Form 10-Q
period 2010-09-30
SINCLAIR BROADCAST GROUP INC
filed 2010-11-05
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 1, 2010
Class A Common Stock	49,434,012
Class B Common Stock	30,933,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of September 30, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,497	$23,224
Current portion of restricted cash	5,121	27,667
Accounts receivable, net of allowance for doubtful accounts of $2,967 and $2,932, respectively	106,032	106,792
Affiliate receivable	56	69
Current portion of program contract costs	47,830	43,741
Income taxes receivable	8,572	8,073
Prepaid expenses and other current assets	6,959	6,130
Deferred barter costs	3,987	2,825
Deferred tax assets	7,277	7,277
Total current assets	227,331	225,798

PROGRAM CONTRACT COSTS, less current portion	11,544	16,417
PROPERTY AND EQUIPMENT, net	278,018	296,227
RESTRICTED CASH, less current portion	223	37,216
GOODWILL	660,017	660,017
BROADCAST LICENSES	51,988	51,988
DEFINITE-LIVED INTANGIBLE ASSETS, net	186,033	193,405
OTHER ASSETS	121,010	116,653
Total assets	$1,536,164	$1,597,721

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,605	$3,746
Accrued liabilities	75,707	60,523
Current portion of notes payable, capital leases and commercial bank financing	20,914	40,632
Current portion of notes and capital leases payable to affiliates	3,323	2,995
Current portion of program contracts payable	83,544	91,995
Deferred barter revenues	3,462	2,810
Total current liabilities	189,555	202,701

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,201,870	1,297,964
Notes payable and capital leases to affiliates, less current portion	20,270	24,717
Program contracts payable, less current portion	34,206	48,448
Deferred tax liabilities	199,101	177,219
Other long-term liabilities	47,135	48,894
Total liabilities	1,692,137	1,799,943

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 49,349,586 and 47,375,437 shares issued and outstanding, respectively	493	474
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 30,997,859 and 32,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	310	325
Additional paid-in capital	609,452	605,340
Accumulated deficit	(770,807)	(813,876)
Other comprehensive loss	(3,996)	(4,213)
Total Sinclair Broadcast Group shareholders’ deficit	(164,548)	(211,950)
Noncontrolling interests	8,575	9,728
Total deficit	(155,973)	(202,222)
Total liabilities and equity (deficit)	$1,536,164	$1,597,721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Station broadcast revenues, net of agency commissions	$158,809	$136,427	$465,440	$400,740
Revenues realized from station barter arrangements	17,812	13,010	50,573	38,827
Other operating divisions revenues	9,831	10,690	25,618	33,570
Total revenues	186,452	160,127	541,631	473,137
OPERATING EXPENSES:
Station production expenses	38,619	34,368	113,182	106,200
Station selling, general and administrative expenses	32,230	28,484	93,426	91,387
Expenses recognized from station barter arrangements	15,716	11,164	44,695	32,685
Amortization of program contract costs and net realizable value adjustments	15,945	17,021	47,162	57,644
Other operating divisions expenses	7,902	11,280	22,259	34,422
Depreciation of property and equipment	9,022	9,995	27,744	32,456
Corporate general and administrative expenses	6,236	6,109	20,063	18,485
Amortization of definite-lived intangible assets and other assets	4,687	6,230	14,087	17,683
Gain on asset exchange	—	(500)	—	(3,016)
Impairment of goodwill, intangible and other assets	—	243	—	130,341
Total operating expenses	130,357	124,394	382,618	518,287
Operating income (loss)	56,095	35,733	159,013	(45,150)
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(31,349)	(17,466)	(88,700)	(53,486)
(Loss) gain from extinguishment of debt	(3,939)	—	(4,377)	18,986
(Loss) income from equity and cost method investments	(1,997)	453	(2,478)	471
Other income, net	557	448	1,767	1,561
Total other expense	(36,728)	(16,565)	(93,788)	(32,468)
Income (loss) from continuing operations before income taxes	19,367	19,168	65,225	(77,618)
INCOME TAX (PROVISION) BENEFIT	(5,154)	(3,313)	(22,932)	9,129
Income (loss) from continuing operations	14,213	15,855	42,293	(68,489)
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, includes income tax provision of $68, $24, $202 and $241, respectively	(68)	245	(202)	28
NET INCOME (LOSS)	14,145	16,100	42,091	(68,461)
Net loss (income) attributable to the noncontrolling interests	131	(1,162)	978	527
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$14,276	$14,938	$43,069	$(67,934)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings (loss) per share from continuing operations	$0.18	$0.18	$0.54	$(0.85)
Earnings (loss) per share	$0.18	$0.19	$0.54	$(0.85)
Weighted average common shares outstanding	80,344	79,739	80,204	80,036
Weighted average common and common equivalent shares outstanding	80,627	86,155	80,480	80,036

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$14,344	$14,693	$43,271	$(67,962)
(Loss) income from discontinued operations	(68)	245	(202)	28
Net income (loss)	$14,276	$14,938	$43,069	$(67,934)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2009	$474	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)
Class A Common Stock issued pursuant to employee benefit plans	4	—	4,112	—	—	—	4,116
Class B Common Stock converted into Class A Common Stock	15	(15)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(175)	(175)
Amortization of net periodic pension benefit costs	—	—	—	—	217	—	217
Net income (loss)	—	—	—	43,069	—	(978)	42,091
BALANCE, September 30, 2010	$493	$310	$609,452	$(770,807)	$(3,996)	$8,575	$(155,973)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss)	$14,145	$16,100	$42,091	$(68,461)
Amortization of net periodic pension benefit costs	72	53	217	158
Comprehensive income (loss)	14,217	16,153	42,308	(68,303)
Comprehensive loss (income) attributable to the noncontrolling interests	131	(1,162)	978	527
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$14,348	$14,991	$43,286	$(67,776)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$42,091	$(68,461)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	3,723	8,346
Depreciation of property and equipment	27,938	32,713
Recognition of deferred revenue	(18,039)	(19,538)
Impairment of goodwill, intangible and other assets	—	130,341
Amortization of definite-lived intangible and other assets	14,087	17,683
Amortization of program contract costs and net realizable value adjustments	47,162	57,644
Loss (gain) on extinguishment of debt, non-cash portion	3,552	(18,986)
Deferred tax provision (benefit) related to operations	21,749	(9,100)
Change in assets and liabilities:
Decrease in accounts receivable, net	757	12,515
(Increase) decrease in income taxes receivable	(499)	2,016
(Increase) decrease in prepaid expenses and other current assets	(731)	1,460
Decrease (increase) in other assets	4,230	(123)
Increase (decrease) in accounts payable and accrued liabilities	25,918	(2,019)
Decrease in other long-term liabilities	(57)	(466)
Payments on program contracts payable	(69,080)	(60,822)
Other, net	4,134	372
Net cash flows from operating activities	106,935	83,575
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,798)	(7,023)
Purchase of alarm monitoring contracts	(7,656)	(8,876)
Decrease in restricted cash	59,539	—
Dividends and distributions from equity and cost method investees	894	1,460
Investments in equity and cost method investees	(10,509)	(9,361)
Proceeds from the sale of assets	—	102
Loans to affiliates	(102)	(123)
Proceeds from loans to affiliates	115	153
Net cash flows from (used in) investing activities	32,483	(23,668)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	33,056	131,767
Repayments of notes payable, commercial bank financing and capital leases	(150,423)	(169,959)
Purchase of subsidiary shares from noncontrolling interests	—	(4,000)
Repurchase of Class A Common Stock	—	(1,454)
Dividends paid on Class A and Class B Common Stock	—	(16,038)
Payments for deferred financing costs	(1,304)	(4,419)
Noncontrolling interests (distributions) contributions	(175)	126
Repayments of notes and capital leases to affiliates	(2,299)	(2,176)
Net cash flows used in financing activities	(121,145)	(66,153)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,273	(6,246)
CASH AND CASH EQUIVALENTS, beginning of period	23,224	16,470
CASH AND CASH EQUIVALENTS, end of period	$41,497	$10,224

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities including debt held by our VIEs are non-recourse to us.  However the VIE debt of Cunningham Broadcasting Corporation (Cunningham) contains cross-default provisions under our senior secured credit facility (Bank Credit Agreement).  See Note 5, Related Person Transactions for more information.

We have a Local Marketing Agreement (LMA) to provide programming, sales and managerial services to Cunningham, the license owner for six television stations.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire the Federal Communications Commission (FCC) licenses are pending approval.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 5, Related Person Transactions for more information on our arrangements with Cunningham.

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

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets were as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,994	$4,127
Income taxes receivable	29	33
Current portion of program contract costs	528	430
Prepaid expenses and other current assets	223	129
Deferred tax assets	27	27
Total current asset	5,801	4,746

PROGRAM CONTRACT COSTS, less current portion	448	649
PROPERTY AND EQUIPMENT, net	7,652	8,239
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,320	4,320
DEFINITE-LIVED INTANGIBLE ASSETS, net	7,141	7,393
OTHER ASSETS	158	213
Total assets	$31,877	$31,917

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$37	$37
Accrued liabilities	500	774
Current portion of notes payable, capital leases and commercial bank financing	11,051	11,039
Current portion of program contracts payable	691	576
Total current liabilities	12,279	12,426

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	16,250	24,540
Program contracts payable, less current portion	170	444
Deferred tax liabilities	218	218
Total liabilities	$28,917	$37,628

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$7,734	$7,734	$8,796	$8,796
Investments in investment companies	24,347	24,347	21,108	21,108
Total	$32,081	$32,081	$29,904	$29,904

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in (loss) income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.6 million and $0.3 million in the quarters ended September 30, 2010 and 2009, respectively.  We recorded income of $1.1 million and a loss of $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of September 30, 2010 and December 31, 2009, our unfunded commitments totaled $15.0 million and $16.8 million, respectively.

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

Restricted Cash

In October 2009, we established a cash collateral account with the proceeds from the sale of 9.25% Senior Secured Second Lien Notes due 2017 (the 9.25% Notes).  The cash collateral account restricted the use of cash therein to repurchase our 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) and 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) upon, or prior to, the expiration of the put periods for such notes in May 2010 and January 2011, respectively.  Upon expiration of such put periods, the unused cash is released to us to be used for general corporate purposes.  During 2010, we used $53.6 million of restricted cash to redeem the 3.0% and 4.875% Notes.  See Note 3, Notes Payable and Commercial Bank Financing for more information.  As of September 30, 2010, we held $5.1 million in the restricted cash collateral account to be used for the redemption of the remaining $5.7 million aggregate principal amount of 4.875% Notes.  As of September 30, 2010, primarily all of the restricted cash classified as current relates to the January 2011 put option.

Additionally, under the terms of certain lease agreements, as of September 30, 2010, we are required to hold $0.4 million of restricted cash related to the removal of analog equipment from some of our leased towers.  As of December 31, 2009, we were required to hold $0.5 million of restricted cash related to the removal of analog tower equipment.

Dividends

In November 2010, our Board of Directors declared a $0.43 per share common stock dividend payable on December 15, 2010 to holders of record on December 1, 2010.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2010 and 2009, is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

Our effective income tax rate for the three months ended September 30, 2010 was lower than the statutory rate primarily due to a $2.3 million benefit predominantly resulting from a change in estimate related to an increased deduction for the recovery of historical losses attributable to a disposition that took place in 2009.  Our effective income tax rate for the nine months ended September 30, 2010 approximated the statutory rate.

In October 2010, we received a $8.4 million federal income tax cash refund.

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

Our FOX affiliation agreements require us to receive FOX’s consent prior to entering into retransmission consent agreements that include content provided by FOX.  FOX has recently begun conditioning its consent on its affiliates agreeing to pay FOX compensation related to such retransmission consent agreements.  Sinclair, and other FOX affiliates, are currently negotiating with FOX on this issue.  As of September 30, 2010, the net book value of our FOX network affiliation assets was $31.1 million.

On August 31, 2010, the FOX affiliation agreement with KFXA-TV in Cedar Rapids, Iowa, expired.  The licensee of KFXA, to which we provide services under an outsourcing agreement, continues to operate the station as a FOX affiliate pursuant to an informal month-to-month extension, while negotiations with FOX continue.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

Debt Redemptions

During the first quarter of 2010, we completed tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes at 100% of the face value of such notes.  We used $26.6 million of restricted cash to pay for such redemptions.  We redeemed approximately $12.3 million and $14.3 million of the 3.0% and 4.875% Notes, respectively.  During the second quarter of 2010, the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the 3.0% Notes exercised their put rights.  We used $10.0 million of restricted cash to pay for such exercises.  After the expiration of the 3.0% Notes put rights $5.4 million of unused funds from the cash collateral account was released to us for general corporate purposes.  During the third quarter of 2010, we redeemed $17.0 million of the 4.875% Notes in a private transaction.  We used $17.0 million of restricted cash to pay for the purchase.  As of September 30, 2010, the face amount of the outstanding 3.0% and 4.875% Notes was $5.4 million and $5.7 million, respectively.

During the nine months ended September 30, 2010, we repurchased, on the open market, $6.1 million in principal amount of the 6.0% Convertible Debentures, due 2012 (the 6.0% Notes).  On September 20, 2010, we commenced tender offers to purchase for cash up to $60.0 million in principal amount of the outstanding 6.0% Notes and any and all of the outstanding 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes). We offered to purchase the 6.0% Notes at a purchase price of $987.50 per $1,000 principal amount plus accrued and unpaid interest.  We offered to purchase the 8.0% Notes at a purchase price of $1,002.50 per $1,000 principal amount, if tendered within the first ten business days of the tender offer period or $972.50 per $1,000 principal amount if tendered after such time, plus accrued and unpaid interest.  The tender offers expired October 19, 2010 and approximately, $58.0 million and $175.7 million principal amount of the 6.0% and 8.0% Notes, respectively, were tendered and purchased.  The net proceeds from the offering of the 8.375% Senior Unsecured Notes, due 2018 (the 8.375% Notes), discussed below, were used to fund these tender offers.  As of September 30, 2010, the face amount of the outstanding 6.0% and 8.0% Notes was $128.0 million and $224.7 million, respectively, and are classified as long-term in our consolidated balance sheets.  We will redeem the remaining $49.0 million of the 8.0% Notes in cash on November 19, 2010 at a purchase price of 100% of the principal amount of the 8.0% Notes plus accrued and unpaid interest.

Bank Credit Agreement

On August 19, 2010, we entered into an amendment (the Amendment) of our Bank Credit Agreement.  Under the Amendment, we paid down $35.0 million of the outstanding $305.0 million balance under the Term Loan B facility (Term Loan B) and repriced the remaining $270.0 million outstanding.  The final terms of the Amendment are as follows:

•                  The Term Loan B will initially bear interest at LIBOR plus 4.00% with a 1.5% LIBOR floor and will continue to amortize principal at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015 with 95.25% due at maturity or upon earlier termination of the Term Loan B pursuant to the terms in the Bank Credit Agreement.

•                  We have the right to prepay the Term Loan B at any time; provided, however, that if we prepay, reprice downward or otherwise refinance all or any portion of the Term Loan B prior to August 19, 2011, then we will be required to pay the Term Loan B lenders a prepayment premium equal to 1.00% of the aggregate amount prepaid, repriced or otherwise refinanced.

•                  Provision for additional incremental term loan capacity up to $100.0 million.

•                  The terms of the Revolving Credit Facility were not materially affected by the Amendment.

8.375% Senior Unsecured Notes, due 2018

On October 4, 2010, we issued $250.0 million aggregate principal amount of 8.375% Notes due October 15, 2018 at 98.567% of their par value pursuant to an indenture, dated as of October 4, 2010 (the Indenture).  Interest on the 8.375% Notes will be paid on April 15 and October 15 of each year, beginning April 15, 2011.  Prior to October 15, 2014, we may redeem the 8.375% Notes in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 8.375% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on October 15, 2014, we may redeem some or all of the 8.375% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to October 15, 2013, we may redeem up to 35% of the 8.375% Notes using the proceeds of certain equity offerings.  Upon certain changes of control, we must offer to purchase the 8.375% Notes at a price equal to 101% of the face amount of the Notes plus accrued and unpaid interest.  The net proceeds from the offering of the 8.375% Notes were used to fund the tender offers for our 6.0% and 8.0% Notes described above.  Concurrent to entering into the Indenture we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 8.375% Notes for registered securities with the SEC by July 1, 2011.

In conjunction with the Amendment of the Bank Credit Agreement, the 8.375% Notes issuance, and the 6.0% and 8.0% Notes tenders, both Moody’s and Standard & Poor’s raised our credit ratings.

4.              EARNINGS (LOSS) PER SHARE

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (Loss) (Numerator)
Income (loss) from continuing operations	$14,213	$15,855	$42,293	$(68,489)
Income impact of assumed conversion of the 4.875% Notes, net of taxes	42	1,049	125	—
Net loss (income) attributable to noncontrolling interests included in continuing operations	131	(1,162)	978	527
Numerator for diluted earnings (loss) per common share from continuing operations	14,386	15,742	43,396	(67,962)
(Loss) income from discontinued operations	(68)	245	(202)	28
Numerator for diluted earnings (loss) attributable to Sinclair Broadcast Group	$14,318	$15,987	$43,194	$(67,934)

Shares (Denominator)
Weighted-average common shares outstanding	80,344	79,739	80,204	80,036
Dilutive effect of stock-settled appreciation rights	28	—	21	—
Dilutive effect of 4.875% Notes	255	6,416	255	—
Weighted-average common and common equivalent shares outstanding	80,627	86,155	80,480	80,036

Potentially dilutive securities representing 7.0 million and 21.8 million for the three months ended September 30, 2010 and 2009, respectively, and 7.0 million and 28.2 million for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the partial redemption of our 3.0% Notes and the inclusion of the 4.875% Notes in dilutive earnings (loss) per share.  The net income (loss) per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

5.              RELATED PERSON TRANSACTIONS

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

We made payments to Cunningham under the LMAs and acquisition agreements of $4.4 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, we made payments to Cunningham of $13.2 million and $4.6 million, respectively, related to the LMAs.

For the three and nine months ended September 30, 2010, Cunningham’s stations provided us with approximately $22.5 million and $67.8 million, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of September 30, 2010, Cunningham was the sole material third-party licensee.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by some or all of the controlling shareholders).  Lease payments made to these entities were $1.5 million and $1.2 million for the three months ended

September 30, 2010 and 2009.  Lease payments made to these entities were $3.8 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $0.5 million for each of the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively.  We received $0.1 million for each of the three months ended September 30, 2010 and 2009 and $0.4 million for each of the nine months ended September 30, 2010 and 2009 from Bay TV for certain equipment leases.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  Our stations in Baltimore, Maryland and Norfolk, Virginia received payments for advertising time totaling less than $0.1 million for each of the three months ended September 30, 2010 and 2009.  For each of the nine months ended September 30, 2010 and 2009, we received payments for advertising time totaling $0.2 million.  We paid $0.2 million and $0.1 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, we paid $0.5 million and $0.3 million, respectively, for vehicles and related vehicle services.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of a partner and founder of Thomas & Libowitz, P.A., a law firm providing legal services to us on an ongoing basis.  We paid fees of less than $0.1 million and $0.4 million to Thomas & Libowitz during the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, we paid fees of $0.4 million and $1.0 million to Thomas & Libowitz, respectively.

6.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had $166.4 million and $109.0 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of September 30, 2010 and 2009, respectively.  We had $4.9 million and $3.2 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, we had $14.4 million and $9.3 million in intercompany interest expense.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three and nine months ended September 30, 2010 and 2009 (in thousands).

For the three months ended September 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$176,621	$9,831	$—	$186,452
Depreciation of property and equipment	8,220	321	481	9,022
Amortization of definite-lived intangible assets and other assets	3,961	726	—	4,687
Amortization of program contract costs and net realizable value adjustments	15,945	—	—	15,945
General and administrative overhead expenses	5,508	232	496	6,236
Operating income (loss)	56,468	605	(978)	56,095
Interest expense	—	551	30,798	31,349
Loss from equity and cost method investments	—	(1,997)	—	(1,997)

For the three months ended September 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$149,437	$10,690	$—	$160,127
Depreciation of property and equipment	9,242	280	473	9,995
Amortization of definite-lived intangible assets and other assets	5,659	571	—	6,230
Amortization of program contract costs and net realizable value adjustments	17,021	—	—	17,021
Impairment of goodwill, intangible and other assets	—	—	243	243
General and administrative overhead expenses	1,809	237	4,063	6,109
Operating income (loss)	42,401	(1,682)	(4,986)	35,733
Interest expense	—	376	17,090	17,466
Income from equity and cost method investments	—	453	—	453

For the nine months ended September 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$516,013	$25,618	$—	$541,631
Depreciation of property and equipment	25,460	942	1,342	27,744
Amortization of definite-lived intangible assets and other assets	12,017	2,070	—	14,087
Amortization of program contract costs and net realizable value adjustments	47,162	—	—	47,162
General and administrative overhead expenses	17,771	675	1,617	20,063
Operating income (loss)	162,508	(530)	(2,965)	159,013
Interest expense	—	1,299	87,401	88,700
Loss from equity and cost method investments	—	(2,478)	—	(2,478)

For the nine months ended September 30, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$439,567	$33,570	$—	$473,137
Depreciation of property and equipment	30,275	755	1,426	32,456
Amortization of definite-lived intangible assets and other assets	16,172	1,511	—	17,683
Amortization of program contract costs and net realizable value adjustments	57,644	—	—	57,644
Impairment of goodwill, intangible and other assets	130,098	—	243	130,341
General and administrative overhead expenses	5,523	823	12,139	18,485
Operating loss	(27,152)	(3,978)	(14,020)	(45,150)
Interest expense	—	994	52,492	53,486
Income from equity and cost method investments	—	471	—	471

7.              FAIR VALUE MEASUREMENTS:

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

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our financial instruments as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.0% Senior Subordinated Notes, due 2012	$225,208	$224,849	$225,488	$220,731
6.0% Convertible Debentures, due 2012	119,670	127,193	122,482	111,991
4.875% Convertible Senior Notes, due 2018	5,685	5,685	37,016	36,091
3.0% Convertible Senior Notes, due 2027	5,400	5,400	27,383	27,044
9.25% Senior Secured Second Lien Notes, due 2017	487,409	535,000	486,519	518,125
Bank Credit Agreement, Term Loan B	264,086	273,370	323,551	314,306
Cunningham Bank Credit Facility	24,675	25,174	32,900	32,900
Active program contracts payable	117,753	108,061	140,443	124,951
Future program liabilities (a)	76,790	61,861	70,038	56,202
Total fair value	$1,326,676	$1,366,593	$1,465,820	$1,442,341

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.

Our financial instruments, except the 3.0% and 4.875% Notes are fair valued using Level 1 hierarchy inputs described above.  Our Term Loan B and Cunningham’s bank credit facility are fair valued using Level 2 hierarchy inputs described above.

Our 3.0% and 4.875% Notes carrying value approximates fair value.  Our estimates of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants return and risk applicable to program contracts.

8.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, as amended, the 9.25% Notes and the 8.0% Notes.  Our Class A Common Stock, Class B Common Stock, the 6.0% Notes, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.  As of September 30, 2010, our consolidated total debt of $1,246.4 million included $1,030.2 million of debt related to STG and its subsidiaries of which SBG guaranteed $978.0 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$25,931	$233	$15,333	$—	$41,497
Restricted cash — current	—	5,057	64	—	—	5,121
Accounts and other receivables	78	252	110,013	4,451	(134)	114,660
Other current assets	674	2,529	60,020	3,114	(284)	66,053
Total current assets	752	33,769	170,330	22,898	(418)	227,331

Property and equipment, net	10,270	2,507	174,880	97,216	(6,855)	278,018

Investment in consolidated subsidiaries	—	627,487	—	—	(627,487)	—
Restricted cash — long-term	—	—	223	—	—	223
Other long-term assets	74,510	318,832	20,974	92,634	(374,396)	132,554
Total other long-term assets	74,510	946,319	21,197	92,634	(1,001,883)	132,777

Acquired intangible assets	—	—	835,482	62,158	398	898,038

Total assets	$85,532	$982,595	$1,201,889	$274,906	$(1,008,758)	$1,536,164

Accounts payable and accrued liabilities	$605	$32,128	$38,200	$8,330	$(951)	$78,312
Current portion of long-term debt	6,874	2,025	2,851	12,431	56	24,237
Other current liabilities	—	—	86,315	691	—	87,006
Total current liabilities	7,479	34,153	127,366	21,452	(895)	189,555

Long-term debt	135,780	975,938	49,429	279,773	(218,780)	1,222,140
Dividends in excess of investment in consolidated subsidiaries	76,642	—	—	—	(76,642)	—
Other liabilities	30,179	1,825	398,368	44,627	(194,557)	280,442
Total liabilities	250,080	1,011,916	575,163	345,852	(490,874)	1,692,137

Common stock	803	—	10	282	(292)	803
Additional paid-in capital	609,452	208,422	508,766	76,628	(793,816)	609,452
Accumulated (deficit) earnings	(770,807)	(235,296)	119,834	(146,459)	261,921	(770,807)
Accumulated other comprehensive loss	(3,996)	(2,447)	(1,884)	(1,397)	5,728	(3,996)
Total Sinclair Broadcast Group (deficit) equity	(164,548)	(29,321)	626,726	(70,946)	(526,459)	(164,548)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	8,575	8,575
Total liabilities and equity (deficit)	$85,532	$982,595	$1,201,889	$274,906	$(1,008,758)	$1,536,164

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$10,364	$217	$12,643	$—	$23,224
Restricted cash — current	—	27,667	—	—	—	27,667
Accounts and other receivables	232	6,014	110,733	4,045	(6,090)	114,934
Other current assets	639	2,558	54,546	2,513	(283)	59,973
Total current assets	871	46,603	165,496	19,201	(6,373)	225,798

Property and equipment, net	11,597	2,135	194,139	95,437	(7,081)	296,227

Investment in consolidated subsidiaries	—	691,578	—	—	(691,578)	—
Restricted cash — long-term	—	36,732	484	—	—	37,216
Other long-term assets	69,876	273,806	26,271	58,342	(295,225)	133,070
Total other long-term assets	69,876	1,002,116	26,755	58,342	(986,803)	170,286

Acquired intangible assets	—	—	838,998	57,512	8,900	905,410

Total assets	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

Accounts payable and accrued liabilities	$2,887	$20,742	$32,200	$19,373	$(10,933)	$64,269
Current portion of long-term debt	28,448	—	2,530	12,646	3	43,627
Other current liabilities	—	—	94,229	576	—	94,805
Total current liabilities	31,335	20,742	128,959	32,595	(10,930)	202,701

Long-term debt	171,120	1,037,467	53,192	253,138	(192,236)	1,322,681
Dividends in excess of investment in consolidated subsidiaries	59,402	—	—	—	(59,402)	—
Other liabilities	32,437	1,979	352,567	37,147	(149,569)	274,561
Total liabilities	294,294	1,060,188	534,718	322,880	(412,137)	1,799,943

Common stock	799	—	10	282	(292)	799
Additional paid-in capital	605,340	279,664	670,863	41,824	(992,351)	605,340
Accumulated (deficit) earnings	(813,876)	(286,414)	21,904	(131,677)	396,187	(813,876)
Accumulated other comprehensive loss	(4,213)	(2,584)	(2,107)	(2,817)	7,508	(4,213)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(211,950)	(9,334)	690,670	(92,388)	(588,948)	(211,950)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	9,728	9,728
Total liabilities and equity (deficit)	$82,344	$1,050,854	$1,225,388	$230,492	$(991,357)	$1,597,721

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$176,892	$12,023	$(2,463)	$186,452

Program and production	—	214	40,551	104	(2,250)	38,619
Selling, general and administrative	498	5,444	31,649	1,006	(131)	38,466
Depreciation, amortization and other operating expenses	481	105	43,255	9,422	9	53,272
Total operating expenses	979	5,763	115,455	10,532	(2,372)	130,357

Operating (loss) income	(979)	(5,763)	61,437	1,491	(91)	56,095

Equity in earnings of consolidated subsidiaries	16,409	32,631	—	—	(49,040)	—
Interest expense	(3,560)	(25,969)	(1,265)	(5,667)	5,112	(31,349)
Other income (expense)	882	2,086	(5,224)	(3,091)	(32)	(5,379)
Total other income (expense)	13,731	8,748	(6,489)	(8,758)	(43,960)	(36,728)

Income tax benefit (provision)	1,524	13,215	(21,475)	1,582	—	(5,154)
Loss from discontinued operations	—	—	(68)	—	—	(68)
Net income (loss)	14,276	16,200	33,405	(5,685)	(44,051)	14,145
Net loss attributable to the noncontrolling interests	—	—	—	—	131	131
Net income (loss) attributable to Sinclair Broadcast Group	$14,276	$16,200	$33,405	$(5,685)	$(43,920)	$14,276

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$149,699	$12,854	$(2,426)	$160,127

Program and production	—	145	35,999	268	(2,044)	34,368
Selling, general and administrative	4,270	1,692	27,716	1,032	(117)	34,593
Depreciation, amortization and other operating expenses	8,595	123	41,930	3,640	1,145	55,433
Total operating expenses	12,865	1,960	105,645	4,940	(1,016)	124,394

Operating (loss) income	(12,865)	(1,960)	44,054	7,914	(1,410)	35,733

Equity in earnings of consolidated subsidiaries	32,895	28,354	—	—	(61,249)	—
Interest income	283	11,979	—	275	(12,534)	3
Interest expense	(9,865)	(5,720)	(1,390)	(13,282)	12,791	(17,466)
Other income (expense)	148	4,544	(4,311)	(321)	838	898
Total other income (expense)	23,461	39,157	(5,701)	(13,328)	(60,154)	(16,565)

Income tax benefit (provision)	4,097	504	(9,397)	1,483	—	(3,313)
Income from discontinued operations	245	—	—	—	—	245
Net income (loss)	14,938	37,701	28,956	(3,931)	(61,564)	16,100
Net income attributable to the noncontrolling interests	—	—	—	—	(1,162)	(1,162)
Net income (loss) attributable to Sinclair Broadcast Group	$14,938	$37,701	$28,956	$(3,931)	$(62,726)	$14,938

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$516,907	$32,496	$(7,772)	$541,631

Program and production	—	681	119,139	274	(6,912)	113,182
Selling, general and administrative	1,623	17,649	92,078	2,575	(436)	113,489
Depreciation, amortization and other operating expenses	1,342	303	127,597	26,734	(29)	155,947
Total operating expenses	2,965	18,633	338,814	29,583	(7,377)	382,618

Operating (loss) income	(2,965)	(18,633)	178,093	2,913	(395)	159,013

Equity in earnings of consolidated subsidiaries	50,692	94,189	—	—	(144,881)	—
Interest expense	(11,371)	(71,907)	(3,921)	(16,547)	15,046	(88,700)
Other income (expense)	2,058	12,453	(15,127)	(4,390)	(82)	(5,088)
Total other income (expense)	41,379	34,735	(19,048)	(20,937)	(129,917)	(93,788)

Income tax benefit (provision)	4,655	31,199	(62,030)	3,244	—	(22,932)
Loss from discontinued operations	—	—	(202)	—	—	(202)
Net income (loss)	43,069	47,301	96,813	(14,780)	(130,312)	42,091
Net loss attributable to the noncontrolling interests	—	—	—	—	978	978
Net income (loss) attributable to Sinclair Broadcast Group	$43,069	$47,301	$96,813	$(14,780)	$(129,334)	$43,069

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$440,377	$39,794	$(7,034)	$473,137

Program and production	—	529	111,279	377	(5,985)	106,200
Selling, general and administrative	12,342	5,603	89,034	3,266	(373)	109,872
Depreciation, amortization and other operating expenses	9,548	338	267,628	33,835	(9,134)	302,215
Total operating expenses	21,890	6,470	467,941	37,478	(15,492)	518,287

Operating loss	(21,890)	(6,470)	(27,564)	2,316	8,458	(45,150)

Equity in earnings of consolidated subsidiaries	(46,253)	(50,926)	—	—	97,179	—
Interest income	844	17,537	—	747	(19,088)	40
Interest expense	(29,861)	(17,877)	(4,392)	(21,250)	19,894	(53,486)
Other income (expense)	20,461	14,412	(13,772)	(706)	583	20,978
Total other expense	(54,809)	(36,854)	(18,164)	(21,209)	98,568	(32,468)

Income tax benefit (provision)	8,737	3,710	(3,401)	83	—	9,129
Income from discontinued operations	28	—	—	—	—	28
Net loss	(67,934)	(39,614)	(49,129)	(18,810)	107,026	(68,461)
Net loss attributable to the noncontrolling interests	—	—	—	—	527	527
Net loss attributable to Sinclair Broadcast Group	$(67,934)	$(39,614)	$(49,129)	$(18,810)	$107,553	$(67,934)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(13,966)	$(59,095)	$183,105	$(589)	$(2,520)	$106,935
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,351)	(4,725)	(1,722)	—	(9,798)
Purchase of alarm monitoring contracts	—	—	—	(7,656)	—	(7,656)
Distributions from investments	709	—	—	185	—	894
Investment in equity and cost method investees	(2,000)	—	—	(8,509)	—	(10,509)
Change in restricted cash	—	59,342	197	—	—	59,539
Loans to affiliates	(102)	—	—	—	—	(102)
Proceeds from loans to affiliates	115	—	—	—	—	115
Net cash flows (used in) from investing activities	(1,278)	55,991	(4,528)	(17,702)	—	32,483

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	17,650	—	15,406	—	33,056
Repayments of notes payable, commercial bank financing and capital leases	(56,806)	(77,687)	(224)	(15,706)	—	(150,423)
Payments for deferred financing costs	—	(1,304)	—	—	—	(1,304)
Distributions to noncontrolling interest	—	—	—	(175)	—	(175)
Repayment of notes and capital leases to affiliates	(559)	—	(1,740)	—	—	(2,299)
Increase (decrease) in intercompany payables	72,609	80,012	(176,597)	21,456	2,520	—
Net cash flows from (used in) financing activities	15,244	18,671	(178,561)	20,981	2,520	(121,145)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	15,567	16	2,690	—	18,273
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$25,931	$233	$15,333	$—	$41,497

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(38,373)	$3,953	$128,443	$(9,975)	$(473)	$83,575
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(32)	(1,000)	(4,005)	(1,986)	—	(7,023)
Purchase of alarm monitoring contracts	—	—	—	(8,876)	—	(8,876)
Distributions from investments	—	—	—	1,460	—	1,460
Investments in equity and cost method investees	(3,130)	—	—	(6,231)	—	(9,361)
Proceeds from sale of assets	—	—	102	—	—	102
Loans to affiliates	(123)	—	—	—	—	(123)
Proceeds from loans to affiliates	153	—	—	—	—	153
Net cash flows used in investing activities	(3,132)	(1,000)	(3,903)	(15,633)	—	(23,668)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	108,963	—	22,804	—	131,767
Repayments of notes payable, commercial bank financing and capital leases	(30,637)	(124,978)	(285)	(14,059)	—	(169,959)
Purchase of noncontrolling interests	—	—	—	(4,000)	—	(4,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	(4,261)	—	(158)	—	(4,419)
Contributions from noncontrolling interests	—	—	—	126	—	126
Repayments of notes and capital leases to affiliates	(481)	—	(1,695)	—	—	(2,176)
Increase (decrease) in intercompany payables	90,270	11,861	(121,964)	19,515	318	—
Net cash flows from (used in) financing activities	41,505	(8,415)	(123,944)	24,228	473	(66,153)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,462)	596	(1,380)	—	(6,246)
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$4,187	$823	$5,214	$—	$10,224

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

Other matters set forth in this report and our other reports filed with the SEC, including the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three and nine months ended September 30, 2010 and 2009:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statement of Operations Data:
Net broadcast revenues (a)	$158,809	$136,427	$465,440	$400,740
Revenues realized from station barter arrangements	17,812	13,010	50,573	38,827
Other operating divisions revenues	9,831	10,690	25,618	33,570
Total revenues	186,452	160,127	541,631	473,137

Station production expenses	38,619	34,368	113,182	106,200
Station selling, general and administrative expenses	32,230	28,484	93,426	91,387
Expenses recognized from station barter arrangements	15,716	11,164	44,695	32,685
Amortization of program contract costs and net realizable value adjustments	15,945	17,021	47,162	57,644
Depreciation and amortization expenses (b)	13,709	16,225	41,831	50,139
Other operating divisions expenses	7,902	11,280	22,259	34,422
Corporate general and administrative expenses	6,236	6,109	20,063	18,485
Gain on asset exchange	—	(500)	—	(3,016)
Impairment of goodwill, intangible and other assets	—	243	—	130,341
Operating income (loss)	56,095	35,733	159,013	(45,150)

Interest expense and amortization of debt discount and deferred financing costs	(31,349)	(17,466)	(88,700)	(53,486)
(Loss) gain from extinguishment of debt	(3,939)	—	(4,377)	18,986
(Loss) income from equity and cost method investees	(1,997)	453	(2,478)	471
Other income, net	557	448	1,767	1,561
Income (loss) from continuing operations before income taxes	19,367	19,168	65,225	(77,618)
Income tax (provision) benefit	(5,154)	(3,313)	(22,932)	9,129
Income (loss) from continuing operations	14,213	15,855	42,293	(68,489)
Discontinued operations:
(Loss) income from discontinued operations	(68)	245	(202)	28
Net income (loss)	14,145	16,100	42,091	(68,461)
Net loss (income) attributable to the noncontrolling interests	131	(1,162)	978	527
Net income (loss) attributable to Sinclair Broadcast Group	$14,276	$14,938	$43,069	$(67,934)

Basic and Diluted Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Earnings (loss) per share from continuing operations	$0.18	$0.18	$0.54	$(0.85)
Earnings (loss) per share	$0.18	$0.19	$0.54	$(0.85)

Balance Sheet Data:	September 30, 2010	December 31, 2009

Cash and cash equivalents	$41,497	$23,224
Total assets	$1,536,164	$1,597,721
Total debt (c)	$1,246,377	$1,366,308
Total equity (deficit)	$(155,973)	$(202,222)

a)              Net broadcast revenues is defined as broadcast revenues, net of agency commissions.

b)             Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

c)              Total debt is defined as notes payable, capital leases and commercial bank financing, including the current and long-term portions.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Executive Overview — financial events since June 30, 2010;

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2010 and 2009, including comparisons between quarters and expectations for the three months ended December 31, 2010.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt repurchases during the three and nine months ended September 30, 2010.

EXECUTIVE OVERVIEW

Third Quarter 2010 Events

•                  In August, we entered into an amendment of our Bank Credit Agreement.  Under the amendment we paid down $35.0 million of the outstanding $305.0 million balance of our Term Loan B and repriced the remaining outstanding amount of $270.0 million;

•                  In August, we entered into an agreement with The Country Network, a country music video network, to air programming on 34 of our stations’ secondary digital signals;

•                  In September, we commenced tender offers to purchase for cash up to $60.0 million in principal amount of the outstanding 6.0% and any and all of the outstanding 8.0% Notes.  The tender offers expired October 19, 2010 and approximately, $58.0 million and $175.7 million principal amount of the 6.0% and 8.0% Notes, respectively, were tendered and purchased;

•                  In September, we redeemed $17.0 million of the 4.875% Notes with restricted cash; and

•                  Excluding political, local revenues have increased 9.9% and national revenues have increased 13.5% in the third quarter 2010 versus the third quarter 2009 as advertising levels in the automotive sector and retransmission revenues have gained momentum.

Other Events

•                  In October, we issued $250.0 million aggregate principal amount of 8.375% Notes;

•                  In October, we announced we will redeem all of the remaining $49.0 million of the 8.0% Notes on November 19, 2010; and

•                  In November, our Board of Directors declared a $0.43 per share common stock dividend payable on December 15, 2010 to holders of record on December 1, 2010.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2010 and 2009 refer to the three months ended September 30, 2010 and 2009, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30 and December 31, respectively, for the year being discussed.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the three and nine months ended September 30, 2010 and 2009 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Local revenues:
Non-political	$111.9	$101.8	9.9%	$340.7	$300.5	13.4%
Political	3.0	0.8	(a)	3.8	1.1	(a)
Total local	114.9	102.6	12.0%	344.5	301.6	14.2%
National revenues:
Non-political	37.1	32.7	13.5%	109.6	97.3	12.6%
Political	6.8	1.1	(a)	11.3	1.8	(a)
Total national	43.9	33.8	29.9%	120.9	99.1	22.0%
Total net broadcast revenues	$158.8	$136.4	16.4%	$465.4	$400.7	16.1%

(a)                        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  When comparing the third quarter 2010 to the same period in 2009, we showed increases in advertising revenues generated from the automotive, political, services, media and furniture sectors.  These increases were partially offset by a decrease in the religion and paid programming sectors.  Automotive, which typically is our largest category, represented 18.7% of the quarter’s net time sales and was up 43.9% in the third quarter 2010 compared to the same period in 2009.

The following table presents our time sales revenue from continuing operations, net of agency commissions, by network affiliates for the three and nine months ended September 30, 2010 and 2009:

	# of	Percent of Net Time Sales for the Three months ended September 30,		$ Percent	Percent of Net Time Sales for the Nine months ended September 30,		$ Percent
	Stations	2010	2009	Change	2010	2009	Change
FOX	20	44.3%	44.0%	18.4%	46.2%	45.3%	15.6%
ABC	9	21.5%	20.2%	25.7%	20.4%	19.2%	20.9%
MyNetworkTV	16	17.3%	17.8%	14.2%	16.3%	17.4%	6.4%
The CW	10	13.3%	14.4%	9.0%	13.5%	14.7%	4.7%
CBS	2	2.7%	2.7%	19.0%	2.8%	2.6%	24.2%
NBC	1	0.7%	0.7%	23.9%	0.7%	0.7%	4.1%
Digital	5	0.2%	0.2%	(26.7)%	0.1%	0.1%	16.3%
Total	63

Political Revenues.  Political revenues increased by $7.9 million to $9.8 million for the third quarter 2010 when compared to the same period in 2009.  For the nine months ended September 30, 2010, political revenues increased by $12.2 million to $15.1 million when compared to the same period in 2009.  Political revenues are typically higher in election years such as 2010.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $10.1 million for the three months ended September 30, 2010 when compared to 2009.  For the nine months ended September 30, 2010 when compared to the same period in 2009, our local broadcast revenues, excluding political revenues were up $40.2 million.  The increase is due to an increase in advertising spending particularly in the automotive sector and an increase in retransmission revenues from MVPDs.

National Revenues.  Our national broadcast revenues, excluding political revenues, include national time sales and other national revenues.  Over the past few years, national revenues have trended downward; however, our third quarter 2010 results were up $4.4 million compared to same period in 2009.  For the nine months ended September 30, 2010 when compared to the same period in 2009, our national broadcast revenues, excluding political revenues were up $12.3 million.  This was primarily due to the amplified decline in 2009 from the effects of the recent recession and a rebound in advertising spending in 2010 along with assistance from an improved automotive sector.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three and nine months ended September 30, 2010 and 2009 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	Percent Change (Increase/ (Decrease))	2010	2009	Percent Change (Increase/ (Decrease))

Station production expenses	$38.6	$34.4	12.2%	$113.2	$106.2	6.6%
Station selling, general and administrative expenses	$32.2	$28.5	13.0%	$93.4	$91.4	2.2%
Amortization of program contract costs and net realizable value adjustments	$15.9	$17.0	(6.5)%	$47.2	$57.6	(18.1)%
Corporate general and administrative expenses	$5.5	$1.8	205.6%	$17.8	$5.5	223.6%
Gain on asset exchange	$—	$0.5	(100.0)%	$—	$3.0	(100.0)%
Impairment of goodwill, intangible and other assets	$—	$—	—	$—	$130.1	(100.0)%

Station production expenses.  Station production expenses increased during the third quarter 2010 compared to the same period in 2009 primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense, increased maintenance costs to remove analog equipment and increases in promotional advertising expenses.

Station production expenses increased during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense and increased maintenance costs to remove analog equipment.  These increases were partially offset by a decrease in electric expenses due to the digital signal conversion in June 2009 and cessation of analog transmission.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased during the third quarter 2010 compared to same period in 2009, primarily due to increases in bad debt expense and increases in national sales representative and local commissions due to an increase in sales.  In 2009, we had increased our bad debt reserves as a result of the GM and Chrysler bankruptcies.  The reserves were reversed in the third quarter of 2009.

Station selling, general and administrative expenses increased during the nine months ended September 30, 2010 compared to same period in 2009, primarily due to increases in national sales representative and local commissions costs due to an increase in sales.  These increases were partially offset by decreases related to bad debt expense and decreased general and administrative trade expenses.

We expect fourth quarter 2010 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our third quarter 2010 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the third quarter 2010 and for the nine months ended September 30, 2010 compared to the same periods in 2009.  Over the past few years we have purchased barter and short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to trend lower in fourth quarter 2010 compared to third quarter 2010.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on asset exchange.  During the third quarter 2009 and the nine months ended September 30, 2009, we recognized a non-cash gain of $0.5 million and $3.0 million, respectively, from the exchange of equipment under agreements with Sprint Nextel Corporation and in association with the FCC’s decision to allow Sprint Nextel Corporation to utilize our vacated analog spectrum in exchange for the new digital equipment.  We received all applicable equipment pursuant to the agreement in 2009.

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

OTHER OPERATING DIVISIONS SEGMENT

The following table presents our other operating divisions segment revenue and expenses related to G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, Triangle Sign & Service, LLC. (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company, and real estate ventures and other nominal businesses for the three and nine months ended September 30, 2010 and 2009 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	Percent Change (Increase/ (Decrease))	2010	2009	Percent Change (Increase/ (Decrease))
Revenues:
G1440	$—	$1.8	(100.0)%	$—	$5.0	(100.0)%
Acrodyne	$—	$0.7	(100.0)%	$—	$4.2	(100.0)%
Triangle	$5.1	$4.8	6.3%	$13.0	$15.9	(18.2)%
Alarm Funding	$2.6	$1.8	44.4%	$7.2	$4.6	56.5%
Real Estate Ventures and Other	$2.1	$1.6	31.3%	$5.4	$3.9	38.5%

Expenses: (a)
G1440	$—	$1.7	(100.0)%	$—	$5.2	(100.0)%
Acrodyne	$—	$2.4	(100.0)%	$—	$6.2	(100.0)%
Triangle	$5.0	$4.8	4.2%	$14.2	$16.1	(11.8)%
Alarm Funding	$2.1	$1.6	31.3%	$5.8	$4.1	41.5%
Real Estate Ventures and Other	$2.6	$2.1	23.8%	$7.3	$6.2	17.7%

(a)                             Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense.

G1440 was sold in fourth quarter 2009 and Acrodyne closed its business on September 30, 2009.

The decreases in Triangle’s results for the nine months ended September 30, 2010 are primarily due to a decline in order volume in the early part of 2010; however, in third quarter 2010 sales were up compared to the same period in 2009 as the economy improved.  The increases in Alarm Funding’s results are primarily due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.

(Loss) Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in (loss) income from equity and cost method investments in our consolidated statements of operations.  During the nine months ended September 30, 2010, we recorded a loss of $4.4 million related to our real estate ventures and income of $1.9 million related to certain private investment funds.  During the nine months ended September 30, 2009, we recorded income of $0.5 million primarily related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	Percent Change (Increase/ (Decrease))	2010	2009	Percent Change (Increase/ (Decrease))
Corporate general and administrative expenses	$0.5	$4.1	(87.8)%	$1.6	$12.1	(86.8)%
Interest expense	$30.8	$17.1	80.1%	$87.4	$52.5	66.5%
(Loss) gain from extinguishment of debt	$(3.9)	$—	(100.0)%	$(4.3)	$19.0	(122.6)%
Income tax (provision) benefit	$(5.2)	$(3.3)	57.6%	$(22.9)	$9.1	(351.6)%

Corporate general and administrative expenses.  In conjunction with our recent debt restructuring activities, we re-examined our corporate overhead cost allocation methodologies and made applicable changes to the way we allocate costs resulting in greater overhead absorption by our broadcast segment.  Therefore, rather than examining these costs on a segment basis, we will examine the cost variance on an overall basis excluding only corporate general and administrative costs from our other operating divisions segment which are included in the expenses discussed in the Other Operating Divisions Segment section.  The results that follow combine the corporate general and administrative expenses found in the Broadcast Segment with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  Total corporate general and administrative expenses increased to $6.0 million in third quarter 2010 from $5.9 million in 2009.  This is primarily due to an increase in compensation expense.  These increases were partially offset by decreases in accounting fees and director fees.

Total corporate general and administrative expenses increased to $19.4 million for the nine months ended September 30, 2010 from $17.6 million in 2009.  This is primarily due to a 2010 increase in compensation expense and an increase in stock-based compensation from the issuance of stock-settled appreciation rights in first quarter 2010 and the issuance of stock grants to our board of directors at a higher stock price in second quarter 2010.  These increases were partially offset by a reduction in health and other insurance costs.

We expect corporate general and administrative expenses to increase in the fourth quarter 2010 compared to third quarter 2010.

Interest expense.  Interest expense has increased primarily due to the debt refinancings in fourth quarter 2009 and third quarter 2010.  As part of these comprehensive debt refinancings, we issued new 9.25% Notes in fourth quarter 2009 and amended and restated our Bank Credit Agreement in fourth quarter 2009, both of which accrue interest at higher rates than the debt replaced.  In the third quarter 2010 we further amended our Bank Credit Agreement.  Our interest rate was reduced, however, certain costs associated with the amendment of $3.7 million were expensed as interest.  We expect interest expense to decrease in fourth quarter 2010 compared to third quarter 2010.

(Loss) gain from extinguishment of debt.   During the nine months ended September 30, 2010, through a combination of tender offers, the exercise of holder put rights, and an open market repurchase we redeemed $31.3 million and $22.3 million of our 4.875% and 3.0% Notes, respectively, resulting in a loss on extinguishment of $0.5 million and $0.1 million, respectively.  Additionally, we made a prepayment on our Term Loan B in second quarter 2010 and amended our Term Loan B in third quarter 2010 reducing by $65.6 million the principal amount outstanding of our Term Loan B and resulting in a loss of $3.1 million from extinguishment of debt.  Also, we repurchased, in the open market $6.1 million in principal amount of our 6.0% Notes, resulting in a loss of $0.4 million from extinguishment of debt.  During the nine months ended September 30, 2009, we repurchased, in the open market, $50.7 million of our 3.0% Notes and $1.0 million of our 6.0% Notes, resulting in a gain of $18.5 million and $0.5 million, respectively from extinguishment of debt.

Income tax (provision) benefit.  The effective tax rate for the three months ended September 30, 2010 including the effects of the noncontrolling interest was a provision of 26.4% as compared to a provision of 18.4% during the same period in 2009.  The increase in the effective tax rate for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily due to a greater valuation allowance provided for in 2010 partially offset by a $2.3 million 2010 tax benefit predominantly resulting from a change in estimate related to an increased deduction for the recovery of historical losses attributable to a disposition that took place in 2009.

The effective tax rate for the nine months ended September 30, 2010 including the effects of the noncontrolling interest was a provision of 34.6% as compared to a benefit of 11.8% during the same period in 2009.  Due to our pre-tax income in 2010 compared to our pre-tax loss in 2009, we incurred a tax provision in 2010 versus a tax benefit in 2009.  The difference in the absolute value of the tax rate between 2010 and 2009 is primarily because impairments of certain indefinite-lived intangible assets recorded in 2009 were not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had $41.5 million in unrestricted cash and cash equivalent balances and working capital of approximately $31.8 million excluding restricted cash.  Cash generated by our operations and availability under the Revolving Credit Facility are used as our primary source of liquidity.  As of September 30, 2010, we had $135.9 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On January 26, 2010, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% and 4.875% Notes at 100% of the face value of such notes.  The tender offers expired February 23, 2010 and approximately $12.3 million and $14.3 million principal amount of the 3.0% and 4.875% Notes, respectively, were tendered and purchased.  On May 17, 2010 the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the 3.0% Notes exercised their put rights.  Holders of the remaining $5.4 million principal amount of 3.0% Notes can exercise put rights again in May 2017.  As of September 30, 2010, the face amount of the outstanding 4.875% Notes was $5.7 million; the 4.875% Notes holders can exercise their put rights on January 15, 2011.  As of September 30, 2010, we held $5.1 million in restricted cash to pay holders of the 4.875% Notes if they exercise their put rights.

On August 19, 2010 we entered into an amendment of our Bank Credit Agreement.  Under the Amendment, we paid down $35.0 million of the outstanding $305.0 million balance under the Term Loan B and repriced the remaining $270.0 million outstanding.  The final terms of the Amendment are as follows:

•                  The Term Loan B will initially bear interest at LIBOR plus 4.00% with a 1.5% LIBOR floor and will continue to amortize principal at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015 with 95.25% due at maturity or upon earlier termination of the Term Loan B pursuant to the terms in the Bank Credit Agreement.

•                  We have the right to prepay the Term Loan B at any time; provided, however, that if we prepay, reprice downward or otherwise refinance all or any portion of the Term Loan B prior to August 19, 2011, then we will be required to pay the Term Loan B lenders a prepayment premium equal to 1.00% of the aggregate amount prepaid, repriced or otherwise refinanced.

•                  Provision for an additional incremental term loan capacity up to $100.0 million.

•                  The terms of the Revolving Credit Facility were not materially effected by the Amendment.

On September 20, 2010, we commenced tender offers to purchase for cash up to $60.0 million of the outstanding 6.0% and any and all of the outstanding 8.0% Notes. We offered to purchase the 6.0% Notes at a purchase price of $987.50 per $1,000 principal amount plus accrued and unpaid interest.  We offered to purchase the 8.0% Notes at a purchase price of $1,002.50 per $1,000 principal amount, if tendered within the first ten business days of the tender offer period or $972.50 per $1,000 principal amount if tendered after such time, plus accrued and unpaid interest.  The tender offers expired October 19, 2010 and approximately, $58.0 million and $175.7 million principal amount of the 6.0% and 8.0% Notes, respectively, were tendered and purchased.  The net proceeds from the offering of the 8.375% Notes, discussed below, were used to fund these tender offers.  As of September 30, 2010, the face amount of the outstanding 6.0% and 8.0% Notes was $128.0 million and $224.7 million, respectively.  We will redeem all of the remaining $49.0 million of the 8.0% Notes in cash on November 19, 2010 at a purchase price of 100% of the principal amount of the 8.0% Notes plus accrued and unpaid interest.

On October 4, 2010, we issued $250.0 million aggregate principal amount of 8.375% Notes due October 15, 2018 at 98.567% of their par value.  Interest on the 8.375% Notes will be paid on April 15 and October 15 of each year, beginning April 15, 2011.  Prior to October 15, 2014, we may redeem the 8.375% Notes in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 8.375% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.

In conjunction with the Amendment of the Bank Credit Agreement, the 8.375% Notes issuance, and the 6.0% and 8.0% Notes tenders, both Moody’s and Standard & Poor’s raised our credit ratings.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and nine months ended September 30, 2010 and 2009 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash flows from operating activities	$46.8	$32.1	$106.9	$83.6

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(5.1)	$(2.1)	$(9.8)	$(7.0)
Decrease in restricted cash	17.5	—	59.5	—
Dividends and distributions from cost method investees	0.8	0.1	0.9	1.5
Purchase of alarm monitoring contracts	(4.3)	(1.3)	(7.7)	(8.9)
Investments in equity and cost method investees	(4.1)	(2.7)	(10.5)	(9.4)
Other	(0.1)	0.1	0.1	0.1
Net cash flows from (used in) investing activities	$4.7	$(5.9)	$32.5	$(23.7)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$24.0	$17.8	$33.1	$131.8
Repayments of notes payable, commercial bank financing and capital leases	(75.8)	(40.7)	(150.4)	(170.0)
Repurchase of Class A Common Stock	—	—	—	(1.5)
Payments for deferred financing costs	(0.1)	(4.3)	(1.3)	(4.4)
Dividends paid on Class A and Class B Common Stock	—	—	—	(16.0)
Purchase of subsidiary share from noncontrolling interests	—	(1.0)	—	(4.0)
Noncontrolling interests (distributions) contributions	(0.1)	(0.1)	(0.2)	0.1
Other	(0.8)	(0.7)	(2.3)	(2.2)
Net cash flows used in financing activities	$(52.8)	$(29.0)	$(121.1)	$(66.2)

Operating Activities

Net cash flows from operating activities increased during the third quarter 2010 and the nine months ended September 30, 2010 compared to the same periods in 2009.  During 2010, we received more cash receipts from customers, net of cash payments to vendors, however, we paid more interest and program payments.

In October 2010, we received a $8.4 million federal income tax cash refund.

We expect program payments to decrease in the fourth quarter 2010 compared to the third quarter 2010.  We expect net interest expense to decrease in the fourth quarter 2010 compared to the third quarter 2010.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities increased during the third quarter 2010 compared to the same period in 2009.  Our alarm monitoring contract purchases were up from third quarter 2009 primarily due to the timing of deal closings.  Acquisitions of property and equipment were primarily driven by station transmitter projects to enhance our digital signals.  We decreased our investment in restricted cash in order to use the cash to pay for the tender offers of the 3.0% and 4.875% Notes in first quarter 2010, the put right exercise of the 3.0% Notes in second quarter 2010 and an open market repurchase of 4.875% Notes in third quarter 2010.  With the exception of restricted cash, net cash flows used in investing activities increased during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to an increase in acquisitions of property and equipment related to various station projects.

For fourth quarter 2010, we anticipate incurring more capital expenditures than incurred in the third quarter.

Financing Activities

Net cash flows used in financing activities increased in the third quarter 2010 and nine months ended September 30, 2010 compared to the same periods in 2009.  During 2010, we purchased $59.7 million of our 3.0%, 4.875% and 6.0% Notes pursuant to a combination of tender offers, put rights and open market purchases.  We made an early repayment of $25.0 million on our Term Loan B during the second quarter 2010 and paid down $35.0 million on our Term Loan B in the third quarter 2010 when we amended our Bank Credit Agreement.  We ceased paying our cash dividend after the first quarter of 2009, however, in November, our Board of Directors declared a $0.43 per share common stock dividend payable on December 15, 2010 to holders of record on December 1, 2010.  Under the terms of the Bank Credit Agreement, in certain circumstances we may make up to $40.0 million in unrestricted annual cash payments including but not limited to dividends and other strategic investments.

CONTRACTUAL CASH OBLIGATIONS

As of September 30, 2010, our contractual cash obligations increased from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 primarily due to changes in our debt, film liabilities and network affiliation agreements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2010.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter 2010, we repurchased, in the open market, $17.0 million in principal amount of the 4.875% Notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of October 4, 2010, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 6, 2010).

4.2

Registration Rights Agreement, dated as of October 4, 2010, by and among Sinclair Television Group, Inc., the guarantors identified therein and J.P. Morgan Securities LLC as representative for Wells Fargo Securities, LLC, Citadel Securities LLC, BNP Paribas Securities Corp. and UBS Securities LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 6, 2010).

4.3

Twelfth Supplemental Indenture dated as of October 19, 2010, by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 19, 2010).

10.1

Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated August 19, 2010, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A as administrative agent, and the lenders party thereto.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2010.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Indenture, dated as of October 4, 2010, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 6, 2010).

4.2

Registration Rights Agreement, dated as of October 4, 2010, by and among Sinclair Television Group, Inc., the guarantors identified therein and J.P. Morgan Securities LLC as representative for Wells Fargo Securities, LLC, Citadel Securities LLC, BNP Paribas Securities Corp. and UBS Securities LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 6, 2010).

4.3

Twelfth Supplemental Indenture dated as of October 19, 2010, by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 19, 2010).

10.1

Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated August 19, 2010, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A as administrative agent, and the lenders party thereto.

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