Form 10-K
period 2010-12-31
SINCLAIR BROADCAST GROUP INC
filed 2011-03-04
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the closing sales price of $5.83 per share as of June 30, 2010, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $278.5 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 28, 2011
Class A Common Stock	51,762,972
Class B Common Stock	28,933,859

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, the following risks:

General risks

·                  the impact of changes in national and regional economies and credit and capital markets;

·                  consumer confidence;

·                  the activities of our competitors;

·                  terrorist acts of violence or war and other geopolitical events;

Industry risks

·                  the business conditions of our advertisers particularly in the automotive and service industries;

·                  competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers and other print and media outlets serving in the same markets;

·                  availability and cost of programming and the continued volatility of networks and syndicators that provide us with programming content;

·                  the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the potential reclamation of some of our broadcasting spectrum;

·                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations and political or other advertising restrictions;

·                  labor disputes and legislation and other union activity;

·                  the broadcasting community’s ability to develop a viable mobile digital broadcast television (mobile DTV) strategy and platform and the consumer’s appetite for mobile television;

·                  the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

·                  the effects of new ratings system technologies including “people meters” and “set-top boxes”, and the ability of such technologies to be a reliable standard that can be used by advertisers;

Risks specific to us

·                  the effectiveness of our management;

·                  our ability to attract and maintain local and national advertising;

·                  our ability to service our substantial debt obligations and operate our business under restrictions contained in our financing agreement;

·                  our ability to successfully renegotiate retransmission consent agreements;

·                  our ability to renew our FCC licenses;

·                  our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

·                  the impact of reverse network compensation payments made by us to networks pursuant to our affiliation agreements requiring compensation for network programming and the resulting negative effect on our operating results;

·                  the popularity of syndicated programming we purchase and network programming that we air;

·                  the strength of ratings for our local news broadcasts including our news sharing arrangements;

·                  changes in the makeup of the population in the areas where our stations are located;

·                  the successful execution of our multi-channel broadcasting initiatives including mobile DTV; and

·                  the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of this report may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speaks only as of the date on which it is made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

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

We have a mid-size market focus and 44 of our 58 stations are located in television designated market areas (DMAs) that rank between the 14th and 77th largest in the United States.  Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (20 stations); MyNetworkTV (16 stations; as of September 2009 is no longer a network affiliation, however is branded as such); ABC (9 stations); The CW (10 stations); CBS (2 stations) and NBC (1 station).  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with TheCoolTV, The Country Network, MyNetworkTV, This TV and Estrella TV.  Refer to our Markets and Stations table later in this Item 1 for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary station channels consists of network provided programs, news produced locally, local sporting events, programming from program service arrangements and syndicated entertainment programs.  We produce news at 18 stations in 12 markets, including three stations where we produce news pursuant to a local news sharing arrangement with a competitive station in that market.  We have 13 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  In 2010, we renewed our network affiliation agreements with ABC and FOX.  Pursuant to the renewal agreements, we are required to pay ABC and FOX a fee for the network programming.  Additionally, we purchase and barter for popular syndicated programming from third parties.  See Operating Strategy later in this Item 1 for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract our national television advertisers through a single national marketing representation firm which has offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 320 sales account executives company-wide.

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

Our operating results are subject to seasonal fluctuations.  The second and fourth quarter operating results are typically higher than the first and third quarters due to increased advertising revenues.  The second quarter operating results are typically higher than the first and third quarters primarily because advertising expenditures are increased in anticipation of consumer spending on “summer related” items such as home improvements, lawn care and travel plans.  The fourth quarter operating results are typically higher than first and third quarters due to anticipation of holiday season spending by consumers.  Due to the economic downturn in 2009, our seasonal fluctuations strayed from the norm and our second quarter net time sales, which includes the advertising portion of our local and national revenues, were lower than our first quarter results.  In 2010, as the economy started to stabilize and recover, our seasonal fluctuations returned to normal. Our operating results are usually subject to cyclical fluctuations from political advertising.  In the past, political spending has been significantly higher in the even-number years due to the cyclicality of political advertising.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  In addition, every four years, political spending is typically elevated further due to the advertising revenue preceding the presidential election.  Due to the contentious mid-term elections in 2010, our political revenues in 2010 not only exceeded 2006 results, but exceeded 2008 presidential election year revenues as well.  The Supreme Court’s decision in 2010 to eliminate restrictions on political advertising limits for corporations and unions is likely to increase the levels of political advertising. Additionally, as political-activism around social, political, economic and environmental causes continues to draw attention, political advertising levels may increase further yet.  We believe political advertising will continue to be a strong advertising category in our industry.

We continue to believe that mobile digital broadcast television (mobile DTV) represents a tremendous and efficient use of our digital spectrum and could provide a significant revenue stream to the television broadcasting industry.  Mobile DTV enables consumers to watch live television on their laptops, smart phones, tablet computers and other mobile devices, as well as out-of-home platforms such as billboards and vehicles, all using a broadcast signal and without using the bandwidth of wireless providers.  We expect over—the-air television delivered to mobile and out-of-home devices in local markets to meet the growing demand of on-the-go consumers, and to expand upon the one-to-many efficiencies provided by local broadcasters.  We are a member of the Open Mobile Video Coalition (the OMVC), which is an alliance of U.S. commercial and public broadcasters formed to accelerate the development and rollout of mobile DTV products and services. The OMVC is committed to creating the technical and commercial environment which would allow broadcasters to maximize and develop the full business potential of the digital television spectrum.  The OMVC working within the Advanced Television Systems Committee (ATSC), has developed a mobile broadcasting system that will allow users with mobile and portable devices to receive our digital signals and watch live television.  Broadcasters are working with the OMVC to understand and develop an innovative and viable business.  The OMVC launched a consumer showcase in the Washington, D.C. area during the second quarter of 2010 in an effort to demonstrate and accelerate an understanding of the mobile DTV business opportunity.  The showcase provided participants with mobile devices that received 23 channels of programming, including one of our station’s channels, in the Washington D.C. area.  The feedback from the showcase revealed that “convenience is a key. With viewers checking in wherever they go,” including while commuting on public transportation, during work lunch breaks, while running errands and at home when someone else is watching the main television.  Most of showcase participants favored live local programming like newscasts and daytime programming.  We expect mobile DTV to increase our viewership; however, we are uncertain when this will occur.

The advent of the OMVC has resulted in the creation of two organizations, the Mobile 500 Alliance (the M500) and the Mobile Content Venture (the MCV), that pursue mobile DTV business development.  The M500 is comprised of more than 40 broadcast groups which collectively represent approximately 400 stations reaching about 92% share of the television households.  The M500 brings together leading broadcasters in a collective, focused effort to accelerate the nationwide availability of mobile DTV service.  The M500 is exploring programming, distribution and aggregation opportunities that bring value to local broadcasting.  We are a member of the M500.  The MCV is comprised of 12 broadcast groups whose aim is to develop a new national mobile content service by utilizing existing broadcast spectrum to enable the delivery of content including live and on-demand video, local and national news from print and electronic sources, as well as sports and entertainment programming to mobile devices.

We continue to strategize on various potential uses of our digital spectrum.  Besides high-definition programming and mobile DTV, we use our digital spectrum through other multi-channel digital initiatives such as second and third channel broadcasting of This TV, independent programming; TheCoolTV and The Country Network,  music video providers; Estrella TV, a Spanish-language television network; and MyNetworkTV.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.

TELEVISION BROADCASTING

Markets and Stations

We own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Tampa/St. Petersburg, Florida	14	WTTA WTTA	Primary Second	LMA(e)	MNT TheCoolTV	7 of 9	2/01/13
Minneapolis/St. Paul, Minnesota	15	WUCW WUCW WUCW	Primary Second Third	O&O	CW TheCoolTV The Country Network	6 of 7	4/01/14
St. Louis, Missouri	21	KDNL KDNL KDNL	Primary Second Third	O&O	ABC TheCoolTV The Country Network	4 of 7	2/01/14
Pittsburgh, Pennsylvania	24	WPGH WPMY WPGH WPMY	Primary Primary Second Second	O&O O&O	FOX MNT The Country Network TheCoolTV	4 of 7 6 of 7	8/01/15 8/01/15
Raleigh/Durham, North Carolina	25	WLFL WRDC WLFL WRDC	Primary Primary Second Second	O&O O&O	CW MNT The Country Network TheCoolTV	5 of 8 6 of 8	12/01/04 (f)(m) 12/01/04 (f)(m)
Baltimore, Maryland	26	WBFF WNUV WBFF WBFF WNUV	Primary Primary Second Third Second	O&O LMA(g)	FOX CW This TV The Country Network TheCoolTV	4 of 6 5 of 6	10/01/04 (f)(m) 10/01/12
Nashville, Tennessee	29	WZTV WUXP WNAB WUXP WNAB	Primary Primary Primary Second Second	O&O O&O OSA(h)	FOX MNT CW TheCoolTV The Country Network	4 of 9 5 of 9 6 of 9	8/01/13 8/01/13 8/01/13
Cincinnati, Ohio	33	WSTR WSTR	Primary Second	O&O	MNT TheCoolTV	5 of 6	10/01/13
Columbus, Ohio	34	WSYX WTTE WSYX WTTE	Primary Primary Second Second	O&O LMA(g)	ABC FOX This TV and MNT TheCoolTV	2 of 7 4 of 7	10/01/13 10/01/05 (f)(m)
Milwaukee, Wisconsin	35	WCGV WVTV WCGV	Primary Primary Second	O&O O&O	MNT CW The Country Network	5 of 9 6 of 9	12/01/05 (f)(m) 12/01/13
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	36	WLOS WMYA WLOS WMYA WMYA	Primary Primary Second Second Third	O&O LMA(g)	ABC MNT MNT TheCoolTV The Country Network	3 of 8 6 of 8	12/01/04 (f)(m) 12/01/04 (f)(m)
San Antonio, Texas	37	KABB KMYS KABB KMYS	Primary Primary Second Second	O&O O&O	FOX CW The Country Network TheCoolTV	3 of 7 5 of 7	8/01/14 8/01/14
Birmingham, Alabama	40	WTTO WABM WDBB WTTO WABM WDBB	Primary Primary Primary Second Second Second	O&O O&O LMA	CW MNT CW The Country Network TheCoolTV The Country Network	5 of 8 6 of 8 5 of 8 (i)	4/01/05 (f)(m) 4/01/13 4/01/13
Las Vegas, Nevada	42	KVMY KVCW KVMY KVCW KVCW	Primary Primary Second Second Third	O&O O&O	MNT CW Estella TV This TV The Country Network	6 of 7 5 of 7	10/01/14 10/01/14
Norfolk, Virginia	43	WTVZ WTVZ WTVZ	Primary Second Third	O&O	MNT TheCoolTV The Country Network	6 of 7	10/01/12

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Oklahoma City, Oklahoma	45	KOKH KOCB KOKH KOCB	Primary Primary Second Second	O&O O&O	FOX CW The Country Network TheCoolTV	4 of 8 5 of 8	6/01/14 6/01/14
Greensboro/Winston-Salem/Highpoint, North Carolina	47	WXLV WMYV WXLV WMYV	Primary Primary Second Second	O&O O&O	ABC MNT The Country Network TheCoolTV	4 of 7 5 of 7	12/01/04 (f)(m) 12/01/04 (f)(m)
Buffalo, New York	51	WUTV WNYO WUTV WNYO	Primary Primary Second Second	O&O O&O	FOX MNT The Country Network TheCoolTV	4 of 7 6 of 7	6/01/15 6/01/15
Richmond, Virginia	57	WRLH WRLH WRLH	Primary Second Third	O&O	FOX This TV and MNT TheCoolTV	4 of 6	10/01/12
Mobile, Alabama/Pensacola, Florida	60	WEAR WFGX WFGX WFGX	Primary Primary Second Third	O&O O&O	ABC This TV and MNT TheCoolTV The Country Network	2 of 8 6 of 8	2/01/13 2/01/13
Dayton, Ohio	62	WKEF WRGT WKEF WRGT	Primary Primary Second Second	O&O LMA(g)	ABC FOX TheCoolTV This TV and MNT	2 of 5 4 of 5	10/01/13 10/01/05 (f)(m)
Lexington, Kentucky	63	WDKY WDKY	Primary Second	O&O	FOX TheCoolTV	3 of 8	8/01/13
Charleston/Huntington, West Virginia	64	WCHS WVAH WCHS WVAH	Primary Primary Second Second	O&O LMA(g)	ABC FOX TheCoolTV The Country Network	2 of 6 4 of 6	10/01/12 10/01/04 (f)(m)
Flint/Saginaw/Bay City, Michigan	69	WSMH WSMH WSMH	Primary Second Third	O&O	FOX TheCoolTV The Country Network	4 of 6	10/01/13
Des Moines, Iowa	73	KDSM KDSM KDSM	Primary Second Third	O&O	FOX TheCoolTV The Country Network	4 of 6	2/01/14
Portland, Maine	77	WGME WGME	Primary Second	O&O	CBS TheCoolTV	2 of 6	4/01/15
Cape Girardeau, Missouri/ Paducah, Kentucky	80	KBSI WDKA KBSI WDKA WDKA	Primary Primary Second Second Third	O&O LMA	FOX MNT MNT TheCoolTV The Country Network	4 of 6 5 of 6	2/01/14 8/01/13
Rochester, New York	81	WUHF WUHF	Primary Second	O&O(j)	FOX TheCoolTV	not available	6/01/15
Syracuse, New York	82	WSYT WNYS WSYT WNYS	Primary Primary Second Second	O&O LMA	FOX MNT The Country Network TheCoolTV	4 of 6 5 of 6	6/01/15 6/01/15
Springfield/Champaign, Illinois	84	WICS WICD WICS WICD	Primary Primary Second Second	O&O O&O	ABC ABC The Country Network TheCoolTV	2 of 6 2 of 6 (k)	12/01/05 (f)(m) 12/01/13
Madison, Wisconsin	85	WMSN WMSN WMSN	Primary Second Third	O&O	FOX TheCoolTV The Country Network	4 of 6	12/01/13
Cedar Rapids, Iowa	88	KGAN KFXA KGAN KFXA	Primary Primary Second Second	O&O OSA(l)	CBS FOX TheCoolTV The Country Network	3 of 5 4 of 5	2/01/06 (f)(m) 2/01/14
Charleston, South Carolina	98	WTAT WMMP WMMP WMMP	Primary Primary Second Third	LMA(g) O&O	FOX MNT TheCoolTV The Country Network	4 of 6 5 of 6	12/01/04 (f)(m) 12/01/04 (f)

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Tallahassee, Florida	105	WTWC WTWC WTWC	Primary Second Third	O&O	NBC TheCoolTV The Country Network	3 of 6	2/01/13
Peoria/Bloomington, Illinois	116	WYZZ WYZZ WYZZ	Primary Second Third	O&O(j)	FOX TheCoolTV The Country Network	not available	12/01/13

(a)          Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2010.

(b)         “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “OSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

(c)          When we negotiate the terms of our network affiliations or program service arrangements, we negotiate on behalf of all of our stations affiliated with that entity simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements.  A summary of these expiration dates for our primary channels as of December 31, 2010 is as follows:

Network/ Program Service Arrangement	Expiration Date
FOX	All 20 agreements expire on December 31, 2012
MNT	All 16 agreements expire in the Fall of 2014
ABC	All 8 agreements expire on August 31, 2015
CW	All 10 agreements expire on August 31, 2011
CBS	Both agreements expire on December 31, 2012
NBC	Agreement expires on December 31, 2016

(d)         The first number represents the rank of each station in its market and is based upon the November 2010 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2010.  This information is provided to us in a summary report by Franco Research Group Inc.

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

(i)             WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.  In fourth quarter 2010, the FCC approved Cunningham’s acquisition of WDBB’s license assets.  In February 2011, Cunningham acquired the license assets and we will continue to operate WDBB pursuant to a LMA agreement.

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

Television advertising prices are primarily based on ratings information measured and distributed by The Nielsen Company (Nielsen).  In 2010, the Media Rating Council, an independent organization set-up to monitor rating services, revoked Nielsen’s accreditation in the 154 markets it measures ratings exclusively by its diary methodology.  Approximately 14 of our stations are currently diary only markets.  In January 2011, for certain markets, including our diary only markets, we entered into a contract with Rentrak Corporation, an alternative rating service provider, that uses set-top box television measurements to provide us additional measurement information to the ratings services Nielsen provides.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels.  We provide a combination of base salary, long-term incentive compensation including equity awards and, where appropriate, cash bonus pay designed to be competitive with comparable employers in the television broadcast industry.  A significant portion of the compensation available to certain members of our senior management and our sales force is based on their achievement of certain performance goals.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 320 sales account executives company-wide.  Excluding political advertising revenue, 69.3% of our net time sales were local for the year ended December 31, 2010, compared to 69.4% in 2009.  Excluding political, local revenues have increased 8.7% during 2010 versus 2009. Market share survey results reflect that our stations’ share of the local television advertising market, held stable at approximately 19% in 2010 and 2009.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.  We have upgraded several of our markets to provide high—definition (HD) news programming.  We expect to roll out HD news programming to our remaining news producing markets in the next several years.

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

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  We have developed new ways to bundle online, mobile text messaging and coupon advertising with our traditional commercial broadcasting model.  We plan to continue to expand our efforts in this area.  In addition, we are making progress on standardizing and implementing a viable business platform for mobile DTV.  We continue to explore new opportunities and plan to implement new initiatives in 2011.

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

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  We are airing second and third digital channels comprised of This TV, independent programming; TheCoolTV and The Country Network, music video providers; Estrella TV, a Spanish-language television network and MyNetworkTV.  In addition, as noted below, we believe mobile DTV will serve as an additional use of our digital spectrum. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Broadcast Television (mobile DTV).  We are a founding member of the OMVC.  The OMVC  is an alliance of U.S. commercial and public broadcasters formed to accelerate the development and rollout of mobile DTV products and services. The OMVC is committed to maximizing and developing the full potential of the digital television spectrum.  We believe mobile DTV will quickly provide for a viable use of our local stations’ programming.   The OMVC, working within the ATSC, has developed a mobile broadcasting standard that allows digital television to be broadcast to numerous mobile devices including smart phones, laptop and tablet computers, video screens in vehicles, portable video players and other mobile and portable devices.  In order to receive mobile DTV signals, these devices require a mobile DTV receiver.  We believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals.  The OMVC launched a consumer showcase in the Washington, D.C. area the second quarter of 2010 in an effort to demonstrate and accelerate the advancement of mobile DTV.  We believe this technology, if successfully implemented, could create an entirely new revenue stream for television broadcasters.  With the technology and business strategy in process, the industry has made mobile DTV services “on-the-air” in 28 markets reaching more than 35.0% of U.S. Households.  According to the OMVC, the industry expectation is that upwards of 150 stations will be “on-the-air” at the end of 2011.  We expect to participate in the initial launch of this service by broadcasting mobile DTV beginning with 5 of our stations in key markets.  We will gauge our plans on the successes of these first markets, and deploy within remaining markets accordingly.

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

Non-broadcast Investments.  We have sought ways to diversify our business and return additional value to our shareholders through investments in non-broadcast based businesses and real estate.  We carry investments in various companies from different industries including sign design and fabrication and security alarm monitoring and bulk acquisition.  In addition, we invest in various real estate ventures including developmental land and apartment and shopping complexes.  We also invest in private equity and structure debt and mezzanine financing investment funds.  Currently, operating results from our investments represent a small portion of our overall operating results; and our ability to make additional investments is limited by the restrictions of our Bank Credit Agreement.  Activity related to our investments is included in our other operating divisions segment.

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

License Grant and Renewal

Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC.  During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public.  The FCC will generally grant a renewal application if it finds:

·                  that the station has served the public interest, convenience and necessity;

·                  that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

·                  that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of misconduct.

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

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition to deny these renewal applications.  On June 13, 2007, the Video Division of the FCC denied the petition to deny, and subsequently, the Milwaukee Public Interest Media Coalition filed a petition for reconsideration of that decision, which we opposed.  In July 2008, the Video Division granted the renewal application of WVTV-TV and separately denied the Milwaukee Public Interest Media Coalition’s petition for reconsideration.  On August 11, 2008, the Milwaukee Public Interest Media Coalition and another organization filed another petition for reconsideration of the decision, which we opposed.  On January 12, 2010, the FCC dismissed the second petition for reconsideration.  On February 16, 2010, the Milwaukee Public Interest Media Coalition filed an application for review of the January 2010 dismissal decision, which we opposed.  On December 12, 2010, the FCC dismissed the application for review.  On January 11, 2011, the Milwaukee Public Interest Media Coalition filed a second application for review seeking review of the December 2010 dismissal decision, which we opposed.  The WCGV-TV renewal of license application remains pending.

On February 27, 2006, an individual named James Pennino purportedly filed a petition to deny the license renewal application of WUCW-TV in Minneapolis, Minnesota.  Despite not having found any official record of the filing, we opposed the petition and the renewal application was granted on May 14, 2010.

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

The FCC has made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan”, a program that was aired during ABC’s network programming time.  We were concerned that since the program contained the use of the “F-word” (indecent material as defined by the FCC) airing the programming could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC and the FCC will not rule beforehand as this may be considered a restriction of free speech.  For example, in September 2006, we preempted a CBS network documentary on the events that happened on September 11, 2001 because  the program contained what some have argued is indecent material and the FCC would not provide, in advance of the airing of the documentary, any guidance on whether that material was appropriate in the context of the program.  In 2007, the U.S. Court of Appeals for the Second Circuit held that the FCC’s indecency policy regarding “fleeting expletives” was arbitrary and capricious when the FCC determined that “fleeting expletives” aired during the Golden Globes and Billboard Music Awards violated its indecency rules.  The FCC challenged the decision and the case was argued before the Supreme Court in November 2008.  Also in 2008 the U.S. Court of Appeals for the Third Circuit rejected an FCC decision concluding, among other things, that a fleeting display of nudity during the Superbowl halftime show was indecent.  On April 28, 2009, the Supreme Court overturned the Golden Globes and Billboard Music Awards decision of the Second Circuit and held that the FCC had adequately justified its departure from prior decisions in determining that it could sanction a station for a single “F-word” or “S-word” broadcast on that station.  However, the Supreme Court also remanded the case back to the Second Circuit for further consideration to resolve any First Amendment Constitutional issues raised by the FCC’s enforcement policy.  On May 16, 2009, the Supreme Court remanded the Superbowl halftime show case to the Third Circuit in order to consider the impact of the Supreme Court’s Golden Globes and Billboard Music Awards decision and to consider the same First Amendment issues that were remanded to the Second Circuit.  On July 13, 2010, the Second Circuit struck down the FCC’s indecency policy in its entirety.  It remains unclear at this point whether the Supreme Court will hear the case.  Additionally, other FCC indecency decisions have been challenged in federal appellate courts, and those cases are pending.  These decisions and the FCC’s unclear policy make it difficult for us to determine what may be indecent programming.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately 82.1% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

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

All but one of the stations we own and operate, or to which we provide programming services, are UHF.  We reach approximately 22% of U. S. television households or 11.3% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is Grade B (discussed below) overlap between the two stations’ broadcast signals and generally may own two stations in the same market:

·                  if there is no Grade B overlap between the stations; or

·                  if the market containing both the stations will contain at least eight independently owned full-power television stations post-merger (the eight voices test) and not more than one station is among the top-four ranked stations in the market.

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

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

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

The following paragraphs discuss various proceedings relevant to our LMAs.

In 1999, the FCC established a new local television ownership rule.  LMAs fell under this rule, however the rule grandfathered LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  For LMAs executed on or after November 5, 1996, the FCC required compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 rules in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), resulting in the exclusion of post-November 5, 1996 LMAs from the 1999 rules.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and sent the rule back to the FCC for further refinement.

In 2003, the FCC revised its ownership rules, including the local television ownership rule; however the U. S. Court of Appeals for the Third Circuit (Third Circuit) did not enable the 2003 rules to become effective and sent the 2003 rules back to the FCC for further refinement.  Due to the court decisions, the FCC concluded the 1999 rules could not be justified as necessary in the public interest and as a result, we took the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.

In July 2006, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision.  In January 2008, the FCC released an order containing ownership rules that re-adopted the 1999 rules.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the 1999 rules.  Those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) and in November 2008, transferred by the Ninth Circuit to the Third Circuit where the proceedings are still pending.

On November 15, 1999, we entered into an agreement to acquire WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  Since none of the FCC rule changes ever became effective, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications and denied the Rainbow/PUSH petition due to the abovementioned 2003 Third Circuit decision.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.  On February 8, 2008, we filed a petition with the D.C. Circuit requesting that the Court direct the FCC to act on our applications and cease its use of the 1999 rules.  In July 2008, the D.C. Circuit transferred the case to the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision; however, it was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated and sent our petition seeking final FCC action on our applications to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to our proceeding to dismiss our petition seeking final FCC action on our applications.

The Satellite Home Viewer Act (SHVA), The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  On February 9, 2009, a bill was introduced in the House of Representatives to extend this deadline for one year after enactment of the bill, which remains pending.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals to subscribers under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  The carriage of programming from two network stations to a local market on the same satellite system could result in a decline in viewership of the local network station, adversely impacting the revenues of our affected owned and programmed stations.  Congress extended SHVERA until December 31, 2014.

Must Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.  Prior to October 1, 2008, we elected retransmission consent with respect to all our stations for the period January 1, 2009 through December 31, 2011.  By electing the must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA, in general, as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.  These must-carry rights are not absolute and their exercise is dependent on variables such as:

·                  the number of activated channels on a cable system;

·                  the location and size of a cable system; and

·                  the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

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

DTV channels are generally located in the range of channels from channel 2 through channel 51.  All commercial stations were required to begin digital broadcasting on May 1, 2002.  In 2005, Congress passed legislation establishing a hard deadline of February 17, 2009 by which broadcasters were required to cease using their analog channel.  On February 4, 2009, Congress passed the “DTV Delay Act” that extended the date for the completion of the DTV transition from February 17, 2009 to June 12, 2009.  All of the television stations we own or to which we provide services are currently operating on authorized post-transition digital facilities.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of February 28, 2011:

DTV Operating Status	# of Stations
Owned stations operating with approved digital license, at full power	29
Owned stations operating at full power, pending license approval	18
Owned stations operating at full power with special temporary authority	1
LMA/JSA stations operating with approved digital license, at full power	5
LMA/JSA stations operating at full power, pending license approval	5
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

We believe that the following developments regarding the FCC’s digital regulations may have effects on us:

Use of reclaimed  analog channels.  Analog broadcasters were required to cease operation on their assigned analog spectrum by June 12, 2009.  The FCC reclaimed this spectrum from broadcasters and made it available to the entities that have been assigned the spectrum through FCC auctions.  The FCC envisions that the reclaimed band will be used for a variety of broadcast-type applications including two-way interactive services and services using Coded Orthogonal Frequency Division Multiplexing technology.  We cannot predict how the development of this spectrum will affect our television operations.

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

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Our television stations are experimenting with broadcasting on second and third digital channels in accordance with these rules, airing various alternative programming formats.  We are airing second or third digital channels comprised of TheCoolTV and the Country Network, music video providers; This TV, independent programming; Estrella TV, a Spanish-language television network; and MyNetworkTV.

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

Emergency Alert System.  In November 2005, the FCC adopted an order requiring that digital broadcasters comply with the FCC’s present Emergency Alert System (EAS) rules.  It also issued a further notice of proposed rulemaking seeking comments on what actions the FCC should take to expedite the development of a digitally based public alert and warning system.  On July 12, 2007, the FCC adopted an order allowing mandatory use of EAS by state governments and requiring that all EAS participants, including television broadcasters, be able to receive messages formatted pursuant to a procedure to be adopted by the Federal Emergency Management Agency.  In a further notice, the FCC invited comments on, among other things, how the EAS rules could be modified to ensure that non-English speakers and persons with disabilities are reached by EAS messages and whether local, county, tribal, or other state governmental entities should be allowed to initiate mandatory state and local alerts.  On November 23, 2010, the FCC issued an Order requiring all broadcasters to acquire and install the equipment necessary to use the Common Alerting Protocol (CAP) standard for EAS alerts by September 30, 2011.  On February 3, 2011, the FCC released an Order which requires national testing of the EAS and requires broadcast stations to submit data from such tests to the FCC.  The new EAS requirements and any additional FCC EAS requirements on broadcasters could increase our costs.

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

The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office.  Those restrictions state that:

·                  stations must provide “reasonable access” for the purchase of time by legally qualified candidates for federal office;

·                  stations must provide “equal opportunities” for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and

·                  during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station’s “lowest unit charge” for the same class and amount of time for the same period.

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

Children’s Television Programming.  Television stations are required to broadcast a minimum of three hours per week of “core” children’s educational programming, which the FCC defines as programming that:

·                  has the significant purpose of serving the educational and informational needs of children 16 years of age and under;

·                  is regularly scheduled weekly and at least 30 minutes in duration; and

·                  is aired between the hours of 7:00 a.m. and 10:00 p.m. local time.

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

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective designated market areas (DMAs), as well as with other advertising media such as MVPDs, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet and broadband, yellow page directories and direct mail.  Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.  Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation or program service, audience characteristics and assigned broadcast frequency.

Competition in the television broadcasting industry occurs primarily in individual DMAs.  Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs.  Our television stations are located in highly competitive DMAs.  MVPDs can increase competition for a broadcast television station by bringing into its market additional cable network channels.  These narrow cable network channels are typically low rated, and, as a result, advertisements are inexpensive to the local advertisers.  In addition, certain of our DMAs are overlapped by over-the-air station from adjacent DMAs and MVPDs of stations from other DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

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

Moreover, technology advances and regulatory changes affecting programming delivery though fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems”, each pursuant to different regulatory schemes.  Additionally, in January 2004, the FCC concluded an auction for licenses operating in the 12 GHz band that can be used to provide multi-channel video programming distribution.  Those licenses were granted in July 2004.   In addition, on March 18, 2008, the FCC concluded an auction for the rights to operate the 700 MHz frequency band that had been used by analog television broadcasters and became available when full power television stations ceased using the spectrum as a result of the digital television transition on June 12, 2009.  The winning bidders were announced on March 20, 2008.  The FCC has indicated that the spectrum may be used for flexible fixed, mobile, and broadcast uses, including fixed and mobile wireless commercial services; fixed and mobile wireless uses for private, internal radio needs; mobile and other new digital broadcast operations; and, may include two-way interactive, cellular, and mobile television broadcasting services. We are unable to predict what other video technologies might be considered in the future or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

DTV technology has the potential to permit us to provide viewers multiple channels of digital television over each of our existing standard digital channels, to provide certain programming in HD television format and to deliver other channels of information in the forms of data and programming to the internet, PCs, smart phones, tablet computers and mobile devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.

We also compete for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming.  Our stations compete for access to those programs against in-market broadcast station competitors for syndicated products and with national cable networks.  Public broadcasting stations generally compete with commercial broadcasters for viewers, but not for advertising dollars.

We believe we compete favorably against other television stations because of our management skill and experience, our ability historically to generate revenue share greater than our audience share, our network affiliations and program service arrangements and our local program acceptance.  In addition, we believe that we benefit from the operation of multiple broadcast properties, affording us certain non-quantifiable economies of scale and competitive advantages in the purchase of programming.

EMPLOYEES

As of February 28, 2011, we had approximately 2,350 employees.  Approximately 100 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

AVAILABLE INFORMATION

We regularly use our website as a source of company information and it can be accessed at www.sbgi.net. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically submitted to the SEC.  In addition, a replay of each of our quarterly earnings conference calls is available on our website until the subsequent quarter’s earnings call.  The information contained on, or otherwise accessible through, our website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

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

We rely on sales of advertising time for most of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

·                  the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; however, for the year ended December 31, 2010, automobile advertising represented 17.9% of our net time sales;

·                  the health of the economy in the area where our television stations are located and in the nation as a whole;

·                  the popularity of our programming and that of our competition;

·                  the reliability of our ratings information measurements, including new ratings system technologies such as “people meters” and “set-top boxes”;

·                  changes in the makeup of the population in the areas where our stations are located;

·                  the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs, internet and broadband content providers and other print and media outlets serving in the same markets; and

·                  other factors that may be beyond our control.

After a severe economic recession in 2008 and 2009, we experienced a rebound in advertising spending in 2010 due to a resurgence of the automotive industry, our largest advertising category, and a contentious mid-term election resulting in record political revenues.  There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $1,212.1 million at December 31, 2010, compared to the book value of shareholders’ equity (deficit) of $157.1 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

·                  we may be unable to service our debt obligations, including payments on notes as they come due, especially during general negative economic and market industry conditions;

·                  we may use a significant portion of our cash flow to pay principal and interest on our outstanding debt, especially during general negative economic and market industry conditions;

·                  the amount available for working capital, capital expenditures, dividends and other general corporate purposes may be limited because a significant portion of cash flow is used to pay principal and interest on outstanding debt;

·                  our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes;

·                  the cost to borrow from lenders may increase;

·                  our ability to access the capital markets may be limited, and we may be unable to issue securities on pricing or other terms that we find attractive, if at all;

·                  if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our indebtedness or sell one or more of our stations to reduce debt service obligations;

·                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

·                  because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2010, approximately $270.0 million principal amount of our recourse debt relates to the Bank Credit Agreement.

Any of these events could reduce our ability to generate cash available for investment, debt repayment or capital improvements or to respond to events that would enhance profitability.

Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.

Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests.  These restrictions and tests may require us to conduct our business in ways that make it more difficult to repay unsecured debt or decrease the value of our securities and business.  These restrictions and tests include the following:

·                  restrictions on additional debt;

·                  restrictions on our ability to pledge our assets as security for indebtedness;

·                  restrictions on payment of dividends, the repurchase of stock and other payments relating to capital stock;

·                  restrictions on some sales of certain assets and the use of proceeds from asset sales;

·                  restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions and a limit on the total amount of acquisitions without the consent of bank lenders;

·                  restrictions on the lines of business we and our subsidiaries may operate; and

·                  financial ratio and condition tests including the ratio of earnings before interest, tax, depreciation and amortization, as adjusted (adjusted EBITDA) to interest expense, the ratio of first lien indebtedness to adjusted EBITDA and the ratio of Sinclair Television Group, Inc. (STG) total indebtedness to adjusted EBITDA.

Future financing arrangements may contain additional restrictions and tests.  All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.  In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy weakens and thereby reduces our advertising revenues).  If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral.  If this happens, we could be forced to sell assets or take other actions that could significantly reduce the value of our securities and business and we may not have sufficient assets or funds to pay our debt obligations.

A failure to meet covenants under our debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans.

Certain of our debt is cross-defaulted with our other debt, which means that a default under certain of our debt may cause a default under certain of our indentures or the Bank Credit Agreement.

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

Any insolvency or bankruptcy proceeding relating to Cunningham, one of our LMA partners, would cause a default and potential acceleration under the Bank Credit Agreement and could, potentially, result in Cunningham’s rejection of our seven LMAs with Cunningham, which would negatively affect our financial condition and results of operations.

Cunningham operates in the same industry as us and hence faces similar financial and economic pressures.  Cunningham is our LMA partner in seven markets.  Because the seven LMAs with Cunningham are material to our financial condition and results of operations, we are affected by the financial condition of Cunningham or any of its subsidiaries.  Any insolvency or bankruptcy proceeding relating to Cunningham or any of its subsidiaries would materially negatively affect our financial condition and results of operations.

Despite current debt levels, we may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2010, we had $135.9 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement, all of which was available under our current borrowing capacity.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

Financial and economic conditions may have an adverse impact on our industry, business, results of operations or financial condition.

Financial and economic conditions have been challenging and the continuation or worsening of such conditions could further reduce consumer confidence and have an adverse effect on the fundamentals of our business, results of operations and/or financial condition.  Poor economic and industry conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue.  Additionally, financial institutions, capital providers, or other consumers may be adversely affected.  Potential consequences of any financial and economic decline include:

·                  the financial condition of those companies that advertise on our stations, including, among others, the automobile manufacturers and dealers, may be adversely affected and could result in a significant decline in our advertising revenue;

·                  our ability to pursue the acquisition of attractive television and non-television assets may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

·                  our ability to pursue the divestiture of certain television and non-television assets at attractive values may be limited;

·                  the possibility that our business partners, such as our counterparties to our outsourcing and news share arrangements, could be negatively impacted and our ability to maintain these business relationships could also be impaired;

·                  our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired;

·                  our ability to make certain capital expenditures may be significantly impaired; and

·                  one or more of the lenders under our Bank Credit Agreement could refuse to fund its commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, which could increase our costs and/or reduce revenue.

Our 58 television stations that we own and operate, or to which we provide (or for which we are provided) programming services or sales services, are affiliated with networks.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

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

We may not be able to negotiate our network affiliation agreements or program service arrangements at terms comparable to or more favorable than our current agreements upon their expiration.

As network affiliation agreements come up for renewal, we may not be able to negotiate terms comparable to or more favorable than our current agreements.  On March 25, 2010, we agreed to terms on a renewal of our eight ABC network affiliation agreements, expiring on August 31, 2015.  On December 21, 2010, we agreed to terms of renewal of 20 FOX network affiliation agreements, expiring December 31, 2012.  Pursuant to the terms, we are required to pay an annual license fee to ABC and a programming fee to FOX for network programming.  All 10 of our affiliation agreements with The CW expire on August 31, 2011.  We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations.  In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming pursuant to our affiliation agreements, may have a negative effect on our financial condition or results of operations.

We may not be able to renegotiate retransmission consent agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them.

As certain retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain of our networks or program service providers with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements.  There can be no assurances that the amounts shared will not increase at expiration of the current contracts.

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

At least annually, we test our goodwill and FCC licenses for impairment.  To perform this test, we estimate the fair values of our reporting units for goodwill and FCC licenses using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates and comparable multiples that would be used by market participants in an arms-length transaction.  If these growth rates or multiples decline or if the discount rate increases, our goodwill and/or FCC licenses’ carrying amounts could be in excess of the estimated fair value.  An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations in the future.  As of December 31, 2010, we had approximately $660.0 million and $47.4 million of goodwill and broadcast licenses, respectively.  As of December 31, 2010, goodwill and broadcast licenses in aggregate represented 47.6% of our total assets.  For additional information regarding impairments to our goodwill and broadcast licenses, see Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets in the Notes to our Consolidated Financial Statements.

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

The Smiths own a controlling interest in Bay Television, Inc., a company that owns WTTA-TV in Tampa/St. Petersburg, Florida, a television station which we program pursuant to an LMA.  The Smiths also own businesses that lease real property and tower space to us and engage in other transactions with us.  Trusts established by Carolyn C. Smith, a parent of the Smiths for the benefit of her and her grandchildren own Cunningham, our LMA partner in seven markets.  In addition, we have been granted the rights to acquire, subject to applicable FCC rules and regulations, Cunningham (although the present rules and regulations of the FCC would not allow us to control the stations of Cunningham (the Cunningham Stations) if we continue to hold television stations in the same market as the Cunningham Stations).  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own interests in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 82.1% of the common stock voting rights of us as of February 28, 2011 and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until June 13, 2015.

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

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2011 Annual Meeting.)

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

In June 2003, the FCC adopted new multiple ownership rules.  In September 2003, the Court of Appeals for the Third Circuit stayed the effectiveness of the rules.  In June 2004, the court issued a decision which upheld a portion of such rules and remanded the matter, including the local television ownership rule, to the FCC for further justification of the rules.  The court left the stay of the 2003 rules in place pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, including the local television ownership rules.  In February 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings in the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit where the proceedings are currently pending.  These rules would not allow us to control the Cunningham Stations if we continue to hold television stations in the same markets as the Cunningham Stations and could force us to terminate or modify the LMAs with the Cunningham Stations.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  We cannot assure you that we would be able to locate such a third party or that any such third party would continue the LMAs (or any alternative arrangements) with us on substantially similar terms that are as favorable to us or at all.

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

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV in Anderson, South Carolina from Cunningham, but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of, at the time, the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow/PUSH Coalition (Rainbow/PUSH) filed a petition to deny these five applications and to revoke all of our licenses on the grounds that such acquisition would violate the local television ownership rules.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.   On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on these applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated our petition seeking final FCC action on our applications with the petitions challenging the FCC’s current ownership rules and transferred the proceedings to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to the proceeding to dismiss the petition seeking final FCC action on the applications.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  In the event of any such assignments, new applications will have to be filed to reflect the third party as the applicant.  In that event, upon the closing of the assignment to such third party, our appeals relating to the 1999 local television ownership rules with respect to our three non-grandfathered LMAs may be moot and the three non-grandfathered LMAs may be terminated.

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

·                  Loss of revenues.  If the FCC requires us to modify or terminate existing LMAs, we would lose some or all of the revenues generated from those LMAs.  We would lose revenue because we will have less demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.  During the year ended December 31, 2010, we generated $118.5 million of net revenue from our nine LMAs.

·                  Increased costs.  If the FCC requires us to modify or terminate existing LMAs, our cost structure would increase.  For example, we likely would incur increased programming costs because we will be competing with the separately owned station for syndicated programming.  We may also need to add new employees.

·                  Losses on investments.  As part of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

·                  Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the terms of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalties could be material.

·                  Alternative arrangements.  If the FCC requires us to terminate the existing LMAs, we may enter into one or more alternative arrangements, such as outsourcing agreements, relating to the affected stations.  Any such arrangements may be on terms that are less beneficial to us than the existing LMAs.

Use of outsourcing agreements

In addition to our LMAs, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, one of our stations in Nashville, Tennessee and our station in Cedar Rapids, Iowa currently provide services to another station in each’s respective market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television joint sales agreements (JSAs) are not currently “attributable” under the FCC rules, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that JSAs should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.  If the FCC were to determine that our outsourcing arrangements were LMAs, we would have to terminate or restructure such arrangements on terms that may not be as advantageous to us as the current arrangements.

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

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues.  The broadcast and advertising industries have agreed on a ratings standard that includes live viewing plus viewers who watch a program within 72 hours of its original appearance.  However, the effects of new ratings system technologies, including “people meters” and “set-top boxes,” and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.  In 2010, the Media Rating Council, an independent organization set-up to monitor rating services, revoked Nielsen’s accreditation in the 154 markets it measures ratings exclusively by its diary methodology.  Approximately 14 of our stations are currently diary only markets.  In January 2011, for certain markets, including our diary only markets, we entered into a contract with Rentrak Corporation, an alternative rating service provider, that uses set-top box television measurements to provide us additional measurement information to the ratings service Nielsen provides.

Since digital television technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives.  In addition, technological advancements and the resulting increase in programming alternatives, such as cable television, direct broadcast Satellite systems, pay-per-view, home video and entertainment systems, video-on-demand, mobile video and the Internet have also created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers.  We cannot provide any assurances that we will remain competitive with these developing technologies.

Types of competitors

We also face competition from rivals that may have greater resources than we have.  These include:

·                  other local free over-the-air broadcast television and radio stations;

·                  telecommunication companies;

·                  cable and satellite system operators;

·                  print media providers such as newspapers, direct mail and periodicals;

·                  internet search engines, internet service providers and websites; and

·                  competition from other emerging technologies including mobile television.

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

In addition, action on many license renewal applications, including those we have filed, has been delayed because of, among other reasons, the pendency of complaints that programming aired by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification, children’s programming and captioning rules.  As of February 28, 2011, 15 of our renewal applications were subject to such complaints.  We cannot predict when the FCC will address these complaints and act on the renewal applications.  We continue to have operating authority until final action is taken on our renewal applications.

The FCC’s National Broadband Plan may result in a loss of spectrum for our stations potentially adversely impacting our ability to compete.

The FCC’s National Broadband Plan contemplates the voluntary reallocation of spectrum from broadcasters for other purposes which may include wireless broadband. On November 30, 2010, the FCC initiated a Notice of Proposed Rulemaking that seeks comments on three methods that would permit up to 120 MHz of television spectrum to be reallocated for wireless broadband use:  (a) encouraging broadcasters “voluntarily” to return 120 MHz of spectrum to be auctioned for wireless broadband service, with some currently unknown portion of the proceeds to be paid to broadcasters; (b) adoption of rules to encourage two or more digital television stations to share the same 6 MHz channel, thus lessening the spectrum occupied by each station; and (c) to adopt new engineering rules which would make VHF channels more desirable for digital television operations, thus encouraging stations to move from their current UHF channels into the VHF band, freeing UHF spectrum for wireless broadband use.   This initiative raises a number of issues that could impact the broadcast industry.  We cannot predict whether any of these proposals will be adopted, or, if adopted, the form of such final rules or whether they would have an adverse impact on our ability to compete.  Moreover, we cannot predict whether the FCC might adopt even more stringent requirements, or incentives to abandon current spectrum, if its initiatives are adopted but do have the desired result in freeing what the agency deems sufficient spectrum for wireless broadband use.

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

Broadcast Segment	Owned	Leased
Office and studio buildings	494,030 square feet	302,433 square feet
Office and studio land	135 acres	2 acres
Transmitter building sites	79,510 square feet	67,250 square feet
Transmitter and tower land	1,101 acres	227 acres

Other Operating Divisions Segment	Owned	Leased
Office and warehouse buildings	—	112,040 square feet
Recreational land	722 acres	—
Real estate rental property	344,214 square feet	9,300 square feet
Land held for development and sale	1,721 acres	—

ITEM 3.              LEGAL PROCEEDINGS

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

ITEM 4.              REMOVED AND RESERVED

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

2010	High	Low
First Quarter	$5.78	$4.63
Second Quarter	$7.79	$5.33
Third Quarter	$7.38	$5.39
Fourth Quarter	$8.47	$7.12

2009	High	Low
First Quarter	$3.86	$0.89
Second Quarter	$2.12	$1.04
Third Quarter	$3.81	$1.07
Fourth Quarter	$5.03	$2.95

As of February 28, 2011, there were approximately 82 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

In February 2009, we decided it was prudent to suspend the dividend due to the negative economic climate.  Amid improvements in general economic conditions and in our performance, in November 2010, our Board of Directors declared a $0.43 per share common stock dividend payable on December 15, 2010 to holders of record on December 1, 2010.  In February 2011, our Board of Directors reinstated our dividend policy, declaring a quarterly common stock dividend of $0.12 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Our Bank Credit Agreement and some of our debt instruments contain restrictions on our ability to pay dividends.  Under our Bank Credit Agreement, in certain circumstances we may make up to $40.0 million in unrestricted annual cash payments including but not limited to dividends.  Under the indentures governing our 9.25% Second Lien Notes, due 2017 (the 9.25% Notes) and our 8.375% Senior Notes, due 2018 (the 8.375% Notes), we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

·                  no event of default then exists under each indenture or certain other specified agreements relating to our indebtedness; and

·                  after taking account of the dividends payment, we are within certain restricted payment requirements contained in each indenture.

In addition, under certain of our debt instruments, the payment of dividends is not permissible during a default thereunder.

Issuer Purchases of Equity Securities

During the fourth quarter 2010, we repurchased, pursuant to a tender offer, $58.0 million in principal amount of the 6.0% Convertible Subordinated Debentures, due 2012 (the 6.0% Notes).

ITEM 6.              SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this report.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Net broadcast revenues (a)	$655,378	$554,597	$639,163	$622,643	$627,075
Revenues realized from station barter arrangements	75,210	58,182	59,877	61,790	54,537
Other operating divisions revenues	36,598	43,698	55,434	33,667	24,610
Total revenues	767,186	656,477	754,474	718,100	706,222

Station production expenses	154,133	142,415	158,965	148,707	144,236
Station selling, general and administrative expenses	127,091	122,833	136,142	140,026	137,995
Expenses recognized from station barter arrangements	67,083	48,119	53,327	55,662	49,358
Depreciation and amortization (b)	116,003	138,334	147,527	157,178	153,399
Other operating divisions expenses	30,916	45,520	59,987	33,023	24,193
Corporate general and administrative expenses	26,800	25,632	26,285	24,334	22,795
Gain on asset exchange	—	(4,945)	(3,187)	—	—
Impairment of goodwill, intangible and other assets	4,803	249,799	463,887	—	15,589
Operating income (loss)	240,357	(111,230)	(288,459)	159,170	158,657

Interest expense and amortization of debt discount and deferred financing cost	(116,046)	(80,021)	(87,634)	(102,228)	(115,217)
(Loss) gain from extinguishment of debt	(6,266)	18,465	5,451	(30,716)	(904)
(Loss) income from equity and cost investees	(4,861)	354	(2,703)	601	6,338
Other income, net	2,667	1,972	3,461	6,305	6,117
Income (loss) from continuing operations before income taxes	115,851	(170,460)	(369,884)	33,132	54,991
Income tax (provision)benefit	(40,226)	32,512	121,362	(16,163)	(6,589)
Income (loss) from continuing operations	75,625	(137,948)	(248,522)	16,969	48,402
Discontinued operations:
(Loss) income from discontinued operations, net of related income taxes	(577)	(81)	(141)	1,219	3,701
Gain on sale of discontinued operations, net of related income taxes	—	—	—	1,065	1,774
Net income (loss)	$75,048	$(138,029)	$(248,663)	$19,253	$53,877
Net loss (income) attributable to noncontrolling interest	1,100	2,335	2,133	(279)	100
Net income (loss) attributable to Sinclair Broadcast Group	$76,148	$(135,694)	$(246,530)	$18,974	$53,977
Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings (loss) per share from continuing operations	$0.96	$(1.70)	$(2.87)	$0.19	$0.57
Basic (loss) earnings per share from discontinued operations	$(0.01)	$—	$—	$0.03	$0.06
Basic earnings (loss) per share	$0.95	$(1.70)	$(2.87)	$0.22	$0.63
Diluted earnings (loss) per share from continuing operations	$0.95	$(1.70)	$(2.87)	$0.19	$0.57
Diluted (loss) earnings per share from discontinued operations	$(0.01)	$—	$—	$0.03	$0.06
Diluted earnings (loss) per share	$0.94	$(1.70)	$(2.87)	$0.22	$0.63
Dividends declared per share	$0.430	$—	$0.800	$0.625	$0.450

Balance Sheet Data:
Cash and cash equivalents	$21,974	$23,224	$16,470	$20,980	$67,408
Total assets	$1,485,924	$1,590,029	$1,816,407	$2,224,187	$2,271,580
Total debt (c)	$1,212,065	$1,366,308	$1,362,278	$1,320,417	$1,413,623
Total (deficit) equity	$(157,082)	$(202,222)	$(58,700)	$269,581	$267,329

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

Executive Overview — a description of our business, financial highlights from 2010, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2010, 2009 and 2008, including comparisons between years and certain expectations for 2011; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

We have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  Our broadcast segment includes our stations.  Our other operating divisions segment primarily earned revenues in 2010 from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  In addition to the revenues noted in 2010, in 2009, our other operating divisions segment earned revenues from information technology staffing, consulting and software development; and transmitter manufacturing.  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.

STG, included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes and was the primary obligor under the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes ) until they were fully redeemed in 2010.  Our Class A Common Stock, Class B Common Stock, the 6.0% Notes, the 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) and the 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) remain obligations and securities of SBG and are not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.

EXECUTIVE OVERVIEW

2010 Events

·                  In January, we entered into a one-year retransmission consent agreement with Mediacom for continued carriage of the signals of 22 stations owned and/or operated by us in 15 markets;  In December, we entered into a further renewal of our retransmission consent agreement with Mediacom for a term expiring January 1, 2013;

·                  In February, we entered into an agreement for carriage of TheCoolTV, a music video provider on certain of our stations’ secondary digital signal;

·                  In February, we entered into a network affiliation agreement effective September 1, 2010 with The CW for KMYS-TV in San Antonio, Texas, expiring August 31, 2011.  KMYS-TV switched from MyNetworkTV to The CW on the effective date;

·                  In February, we purchased at par approximately $12.3 million and $14.3 million of the 3.0% and 4.875% Notes, respectively, pursuant to tender offers;

·                  In March, we entered into a renewal of nine ABC network affiliation agreements which represents all of our ABC affiliates, effective January 1, 2010 and expiring August 31, 2015;

·                  In April, we prepaid $25.0 million of the Bank Credit Agreement’s Term Loan B;

·                  In May, the put right period for the 3.0% Notes expired and holders representing $10.0 million of the notes exercised their put rights.  Holders of the remaining $5.4 million of 3.0% Notes can exercise put rights again in May 2017;

·                  In August, we entered into an agreement with The Country Network, a country music video network, to air on 34 of our stations’ second or third digital signal;

·                  In August, we entered into an amendment of our Bank Credit Agreement.  Under the amendment we paid down $35.0 million of the outstanding $305.0 million balance of our Term Loan B and repriced the remaining outstanding amount of $270.0 million;

·                  In September, we repurchased, in the open market, $17.0 million of the 4.875% Notes;

·                  In October, we issued $250.0 million of 8.375% Notes;

·                  In October, we received $8.4 million in federal tax refunds;

·                  In October, we purchased approximately $58.0 million and $175.7 million of 6.0% and 8.0% Notes, respectively, pursuant to tender offers;

·                  In November, our Board of Directors declared a $0.43 per share common stock dividend paid in December 2010;

·                  In November, we redeemed all of the remaining $49.0 million of 8.0% Notes;

·                  In December, we renewed our FOX affiliation agreements, which were due to expire on March 2012, until December 31, 2012. We also entered into a programming licensing agreement with the FOX network which allows the Company to enter into retransmission consent agreements with distributors for the remainder of the affiliation agreement;

·                  Excluding political, local revenues have increased 13.0% and national revenues have increased 8.9% during 2010 versus 2009 as advertising levels and retransmission revenues have gained momentum.  Production, selling and general and administrative expenses combined have increased 6.0% over the same period primarily due to higher revenues and commissions; and

·                  Political revenues increased 2.2% compared to 2008 and 34.9% compared to 2006.

2011 Events

·                  In January, the put right period for the 4.875% Notes expired and no holders of the remaining $5.7 million outstanding exercised put rights.  There are no further put rights through final maturity on July 15, 2018;

·                  In January, we extended our program service arrangement with MyNetworkTV until Fall 2014;

·                  In January, we entered into a multi-year retransmission consent agreement with Bright House Networks, LLC for the carriage of six of the stations owned and/or operated by us in four markets;

·                  In February, our Board of Directors reinstated a quarterly common stock dividend of $0.12 per share;

·                  In February, we entered into a multi-year retransmission consent agreement with Time Warner Cable for continued carriage of 28 of the stations owned and /or operated by us in 17 markets;

·                  In February, revenue related to the Super Bowl, which aired on our 20 FOX affiliates was $6.2 million, a 26.5% increase from revenue generated in 2008, the last time FOX aired the Super Bowl; and

·                  In February, we disclosed our intention to refinance a portion of and to amend certain terms of the Bank Credit Agreement.

·                  In March, we reached an agreement-in-principle with Comcast Corporation for a multi-year retransmission consent agreement for the continued carriage of 36 stations in 22 markets owned and/or operated by us or to which we provide sales services.

Industry Trends

·                  Political advertising increases in even-numbered years, such as 2010, due to the advertising expenditures from candidates running in local and national elections.  In addition, political revenue has consistently risen between presidential election or mid-term election years such as from 2004 to 2008 or from 2006 to 2010, respectively.  In every fourth year, such as 2008, political advertising is usually elevated further due to presidential elections.  However, due to the contentious mid-term elections our political revenues in 2010 not only exceeded 2006 results, but exceeded 2008 presidential election year revenues as well;

·                  The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts.  The FCC “must carry” rules only apply to a station’s primary digital stream;

·                  A number of other broadcasters, including Sinclair, have joined together in organizations such as the OMVC, M500 and the MCV to focus on efforts to accelerate the nationwide availability of mobile DTV service and work through programming, distribution and aggregation opportunities.  There is potential for broadcasters to create an additional revenue stream by providing their signals to mobile devices as well as through other multi-channel initiatives;

·                  Retransmission consent rules provide a mechanism for broadcasters to seek payment from multi-channel video programming distributors (MVPDs) who carry broadcasters’ signals.  Recognition of the value of the programming content provided by broadcasters, including local news and other programming and network programming all in HD has generated increased local revenues;

·                  Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues trended downward in most of 2009 due to the economic turmoil.  However, this sector has dramatically trended upward in 2010 and into 2011 as of the date of this filing, due to improved economic conditions;

·                  Many broadcasters are enhancing/upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers;

·                  Seasonal advertising increases in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers;

·                  Broadcasters have found ways to increase returns on their news programming initiatives while continuing to maintain locally produced content through the use of news sharing arrangements;

·                  Station outsourcing arrangements are becoming more common as broadcasters seek out ways to improve revenues and margins;

·                  Advertising revenue related to the Olympics occurs in even numbered years and the Super Bowl is aired on a different network each year.  Both of these popularly viewed events can have an impact on our advertising revenues; and

·                  Compensation from networks to their affiliates in exchange for broadcasting of network programming has halted.  Networks now require compensation from broadcasters for the use of network programming.

Sources of Revenues and Costs

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  From 2006 to 2010, we began to generate new local revenues from our retransmission consent agreements.  Our revenues from local advertisers had seen a continued upward trend until 2008 and 2009 when non-political revenues fell from 2007 due to the economic recession.  We saw an increase in local revenues in 2010.  Revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers including the success of multi-channel digital initiatives together with mobile DTV.  In addition, our revenue success is dependent on the success and advertising spending levels of the automotive industry.

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

We have determined our broadcast licenses to be indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which requires such assets along with our goodwill to be tested for impairment on an annual basis or more often when certain triggering events occur.  As of December 31, 2010, we had $660.0 million of goodwill, $47.4 million in broadcast licenses, and $184.7 million in definite-lived intangibles.  We test our broadcast licenses and goodwill by estimating the fair market value of the broadcast licenses, or the fair value of our reporting units in the case of goodwill, using a combination of quoted market prices, observed earnings/cash flow multiples paid for comparable television stations, discounted cash flow models and appraisals.  We then compare the estimated fair market value to the book value of these assets to determine if an impairment exists.  We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis.  Furthermore, in our markets operated as duopolies, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.  Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our broadcast licenses and/or goodwill could be impaired.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.  Based on assessments performed during the year ended December 31, 2010, we recorded $4.8 million of impairment on our broadcast licenses and other assets, and during the years ended December 31, 2009 and 2008 we recorded $249.8 million and $463.9 million, respectively, in impairment losses on our goodwill, broadcast licenses and other assets.  The impairment charge taken in 2008 was primarily due to the severe economic downturn during the fourth quarter, and as a result, we made downward revisions to forecasted cash flows, cash flow multiples and growth rates.  Of the $249.8 million in impairment recorded in 2009, we recorded $130.1 million in the first quarter of 2009.  We performed an interim impairment test in the first quarter of 2009 due to the severe economic downturn and continued decrease in our market capitalization.  Accordingly, we made further revisions to our forecasted cash flows, cash flow multiples, and discount rates.  The impairment charge taken during the fourth quarter of 2009 was primarily due to the continued deterioration of the economy which resulted in further decreases in our forecasted cash flows and increases in our discount rates.  The $4.8 million impairment charge recorded in 2010 was primarily the result of additional cash outflows for increased signal strength necessary to maintain competitive market positions.

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

The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses consist of discount rates, revenue and expense growth rates, constant growth rates and comparable business multiples.  The revenue and expense growth rates used in our goodwill impairment testing and the revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses have decreased slightly from 2009 to 2010.  However, the baseline cash flows to which these growth rates were applied have increased due to a stronger than expected recovery in revenue in 2010.  The growth rates are based on market studies, industry knowledge and historical performance.

The discount rates used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses have slightly decreased from 2009 to 2010.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  The decrease in the discount rate is primarily due to a slight decrease in the general cost of equity in 2010.

The comparable business multiple used to determine the fair value of our reporting units to test our goodwill for impairment has not changed from 2009 to 2010.  Due to the lack of data from comparable sales transactions in the past two years, we estimated the multiple that would most likely be paid for a mature, cash flowing television station in the current marketplace.

After taking the effect of the above mentioned impairment, as of December 31, 2010, all of our reporting units tested for goodwill impairment had fair values that were greater than the carrying value by more than 10%.

For the year ended December 31, 2010, an increase in our discount rate of 10% and/or a decrease in our multiple of 10% would not result in a goodwill impairment.  An increase in our discount rate of greater than 89% or a decrease in our multiple of greater than 39% would likely cause reporting units to fail our Step 1 test for goodwill impairment and could lead to goodwill impairment.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess that investment and determine whether a loss in value has occurred.  If that loss is deemed to be other than temporary an impairment loss is recorded.  For any investments that indicate a potential impairment, we estimate the fair value of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.

During 2010, we recorded $6.7 million of impairment on equity method investments.  No impairment of our equity or cost method investments was recorded in 2009 or 2008.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase in the balance of our allowance for doubtful accounts as of December 31, 2010, would increase bad debt expense by approximately $0.3 million.  The allowance for doubtful accounts was $3.2 million and $2.9 million as of December 31, 2010 and 2009, respectively.

Program Contract Costs.  We have agreements with distributors for the rights to televise programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the consolidated balance sheets. As of December 31, 2010 and 2009, we recorded $45.7 million and $60.2 million, respectively, in program contract assets and $97.9 million and $140.4 million, respectively, in program contract liabilities.

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

Income Tax.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  As of December 31, 2010 and 2009, we recorded $9.7 million and $7.3 million, respectively, in deferred tax assets and $210.3 million and $169.5 million, respectively, in deferred tax liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of all available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2010, valuation allowances have been provided for a substantial amount of our available state net operating losses.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force’s (EITF’s) amended guidance on accounting for revenue arrangements with multiple deliverables.  The amended guidance allows the use of an estimated selling price for the undelivered units of accounting in transactions in which vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist.  The amended guidance no longer allows the use of the residual method when allocating arrangement consideration between the delivered and undelivered units of accounting if VSOE and TPE of selling price does not exist for all units of accounting.  Entities are required to estimate the selling price of the deliverables, when VSOE and TPE are not available, and then allocate the consideration based on the relative selling prices of the deliverables.  This guidance also requires additional disclosures including the amount of revenue recognized each reporting period and the amount of deferred revenue as of the end of each reporting period under this guidance.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and should be applied on a prospective basis.  We do not believe that this guidance will have a material impact on our consolidated financial statements.

In January 2010, the FASB amended the guidance on fair value measurements and disclosures to add two new disclosure provisions to the current fair value disclosure guidance, including (1) details of transfers in and out of level 1 and level 2 measurements, and (2) gross presentation of activity within the level 3 roll forward.  The guidance also amends two existing fair value disclosure requirements so that entities are required to disclose (1) the valuation techniques and inputs used to develop fair value measurements for assets and liabilities that are measured at fair value on both a recurring basis and nonrecurring basis in periods subsequent to initial recognition and (2) fair value measurement disclosures for each class of assets and liabilities.  A class is defined as a subset of assets or liabilities within a line item in the statement of financial position.  The guidance is for interim and annual reporting periods beginning after December 15, 2009, except for the changes to the level 3 roll forward which are effective for fiscal years beginning after December 15, 2010.  We added the required disclosures under this guidance to our consolidated financial statements.

In November 2010, the FASB ratified the EITF’s amended guidance with respect to goodwill impairment.   The amended guidance requires that step two of the goodwill impairment test be performed if the carrying amount of a reporting unit is zero or negative and it is more likely than not that a goodwill impairment exists based on any adverse qualitative factors including an evaluation of the triggering circumstances noted in the guidance.  The change is effective for fiscal years and interim changes within those years beginning after December 15, 2010.  We do not believe that this guidance will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion to 2010, 2009 and 2008 are to our fiscal years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.   We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

Seasonality/Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.  The negative financial and economic conditions effected the usual seasonal fluctuations in 2009.  In 2010, as the economy started to stabilize and recover, our seasonal fluctuations returned to normal.

Our operating results are usually subject to fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is elevated further due to advertising expenditures preceding the presidential election.  Due to the contentious mid-term elections our political revenues in 2010 not only exceeded 2006 results, but exceeded 2008 presidential election year revenues as well.

BROADCAST SEGMENT

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2010, 2009 and 2008 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2010	2009	2008
Net broadcast revenues	$655.4	$554.6	$639.2
Revenues realized from station barter arrangements	75.2	58.2	59.9
Other operating divisions revenues	36.6	43.7	55.4
Total revenues	767.2	656.5	754.5
Station production expenses	154.1	142.4	159.0
Station selling, general and administrative expenses	127.1	122.8	136.1
Expenses recognized from station barter arrangements	67.1	48.1	53.3
Depreciation and amortization	116.0	138.4	147.6
Gain on asset exchange	—	(4.9)	(3.2)
Other operating divisions expenses	30.9	45.5	60.0
Corporate general and administrative expenses	26.8	25.6	26.3
Impairment of goodwill, intangible and other assets	4.8	249.8	463.9
Operating income (loss)	$240.4	$(111.2)	$(288.5)
Net income (loss) attributable to Sinclair Broadcast Group	$76.1	$(135.7)	$(246.5)

Broadcast Revenues

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2010, 2009 and 2008 (in millions):

				Percent Change
	2010	2009	2008	’10 vs. ‘09	’09 vs. ‘08
Local revenues:
Non-political	$463.6	$410.2	$431.4	13.0%	(4.9)%
Political	12.8	2.3	11.0	(a)	(a)
Total local	476.4	412.5	442.4	15.5%	(6.8)%
National revenues:
Non-political	149.8	137.5	166.7	8.9%	(17.5)%
Political	29.2	4.6	30.1	(a)	(a)
Total national	179.0	142.1	196.8	26.0%	(27.8)%
Total net broadcast revenues	$655.4	$554.6	$639.2	18.2%	(13.2)%

(a)          Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2010 net time sales, which includes the advertising portion of our local and national revenues, were automotive (17.9%), professional services (15.5%), political (8.0%), schools (7.7%) and fast food (6.2%).  No other advertising category accounted for more than 5.0% of our net time sales in 2010.  No advertiser accounted for more than 1.0% of our consolidated revenue in 2010.  We conduct business with thousands of advertisers.

Our primary types of programming and their approximate percentages of 2010 net time sales were syndicated programming (41.1%), network programming (25.2%), news (20.0%), sports programming (7.4%) and direct advertising programming (6.3%).

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2010 and 2009:

	# of	Percent of Net Time Sales for the Twelve Months Ended December 31,		Net Time Sales Percent Change
	Stations	2010	2009	’10 vs. ‘09	’09 vs. ‘08
FOX	20	45.5%	45.0%	17.7%	(19.0)%
ABC	9	21.9%	20.0%	27.4%	(25.6)%
MyNetworkTV	16	15.8%	17.1%	7.4%	(13.8)%
The CW	10	13.0%	14.2%	6.3%	(20.3)%
CBS	2	3.0%	2.8%	23.4%	(16.9)%
NBC	1	0.7%	0.7%	8.3%	(21.9)%
Digital	(a)	0.1%	0.2%	12.5%	22.3%
Total	58

(a)             We broadcast programming from network affiliations or program service arrangements with TheCoolTV, The Country Network, MyNetworkTV, This TV and Estrella on 69 channels through our stations’ second and third digital signals.

Net Broadcast Revenues.  From a revenue category standpoint, 2010 when compared to 2009 was impacted by increases in most of the advertising sectors as the country’s economic conditions in general began to strengthen.  Automotive, our largest category in 2010, was up 36.9% compared to 2009 as automotive dealers and manufacturers increased spending in response to an increase in auto sales.

From a revenue category standpoint, 2009 when compared to 2008 was impacted by decreases in virtually all of the advertising sectors.  However, during the later half of the year, we did see a positive trend in increased advertising spending which continued through the end of the year.  Services was our largest category in 2009; however, during the fourth quarter we began to see a trend back towards the historical norm of automotive advertising representing our largest category as automotive dealers and manufacturers increased spending.  During 2009, automotive revenues were helped by the government’s “Cash for Clunkers” program, however, our net times sales from the automotive sector were down 33.6% for 2009 compared to 2008.

Political Revenues. Political revenues, which include time sales from political advertising, increased by $35.1 million to $42.0 million for 2010 when compared to 2009.  Political revenues are typically higher in election years such as 2010.  A contentious mid-term election, resulted in 2010 political spending exceeding 2008’s $41.1 million.  Political revenues were only $6.9 million in 2009 due to the absence of significant elections.  We expect political revenues to decrease in 2011 from 2010 levels.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $53.4 million for 2010, compared to 2009.  The increase is due to an increase in advertising spending particularly in the automotive sector and an increase in retransmission revenues from MVPDs.  Excluding political revenues, our local broadcast revenues were down $21.2 million for 2009 when compared to 2008.  This decrease was primarily due to negative financial and economic conditions, which impeded 2009 advertising spending levels, as well as, a decrease due to a change in networks for the Super Bowl programming from FOX to NBC.  These decreases were offset by an increase in revenues from retransmission consent agreements with MVPDs.

National Revenues.  Our national broadcast revenues, excluding political revenues, which include national time sales and other national revenues, were up $12.3 million for 2010 when compared to 2009.  Over the past few years, national revenues have trended downward; however, our 2010 results were up.  This was primarily due to the amplified decline in 2009 from the effects of the recent recession and a rebound in advertising spending in 2010 along with the assistance from an improved automotive sector.  Excluding political revenues, our national broadcast revenues were down $29.2 million for 2009 when compared to 2008.  This decrease was partially due to negative financial and economic conditions, which impeded 2009 advertising spending levels.

Broadcast Expenses

The following table presents our significant operating expense categories for the years ended December 31, 2010, 2009 and 2008 (in millions):

				Percent Change (Increase/(Decrease))
	2010	2009	2008	’10 vs. ‘09	’09 vs. ‘08
Station production expenses	$154.1	$142.4	$159.0	8.2%	(10.4)%
Station selling, general and administrative expenses	$127.1	$122.8	$136.1	3.5%	(9.8)%
Amortization of program contract costs and net realizable value adjustments	$60.9	$73.1	$84.4	(16.7)%	(13.4)%
Corporate general and administrative expenses	$23.7	$8.6	$7.3	175.6%	17.8%
Gain on asset exchange	$—	$4.9	$3.2	(100.0)%	53.1%
Impairment of goodwill, intangible and other assets	$4.8	$249.6	$462.3	(98.1)%	(46.0)%

Station production expenses.  Station production expenses for 2010 increased compared to 2009. This increase was primarily due to an increase in fees pursuant to network affiliation agreements, increased promotional advertising expenses, increased compensation expense and increased maintenance costs to remove analog equipment.  Additionally, news profit share expenses increased due to increased news performance which resulted in higher payments to our news share partner pursuant to news share arrangements with another broadcaster.  These increases were partially offset by a decrease in electric expense due to the digital signal conversion in June 2009 and cessation of analog transmission.

Station production expenses for 2009 decreased compared to 2008. This decrease was primarily due to lower compensation expense and electric expenses due to the digital signal conversion in June 2009 and cessation of analog transmission.  Additionally, promotional advertising decreased due to our revised media-spending plan.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased for 2010 compared to 2009.  This increase was primarily due to higher national sales representative and local commissions costs due to an increase in sales and increased non-income based tax expenses.  These increases were partially offset by decreased trade transaction expense and bad debt expense.

Station selling, general and administrative expenses decreased for 2009 compared to 2008.  This decrease was primarily due to lower compensation expense and local commissions and national rep commissions savings due to lower revenues in 2009 compared to 2008.

We expect 2011 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our 2010 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during 2010 compared to 2009 and 2009 compared to 2008.  Over the past few years, we have entered into barter arrangements for short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to trend lower in 2011 compared to 2010.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses

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

Impairment of goodwill, intangible and other assets.  We completed our annual test of goodwill and broadcast licenses for impairment in fourth quarter 2010, 2009 and 2008.  Due to the severity of the economic downturn and the decrease of our market capitalization, we also tested our goodwill and broadcast licenses for impairment during the first quarter 2009.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  During 2010, we recorded impairments of $4.8 million related to our broadcast licenses and other assets.  During 2009, we recorded impairments of $164.2 million and $80.4 million related to our goodwill and broadcast licenses and other assets, respectively.  During 2008, we recorded impairments of $270.4 million and $191.8 million related to our broadcast licenses and goodwill, respectively.

OTHER OPERATING DIVISIONS SEGMENT REVENUE AND EXPENSE

The following table presents our other operating divisions segment revenue and expenses related to Triangle Signs & Services, LLC (Triangle), a sign designer and fabricator, Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company, G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company, Acrodyne Communications, Inc. (Acrodyne), a manufacturer of television transmissions systems, and real estate ventures and other nominal businesses for the years ended December 31, 2010, 2009, and 2008 (in millions):

				Percent Change
	2010	2009	2008	’10 vs. ‘09	’09 vs. ‘08
Revenues:
G1440	$—	$6.7	$10.9	(100.0)%	(38.5)%
Acrodyne	$—	$4.2	$7.7	(100.0)%	(45.5)%
Triangle	$19.1	$20.4	$28.9	(6.4)%	(29.4)%
Alarm Funding	$10.0	$6.7	$2.7	49.3%	148.1%
Real Estate Ventures and other	$7.5	$5.7	$5.2	31.6%	9.6%

Expenses: (a)
G1440	$—	$8.5	$11.4	(100.0)%	(25.4)%
Acrodyne	$—	$6.8	$9.5	(100.0)%	(28.4)%
Triangle	$19.8	$20.6	$27.0	(3.9)%	(23.7)%
Alarm Funding	$8.0	$5.8	$2.9	37.9%	100.0%
Real Estate Ventures and other	$9.8	$8.5	$13.6	15.3%	(37.5)%

(a)                Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense.

G1440 was sold in fourth quarter 2009 and Acrodyne closed its business September 30, 2009.

The decreases in Triangle’s results for the year ended December 31, 2010 are primarily due to a decline in order volume in the early part of 2010; however, in later half of 2010 sales were up compared to the same period in 2009 as the economy improved.  The increases in Alarm Funding’s results are primarily due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.

Revenues have increased for our consolidated real estate ventures due to the ramp up of leasing activity for properties previously being developed.  As of December 31, 2010, we held $52.6 million of real estate for development and sale and $49.7 million in equity method investments in real estate ventures.

(Loss) Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in (loss) income from equity and cost method investments in our consolidated statements of operations.  During 2010, we determined three of our investments were impaired, primarily due to decreases in the underlying values of our real estate investments, and we recorded impairments totaling $6.7 million.  Additionally, during 2010, we recorded losses of $1.7 million related to other real estate ventures and income of $3.6 million related to certain private investment funds.  During 2009, we recorded income of $0.4 million primarily related to certain private investment funds.  During 2008, we recorded a loss of $1.0 million related to certain private investment funds and a loss of $2.8 million related to our real estate ventures.  The losses were partially offset by a distribution of $0.7 million from a direct investment in a privately held small business.

CORPORATE AND UNALLOCATED EXPENSES

				Percent Change (Increase/(Decrease))
	2010	2009	2008	’10 vs. ‘09	’09 vs. ‘08
Corporate general and administrative expenses	$2.2	$16.0	$17.7	(86.3)%	(9.6)%
Interest expense	$114.1	$78.5	$86.6	45.4%	(9.4)%
(Loss) gain from extinguishment of debt	$(6.3)	$18.5	$5.5	(134.1)%	236.4%
Income tax (provision) benefit	$(40.2)	$32.5	$121.4	(223.7)%	(73.2)%

Corporate general and administrative expenses In conjunction with our recent debt restructuring activities, we re-examined our corporate overhead cost allocation methodologies and made applicable changes to the way we allocate costs resulting in greater overhead absorption by our broadcast segment.  This allocation change resulted in more corporate general and administrative expenses allocated to the Broadcast Segment, thus increasing that segment’s corporate general and administrative expenses for 2010 accordingly.  Therefore, rather than examining the yearly costs on a segment basis, we will examine the cost variance on an overall basis.  The results that follow combine the corporate general and administrative expenses found in the Broadcast Segment with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other operating divisions segment which are included in the expenses discussed in the Other Operating Divisions Segment section.

				Percent Change (Increase/(Decrease))
	2010	2009	2008	’10 vs. ‘09	’09 vs. ‘08
Combined:
Broadcast Segment and Corporate and Unallocated Expenses-corporate general and administrative expenses	$25.9	$24.6	$25.0	5.3%	(1.6)%

Combined corporate general and administrative expenses increased to $25.9 million in 2010 from $24.6 million in 2009.  This is primarily due to a 2010 increase in compensation expense including an increase in executive bonuses and stock-based compensation related to stock-settled appreciation rights.  The increases were partially offset by a reduction in health and other insurance costs as well as accounting and legal fees.

Combined corporate general and administrative expenses decreased to $24.6 million in 2009 from $25.0 million in 2008.  This is primarily due to a 2009 decrease in compensation expense and stock-based compensation due to cost cutting efforts.

We expect corporate general and administrative expenses to increase in 2011 compared to 2010.

Interest expense.  Interest expense has increased primarily due to the debt refinancings in fourth quarter 2009 and during 2010.  As part of these comprehensive debt refinancings, we issued new 9.25% Notes in fourth quarter 2009, amended and restated our Bank Credit Agreement in fourth quarter 2009 and issued new 8.375% Notes in fourth quarter 2010, all of which accrue interest at higher rates than the debt replaced.  Additionally, in the third quarter 2010, we further amended our Bank Credit Agreement.  Our interest rate was reduced, however, certain costs amounting to $3.7 million associated with the amendment were expensed as interest.  These increases were partially offset by the redemption or partial redemption of our 8.0% Notes, a portion of our 6.0% Notes in fourth quarter 2010, and our 3.0% Notes and 4.875% Notes. (See Liquidity and Capital Resources below for more information).

The decrease in interest expense in 2009 compared to 2008 was primarily due to a decrease in LIBOR, lowering our interest expense in 2009 on our Bank Credit Agreement.  In addition, open market purchases during the first half of 2009 of our 6.0% Notes, 4.875% Notes and 3.0% Notes and partial extinguishment of the 3.0% Notes and 4.875% Notes pursuant to tender offers closed in fourth quarter 2009 lowered interest expense in 2009.

We expect interest expense to decrease in 2011 compared to 2010.

(Loss) gain from extinguishment of debt.  During 2010, through a combination of tender offers, the exercise of holder put rights, and open market repurchases, we redeemed $64.1 million, $31.3 million and $22.3 million of our 6.0% Notes, 4.875% Notes and 3.0% Notes, respectively, resulting in a loss on extinguishment of $3.2 million, $0.5 million and $0.1 million, respectively.  Additionally, we made a prepayment on our Term Loan B in second quarter 2010 and amended our Term Loan B in third quarter 2010, resulting in a loss of $3.1 million from extinguishment of debt.  During fourth quarter, we redeemed $224.7 million in principal amount of our 8.0% Notes resulting in a gain of $0.7 million from extinguishment of debt.

During 2009, we redeemed $266.6 million and $106.5 million face value of the 3.0% Notes and 4.875% Notes, respectively, resulting in a gain of $0.4 million and $0.2 million, respectively, from extinguishment of debt.  We repurchased, in the open market, $1.0 million face value of the 6.0% Notes and $50.7 million face value of the 3.0% Notes, resulting in a gain of $0.4 million and $18.5 million, respectively, from extinguishment of debt.

During 2008, we repurchased, in the open market, $38.7 million face value of the 8.0% Notes, $18.1 million face value of the 6.0% Notes and $6.5 million face value of the 4.875% Notes, resulting in a gain of $5.5 million from extinguishment of debt.

Income tax (provision) benefit.  The 2010 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $117.0 million resulted in an effective tax rate of 34.4%.  The 2009 income tax benefit for our pre-tax loss from continuing operations (including the effects of the noncontrolling interest) of $168.1 million resulted in an effective tax rate of 19.3%.  The increase in the absolute value of the effective tax rate from 2010 to 2009 is primarily attributable to more impairments in 2009 relating to assets that are not deductible for income tax purposes.

As of December 31, 2010, we had a net deferred tax liability of $200.7 million as compared to a net deferred tax liability of $162.2 million as of December 31, 2009.  The increase primarily relates to: 1) an increase in net deferred tax liabilities associated with book and tax differences attributable to the amortization and impairment of intangible and FCC license assets and 2) a decrease in deferred tax assets associated with the utilization of federal net operating losses.

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

As of December 31, 2009, we had a net deferred tax liability of $162.2 million as compared to a net deferred tax liability of $195.0 million as of December 31, 2008.  The decrease primarily relates to: 1) a decrease in net deferred tax liabilities associated with book and tax differences attributable to the amortization and impairment of intangible and FCC license assets and 2) an increase in deferred tax assets associated with the generation of 2009 federal net operating losses; partially offset by an increase in deferred tax liabilities associated with book and tax differences attributable to contingent convertible debt instruments.

As of December 31, 2010, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  As of December 31, 2009, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.0 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  See Note 9. Income Taxes in the Notes to our Consolidated Financial Statements for further information.

We recognized $1.0 million and $1.1 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $22.0 million in unrestricted cash and cash equivalent balances and working capital of approximately $31.3 million, excluding restricted cash.  Cash generated by our operations and availability under the Revolving Credit Facility are used as our primary source of liquidity.  As of December 31, 2010, we had $135.9 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On January 26, 2010, we commenced tender offers to purchase for cash any and all of the outstanding 3.0% and 4.875% Notes at 100% of the face value of such notes.  The tender offers expired February 23, 2010 and approximately $12.3 million and $14.3 million principal amount of the 3.0% and 4.875% Notes, respectively, were tendered and purchased.  On May 17, 2010, the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the 3.0% Notes exercised their put rights.  Holders of the remaining $5.4 million principal amount of 3.0% Notes can exercise put rights again in May 2017.  As of December 31, 2010, the face amount of the outstanding 4.875% Notes was $5.7 million.  As of December 31, 2010, we held $5.1 million in restricted cash to pay holders of the 4.875% Notes if they exercised their put rights on January 15, 2011.  In January 2011, the put option was not exercised, however, pursuant to our Bank Credit Agreement, the $5.1 million in restricted cash must remain restricted and be used within 120 days towards reducing our overall debt balance.  The 4.875% Notes mature on July 15, 2018.

On August 19, 2010, we entered into an amendment of our Bank Credit Agreement.  Under the Amendment, we paid down $35.0 million of the outstanding $305.0 million balance under the Term Loan B and repriced the remaining $270.0 million outstanding.  The final terms of the Amendment are as follows:

·                  The Term Loan B bears interest at LIBOR plus 4.00% with a 1.5% LIBOR floor and will continue to amortize principal at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015 with 94.19% due at maturity or upon earlier termination of the Term Loan B pursuant to the terms in the Bank Credit Agreement.

·                  We have the right to prepay the Term Loan B at any time; provided, however, that if we prepay, reprice downward or otherwise refinance all or any portion of the Term Loan B prior to August 19, 2011, then we will be required to pay the Term Loan B lenders a prepayment premium equal to 1.00% of the aggregate amount prepaid, repriced or otherwise refinanced.  Any prepayments on the Term Loan B are deducted from the scheduled final payment due on October 29, 2015.

·                  Provision for an additional incremental term loan capacity up to $100.0 million.

·                  The terms of the Revolving Credit Facility were not materially effected by the Amendment.

On September 20, 2010, we commenced tender offers to purchase for cash up to $60.0 million of the outstanding 6.0% Notes and any and all of the outstanding 8.0% Notes. We offered to purchase the 6.0% Notes at a purchase price of $987.50 per $1,000 principal amount plus accrued and unpaid interest.  We offered to purchase the 8.0% Notes at a purchase price of $1,002.50 per $1,000 principal amount, if tendered within the first ten business days of the tender offer period or $972.50 per $1,000 principal amount if tendered after such time, plus accrued and unpaid interest.  The tender offers expired on October 19, 2010 and approximately, $58.0 million and $175.7 million principal amount of the 6.0% and 8.0% Notes, respectively, were tendered and purchased.  The net proceeds from the offering of the 8.375% Notes, discussed below, were used to fund these tender offers.  We redeemed the remaining $49.0 million of the 8.0% Notes on November 19, 2010 at a purchase price of 100% of the principal amount plus accrued and unpaid interest.  As of December 31, 2010, the face amount of the outstanding 6.0% Notes was $70.0 million.

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

In February 2011, we disclosed our intention to refinance a portion of and to amend certain terms of the Bank Credit Agreement.

Debt Ratings

Our ability to finance working capital needs, capital expenditures and general corporate needs from the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings.  During 2010, in conjunction with the Amendment of the Bank Credit Agreement, the 8.375% Notes issuance, and the 6.0% and 8.0% Notes tenders, both Moody’s Investor Services (Moody’s) and Standard & Poor’s Ratings Services (S&P) raised our credit ratings.  The 6.0% Notes are not rated.  As of the filing date, our credit ratings, as assigned by Moody’s and S&P were:

	Moody’s		S&P
Corporate Credit	Ba3		BB-
8.375% Notes	B2		B
4.875% and 3.0% Notes	B2	(a)	B	(b)
9.25% Notes	Ba3		BB-
Bank Credit Agreement	Baa3		BB+

(a)          The 3.0% Notes have not been rated by Moody’s; this rating reflects the rating for the 4.875% Notes.

(b)         The 4.875% Notes have not been rated by S&P; this rating reflects the rating for the 3.0% Notes.

There can be no assurance that our credit ratings will remain at these levels or will not be downgraded in the future, in some cases for reasons beyond our control.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Net cash flows from operating activities	$155.0	$105.4	$211.8

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(11.7)	$(7.7)	$(25.2)
Payments for acquisition of television stations	—	—	(17.1)
Consolidation of variable interest entity	—	—	1.3
Payments for acquisitions of other operating divisions companies	—	—	(53.5)
Decrease (increase) in restricted cash	59.6	(64.9)	—
Dividends and distributions from cost method investees	0.9	1.5	1.6
Purchase of alarm monitoring contracts	(10.1)	(12.3)	(7.7)
Investments in equity and cost method investees	(7.2)	(10.6)	(42.0)
Other	0.4	0.2	0.3
Net cash flows from (used in) investing activities	$31.9	$(93.8)	$(142.3)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$283.9	$980.9	$274.6
Repayments of notes payable, commercial bank financing and capital leases	(427.4)	(931.6)	(255.6)
Repurchase of Class A Common Stock	—	(1.5)	(29.8)
Payments for deferred financing costs	(7.0)	(28.8)	(0.5)
Dividends paid on Class A and Class B Common Stock	(34.2)	(16.0)	(66.7)
Proceeds from derivative terminations	—	—	8.0
Purchase of subsidiary shares from noncontrolling interest	—	(5.0)	—
Noncontrolling interests distributions	(0.3)	—	(0.6)
Other	(3.1)	(2.8)	(3.4)
Net cash flows used in financing activities	$(188.1)	$(4.8)	$(74.0)

Operating Activities

Net cash flows from operating activities increased during the year ended December 31, 2010 compared to the same period in 2009.  During 2010, we received more cash receipts from customers, net of cash payments to vendors, however, we paid more interest and program payments.  In 2010, we received larger tax refunds than in 2009.

Net cash flows from operating activities decreased during the year ended December 31, 2009 compared to the same period in 2008.  During 2009, we received less cash receipts from customers, net of cash payments to venders for operating expenses and working capital cash activities and received less in tax refunds.  In 2009, we made a payment of original issuance discount associated with our 3.0% Notes.  These decreases to operating cash were partially offset by less interest and tax payments in 2009.

We expect program payments to decrease in 2011 compared to 2010. We expect net interest expense to decrease in 2011 compared to 2010.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities decreased slightly during the year ended December 31, 2010 compared to the same period in 2009.  We decreased our investment in restricted cash in order to use the cash to pay for redemptions of the 3.0% and 4.875% Notes through a combination of tender offers, put rights and open market purchases.

With the exception of restricted cash, net cash flows used in investing activities decreased during the year ended December 31, 2009 compared to the same period in 2008.  In 2009, we focused our cash use towards debt and stock redemptions in the first quarter and conservation of cash during the second, third and fourth quarters instead of new investment opportunities.  We purchased no other operating divisions companies or television stations during 2009.  We decreased our equity investments and capital expenditures.  In addition, we increased the purchase of alarm monitoring contracts in 2009 as that business continued to grow.  Finally, the increase in 2009 in restricted cash was primarily related to the cash collateral account associated with the 3.0% and 4.875% Notes.

In 2011, we anticipate incurring more capital expenditures than incurred in 2010.

Financing Activities

Net cash flows used in financing activities increased during the year ended December 31, 2010 compared to the same period in 2009.  During 2010, we purchased $117.7 million principal amount of our 3.0% Notes, 4.875% Notes and 6.0% Notes pursuant to a combination of tender offers, put rights and open market purchases.  We reduced our Term Loan B by $60.0 million through a combination of an early repayment and the amendment of our Bank Credit Agreement in 2010.  In addition, we fully extinguished the outstanding $224.7 million principal amount of 8.0% Notes in 2010.  During 2010, we issued $250.0 million in principal amount of our 8.375% Notes.

Net cash flows used in financing activities decreased during the year ended December 31, 2009 compared to the same period in 2008.  We had more debt proceeds than debt repayments in 2009 compared to 2008 primarily due to the cash required to be held in the cash collateral account associated with the 3.0% and 4.875% Notes.  In addition, the volume of proceeds and repayment activity was greater in 2009 compared to 2008 as well as the payments made for deferred financing costs due to the refinancings that occurred in the fourth quarter of 2009.

From time to time, we may repurchase additional outstanding debt and stock on the open market.  We expect to fund any repurchases with cash generated from operating activities and in some cases, borrowings under our Revolving Credit Facility.

We ceased paying our cash dividend after the first quarter of 2009, however, in November 2010, our Board of Directors declared a $0.43 per share common stock dividend paid in December 2010.  In February 2011, our Board of Directors reinstated a quarterly common stock dividend of $0.12 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  Under the terms of the Bank Credit Agreement, in certain circumstances we may make up to $40.0 million in unrestricted cash payments including but not limited to dividends and other strategic investments.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2010 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2011	2012-2013	2014-2015	2016 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c), (d)	$1,748.7	$95.8	$265.8	$419.7	$967.4
Notes and capital leases payable to affiliates (c)	34.9	5.4	9.9	6.8	12.8
Operating leases	22.8	3.9	6.9	5.8	6.2
Employment contracts	13.8	8.6	4.8	0.4	—
Program content (e)	284.8	111.4	142.8	30.6	—
Programming services (f)	106.5	39.9	43.1	16.1	7.4
Maintenance and support	1.8	1.6	0.2	—	—
Other operating contracts	4.8	0.6	1.0	0.8	2.4
LMA and outsourcing agreements (g)	2.9	0.9	1.3	0.2	0.5
Investments and loan commitments (h)	14.9	14.9	—	—	—
Total contractual cash obligations	$2,235.9	$283.0	$475.8	$480.4	$996.7

(a)   Excluded from this table are $26.1 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we can not make reasonable estimates of the amount and period payments will be made.

(b)   Includes a one-year estimate of $7.3 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2016.

(c)   Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $270.0 million of our $1.2 billion total face value of debt as of December 31, 2010.

(d)   During 2010, we repurchased $22.3 million, $31.3 million, $64.1 million and $224.7 million of our 3.0% Notes, 4.875% Notes, 6.0% Notes and 8.0% Notes, respectively.  As of December 31, 2010, the outstanding face amount of the 3.0% Notes, 4.875% Notes, 6.0% Notes and 8.0% Notes was $5.4 million, $5.7 million, $70.0 million and zero, respectively.

(e)   Our Program content includes contractual amounts owed through the expiration date of the underlying agreement for active and future program contracts, network programming and additional advertising inventory in various dayparts, including prime-time and NFL programming.  Active program contracts are included in the balance sheet as an asset and liability while future program contracts are excluded until the cost is known, the program is available for its first showing or telecast and the licensee has accepted the program.  Industry protocol typically enables us to make payments for program contracts on a three-month lag, which differs from the contractual timing within the table.  Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the table.

(f)    Includes obligations related to rating service fees, music license fees, market research, weather and news services.

(g)   Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and, accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.  Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty, as well as, prepayments towards purchase options to acquire the counterparty.  These amounts totaled $18.1 million, $25.0 million, $13.9 million and $3.8 million for the periods 2011, 2012-2013, 2014-2015 and 2016 and thereafter, respectively.

(h)   Commitments to contribute capital or provide loans to Allegiance Capital, LP, Sterling Ventures Partners, LP and Patriot Capital II, LP.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2010, we do not have any material off balance sheet arrangements.

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

On August 19, 2010, we entered into an amendment of our Bank Credit Agreement.  Under the Amendment, we paid down $35.0 million of the outstanding $305.0 million balance under the Term Loan B and repriced the remaining $270.0 million outstanding.  As of December 31, 2010, we had $270.0 million outstanding under our Term Loan B and no amount drawn on our Revolving Credit Facility.  The Term Loan B will initially bear interest at LIBOR plus 4.0% with a 1.5% LIBOR floor.  Any outstanding amounts accrue interest with a variable rate and therefore increases our risk to increases from interest rates.  During 2010, the three-month LIBOR rate slightly increased.

We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  The fair value of the 4.875% Notes, 3.0% Notes, 6.0% Notes, 8.375% Notes and 9.25% Notes combined was $884.9 million as of December 31, 2010.  We estimate that adding 1.0% to prevailing interest rates would result in a decrease in fair value of these notes by $42.3 million as of December 31, 2010.  Generally, the fair market value of these notes will decrease as interest rates rise and increase as interest rates fall.

Under certain circumstances, we have contingent cash interest features related to the 3.0% Notes and the 4.875% Notes.  The contingent cash interest feature for both issuances were embedded derivatives which have negligible fair values.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2010.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2010.

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

The term “internal control over financial reporting,” as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

·      pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with authorizations of management or our Board of Directors; and

·      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees”, “Section 16(A) Beneficial Ownership Reporting Compliance”, “Code of business Conduct and Ethics” and “Corporate Governance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2010”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

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
4.15

Indenture, dated as of October 4, 2010, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 6, 2010).

4.16

Registration Rights Agreement, dated as of October 4, 2010, by and among Sinclair Television Group, Inc., the guarantors identified therein and J.P. Morgan Securities LLC as representative for Wells Fargo Securities, LLC, Citadel Securities LLC, BNP Paribas Securities Corp. and UBS Securities LLC. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 6, 2010).

4.17

Twelfth Supplemental Indenture dated as of October 19, 2010, by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Reistrant’s Report on Form 8-K filed on October 19, 2010).

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

10.21*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated April 1, 2008. Incorporated by reference from Registrant’s Report on Form 10-Q filed on May 9, 2008).

10.22

Fourth Amended and Restated Credit Agreement, dated as of October 29, 2009, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009).

10.23

Amended and restated lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.24

Amended and restated lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.25

Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.26

Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.27*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated March 12, 2010. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010).

10.28

Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated August 19, 2010, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March 2011.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 4, 2011

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 4, 2011

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	March 4, 2011

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 4, 2011

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 4, 2011

/s/ Robert E. Smith
Robert E. Smith	Director	March 4, 2011

/s/ Basil A. Thomas
Basil A. Thomas	Director	March 4, 2011

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 4, 2011

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 4, 2011

/s/ Martin R. Leader
Martin R. Leader	Director	March 4, 2011

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of equity (deficit) and other comprehensive (loss) income, and of cash flows present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and its subsidiaries (the Company) at December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in Item 15(a) for the two years ended December 31, 2010, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion in 2009 and changed its method of accounting for variable interest entities in 2010.

We have also audited the adjustments to the 2008 consolidated financial statements to retrospectively apply the change in accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion, as described in Note 1.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.

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
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1, the consolidated statements of operations, equity (deficit), comprehensive income (loss) and cash flows for the year ended December 31, 2008 of Sinclair Broadcast Group, Inc. (the 2008 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).  Our audit also included the financial statement schedule as of December 31, 2008 and for the year then ended listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2008 financial statements referred to above, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1, present fairly, in all material respects, the consolidated results of Sinclair Broadcast Group, Inc’s operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule as of December 31, 2008 and for the year then ended, when considered in relation to the basic financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1, taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by PricewaterhouseCoopers LLP.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 3, 2009

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,974	$23,224
Current portion of restricted cash	5,058	27,667
Accounts receivable, net of allowance for doubtful accounts of $3,242 and $2,932, respectively	121,283	106,792
Affiliate receivable	88	69
Current portion of program contract costs	37,000	43,741
Income taxes receivable	—	8,073
Prepaid expenses and other current assets	6,064	6,130
Deferred barter costs	3,156	2,825
Deferred tax assets	9,658	7,277
Total current assets	204,281	225,798

PROGRAM CONTRACT COSTS, less current portion	8,729	16,417
PROPERTY AND EQUIPMENT, net	272,231	296,227
RESTRICTED CASH, less current portion	223	37,216
GOODWILL	660,017	660,017
BROADCAST LICENSES	47,375	51,988
DEFINITE-LIVED INTANGIBLE ASSETS, net	184,652	193,405
OTHER ASSETS	108,416	108,961
Total assets	$1,485,924	$1,590,029

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,952	$3,746
Accrued liabilities	68,071	60,523
Income taxes payable	298	—
Current portion of notes payable, capital leases and commercial bank financing	19,556	40,632
Current portion of notes payable and capital leases payable to affiliates	3,196	2,995
Current portion of program contracts payable	68,301	91,995
Deferred barter revenues	2,522	2,810
Total current liabilities	167,896	202,701

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,169,740	1,297,964
Notes payable and capital leases to affiliates, less current portion	19,573	24,717
Program contracts payable, less current portion	29,593	48,448
Deferred tax liabilities	210,335	169,527
Other long-term liabilities	45,869	48,894
Total liabilities	1,643,006	1,792,251

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 50,284,052 and 47,375,437 shares issued and outstanding, respectively	503	474
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 30,083,819 and 32,453,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	301	325
Additional paid-in capital	609,640	605,340
Accumulated deficit	(771,953)	(813,876)
Accumulated other comprehensive loss	(3,914)	(4,213)
Total Sinclair Broadcast Group shareholders’ deficit	(165,423)	(211,950)
Noncontrolling interest	8,341	9,728
Total deficit	(157,082)	(202,222)
Total liabilities and equity (deficit)	$1,485,924	$1,590,029

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share data)

	2010	2009	2008
REVENUES:
Station broadcast revenues, net of agency commissions	$655,378	$554,597	$639,163
Revenues realized from station barter arrangements	75,210	58,182	59,877
Other operating divisions revenues	36,598	43,698	55,434
Total revenues	767,186	656,477	754,474

OPERATING EXPENSES:
Station production expenses	154,133	142,415	158,965
Station selling, general and administrative expenses	127,091	122,833	136,142
Expenses recognized from station barter arrangements	67,083	48,119	53,327
Amortization of program contract costs and net realizable value adjustments	60,862	73,087	84,422
Other operating divisions expenses	30,916	45,520	59,987
Depreciation of property and equipment	36,307	42,892	44,765
Corporate general and administrative expenses	26,800	25,632	26,285
Amortization of definite-lived intangible assets	18,834	22,355	18,340
Gain on asset exchange	—	(4,945)	(3,187)
Impairment of goodwill, intangible and other assets	4,803	249,799	463,887
Total operating expenses	526,829	767,707	1,042,933
Operating income (loss)	240,357	(111,230)	(288,459)

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(116,046)	(80,021)	(87,634)
(Loss) gain from extinguishment of debt	(6,266)	18,465	5,451
(Loss) income from equity and cost method investments	(4,861)	354	(2,703)
Other income, net	2,667	1,972	3,461
Total other expense	(124,506)	(59,230)	(81,425)
Income (loss) from continuing operations before income taxes	115,851	(170,460)	(369,884)
INCOME TAX (PROVISION) BENEFIT	(40,226)	32,512	121,362
Income (loss) from continuing operations	75,625	(137,948)	(248,522)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of related income tax provision of ($77), ($350) and ($358), respectively	(577)	(81)	(141)
NET INCOME (LOSS)	75,048	(138,029)	(248,663)
Net loss attributable to the noncontrolling interest	1,100	2,335	2,133
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$76,148	$(135,694)	$(246,530)
Dividends declared per share	$0.43	$—	$0.80
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings (loss) per share from continuing operations	$0.96	$(1.70)	$(2.87)
Basic loss per share from discontinued operations	$(0.01)	$—	$—
Basic earnings (loss) per share	$0.95	$(1.70)	$(2.87)
Diluted earnings (loss) per share from continuing operations	$0.95	$(1.70)	$(2.87)
Diluted loss per share from discontinued operations	$(0.01)	$—	$—
Diluted earnings (loss) per share	$0.94	$(1.70)	$(2.87)
Weighted average common shares outstanding	80,245	79,981	85,794
Weighted average common and common equivalent shares outstanding	83,606	79,981	85,794

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income (loss) from continuing operations, net of tax	$76,725	$(135,613)	$(246,389)
Loss from discontinued operations, net of tax	(577)	(81)	(141)
Net income (loss)	$76,148	$(135,694)	$(246,530)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
BALANCE, December 31, 2007	$528	$345	$631,621	$(364,049)	$(1,931)	$3,067	$269,581
Dividends declared on Class A and Class B Common Stock	—	—	—	(67,603)	—	—	(67,603)
Class A Common Stock issued pursuant to employee benefit plans	4	—	4,021	—	—	—	4,025
Issuance of subsidiary stock awards	—	—	—	—	—	2,479	2,479
Contributions from noncontrolling interest, net of distributions	—	—	—	—	—	10,989	10,989
Consolidation of variable interest entity	—	—	—	—	—	1,900	1,900
Tax provision on employee stock awards	—	—	(8)	—	—	—	(8)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	(1,564)	—	(1,564)
Repurchase of 6,722,310 shares of Class A Common Stock	(67)	—	(29,769)	—	—	—	(29,836)
Net loss	—	—	—	(246,530)	—	(2,133)	(248,663)
BALANCE, December 31, 2008	$465	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2008	$465	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)
Class A Common Stock issued pursuant to employee benefit plans	4	—	1,378	—	—	—	1,382
Class B Common Stock converted into Class A Common Stock	20	(20)	—	—	—	—	—
Contribution from noncontrolling interests, net of distributions	—	—	—	—	—	26	26
Purchase of subsidiary shares from noncontrolling interest	—	—	(220)	—	—	(4,807)	(5,027)
Repurchase of 1,536,633 shares of Class A Common Stock	(15)	—	(1,439)	—	—	—	(1,454)
Removal of noncontrolling interest deficit related to disposition of other operating divisions companies	—	—	—	—	—	542	542
Tax provision on employee stock awards	—	—	(244)	—	—	—	(244)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	(718)	—	(718)
Net (loss) income	—	—	—	(135,694)	—	(2,335)	(138,029)
BALANCE, December 31, 2009	$474	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2009	$474	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)
Dividends declared on Class A and Class B Common Stock	—	—	—	(34,225)	—	—	(34,225)
Class A Common Stock issued pursuant to employee benefit plans	5	—	4,423	—	—	—	4,428
Class B Common Stock converted into Class A Common Stock	24	(24)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(287)	(287)
Tax provision on employee stock awards	—	—	(123)	—	—	—	(123)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	299	—	299
Net income (loss)	—	—	—	76,148	—	(1,100)	75,048
BALANCE, December 31, 2010	$503	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008

Net income (loss)	$75,048	$(138,029)	$(248,663)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	299	(718)	(1,564)
Comprehensive income (loss)	75,347	(138,747)	(250,227)
Comprehensive loss attributable to the noncontrolling interest	1,100	2,335	2,133
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$76,447	$(136,412)	$(248,094)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$75,048	$(138,029)	$(248,663)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	4,963	10,286	13,404
Depreciation of property and equipment	36,563	43,217	45,027
Recognition of deferred revenue	(25,967)	(25,512)	(29,416)
Impairment of goodwill, intangible and other assets	4,803	249,799	463,887
Amortization of definite-lived intangible assets	18,834	22,355	18,340
Amortization of program contract costs and net realizable value adjustments	60,862	73,087	84,422
Loss (gain) on extinguishment of debt, non-cash portion	5,525	(18,465)	2,000
Original debt issuance discount paid	(14,393)	(18,176)	—
Deferred tax provision (benefit)	38,636	(24,949)	(121,077)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(14,491)	823	22,884
Decrease (increase) in income taxes receivable	8,073	(5,739)	13,938
Increase in accounts payable and accrued liabilities	33,312	12,654	14,465
(Increase) decrease in other assets and liabilities	6	6,778	5,937
Payments on program contracts payable	(88,992)	(82,184)	(82,285)
Other, net	12,179	(509)	8,908
Net cash flows from operating activities	154,961	105,436	211,771
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,694)	(7,693)	(25,169)
Consolidation of variable interest entity	—	—	1,328
Purchase of alarm monitoring contracts	(10,106)	(12,291)	(7,675)
Payments for acquisition of television stations	—	—	(17,123)
Payments for acquisitions of other operating divisions companies	—	—	(53,487)
Decrease (increase) in restricted cash	59,602	(64,883)	—
Dividends and distributions from equity and cost method investees	894	1,501	1,575
Investments in equity and cost method investees	(7,224)	(10,601)	(41,971)
Proceeds from the sale of assets	110	126	199
Proceeds from insurance settlements	372	—	—
Loans to affiliates	(136)	(162)	(178)
Proceeds from loans to affiliates	117	157	179
Net cash flows from (used in) investing activities	31,935	(93,846)	(142,322)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	283,930	980,875	274,643
Repayments of notes payable, commercial bank financing and capital leases	(427,421)	(931,566)	(255,597)
Purchase of subsidiary shares from noncontrolling interests	—	(5,000)	—
Repurchase of Class A Common Stock	—	(1,454)	(29,836)
Dividends paid on Class A and Class B Common Stock	(34,225)	(16,038)	(66,683)
Payments for deferred financing costs	(7,020)	(28,815)	(524)
Proceeds from derivative terminations	—	—	8,001
Noncontrolling interests (distributions) contributions	(287)	26	(637)
Repayments of notes and capital leases to affiliates	(3,123)	(2,864)	(3,326)
Net cash flows used in financing activities	(188,146)	(4,836)	(73,959)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,250)	6,754	(4,510)
CASH AND CASH EQUIVALENTS, beginning of year	23,224	16,470	20,980
CASH AND CASH EQUIVALENTS, end of year	$21,974	$23,224	$16,470

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission (the FCC or Commission).  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 58 television stations in 35 markets.  For the purpose of this report, these 58 stations are referred to as “our” stations.  Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (20 stations); MyNetworkTV (16 stations; not a network affiliation, however is branded as such); ABC (9 stations); The CW (10 stations); CBS (2 stations) and NBC (1 station).  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with TheCoolTV, The Country Network, MyNetworkTV, This TV and Estrella TV.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities (VIEs) for which we are the primary beneficiary.  Noncontrolling interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All intercompany transactions and account balances have been eliminated in consolidation.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance on the consolidation of variable interest entities (VIEs).  The intent of this guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements.  The new guidance requires a number of new disclosures and we are required to perform ongoing reassessments of whether we are the primary beneficiary of a VIE for financial reporting purposes.  For us, this guidance was effective as of January 1, 2010.

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities including debt held by our VIEs are non-recourse to us.  However, the VIE debt of Cunningham Broadcasting Corporation (Cunningham) contains cross-default provisions under our senior secured credit facility (Bank Credit Agreement).  See Note 11. Related Person Transactions for more information.

We have entered into LMAs to provide programming, sales and managerial services for television stations of Cunningham, the license owner of six television stations as of December 31, 2010.  In February 2011, we entered into another LMA agreement with Cunningham for WDBB-TV, in Birmingham, Alabama.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire the Federal Communications Commission (FCC) licenses are pending approval.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 11. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 are net revenues of $118.5 million, $100.9 million and $109.7 million, respectively, that relate to LMAs.

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

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,319	$4,127
Income taxes receivable	—	33
Current portion of program contract costs	480	430
Prepaid expenses and other current assets	105	129
Deferred tax assets	—	27
Total current asset	5,904	4,746

PROGRAM CONTRACT COSTS, less current portion	491	649
PROPERTY AND EQUIPMENT, net	7,461	8,239
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,183	4,320
DEFINITE-LIVED INTANGIBLE ASSETS, net	6,959	7,393
OTHER ASSETS	914	213
Total assets	$32,269	$31,917

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$37	$37
Accrued liabilities	773	774
Income taxes payable	44	—
Current portion of notes payable, capital leases and commercial bank financing	11,056	11,039
Current portion of program contracts payable	649	576
Total current liabilities	12,559	12,426

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	13,484	24,540
Program contracts payable, less current portion	190	444
Deferred tax liabilities	—	218
Total liabilities	$26,233	$37,628

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMA and outsourcing agreements and have been aggregated as they all relate to our broadcast business.  In addition the risk and reward characteristics of the VIEs are similar.

Under the previously applicable accounting guidance for consolidation, we had determined that we had a variable interest in four real estate ventures and that we were the primary beneficiary of those VIEs and should consolidate the assets and liabilities of those entities.  However, under the new accounting guidance for consolidation which was effective January 1, 2010, we no longer consider one of these investments to be a VIE since the investment does not meet the VIE criteria under the new accounting guidance.  We still consolidate the assets and liabilities of this entity pursuant to other accounting guidance based on voting-interests.  Under the new accounting guidance for consolidation, we no longer consider ourselves the primary beneficiary of the other three real estate ventures since, as the manager of the venture, the other partner holds the power to direct activities that significantly impact the economic performance of the VIE and can participate in returns that would be considered significant to the VIE.  The effect of this change is not material to our consolidated financial statements.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$7,769	$7,769	$8,796	$8,796
Investments in investment companies	24,872	24,872	21,108	21,108
Total	$32,641	$32,641	$29,904	$29,904

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in (loss) income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $2.1 million, a loss of $0.6 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010 and December 31, 2009, our unfunded commitments totaled $14.9 million and $16.8 million, respectively.

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

Nonmonetary Asset Exchanges

In 2004, Sprint Nextel Corporation (Nextel) agreed to relocate its airwaves to end interference between its cellular signals and the wireless signals used by the country’s public safety agencies.  As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that was used by television broadcasters for electronic news gathering.  Accordingly, Nextel entered into agreements with several of our stations to exchange our existing analog equipment for comparable digital equipment.  As equipment was exchanged and placed in service, we recorded a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.  The equipment is recorded at the estimated fair market value and is depreciated over a useful life of eight years.  For the year ended December 31, 2009 and 2008, we recorded a gain of $4.9 million and $3.2 million, respectively, for the equipment received.  We received all applicable equipment pursuant to the agreement in 2009.

Recent Accounting Pronouncements

In September 2009, the FASB ratified the Emerging Issues Task Force’s (EITF’s) amended guidance on accounting for revenue arrangements with multiple deliverables.  The amended guidance allows the use of an estimated selling price for the undelivered units of accounting in transactions in which vendor-specific objective evidence (VSOE) or third-party evidence (TPE) does not exist.  The amended guidance no longer allows the use of the residual method when allocating arrangement consideration between the delivered and undelivered units of accounting if VSOE and TPE of selling price does not exist for all units of accounting.  Entities are required to estimate the selling price of the deliverables, when VSOE and TPE are not available, and then allocate the consideration based on the relative selling prices of the deliverables.  This guidance also requires additional disclosures including the amount of revenue recognized each reporting period and the amount of deferred revenue as of the end of each reporting period under this guidance.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and should be applied on a prospective basis.  We do not believe that this guidance will have a material impact on our consolidated financial statements.

In January 2010, the FASB amended the guidance on fair value measurements and disclosures to add two new disclosure provisions to the current fair value disclosure guidance, including (1) details of transfers in and out of level 1 and level 2 measurements, and (2) gross presentation of activity within the level 3 roll forward.  The guidance also amends two existing fair value disclosure requirements so that entities are required to disclose (1) the valuation techniques and inputs used to develop fair value measurements for assets and liabilities that are measured at fair value on both a recurring basis and nonrecurring basis in periods subsequent to initial recognition and (2) fair value measurement disclosures for each class of assets and liabilities.  A class is defined as a subset of assets or liabilities within a line item in the statement of financial position.  The guidance is for interim and annual reporting periods beginning after December 15, 2009, except for the changes to the level 3 roll forward which are effective for fiscal years beginning after December 15, 2010.  We added the required disclosures under this guidance to our consolidated financial statements.

In November 2010, the FASB ratified the EITF’s amended guidance with respect to goodwill impairment.  The amended guidance requires that step two of the goodwill impairment test be performed if the carrying amount of a reporting unit is zero or negative and it is more likely than not that a goodwill impairment exists based on any adverse qualitative factors including an evaluation of the triggering circumstances noted in the guidance.  The change is effective for fiscal years and interim changes within those years beginning after December 15, 2010.  We do not believe that this guidance will have a material impact on our consolidated financial statements.

2009 Retrospective Application of New Accounting Standards

In December 2007, the FASB issued accounting guidance that requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of operations.  The new guidance was effective for financial statements issued after December 15, 2008.  We applied the requirements of this guidance retrospectively to our consolidated financial statements resulting in a change to the presentation of loss attributable to noncontrolling interest and net income (loss) attributable to Sinclair Broadcast Group on the face of the income statement for the year ended December 31, 2008.

In May 2008, the FASB issued new accounting guidance that requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Issuers were required to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component.  The excess of the initial proceeds received from the debt issuance and the fair value of the liability component are recorded as a debt discount with the offset recorded to equity.  The discount is amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component.  Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense.  This guidance was effective for financial statements issued after December 15, 2008.  In 2009, we recorded the impact of this guidance retrospectively by recording additional interest expense on our 3.0% Convertible Senior Notes, due 2027 (the 3.0% Notes) related to the amortization of the debt discount and deferred financing costs of approximately $9.9 million for the year ended December 31, 2008.  As of December 31, 2008, accumulated deficit increased, net of taxes, $8.8 million and additional paid in capital increased $17.5 million as a result of the retrospective impact of this guidance.  In addition, the adjusted net income attributable to Sinclair Broadcast Group for the year ended December 31, 2008 decreased $5.0 million, with a resulting decrease to earnings per share of $0.06.  For the year ended December 31, 2009, the application of this new guidance increased our net loss attributable to Sinclair Broadcast Group approximately $8.7 million and resulted in an approximate increase to loss per share of $0.11.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

In October 2009, we established a cash collateral account with the proceeds from the sale of 9.25% Senior Secured Second Lien Notes due 2017 (the 9.25% Notes).  The cash collateral account restricted the use of cash therein to repurchase the 3.0% Notes and our 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) upon, or prior to, the expiration of the put periods for such notes in May 2010 and January 2011, respectively.  Upon expiration of such put periods, the unused cash is released to us to be used for general corporate purposes.  During 2010, we used $53.6 million of restricted cash to redeem the 3.0% and 4.875% Notes.  See Note 5. Notes Payable and Commercial Bank Financing for more information.  As of December 31, 2010, we held $5.1 million in the restricted cash collateral account to be used for the redemption of the remaining $5.7 million aggregate principal amount of the 4.875% Notes.  As of December 31, 2010, primarily all of the restricted cash classified as current related to the January 2011 put option.  In January 2011, the put option was not exercised, however, pursuant to our Bank Credit Agreement the cash must be used within 120 days towards reducing our overall debt balance.

Additionally, under the terms of certain lease agreements, as of December 31, 2010, we are required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.  As of December 31, 2009, we were required to hold $0.5 million of restricted cash related to the removal of analog tower equipment.

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

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material.  With the exception of one-year contracts amortization of program contract costs is computed using either a four-year accelerated method or based on usage, whichever method results in the earliest recognition of amortization for each program.  Program contract cost are amortized on a straight-line basis for one-year contracts.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Program service arrangements are accounted for as station barter arrangements, however, network affiliation programming is excluded from these calculations.  Revenues are recorded as revenues realized from station barter arrangements and the corresponding expenses are recorded as expenses recognized from station barter arrangements.  In conjunction with the 2009 termination of our MyNetworkTV affiliation agreements described in Note 10. Commitments and Contingencies, in September 2009 our relationship with MyNetworkTV changed to a program service arrangement and is accounted for as a station barter arrangement.

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

Other Assets

Other assets as of December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Equity and cost method investments	$76,275	$75,176
Unamortized costs related to debt issuances	30,017	30,913
Other	2,124	2,872
Total other assets	$108,416	$108,961

We have equity and cost method investments primarily in private investment funds and real estate ventures.  These investments are included in our other operating divisions segment.  In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2010, 2009, and 2008, none of our investments were significant individually or in the aggregate.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess that investment and determine whether a loss in value has occurred.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  For the year ended December 31, 2010, we recorded impairments of $6.7 million related to three of our investments.  The impairments are recorded in the gain (loss) from equity and cost method investees in our consolidated statement of operations.  No impairment was recorded for the years ended December 31, 2009 or 2008.

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

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Compensation and employee insurance	$16,637	$13,989
Interest	13,528	16,653
Other accruals relating to operating expenses	29,027	20,093
Deferred revenue	8,879	9,788
Total accrued liabilities	$68,071	$60,523

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of all available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2010, valuation allowances have been provided for a substantial amount of our available state net operating losses.   Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.

Supplemental Information — Statements of Cash Flows

During 2010, 2009 and 2008, we had the following cash transactions (in thousands):

	2010	2009	2008
Income taxes paid related to continuing operations	$1,211	$537	$3,477
Income tax refunds received related to continuing operations	$8,435	$2,975	$11,810
Income tax refunds received related to discontinued operations	$—	$—	$5,501
Interest paid	$110,833	$61,266	$73,041

Non-cash barter and trade expense are presented in the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $1.4 million, $2.3 million and $10.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $6.2 million, $3.9 million and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Financial Instruments

Financial instruments, as of December 31, 2010 and 2009, consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), derivatives, accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 5. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Pension

We are required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  As of December 31, 2010 and 2009, we held a liability of $3.2 million and $3.9 million, respectively, representing the under funded status of our defined benefit pension plan.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              STOCK-BASED COMPENSATION PLANS:

Description of Awards

We have seven types of stock-based compensation awards: compensatory stock options (options), restricted stock awards (RSAs), an employee stock purchase plan (ESPP), employer matching contributions (the Match) for participants in our 401(k) plan, stock-settled appreciation rights (SARs), subsidiary stock awards and stock grants to our non-employee directors.  Stock-based compensation expense has no effect on our consolidated cash flows.  Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2010, 10,335,259 shares (including forfeited shares) were available for future grants.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2009	389,500	$10.74	389,500	$10.74
2010 Activity:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(89,000)	10.51	—	—
Outstanding at December 31, 2010	300,500	$10.81	300,500	$10.81

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs issued in 2010 have certain restrictions that lapse over two years at 50% and 50%, respectively.  RSAs issued prior to 2010 have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  We awarded 173,000 RSAs that had a fair value of $5.75 per share and 95,500 RSAs that had a fair value of $8.94 per share on March 12, 2010 and April 1, 2008, respectively. The fair value assumes the value of the stock on the trading date immediately prior to the grant date.  No RSAs were granted in 2009.  In 2010 and 2009, 51,625 and 57,750, respectively, RSAs vested.  As of December 31, 2010, 220,750 shares were unvested.  For the years ended December 31, 2010, 2009 and 2008, we recorded expense of $0.8 million, $0.6 million and $0.6 million, respectively.  RSAs are included in basic earnings (loss) per share upon grant date.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the quarter and as of the last day of that quarter. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	0.29%	0.28%	1.36%
Expected life	91 days	91 days	91 days
Expected volatility	78.86%	137.40%	117.70%
Annual dividend yield	0.00%	0.00%	15.22%

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

The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.3 million and $0.2 million, respectively.  Less than 0.2 million shares were issued to employees during the year ended December 31, 2010.

Match.  The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) is available as a benefit for our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount, company-matching contributions (the Match) and an additional discretionary amount determined each year by the Board of Directors.  The Match and any additional discretionary contributions may be made using our Class A Common Stock if the Board of Directors so chooses.  Typically, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2010, 2009 and 2008, we recorded $1.5 million, zero and $2.0 million, respectively, of compensation expense related to the Match. We did not make a 401(k) plan Match in 2009.

SARs.  On March 12, 2010, 300,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP.  The base value of each SAR is $5.75 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $1.6 million.  On April 1, 2008, 350,000 SARs were granted to David Smith, pursuant to the LTIP.  The base value of each SAR is $8.94 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $0.5 million.  No SARs were granted in 2009.  The SARs have a 10-year term and vest immediately.  As of December 31, 2010, 850,000 SARs were outstanding.  We valued the SARs using the Black-Scholes model and the following assumptions:

	2010	2008
Risk-free interest rate	3.85%	4.25%
Expected life	10 years	10 years
Expected volatility	110.38%	46.10%
Annual dividend yield	0.00%	9.23%

For the years ended December 31, 2010 and 2008, we recorded compensation expense of $1.6 million and $0.5 million, respectively, related to these grants.  During 2009 and 2008, these SARs had no effect on the shares used in our basic and diluted loss per share.  During 2010, SARs had a dilutive effect on our earnings per share.  In 2011, David Smith exercised 650,000 of his SARs for 237,947 shares.  As of February 28, 2011, 200,000 SARs were outstanding.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the year ended December 31, 2008, we recorded compensation expense of $2.5 million related to these awards. We did not issue any subsidiary stock awards in 2010 or 2009.  These awards have no effect on the shares used in our basic and diluted earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of shares of Class A Common Stock pursuant to the LTIP.  In 2010, 2009 and 2008, each non-employee director received 5,000 shares, respectively.   On June 3, 2010, June 4, 2009 and May 15, 2008, we granted 25,000 shares that had a fair value of $6.61 per share, 25,000 shares that had a fair value of $2.09 per share and 25,000 shares that had a fair value of $9.28 per share, respectively.  The fair value assumes the closing value of the stock on the date of grant.  We recorded an expense of $0.2 million, less than $0.1 million and $0.2 million on the date of grant for the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings (loss) per share.

3.              PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Land and improvements	$20,183	$20,060
Real estate held for development and sale	54,474	52,049
Buildings and improvements	93,514	91,396
Station equipment	341,022	345,809
Office furniture and equipment	44,735	44,120
Leasehold improvements	15,336	15,286
Automotive equipment	12,040	12,006
Capital leased assets	79,259	80,483
Construction in progress	3,005	1,368
	663,568	662,577
Less: accumulated depreciation	(391,337)	(366,350)
	$272,231	$296,227

Capital leased assets are related to building, tower and equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded capital lease depreciation expense of $4.0 million, $4.7 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill and broadcast licenses are required to be tested for impairment at least annually.  We test our broadcast licenses and goodwill annually during the fourth quarter each year and between annual evaluations if events occur or circumstances change that indicate that the fair value of our reporting units or licenses may be below their carrying amount.  We did not have any indicators of impairment in the first, second or third quarters of 2010 and therefore did not perform impairment tests for those periods.  We performed our annual impairment test in the fourth quarter of 2010.

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

During the year ended December 31, 2008, certain events led us to test our goodwill associated with an other operating division company, Acrodyne Communications, Inc.  As a result of this testing, we recorded a $1.6 million impairment charge in our consolidated statements of operations.  There was no impairment related to our other operating division companies for the years ended December 31, 2010 and 2009.

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

As a result of our 2010 annual impairment test, we recorded an impairment charge related to our broadcast licenses of $4.6 million.  Broadcast licenses were impaired in 7 of 35 markets and were primarily the result of additional cash outflows for increased signal strength necessary to maintain competitive market positions.  The fair value of the broadcast licenses was $55.5 million.  There was no impairment to goodwill in 2010.

The carrying value, fair value and impairment loss of the goodwill and broadcast licenses which were impaired during 2010 and 2009 were as follows (in thousands):

		Fair Value Measurements Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Year Ended December 31, 2010
Broadcast licenses (a)	$14,850	$—	$—	$14,850	$4,613

Year Ended December 31, 2009
Goodwill of markets which were impaired during the year (b)	$55,762	$—	$—	$55,762	$164,171
Broadcast licenses (a)	$51,542	$—	$—	$51,542	$80,434

Year Ended December 31, 2008
Goodwill of markets which were impaired during the year (b)	$20,094	$—	$—	$20,094	$191,840
Broadcast licenses (a)	$112,415	$—	$—	$112,415	$270,422

(a)          The fair value above represents the fair value of the broadcast licenses that were impaired in 2010, 2009 and 2008 and recorded to fair value.  It excludes carrying values of $32.5 million, $0.4 million and $20.0 million related to broadcast licenses as of December 31, 2010, 2009 and 2008, respectively, which were not impaired during those years and had fair values in excess of carrying value.

(b)         The fair value above represents the implied fair value of the goodwill assigned to the five impaired markets in 2009 and four impaired markets in 2008 for which we were required to calculate this amount.  It excludes carrying values related to goodwill of $604.2 million and $804.1 million at December 31, 2009 and 2008, respectively, for which we were not required to calculate the fair value.

The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses consist of discount rates, revenue and expense growth rates, constant growth rates and comparable business multiples.  The revenue and expense growth rates used in our goodwill impairment testing and the revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses have decreased slightly from 2009 to 2010.  However, the baseline cash flows to which these growth rates are applied have increased due to a stronger than expected recovery in revenue in 2010.  The growth rates are based on market studies, industry knowledge and historical performance.

The discount rates used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses have slightly decreased from 2009 to 2010.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  The minimal decrease in the discount rate is primarily due to a slight decrease in the general cost of equity in 2010.

The comparable business multiple used to determine the fair value of our reporting units to test our goodwill for impairment has not changed from 2009 to 2010 due to the lack of data from sales transactions in the market in the past two years.  It is an estimate of the multiple that would most likely be paid for a mature, cash flowing television station in the current marketplace.

As of December 31, 2010 and 2009, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	As of December 31,
	2010	2009
Beginning balance	$51,988	$132,422
Broadcast license impairment charge (a)	(4,613)	(80,434)
Ending balance (b)	$47,375	$51,988

(a)          In 2010 and 2009, an impairment of $0.2 million and $4.5 million, respectively, was recorded against purchase option assets included in other assets in the consolidated balance sheet.  These purchase options give us the right to purchase the license assets of certain stations.

(b)         Approximately $4.2 million and $4.3 million of broadcast licenses relate to consolidated VIEs as of December 31, 2010 and 2009, respectively.

The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	2010	2009
Balance as of January 1,	$1,073,590	$1,073,590
Accumulated impairment losses	(413,573)	(249,402)
	660,017	824,188
Impairment losses (a)	—	(164,171)

Balance as of December 31,
Goodwill	1,073,590	1,073,590
Accumulated impairment losses	(413,573)	(413,573)
	$660,017	$660,017

(a)          In 2009, all of the goodwill impairment charge related to our broadcast segment.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There was no impairment charge recorded for the years ended December 31, 2010 and 2009, respectively.

The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization related to continuing operations (in thousands):

	Weighted
	Average	As of December 31, 2010			As of December 31, 2009
	Amortization Period	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets:
Network affiliation	25 years	$245,025		$(132,013)	$245,160		$(122,718)
Decaying advertiser base	15 years	122,375		(111,675)	122,375		(106,248)
Other	15 years	97,200	(a)	(36,260)	86,983	(a)	(32,147)
Total		$464,600		$(279,948)	$454,518		$(261,113)

(a)          During 2010 and 2009, we purchased $10.2 million and $15.2 million, respectively, in additional alarm monitoring contracts.

The amortization expense of the definite-lived intangible assets and other assets for the years ended December 31, 2010, 2009 and 2008 was $18.8 million, $22.4 million and $18.3 million, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets and other assets for the next five years (in thousands):

For the year ended December 31, 2011	$17,952
For the year ended December 31, 2012	16,796
For the year ended December 31, 2013	14,877
For the year ended December 31, 2014	12,552
For the year ended December 31, 2015	12,349
Thereafter	110,126
$184,652

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On October 29, 2009, concurrently with the closing of the offering of the 9.25% Notes we entered into the Bank Credit Agreement by amending and restating the previous bank credit agreement.  On August 19, 2010, we entered into an amendment (the Amendment) of our Bank Credit Agreement.  The final terms of the Bank Credit Agreement, as amended, are set forth below:

·                  A six-year term loan facility (Term Loan B) of $330.0 million.  Under the Amendment, we paid down $35.0 million of the outstanding $305.0 million balance under the Term Loan B and repriced the remaining $270.0 million outstanding.  The Term Loan B bears interest at LIBOR plus 4.00% with a 1.5% LIBOR floor and will continue to amortize principal at a rate of 0.25% per quarter commencing on March 31, 2011, continuing until the scheduled final payment on October 29, 2015 with 94.19% due at maturity or upon earlier termination of the Term Loan B pursuant to the terms in the Bank Credit Agreement.

·                  We have the right to prepay the Term Loan B at any time; provided, however, that if we prepay, reprice downward or otherwise refinance all or any portion of the Term Loan B prior to August 19, 2011, then we will be required to pay the Term Loan B lenders a prepayment premium equal to 1.00% of the aggregate amount prepaid, repriced or otherwise refinanced.  Any prepayments on the Term Loan B are deducted from the scheduled final payment due on October 29, 2015.

·                  An amended and restated revolving credit facility (the Revolving Credit Facility).  Under the terms of the Revolving Credit Facility, $60.5 million in existing commitments will remain in place under the revolving credit facility pricing in the previous bank credit agreement, which as of December 31, 2010 was LIBOR plus 0.75% and will expire June 2011.  In addition, $75.4 million in commitments were extended until December 31, 2013 at a price of LIBOR plus 4.00% with a 2.0% LIBOR floor.  We have the right to prepay the Revolving Credit Facility at any time without prepayment penalty.  As of December 31, 2010, we did not have any amounts drawn under the Revolving Credit Facility.

·                  Provision for additional incremental term loan capacity up to $100.0 million.

The Bank Credit Agreement is collateralized by $1,001.8 million of our tangible and intangible assets.

During 2010, debt refinancing costs of $3.6 million were recorded to interest expense in our consolidated statement of operations in accordance with debt modification accounting guidance that applied to the amendment.  Interest expense, excluding the debt refinancing costs, was $19.9 million, $8.5 million and $14.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted average interest rate of the Term Loan B for the years ended December 31, 2010 and 2009 was 6.86% and 6.96%, respectively.

In February 2011, we disclosed our intention to refinance a portion of and to amend certain terms of the Bank Credit Agreement.

8.0% Senior Subordinated Notes, Due 2012

From March 2002 through May 29, 2003, we issued $650.0 million aggregate principal amount of 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes).  Interest on the 8.0% Notes was paid semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  The 8.0% Notes were issued under an indenture among us, certain of our subsidiaries (the guarantors) and the trustee.

In addition to partial redemptions in 2007, during 2008, we repurchased, in the open market, $38.8 million of the 8.0% Notes at face value.  As a result of these redemptions, we recorded a gain from extinguishment of debt of $0.4 million for the year ended December 31, 2008.  We did not repurchase any 8.0% Notes in 2009.

On September 20, 2010, we commenced a tender offer to purchase for cash any and all of the outstanding 8.0% Notes.  We offered to purchase the 8.0% Notes at a purchase price of $1,002.50 per $1,000 principal amount, if tendered within the first ten business days of the tender offer period or $972.50 per $1,000 principal amount if tendered after such time, plus accrued and unpaid interest.  The tender offers expired October 19, 2010 and approximately $175.7 million principal amount of the 8.0% Notes were tendered and purchased.  On November 19, 2010, we completed the redemption of the remaining $49.0 million outstanding of 8.0% Notes.  These Notes were redeemed for cash at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest.  The redemption of the Notes was effected in accordance with the terms of the indenture governing the Notes and was funded from the net proceeds of the 8.375% Senior Unsecured Notes, due 2018 (8.375% Notes) offering described below and available cash on hand.  As a result of these redemptions, we recorded a gain from extinguishment of debt of $0.7 million for the year ended December 31, 2010.

Interest expense was $13.9 million, $17.6 million and $19.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted average interest rate for the 8.0% Notes including the amortization of its bond premium was 7.88% and 7.83% for the years ended December 31, 2010 and 2009, respectively.

6.0% Convertible Debentures, Due 2012

On June 15, 2005, we completed an exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6.0 % Convertible Debentures, due 2012 (the 6.0% Notes).  The 6.0% Notes mature September 15, 2012, and bear interest at a rate of 6.0% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, beginning September 15, 2005.  The 6.0% Notes are convertible into Class A Common Stock at the option of the holders at a conversion price of $22.813 per share, subject to adjustment.  The difference in the carrying amount of the Preferred Stock and the fair value of the 6.0% Notes was recorded as a $31.7 million discount on the 6.0% Notes and is being amortized over the life of the 6.0% Notes using the effective interest method.

During 2009 and 2008, we redeemed, on the open market, $1.0 million and $18.1 million principal amount of the 6.0% Notes.  In connection with these redemptions, we recorded a gain from extinguishment of debt of $0.4 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.

During 2010, we repurchased, on the open market, $6.1 million in principal amount of the 6.0% Notes.  On September 20, 2010, we commenced tender offers to purchase for cash up to $60.0 million in principal amount of the outstanding 6.0% Notes.  We offered to purchase the 6.0% Notes at a purchase price of $987.50 per $1,000 principal amount plus accrued and unpaid interest.  The tender offer expired October 19, 2010 and approximately $58.0 million of the 6.0% Notes were tendered and purchased.  The net proceeds from the offering of the 8.375% Notes described below and cash on hand were used to fund this tender offer.

Interest expense was $10.6 million, $11.6 million, and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted average interest rate for the 6.0% Notes including the amortization of its bond discount was 8.96% and 8.65% for the years ended December 31, 2010 and 2009, respectively.

9.25% Senior Secured Second Lien Notes, Due 2017

On October 29, 2009, we issued $500.0 million aggregate principal amount of the 9.25% Notes that mature on November 1, 2017, pursuant to an indenture, dated as of October 29, 2009 (the Indenture).  The 9.25% Notes were priced at 97.264% of their par value and accrue interest at a rate of 9.25% beginning on the issue date.  Interest on the 9.25% Notes is paid on May 1 and November 1 of each year, beginning May 1, 2010.  Prior to November 1, 2013, we may redeem the 9.25% Notes in whole, but not in part, at any time at a price equal to 100% of the principal amount of the 9.25% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on November 1, 2013, we may redeem some or all of the 9.25% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to November 1, 2012, we may redeem up to 35.0% of the 9.25% Notes using the proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 9.25% Notes may require us to repurchase some or all of the 9.25% Notes.  The 9.25% Notes are collateralized by $1,001.8 million of our tangible and intangible assets.

The weighted average interest rate for the 9.25% Notes including the amortization of its bond discount was 9.71% and 9.72% for the years ended December 31, 2010 and 2009, respectively.

Interest expense was $47.3 million and $8.3 million for the years ended December 31, 2010 and 2009, respectively.

8.375% Senior Unsecured Notes, due 2018

On October 4, 2010, we issued $250.0 million aggregate principal amount of 8.375% Notes due October 15, 2018 at 98.567% of their par value pursuant to an indenture, dated as of October 4, 2010 (the Indenture).  Interest on the 8.375% Notes will be paid on April 15 and October 15 of each year, beginning April 15, 2011.  Prior to October 15, 2014, we may redeem the 8.375% Notes in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 8.375% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on October 15, 2014, we may redeem some or all of the 8.375% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to October 15, 2013, we may redeem up to 35% of the 8.375% Notes using the proceeds of certain equity offerings.  Upon certain changes of control, we must offer to purchase the 8.375% Notes at a price equal to 101% of the face amount of the Notes plus accrued and unpaid interest.  The net proceeds from the offering of the 8.375% Notes were used to fund the tender offers for our 6.0% and 8.0% Notes described above.  Concurrent to entering into the Indenture we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 8.375% Notes for registered securities with the SEC by July 1, 2011.  The 8.375% Notes registration became effective on November 23, 2010.

The weighted average interest rate of the 8.375% Notes for the year ended December 31, 2010 was 8.45%.

Interest expense was $5.1 million for the year ended December 31, 2010.

4.875% Convertible Senior Notes, Due 2018 and 3.0% Convertible Senior Notes, Due 2027

Any holder of the 4.875% Notes may surrender all or any portion of their notes for a conversion into our Class A Common Stock at any time. As of December 31, 2010, the conversion price of the 4.875% Notes was $22.37 per share and the number of Class A Common Stock that would be delivered upon conversion was 254,128.  The 4.875% Notes bore cash interest at an annual rate of 4.875% until January 15, 2011 and now bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity.  The principal amount of the 4.875% Notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity.  As of January 15, 2011, no put rights were exercised for the 4.875% Notes and the put right expired.

Upon certain conditions, the 3.0% Notes are convertible into cash and, in certain circumstances, shares of Class A Common Stock at any time on or before November 15, 2026.  Holders of the 3.0% Notes will have the right on May 15, 2017 and May 15, 2022, or any other such date to be determined by us at a repurchase price payable in cash equal to the aggregate principal amount plus accrued and unpaid interest (including contingent cash interest), if any, through the repurchase date. As of December 31, 2010, the conversion price of the 3.0% Notes was $18.99 per share and the number of Class A Common Stock that would be delivered upon conversion was 284,360.

During 2008, we redeemed, on the open market, $6.5 million of the 4.875% Notes.  We recorded a $2.8 million gain on extinguishment of debt related to this redemption for the year ended December 31, 2008.

During 2009, we commenced tender offers at 98% of the face value of the Notes and purchased $266.6 million and $106.5 million of the 3.0% Notes and 4.875% Notes, respectively.  Additionally, during 2009, we redeemed, on the open market, $50.7 million of the 3.0% Notes.  We recorded $18.9 million and $0.2 million gain from extinguishment on the 3.0% Notes and 4.875% Notes, respectively for the year ended December 31, 2009.

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

The weighted average interest rate for the 4.875% Notes was 4.875% for the year ended December 31, 2009.  The effective interest rate on the liability portion of the 3.0% Notes at December 31, 2009 was 6.35%.

Interest expense for the 4.875% Notes was $1.0 million, $6.2 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Interest expense for the 3.0% Notes was $0.5 million, $15.5 million and $20.5 million, respectively.

Cunningham Bank Credit Facility

Cunningham, one of our consolidated VIEs, holds a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse.  On June 5, 2009, the administrative agent under Cunningham’s bank credit facility declared an event of default under the facility for failure to timely deliver certain annual financial statements as required.  As of such date, a rate of interest of LIBOR plus 5.0%, which rate includes a 2.0% default rate of interest, was instituted on all outstanding borrowings under the Cunningham bank credit facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham bank credit facility was extended to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham bank credit facility was further extended to October 30, 2009. The extension required that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  To avoid any potential bankruptcy of Cunningham, the lenders under Cunningham’s existing credit facility indicated their willingness to replace such credit facility with a new credit facility, which was conditioned upon Cunningham’s demonstration that it can repay the outstanding principal balance due under the facility within three years maturing on October 1, 2012.  The interest rate of the new credit facility is LIBOR plus 4.5% with a 2.0% floor.  As a result, Cunningham asked us to restructure certain of its arrangements with us, including the LMAs.  See Note 11. Related Person Transactions for more information.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of December 31, 2010, Cunningham was the sole material third party licensee as defined in our Bank Credit Agreement.  A default by a material third-party licensee including a default caused by insolvency would cause an event of default under our Bank Credit Agreement.

For the years ended December 31, 2010, 2009 and 2008, the interest expense relating to Cunningham’s term loan facility was $1.7 million, $1.8 million and $2.0 million, respectively.

Other Operating Divisions Segment Debt

Other operating divisions segment debt includes the debt of our consolidated subsidiaries with non-broadcast related operations.  This debt is non-recourse.  Interest is paid on this debt at rates typically ranging from LIBOR plus 2.75% to a fixed 6.11% during 2010.  During 2010, 2009 and 2008, interest expense on this debt was $4.3 million, $3.8 million and $1.0 million, respectively.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Bank Credit Agreement, Term Loan B	$270,000	$330,000
Cunningham Term Loan Facility (non-recourse)	21,933	32,900
8.0% Senior Subordinated Notes, due 2012	—	224,663
6.0% Convertible Debentures, due 2012	70,035	134,121
9.25% Senior Secured Second Lien Notes, due 2017	500,000	500,000
4.875% Convertible Senior Notes, due 2018	5,685	37,016
8.375% Senior Unsecured Notes, due 2018	250,000	—
3.0% Convertible Senior Notes, due 2027	5,400	27,667
Capital leases	43,689	43,592
Other operating divisions segment debt (all non-recourse)	48,000	37,756
	1,214,742	1,367,715
Plus: Premium on 8.0% Senior Subordinated Notes, due 2012	—	2,734
Less: Discount on Bank Credit Agreement, Term Loan B	(5,648)	(6,449)
Less: Discount on 6.0% Convertible Debentures, due 2012	(4,015)	(11,639)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	(12,276)	(13,481)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(3,507)	—
Less: Discount on 3.0% Convertible Notes, due 2027	—	(284)
Less: Current portion	(19,556)	(40,632)
	$1,169,740	$1,297,964

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2010 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2011	$18,713	$4,946	$23,659
2012	113,078	5,090	118,168
2013	4,134	5,218	9,352
2014	17,243	5,359	22,602
2015	256,800	5,406	262,206
2016 and thereafter	762,544	59,418	821,962
Total minimum payments	1,172,512	85,437	1,257,949
Less: Discount on Term Loan B	(5,648)	—	(5,648)
Less: Discount on 6.0% Convertible Debentures, due 2012	(4,015)	—	(4,015)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	(12,276)	—	(12,276)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(3,507)	—	(3,507)
Less: Amount representing interest	(1,459)	(41,748)	(43,207)
	$1,145,607	$43,689	$1,189,296

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2010, our broadcast segment had 28 capital leases with non-affiliates, including 26 tower leases and two building leases; our other operating divisions segment had 2 capital equipment leases and corporate has one building lease.  All of our tower leases will expire within the next 22 years and the building lease will expire within the next 7 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 11. Related Person Transactions.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009 and expires March 8, 2012.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity.

6.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2010 were as follows (in thousands):

2011	$68,301
2012	17,776
2013	10,477
2014	1,215
2015 and thereafter	125
Total	97,894
Less: Current portion	(68,301)
Long-term portion of program contracts payable	$29,593

Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $18.5 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating $88.5 million as of December 31, 2010.

We perform a net realizable value calculation quarterly for each of our program contract costs in accordance with FASB guidance on Financial Reporting for Broadcasters.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded in amortization of program contract costs and net realizable value adjustments in the consolidated statements of operations.

7.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2010 and 2009, 2,370,040 and 2,000,000, respectively, Class B Common Stock shares were converted into Class A Common Stock shares.

Our Bank Credit Agreement and some of our subordinated debt instruments have restrictions on our ability to pay dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $40.0 million in unrestricted annual cash payments including but not limited to dividends.  Under the indentures governing the 9.25% Notes and 8.375% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

·                  no event of default then exists under the indenture or certain other specified agreements relating to our indebtedness; and

·                  after taking into account the dividends payment, we are within certain restricted payment requirements contained in the indenture.

In addition, under certain of our debt instruments, the payment of dividends is not permissible during a default thereunder.

No dividend payments were made in 2009.  In November 2010, our Board of Directors declared a $0.43 per share common stock dividend.  The dividend was paid on December 15, 2010 to holders of record on December 1, 2010.  In February 2011, our Board of Directors reinstated our dividend policy, declaring a quarterly common stock dividend of $0.12 per share.

On February 5, 2008, our Board of Directors renewed its authorization to repurchase up to $150.0 million of the Class A Common Stock on the open market or through private transactions.  During 2009, we repurchased approximately 1.5 million shares of Class A Common Stock for approximately $1.5 million on the open market, including transaction cost.  We did not repurchase any shares of Class A Common Stock during 2010.

8.              DERIVATIVE INSTRUMENTS:

We enter into derivative instruments primarily to reduce the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.

In February 2008, the counterparty to our then existing interest rate swap agreements, elected to change the termination dates of the $180.0 million and $120.0 million swaps from March 15, 2012 to March 25, 2008 and March 26, 2008, respectively.  We received a termination fee of $3.2 million from the counterparty for the early termination of the $120.0 million swap.  After the removal of the related $2.4 million derivative asset from our consolidated balance sheet, the resulting $0.8 million, along with $0.2 million of interest was recorded in gain from derivative instruments in the consolidated statements of operations.  We received a termination fee of $4.8 million from the counterparty for the early termination of the $180.0 million swap.  The carrying value of the underlying debt was adjusted to reflect the $4.8 million termination fee and that amount was treated as a premium on the underlying debt that was being hedged and is amortized over its remaining life as a reduction to interest expense.  The total termination fees received of $8.0 million are included in the cash flows from financing activities section of the consolidated statement of cash flows for the year ended December 31, 2008.

As of December 31, 2010, we have embedded derivatives related to contingent cash interest features in our 4.875% Notes and 3.0% Notes, which had negligible fair values.

9.              INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Provision (benefit) for income taxes - continuing operations	$40,226	$(32,512)	$(121,363)
Provision for income taxes - discontinued operations	77	350	358
	$40,303	$(32,162)	$(121,005)
Current:
Federal	$1,263	$(7,882)	$76
State	596	669	(4)
	1,859	(7,213)	72
Deferred:
Federal	37,010	(25,598)	(115,587)
State	1,434	649	(5,490)
	38,444	(24,949)	(121,077)
	$40,303	$(32,162)	$(121,005)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2010	2009	2008
Federal income tax (benefit) provision at statutory rate	35.0%	(35.0)%	(35.0)%
Adjustments-
State income taxes, net of federal effect	1.5%	(0.3)%	(1.3)%
Non-deductible expense items	(0.1)%	18.0%	3.9%
Basis in subsidiaries stock	(2.1)%	(2.3)%	—%
Other	0.1%	0.3%	(0.6)%
Provision (benefit) for income taxes	34.4%	(19.3)%	(33.0)%

The non-deductible expense items include the tax effect of $27.9 million and $5.4 million of non-deductible goodwill impairment for the years ended December 31, 2009 and 2008, respectively, and $0.1 million, $2.0 million and $8.3 million of non-deductible FCC license impairment for the years ended December 31, 2010, 2009 and 2008, respectively.

We recorded a deferred tax benefit of $2.5 million and $3.8 million during the years ended December 31, 2010 and 2009, respectively, related to the recovery of historical losses attributable to the basis in stock of certain subsidiaries.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Current and Long-Term Deferred Tax Assets:
Net operating losses:
Federal	$4,063	$17,430
State	83,229	81,578
Broadcast licenses	24,782	31,725
Intangibles	8,669	11,774
Other	32,235	33,093
	152,978	175,600
Valuation allowance for deferred tax assets	(77,559)	(76,834)
Total deferred tax assets	$75,419	$98,766

Current and Long-Term Deferred Tax Liabilities:
Broadcast licenses	$(9,199)	$(9,814)
Intangibles	(191,658)	(173,836)
Property and equipment, net	(19,019)	(24,424)
Contingent interest obligations	(52,212)	(51,044)
Other	(4,008)	(1,898)
Total deferred tax liabilities	(276,096)	(261,016)
Net tax liabilities	$(200,677)	$(162,250)

Our remaining federal and state net operating losses will expire during various years from 2011 to 2030.

We establish valuation allowances in accordance with the guidance related to accounting for income taxes.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates used to manage our underlying businesses. A valuation allowance has been provided for deferred tax assets based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2010, we increased our valuation allowance by $0.7 million.  The change in valuation allowance was primarily due to state net operating losses.  During the year ended December 31, 2009, we decreased our valuation allowances by $8.0 million.  The change in valuation allowance was primarily due to the removal of the fully valued federal net operating losses related to the closure of a subsidiary.

As of December 31, 2010 and 2009, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2010	2009	2008
Balance at January 1,	$26,148	$26,088	$27,972
(Reductions) increases related to prior years tax position	(210)	146	(1,017)
Increases related to current year tax positions	187	104	167
Reductions related to settlements with taxing authorities	—	(76)	(501)
Reductions related to expiration of the applicable statute of limitations	—	(114)	(533)
Balance at December 31,	$26,125	$26,148	$26,088

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.0 million, $1.1 million and $1.4 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2010, 2009 and 2008, respectively.

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

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2007 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2007 federal and state tax returns may also be subject to examination.  In addition, our 2006 and 2007 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various statutes of limitations could expire by December 31, 2011.  We do not expect such expirations, if any, would significantly change our unrecognized tax benefits over the next twelve months.

10.             COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Various parties have filed petitions to deny our applications for the following stations’ license renewals:  WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina, WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV and WICD-TV in Springfield/Champaign, Illinois and WCGV-TV and WVTV-TV in Milwaukee, Wisconsin.  The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 15 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2010, 2009 and 2008 was approximately $3.7 million, $4.1 million and $4.3 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2011	$3,854
2012	3,615
2013	3,304
2014	3,199
2015	2,550
2016 and thereafter	6,246
$22,768

We had no material outstanding letters of credit as of December 31, 2010.

Network Affiliation Agreements and Program Service Arrangements

Our 58 television stations that we own and operate, or to which we provide programming services or sales services, are affiliated as follows: FOX (20 stations); MyNetworkTV (16 stations; not a network affiliation, however is branded as such); ABC (9 stations); The CW (10 stations); CBS (2 stations) and NBC (1 station).  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with TheCoolTV, the Country Network, MyNetworkTV, This TV and Estrella TV.

The non-renewal or termination of any of our other network affiliation agreements or program service arrangements would prevent us from being able to carry applicable programming.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements or program service arrangements, we would be required to establish a new affiliation agreement or program service arrangement with another party or operate as an independent station.  At such time and if applicable, the remaining value of a network affiliation asset could become impaired and we would be required to write down the value of the asset to its estimated fair value.  As of December 31, 2010, the net book value of network affiliation assets was $113.0 million.

On February 9, 2009, MyNetworkTV announced that it was moving to a new program services model pursuant to which it would obtain for its affiliates popular programming that has previously aired on other networks, rather than continuing to provide first-run programming as is generally the case in a typical network model.  MyNetworkTV advised us that in connection with this change to what it refers to as a “hybrid” model, it believes it had the right to terminate all of its existing affiliate agreements and negotiate new agreements for this programming service with the television stations that have been MyNetworkTV affiliates.  On March 3, 2009, we received notice from MyNetworkTV claiming that it had ceased to exist as a network and therefore, was terminating each of our affiliation agreements effective September 26, 2009.  On March 25, 2009, each of our subsidiaries that owned or operated stations which were affiliated with MyNetworkTV entered into an agreement, effective September 28, 2009 with a party related to MyNetworkTV to provide such stations with programming during the following year for the time periods previously programmed by MyNetworkTV, excluding programming for Saturday night.  This programming agreement is accounted for as a station barter arrangement.  The amortization related to our network affiliation intangible assets associated with MyNetworkTV stations was accelerated during 2009, resulting in zero asset balances remaining as of September 30, 2009.  On January 24, 2011, our MyNetworkTV program service arrangement was extended until the fall of 2014.  The program service arrangement gives us the ability to exercise early cancellation options beginning in 2012.

On October 30, 2009, our affiliation agreements of the stations owned, programmed and/or to which we provide services that are affiliated with the CW were extended for an additional year to August 31, 2011.

On February 12, 2010, we entered into a network affiliation agreement with The CW, expiring on August 31, 2011.  Effective April 26, 2010 KMYS-TV in San Antonio, Texas switched from MyNetworkTV to the CW.

On March 25, 2010, we agreed to terms on a renewal of the ABC network affiliation agreements, expiring August 31, 2015.  Pursuant to the terms we are required to pay fees to ABC for network programming.

On December 21, 2010, we entered into a renewal of our FOX affiliation agreements, expiring December 31, 2012.  Pursuant to the terms we are required to pay fees to FOX for network programming.

Changes in the Rules on Television Ownership and Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

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

The following paragraphs discuss various proceedings relevant to our LMAs.

In 1999, the FCC established a new local television ownership rule.  LMAs fell under this rule, however the rule grandfathered LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  For LMAs executed on or after November 5, 1996, the FCC required compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 rules in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), resulting in the exclusion of post-November 5, 1996 LMAs from the 1999 rules.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and sent the rule back to the FCC for further refinement.

In 2003, the FCC revised its ownership rules, including the local television ownership rule; however the U. S. Court of Appeals for the Third Circuit (Third Circuit) did not enable the 2003 rules to become effective and sent the 2003 rules back to the FCC for further refinement.  Due to the court decisions, the FCC concluded the 1999 rules could not be justified as necessary in the public interest and as a result, we took the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.

In July 2006, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision.  In January 2008, the FCC released an order containing ownership rules that re-adopted the 1999 rules.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the 1999 rules.  Those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) and in November 2008, transferred by the Ninth Circuit to the Third Circuit where the proceedings are still pending.

On November 15, 1999, we entered into an agreement to acquire WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  Since none of the FCC rule changes ever became effective, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of, at that time, the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications and denied the Rainbow/PUSH petition due to the abovementioned 2003 Third Circuit decision.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.  On February 8, 2008, we filed a petition with the D.C. Circuit requesting that the Court direct the FCC to act on our applications and cease its use of the 1999 rules.  In July 2008, the D.C. Circuit transferred the case to the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision; however, it was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated and sent our petition seeking final FCC action on our applications to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to our proceeding to dismiss our petition seeking final FCC action on our applications.

11.             RELATED PERSON TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $4.5 million, $4.7 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in the Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $1.7 million, $3.0 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008.  We received $0.5 million for each of the years ended December 31, 2010, 2009 and 2008 from Bay TV for certain equipment leases which expired on November 1, 2010.

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Capital lease for building, interest at 7.93%	$520	$1,312
Capital lease for building, interest at 8.54%	9,273	10,025
Capital leases for broadcasting tower facilities, interest at 9.0%	1,975	4,033
Capital leases for broadcasting tower facilities, interest at 10.5%	5,065	5,074
Liability payable to affiliate for local marketing agreement, interest at 7.69%	4,600	5,913
Capital leases for building and tower, interest at 7.93%	1,336	1,355
	22,769	27,712
Less: Current portion	(3,196)	(2,995)
	$19,573	$24,717

Notes and capital leases payable to affiliates as of December 31, 2010 mature as follows (in thousands):

2011	$5,372
2012	4,931
2013	5,028
2014	3,406
2015	3,371
2016 and thereafter	12,827
Total minimum payments due	34,935
Less: Amount representing interest	(12,166)
$22,769

Cunningham Broadcasting Corporation.  We have options from trusts established by Carolyn C. Smith, a parent of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham) or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  As of December 31, 2010 Cunningham was the owner-operator and FCC licensee of: WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; and WTTE-TV, Columbus, Ohio.  In 2011, Cunningham acquired WDBB-TV, in Birmingham, Alabama.

In addition to the option agreement, we entered into five-year LMA agreements (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV and WTTE-TV.  In February 2011, we entered into a LMA agreement for WDBB-TV.

On October 28, 2009 we entered into amendments and /or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to television stations owned by Cunningham (Cunningham stations).  Such amendments and/or restatements were effective at the expiration of the tender offers for the 3.0% Notes and 4.875% Notes on November 5, 2009.

In consideration of the new terms of the LMAs and other agreements and the extension options, beginning on January 1, 2010 and ending on July 1, 2012, we are obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts will be used to pay off Cunningham’s bank credit facility and which amounts will be credited toward the purchase price for each Cunningham Station.  An additional $3.9 million will be paid in two installments on July 1, 2012 and October 1, 2012 as an additional LMA fee.  The aggregate purchase price of the television stations, $78.5 million pursuant to certain acquisition or merger agreements, will be decreased by each payment made by us to Cunningham up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million.

We continue to reimburse Cunningham for 100% of its operating costs. In addition, we continue to pay Cunningham a monthly payment of $50,000 through December 2012.  In accordance with the effective date of the abovementioned agreements, the $50,000 monthly payment no longer reduces the option exercise price.

We made payments to Cunningham under these LMA and other agreements of $17.3 million, $6.5 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  For the year ended December 31, 2010, 2009 and 2008, Cunningham’s stations provided us with approximately $94.3 million, $80.4 million and $90.0 million, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licenses.  As of December 31, 2010, Cunningham was the sole material third-party licensee.  The amended or restated LMAs and option agreements have been approved pursuant to our related person transaction policy.

Cunningham accounts for income taxes and deferred taxes using the separate return method and those amounts are consolidated into our income taxes and deferred taxes, which are also calculated using the separate return method.  For the years ended December 31, 2010, 2009 and 2008, Cunningham’s benefit for income taxes was $0.9 million, $0.9 million and $1.3 million, respectively.  As of December 31, 2010 and 2009, Cunningham’s deferred tax liabilities were $0.5 million and $0.3 million, respectively.  There were no deferred tax assets as of December 31, 2010 and 2009.

In fourth quarter 2010, the FCC approved Cunningham’s acquisition of WDBB-TV license assets.  In February 2011, Cunningham acquired the license assets and we will continue to operate WDBB pursuant to a LMA..

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.3 million, $0.3 million and $0.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.  We paid $0.8 million, $0.4 million and $0.9 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2010, 2009 and 2008, respectively.

Allegiance Capital Limited Partnership.  In August 1999, we made an investment in Allegiance Capital Limited Partnership (Allegiance), a small business investment company.  Our controlling shareholders and our Executive Vice President/Chief Financial Officer are also investors in Allegiance.  Allegiance Capital Management Corporation (ACMC) is the general partner.  An employee of ours is a non-controlling shareholder of ACMC.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately less than $0.1 million and which is paid by the limited partners.  We did not make any contributions into Allegiance during 2010 or 2009. Allegiance did not make any distributions to us during 2010 or 2009.  As of December 31, 2010, our remaining unfunded commitment was $5.3 million.

Thomas & Libowitz, P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.5 million, $1.7 million and $1.0 million to Thomas & Libowitz during 2010, 2009 and 2008, respectively.  During 2007, Steven A. Thomas received, in lieu of cash payment for certain legal fees, an ownership percentage in two of our real estate investments and one of our private equity investments.  The fair value of the three ownership interests was $0.1 million as of the dates the investments were made.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred less than $0.1 million during the years ended December 31, 2010 and 2009, and $0.1 million during the year ended December 31, 2008 related to these arrangements.

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

12.             EARNINGS (LOSS) PER SHARE:

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Income (loss) (Numerator)
Income (loss) from continuing operations	$75,625	$(137,948)	$(248,522)
Income impact of assumed conversion of the 4.875% Notes, net of taxes	166	—	—
Income impact of assumed conversion of the 6.0% Notes, net of taxes	2,521	—	—
Net loss attributable to noncontrolling interests included in continuing operations	1,100	2,335	2,133
Numerator for diluted earnings (loss) per common share from continuing operations available to common shareholders	79,412	(135,613)	(246,389)
Loss from discontinued operations, net of taxes	(577)	(81)	(141)
Numerator for diluted earnings (loss) available to common shareholders	$78,835	$(135,694)	$(246,530)

Shares (Denominator)
Weighted-average common shares outstanding	80,245	79,981	85,794
Dilutive effect of stock-settled appreciation rights	37	—	—
Dilutive effect of 4.875% Notes	254	—	—
Dilutive effect of 6.0% Notes	3,070	—	—
Weighted-average common and common equivalent shares outstanding	83,606	79,981	85,794

Potentially dilutive securities representing 1.4 million, 9.9 million and 30.9 million shares of common stock for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive.  The decrease in 2010 compared to 2009 of potentially dilutive securities is primarily related to the partial redemption of our 3.0% Notes and the inclusion of the 4.875% Notes and 6.0% Notes in dilutive earnings (loss) per share.  The decrease in 2009 compared to 2008 of potentially dilutive securities is primarily related to the partial redemption of our 3.0% and 4.875% Notes.  The net income (loss) per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

13.             SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our 2010 other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures.  In addition to the revenues noted in 2010, in 2009 and 2008, our other operating divisions segment earned revenues from information technology staffing, consulting and software development and transmitter manufacturing.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  In 2010, in conjunction with our debt restructurings, we re-examined our corporate overhead cost allocation methodologies and made applicable changes to the way we allocate costs resulting in greater overhead absorption by the broadcast segment.  This allocation change resulted in approximately $14.5 million in more corporate general and administrative expenses allocated to the broadcast segment for the year ended December 31, 2010, than what would have been allocated pursuant to prior year’s methodology.  We had approximately $167.3 million and $161.9 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of December 31, 2010 and 2009, respectively.  We had $19.3 million, $22.9 million and $9.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the years ended December 31, 2010, 2009 and 2008, respectively.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2010, 2009 and 2008 (in thousands):

For the year ended December 31, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$730,588	$36,598	$—	$767,186
Depreciation of property and equipment	33,260	1,291	1,756	36,307
Amortization of definite-lived intangible assets	15,974	2,860	—	18,834
Amortization of program contract costs and net realizable value adjustments	60,862	—	—	60,862
Impairment of goodwill, intangible and other assets	4,803	—	—	4,803
General and administrative overhead expenses	23,685	918	2,197	26,800
Operating income (loss)	243,839	478	(3,960)	240,357
Interest expense	—	1,943	114,103	116,046
Loss from equity and cost method investments	—	(4,861)	—	(4,861)
Goodwill	656,629	3,388	—	660,017
Assets	1,232,332	242,033	11,559	1,485,924
Capital expenditures	9,859	1,835	—	11,694

For the year ended December 31, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$612,758	$43,719	$—	$656,477
Depreciation of property and equipment	39,982	1,035	1,875	42,892
Amortization of definite-lived intangible assets	20,228	2,127	—	22,355
Amortization of program contract costs and net realizable value adjustments	73,087	—	—	73,087
Impairment of goodwill, intangible and other assets	249,556	—	243	249,799
General and administrative overhead expenses	8,607	1,039	15,986	25,632
Operating loss	(86,885)	(5,969)	(18,376)	(111,230)
Interest expense	—	1,472	78,549	80,021
Income from equity and cost method investments	—	354	—	354
Goodwill	656,629	3,388	—	660,017
Assets	1,357,826	226,557	5,646	1,590,029
Capital expenditures	5,724	1,927	42	7,693

For the year ended December 31, 2008	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$699,040	$55,434	$—	$754,474
Depreciation of property and equipment	41,947	844	1,974	44,765
Amortization of definite-lived intangible assets	17,063	1,277	—	18,340
Amortization of program contract costs and net realizable value adjustments	84,422	—	—	84,422
Impairment of goodwill and broadcast licenses	462,261	1,626	—	463,887
General and administrative overhead expenses	7,288	1,274	17,723	26,285
Operating loss	(258,889)	(9,456)	(20,114)	(288,459)
Interest expense	—	1,025	86,609	87,634
Loss from equity and cost method investments	—	(2,703)	—	(2,703)

14.             FAIR VALUE MEASUREMENTS:

Accounting guidance provides for valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  A fair value hierarchy using three broad levels prioritizes the inputs to valuation techniques used to measure fair value.  The following is a brief description of those three levels:

·                  Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

·                  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

·                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of December 31, 2010 and 2009 were as follows (in thousands):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
8.0% Notes	$—	$—	$225,488	$220,731
6.0% Notes	66,019	70,385	122,482	111,991
4.875% Notes	5,685	5,685	37,016	36,091
3.0% Notes	5,400	5,400	27,383	27,044
8.375% Notes	246,493	258,750	—	—
9.25% Notes	487,724	544,690	486,519	518,125
Term Loan B	264,352	273,240	323,551	314,306
Cunningham Bank Credit Facility	21,933	22,452	32,900	32,900
Active program contracts payable	97,894	89,145	140,443	124,951
Future program liabilities (a)	88,510	72,823	70,038	56,202
Total fair value	$1,284,010	$1,342,570	$1,465,820	$1,442,341

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.

Our notes, except the 3.0% and 4.875% Notes are fair valued using Level 1 hierarchy inputs described above.  The carrying value of our 3.0% and 4.875% Notes approximates their fair value.  Our Term Loan B and Cunningham’s bank credit facility are fair valued using Level 2 hierarchy inputs described above.

Our estimates of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants return and risk applicable to program contracts.

15.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), was the primary obligor under the Bank Credit Agreement, and the 8.0% Notes as of December 31, 2009.  STG is the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes and was the primary obligor under the 8.0% Notes until they were fully redeemed in 2010.  Our Class A Common Stock, Class B Common Stock, the 6.0% Notes, the 4.875% Notes and the 3.0% Notes remain obligations or securities of SBG and are not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of December 31, 2010 our consolidated total debt of $1,212.1 million included $1,050.6 million of debt related to STG and its subsidiaries of which SBG guaranteed $998.6 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,071	$1,022	$15,881	$—	$21,974
Restricted cash - current	—	5,058	—	—	—	5,058
Accounts and other receivables	43	99	115,615	5,765	(151)	121,371
Other current assets	1,477	5,492	46,231	2,962	(284)	55,878
Total current assets	1,520	15,720	162,868	24,608	(435)	204,281

Property and equipment, net	9,856	2,669	169,260	97,219	(6,773)	272,231

Investment in consolidated subsidiaries	—	609,737	—	—	(609,737)	—
Restricted cash — long term	—	—	223	—	—	223
Other long-term assets	79,184	318,137	10,207	89,956	(380,339)	117,145
Total other long-term assets	79,184	927,874	10,430	89,956	(990,076)	117,368

Acquired intangible assets	—	—	829,884	64,694	(2,534)	892,044

Total assets	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

Accounts payable and accrued liabilities	$512	$19,733	$46,734	$8,110	$(1,066)	$74,023
Current portion of long-term debt	363	3,300	391	15,502	—	19,556
Current portion of affiliate long-term debt	870	—	2,326	113	(113)	3,196
Other current liabilities	—	—	70,428	693	—	71,121
Total current liabilities	1,745	23,033	119,879	24,418	(1,179)	167,896

Long-term debt	79,091	995,269	38,098	57,282	—	1,169,740
Affiliate long-term debt	8,403	—	11,170	224,207	(224,207)	19,573
Dividends in excess of investment in consolidated subsidiaries	122,994	—	—	—	(122,994)	—
Other liabilities	43,750	1,709	394,192	47,154	(201,008)	285,797
Total liabilities	255,983	1,020,011	563,339	353,061	(549,388)	1,643,006

Common stock	804	—	10	282	(292)	804
Additional paid-in capital	609,640	123,695	445,577	78,637	(647,909)	609,640
Accumulated (deficit) earnings	(771,953)	(195,049)	165,316	(154,656)	184,389	(771,953)
Accumulated other comprehensive loss	(3,914)	(2,394)	(1,800)	(847)	5,041	(3,914)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(165,423)	(73,748)	609,103	(76,584)	(458,771)	(165,423)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	8,341	8,341
Total liabilities and equity (deficit)	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$10,364	$217	$12,643	$—	$23,224
Restricted cash - current	—	27,667	—	—	—	27,667
Accounts and other receivables	232	6,014	110,733	4,045	(6,090)	114,934
Other current assets	639	2,558	54,546	2,513	(283)	59,973
Total current assets	871	46,603	165,496	19,201	(6,373)	225,798

Property and equipment, net	11,597	2,135	194,139	95,437	(7,081)	296,227

Investment in consolidated subsidiaries	—	691,578	—	—	(691,578)	—
Restricted cash — long term	—	36,732	484	—	—	37,216
Other long-term assets	62,183	273,806	26,272	58,342	(295,225)	125,378
Total other long-term assets	62,183	1,002,116	26,756	58,342	(986,803)	162,594

Acquired intangible assets	—	—	838,998	57,512	8,900	905,410

Total assets	$74,651	$1,050,854	$1,225,389	$230,492	$(991,357)	$1,590,029

Accounts payable and accrued liabilities	$2,886	$20,742	$32,200	$19,373	$(10,932)	$64,269
Current portion of long-term debt	27,695	—	289	12,648	—	40,632
Current portion of affiliate long-term debt	753	—	2,242	136	(136)	2,995
Other current liabilities	—	—	94,229	576	—	94,805
Total current liabilities	31,334	20,742	128,960	32,733	(11,068)	202,701

Long-term debt	161,848	1,037,467	37,747	60,902	—	1,297,964
Affiliate long-term debt	9,272	—	15,445	192,097	(192,097)	24,717
Dividends in excess of investment in consolidated subsidiaries	59,402	—	—	—	(59,402)	—
Other liabilities	24,745	1,979	352,567	37,148	(149,570)	266,869
Total liabilities	286,601	1,060,188	534,719	322,880	(412,137)	1,792,251

Common stock	799	—	10	282	(292)	799
Additional paid-in capital	605,340	279,664	670,863	41,824	(992,351)	605,340
Accumulated (deficit) earnings	(813,876)	(286,414)	21,904	(131,677)	396,187	(813,876)
Accumulated other comprehensive loss	(4,213)	(2,584)	(2,107)	(2,817)	7,508	(4,213)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(211,950)	(9,334)	690,670	(92,388)	(588,948)	(211,950)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	9,728	9,728
Total liabilities and equity (deficit)	$74,651	$1,050,854	$1,225,389	$230,492	$(991,357)	$1,590,029

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$731,756	$45,351	$(9,921)	$767,186

Program and production	—	893	161,746	369	(8,875)	154,133
Selling, general and administrative	2,205	23,530	125,106	3,597	(547)	153,891
Depreciation, amortization and other operating expenses	1,756	518	179,345	37,022	164	218,805
Total operating expenses	3,961	24,941	466,197	40,988	(9,258)	526,829

Operating (loss) income	(3,961)	(24,941)	265,559	4,363	(663)	240,357

Equity in earnings of consolidated subsidiaries	85,974	136,815	—	—	(222,789)	—
Interest expense	(13,611)	(95,089)	(5,204)	(22,334)	20,192	(116,046)
Other income (expense)	1,666	33,389	(36,048)	(7,026)	(441)	(8,460)
Total other income (expense)	74,029	75,115	(41,252)	(29,360)	(203,038)	(124,506)

Income tax benefit (provision)	6,080	31,654	(84,073)	6,113	—	(40,226)
Loss from discontinued operations, net of taxes	—	(577)	—	—	—	(577)
Net income (loss)	76,148	81,251	140,234	(18,884)	(203,701)	75,048
Net loss attributable to the noncontrolling interest	—	—	—	—	1,100	1,100
Net income (loss) attributable to Sinclair Broadcast Group	$76,148	$81,251	$140,234	$(18,884)	$(202,601)	$76,148

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$613,875	$52,278	$(9,676)	$656,477

Program and production	—	721	149,528	480	(8,314)	142,415
Selling, general and administrative	16,249	8,701	119,779	4,334	(598)	148,465
Depreciation, amortization and other operating expenses	17,893	541	427,559	38,250	(7,416)	476,827
Total operating expenses	34,142	9,963	696,866	43,064	(16,328)	767,707

Operating (loss) income	(34,142)	(9,963)	(82,991)	9,214	6,652	(111,230)

Equity in losses of consolidated subsidiaries	(101,049)	(115,681)	—	—	216,730	—
Interest income	844	21,853	—	1,805	(24,443)	59
Interest expense	(36,454)	(35,828)	(5,871)	(27,346)	25,478	(80,021)
Other income (expense)	32,611	23,523	(35,233)	(699)	530	20,732
Total other (expense) income	(104,048)	(106,133)	(41,104)	(26,240)	218,295	(59,230)

Income tax benefit	2,577	7,749	10,421	11,765	—	32,512
Loss from discontinued operations, net of taxes	(81)	—	—	—	—	(81)
Net (loss) income	(135,694)	(108,347)	(113,674)	(5,261)	224,947	(138,029)
Net loss attributable to the noncontrolling interest	—	—	—	—	2,335	2,335
Net (loss) income attributable to Sinclair Broadcast Group	$(135,694)	$(108,347)	$(113,674)	$(5,261)	$227,282	$(135,694)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$701,455	$65,970	$(12,951)	$754,474

Program and production	—	1,002	167,043	219	(9,299)	158,965
Selling, general and administrative	18,147	6,429	133,650	4,631	(430)	162,427
Depreciation, amortization and other operating expenses	1,974	582	614,451	98,822	5,712	721,541
Total operating expenses	20,121	8,013	915,144	103,672	(4,017)	1,042,933

Operating loss	(20,121)	(8,013)	(213,689)	(37,702)	(8,934)	(288,459)

Equity in losses of consolidated subsidiaries	(187,454)	(172,429)	—	—	359,883	—
Interest income	1,081	8,892	9	1,181	(10,420)	743
Interest expense	(43,754)	(34,374)	(6,885)	(15,098)	12,477	(87,634)
Other income (expense)	21,174	27,134	(39,655)	(1,939)	(1,248)	5,466
Total other expense	(208,953)	(170,777)	(46,531)	(15,856)	360,692	(81,425)

Income tax benefit	15,308	5,195	87,923	12,936	—	121,362
(Loss) income from discontinued operations, net of taxes	(358)	—	217	—	—	(141)
Net loss	(214,124)	(173,595)	(172,080)	(40,622)	351,758	(248,663)
Net loss attributable to the noncontrolling interest	—	—	—	—	2,133	2,133
Net (loss) income attributable to Sinclair Broadcast Group	$(214,124)	$(173,595)	$(172,080)	$(40,622)	$353,891	$(246,530)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(25,213)	$(76,450)	$265,706	$(5,729)	$(3,353)	$154,961
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,686)	(6,173)	(1,835)	—	(11,694)
Purchase of alarm monitoring contracts	—	—	—	(10,106)	—	(10,106)
Decrease in restricted cash	—	59,342	260	—	—	59,602
Distributions from investments	709	—	—	185	—	894
Investments in equity and cost method investees	(2,000)	—	—	(5,224)	—	(7,224)
Proceeds from sale of assets	—	—	110	—	—	110
Loans to affiliates	(136)	—	—	—	—	(136)
Proceeds from loans to affiliates	117	—	—	—	—	117
Proceeds from insurance settlement	—	—	372	—	—	372
Net cash flows (used in) from investing activities	(1,310)	55,656	(5,431)	(16,980)	—	31,935

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	264,068	—	19,862	—	283,930
Repayments of notes payable, commercial bank financing and capital leases	(103,878)	(302,350)	(317)	(20,876)	—	(427,421)
Dividends paid on Class A and Class B Common Stock	(34,557)	—	—	—	332	(34,225)
Payments for deferred financing costs	—	(7,016)	—	(4)	—	(7,020)
Distributions from noncontrolling interests	—	—	—	(287)	—	(287)
Repayments of notes and capital leases to affiliates	(753)	—	(2,370)	—	—	(3,123)
Increase (decrease) in intercompany payables	165,711	60,799	(256,783)	27,252	3,021	—
Net cash flows from (used in) financing activities	26,523	15,501	(259,470)	25,947	3,353	(188,146)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,293)	805	3,238	—	(1,250)
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$5,071	$1,022	$15,881	$—	$21,974

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(56,248)	$(3,833)	$171,883	$(1,364)	$(5,002)	$105,436
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(43)	(1,215)	(4,508)	(1,927)	—	(7,693)
Purchase of alarm monitoring contracts	—	—	—	(12,291)	—	(12,291)
Increase in restricted cash	—	(64,399)	(484)	—	—	(64,883)
Distributions from investments	—	—	—	1,501	—	1,501
Investments in equity and cost method investees	(3,333)	—	—	(7,268)	—	(10,601)
Proceeds from sale of assets	—	—	126	—	—	126
Loans to affiliates	(162)	—	—	—	—	(162)
Proceeds from loans to affiliates	157	—	—	—	—	157
Net cash flows used in investing activities	(3,381)	(65,614)	(4,866)	(19,985)	—	(93,846)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	946,184	—	34,691	—	980,875
Repayments of notes payable, commercial bank financing and capital leases	(378,183)	(536,100)	(447)	(16,836)	—	(931,566)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(5,000)	—	(5,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	(28,278)	—	(537)	—	(28,815)
Contributions to noncontrolling interests	—	—	—	26	—	26
Repayments of notes and capital leases to affiliates	(648)	—	(2,216)	—	—	(2,864)
Increase (decrease) in intercompany payables	456,107	(311,643)	(164,366)	15,055	4,847	—
Net cash flows from (used in) financing activities	59,629	70,163	(167,029)	27,399	5,002	(4,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	716	(12)	6,050	—	6,754
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$10,365	$215	$12,644	$—	$23,224

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(23,968)	$(2,756)	$243,780	$(5,058)	$(227)	$211,771
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(57)	(561)	(22,269)	(2,282)	—	(25,169)
Consolidation of variable interest entity	—	—	—	1,328	—	1,328
Purchase of alarm monitoring contracts	—	—	—	(7,675)	—	(7,675)
Payments for acquisition of television stations	—	(17,123)	—	—	—	(17,123)
Payment for acquisition of other operating divisions companies	—	—	—	(53,487)	—	(53,487)
Distributions from investments	860	—	—	715	—	1,575
Investments in equity and cost method investees	(6,244)	—	—	(35,727)	—	(41,971)
Proceeds from the sale of assets	3	—	196	—	—	199
Loans to affiliates	(178)	—	—	—	—	(178)
Proceeds from loans to affiliates	179	—	—	—	—	179
Net cash flows used in investing activities	(5,437)	(17,684)	(22,073)	(97,128)	—	(142,322)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	257,173	—	17,470	—	274,643
Repayments of notes payable, commercial bank financing and capital leases	(24,778)	(216,608)	(207)	(14,004)	—	(255,597)
Repurchase of Class A Common Stock	(29,836)	—	—	—	—	(29,836)
Dividends paid on Class A and Class B Common Stock	(67,128)	—	—	—	445	(66,683)
Payments for deferred financing costs	—	—	—	(524)	—	(524)
Proceeds from derivative terminations	—	8,001	—	—	—	8,001
Distributions to noncontrolling interest	—	—	—	(637)	—	(637)
Repayments of notes and capital leases to affiliates	(722)	—	(2,604)	—	—	(3,326)
Increase (decrease) in intercompany payables	151,869	(32,955)	(221,268)	102,572	(218)	—
Net cash flows from (used in) financing activities	29,405	15,611	(224,079)	104,877	227	(73,959)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(4,829)	(2,372)	2,691	—	(4,510)
CASH AND CASH EQUIVALENTS, beginning of period	—	14,478	2,599	3,903	—	20,980
CASH AND CASH EQUIVALENTS, end of period	$—	$9,649	$227	$6,594	$—	$16,470

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/10	06/30/10	09/30/10	12/31/10

Total revenues, net	$169,628	$185,551	$186,452	$225,555
Impairment of goodwill, intangible and other assets	$—	$—	$—	$4,803
Loss on extinguishment of debt	$(289)	$(149)	$(3,939)	$(1,889)
Operating income	$46,227	$56,691	$56,095	$81,344
Income from continuing operations	$11,060	$17,020	$14,213	$33,332
Loss from discontinued operations	$(66)	$(68)	$(68)	$(375)
Net income attributable to Sinclair Broadcast Group	$11,520	$17,273	$14,276	$33,079
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.14	$0.22	$0.18	$0.42
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.14	$0.22	$0.18	$0.41
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.14	$0.21	$0.18	$0.41
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.14	$0.21	$0.18	$0.40

	For the Quarter Ended
	03/31/09	06/30/09	09/30/09	12/31/09

Total revenues, net	$154,738	$158,272	$160,127	$183,340
Impairment of goodwill, intangible and other assets	$130,098	$—	$243	$119,458
Gain (loss) on extinguishment of debt	$18,986	$—	$—	$(521)
Operating (loss) income	$(106,707)	$25,824	$35,733	$(66,080)
(Loss) income from continuing operations	$(87,039)	$2,695	$15,855	$(69,459)
(Loss) income from discontinued operations	$(108)	$(109)	$245	$(109)
Net (loss) income attributable to Sinclair Broadcast Group	$(85,655)	$2,783	$14,938	$(67,760)
Basic and diluted (loss) earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$(1.06)	$0.04	$0.18	$(0.85)
Basic and diluted (loss) earnings per common share attributable to Sinclair Broadcast Group	$(1.06)	$0.04	$0.19	$(0.85)

SINCLAIR BROADCAST GROUP, INC.

INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts	S-2

All schedules except the one listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

S-1

SCHEDULE II

SINCLAIR BROADCAST GROUP, INC.

VALUATION ALLOWANCES

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(In thousands)

	Balance at beginning of period	Charges to Cost and Expenses	Charges to other Accounts	Deductions	Balance at end of period
Year ended December 31, 2008
Allowance for doubtful accounts	$3,882	$1,191	$—	$1,746	$3,327
Note receivable reserve	—	3,882	—	—	3,882

Year ended December 31, 2009
Allowance for doubtful accounts	3,327	1,381	—	1,776	2,932
Note receivable reserve	3,882	—	—	—	3,882

Year ended December 31, 2010
Allowance for doubtful accounts	2,932	703	—	393	3,242
Note receivable reserve	3,882	—	—	—	3,882

S-2