Form 10-Q
period 2011-03-31
SINCLAIR BROADCAST GROUP INC
filed 2011-05-06
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of April 29, 2011
Class A Common Stock	52,021,003
Class B Common Stock	28,933,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of March 31, 2011	As of December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,367	$21,695
Current portion of restricted cash	—	5,058
Accounts receivable, net of allowance for doubtful accounts of $3,082 and $3,216, respectively	113,303	120,977
Affiliate receivable	60	88
Current portion of program contract costs	28,381	37,000
Prepaid expenses and other current assets	6,086	5,996
Deferred barter costs	3,718	3,156
Assets held for sale	36,797	35,067
Deferred tax assets	9,658	9,658
Total current assets	321,370	238,695

PROGRAM CONTRACT COSTS, less current portion	7,988	8,729
PROPERTY AND EQUIPMENT, net	270,786	272,221
RESTRICTED CASH, less current portion	223	223
GOODWILL	659,605	659,605
BROADCAST LICENSES	47,002	47,375
DEFINITE-LIVED INTANGIBLE ASSETS, net	146,562	150,738
OTHER ASSETS	117,654	108,338
Total assets	$1,571,190	$1,485,924

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,340	$5,807
Accrued liabilities	81,751	64,645
Income taxes payable	1,884	298
Current portion of notes payable, capital leases and commercial bank financing	87,718	19,556
Current portion of notes and capital leases payable to affiliates	3,083	3,196
Current portion of program contracts payable	55,156	68,301
Deferred barter revenues	3,317	2,522
Liabilities held for sale	25,753	24,660
Total current liabilities	261,002	188,985

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,147,186	1,148,673
Notes payable and capital leases to affiliates, less current portion	18,834	19,573
Program contracts payable, less current portion	27,226	29,593
Deferred tax liabilities	216,248	210,335
Other long-term liabilities	45,273	45,847
Total liabilities	1,715,769	1,643,006

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 51,965,487 and 50,284,052 shares issued and outstanding, respectively	520	503
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 and 30,083,819 shares issued and outstanding, respectively, convertible into Class A Common Stock	289	301
Additional paid-in capital	616,600	609,640
Accumulated deficit	(766,265)	(771,953)
Accumulated other comprehensive loss	(3,873)	(3,914)
Total Sinclair Broadcast Group shareholders’ deficit	(152,729)	(165,423)
Noncontrolling interests	8,150	8,341
Total deficit	(144,579)	(157,082)
Total liabilities and equity (deficit)	$1,571,190	$1,485,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Station broadcast revenues, net of agency commissions	$155,859	$147,922
Revenues realized from station barter arrangements	17,222	14,776
Other operating divisions revenues	6,406	4,767
Total revenues	179,487	167,465
OPERATING EXPENSES:
Station production expenses	42,345	35,918
Station selling, general and administrative expenses	30,562	30,642
Expenses recognized from station barter arrangements	15,727	13,231
Amortization of program contract costs and net realizable value adjustments	12,618	15,914
Other operating divisions expenses	6,503	5,676
Depreciation of property and equipment	8,058	9,621
Corporate general and administrative expenses	8,664	6,577
Amortization of definite-lived intangible assets	4,550	4,259
Total operating expenses	129,027	121,838
Operating income	50,460	45,627
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(28,880)	(28,763)
Loss from extinguishment of debt	(924)	(289)
Income from equity and cost method investments	11	543
Gain on insurance settlement	1,723	—
Other income, net	469	644
Total other expense	(27,601)	(27,865)
Income from continuing operations before income taxes	22,859	17,762
INCOME TAX PROVISION	(8,025)	(6,949)
Income from continuing operations	14,834	10,813
DISCONTINUED OPERATIONS:
Income from discontinued operations, includes income tax provision of $332 and $204, respectively	293	181
NET INCOME	15,127	10,994
Net loss attributable to the noncontrolling interests	152	526
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$15,279	$11,520
Dividends declared per share	$0.12	$—

BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings per share from continuing operations	$0.19	$0.14
Earnings per share from discontinued operations	$—	$—
Earnings per share	$0.19	$0.14
Weighted average common shares outstanding	80,579	79,957
Weighted average common and common equivalent shares outstanding	80,836	79,957

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$15,137	$11,479
Income from discontinued operations, net of tax	142	41
Net income	$15,279	$11,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2010	$503	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)
Dividends declared on Class A and Class B Common Stock	—	—	—	(9,591)	—	—	(9,591)
Class A Common Stock issued pursuant to employee benefit plans	5	—	4,520	—	—	—	4,525
Class B Common Stock converted into Class A Common Stock	12	(12)	—	—	—	—	—
Class A Common Stock sold by variable interest entity	—	—	1,808	—	—	—	1,808
Tax benefit on share based awards	—	—	632	—	—	—	632
Distributions to noncontrolling interest	—	—	—	—	—	(39)	(39)
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	41	—	41
Net income (loss)	—	—	—	15,279	—	(152)	15,127
BALANCE, March 31, 2011	$520	$289	$616,600	$(766,265)	$(3,873)	$8,150	$(144,579)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended March 31,
	2011	2010

Net income	$15,127	$10,994
Amortization of net periodic pension benefit costs, net of taxes	41	72
Comprehensive income	15,168	11,066
Comprehensive loss attributable to the noncontrolling interests	152	526
Comprehensive income attributable to Sinclair Broadcast Group	$15,320	$11,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$15,127	$10,994
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	8,125	9,691
Recognition of deferred revenue	(3,728)	(3,867)
Amortization of definite-lived intangible and other assets	5,195	4,717
Amortization of program contract costs and net realizable value adjustments	12,618	15,914
Deferred tax provision	5,918	6,682
Change in assets and liabilities:
Decrease in accounts receivable, net	7,579	5,392
Decrease in income taxes receivable	—	179
(Increase) decrease in prepaid expenses and other current assets	(139)	672
Increase in other assets	(531)	(841)
Increase in accounts payable and accrued liabilities	17,358	10,845
Increase in income taxes payable	2,218	—
Increase (decrease) in other long-term liabilities	40	(169)
Payments on program contracts payable	(18,771)	(27,399)
Other, net	3,487	3,140
Net cash flows from operating activities	54,496	35,950
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,085)	(1,759)
Purchase of alarm monitoring contracts	(1,755)	(1,199)
Decrease in restricted cash	5,058	26,556
Dividends and distributions from equity and cost method investees	832	41
Investments in equity and cost method investees	(8,064)	(2,972)
Proceeds from insurance settlement	1,736	—
Proceeds from the sale of assets	26	—
Loans to affiliates	(61)	(33)
Proceeds from loans to affiliates	89	46
Net cash flows (used in) from investing activities	(8,224)	20,680
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	128,333	4,845
Repayments of notes payable, commercial bank financing and capital leases	(61,714)	(30,427)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.6 million and $0 million, respectively	1,737	—
Dividends paid on Class A and Class B Common Stock	(9,591)	—
Payments for deferred financing costs	(4,282)	(1,221)
Proceeds from Class A Common Stock sold by variable interest entity	1,808	—
Noncontrolling interests distributions	(39)	—
Repayments of notes and capital leases to affiliates	(852)	(717)
Net cash flows from (used in) financing activities	55,400	(27,520)
NET INCREASE IN CASH AND CASH EQUIVALENTS	101,672	29,110
CASH AND CASH EQUIVALENTS, beginning of period	21,695	23,224
CASH AND CASH EQUIVALENTS, end of period	$123,367	$52,334

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

Discontinued Operations

It is our intent to divest Alarm Funding Associates, LLC (Alarm Funding).  In accordance with the Financial Accounting Standards Board (FASB), we reported the financial position and results of operations of Alarm Funding as assets and liabilities held for sale in the accompanying consolidated balance sheets and income from discontinued operations in the consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of Alarm Funding are not included in our consolidated results of operations from continuing operations for the three months ended March 31, 2011 and 2010.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2011 and 2010 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

We have entered into Local Marketing Agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of March 31, 2011.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire the Federal Communications Commission (FCC) licenses are pending approval.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 5, Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010 are net revenues of $23.3 million and $22.0 million, respectively, that relate to LMAs with Cunningham.

We have outsourcing agreements with other license owners, which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owner based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  For the same reasons noted above regarding our LMAs, we have determined that the outsourced license station assets are VIEs and we are the primary beneficiary.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets were as follows (in thousands):

	As of March 31, 2011	As of December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,996	$5,319
Income taxes receivable	6	—
Current portion of program contract costs	379	480
Prepaid expenses and other current assets	124	105
Total current asset	7,505	5,904

PROGRAM CONTRACT COSTS, less current portion	428	491
PROPERTY AND EQUIPMENT, net	7,269	7,461
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,208	4,183
DEFINITE-LIVED INTANGIBLE ASSETS, net	6,851	6,959
OTHER ASSETS	909	914
Total assets	$33,527	$32,269

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$37	$37
Accrued liabilities	350	773
Income taxes payable	—	44
Current portion of notes payable, capital leases and commercial bank financing	11,060	11,056
Current portion of program contracts payable	544	649
Total current liabilities	11,991	12,559

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	10,718	13,484
Program contracts payable, less current portion	131	190
Total liabilities	$22,840	$26,233

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMA and outsourcing agreements and have been aggregated as they all relate to our broadcast business.  In addition the risk and reward characteristics of the VIEs are similar.

We consolidate the assets and liabilities of one real estate entity pursuant to guidance based on voting-interests.  We have investments in other real estate ventures and investment companies which are considered VIEs.  However, we do not participate in the management of these entities including the day-to-day operating decisions or other decisions which allow us to control the entity, and therefore, we are not considered the primary beneficiary of the VIE.  We account for these entities using the equity or cost method of accounting.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$8,085	$8,085	$7,769	$7,769
Investments in investment companies	26,432	26,432	24,872	24,872
Total	$34,517	$34,517	$32,641	$32,641

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of less than $0.1 million and $0.9 million in the quarters ended March 31, 2011 and 2010, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of March 31, 2011 and December 31, 2010, our unfunded commitments totaled $12.9 million and $14.9 million, respectively.

Recent Accounting Pronouncements

In December 2010, the FASB issued amended guidance with respect to goodwill impairment.  The amended guidance requires that step two of the goodwill impairment test be performed if the carrying amount of a reporting unit is zero or negative and it is more likely than not that a goodwill impairment exists based on any adverse qualitative factors including an evaluation of the triggering circumstances noted in the guidance.  The change is effective for fiscal years and interim changes within those years beginning after December 15, 2010.  We do not believe that this guidance will have a material impact on our consolidated financial statements.

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

Restricted Cash

In October 2009, we established a cash collateral account with the proceeds from the sale of 9.25% Senior Secured Second Lien Notes due 2017 (the 9.25% Notes).  The cash collateral account restricted the use of cash therein to repurchase the 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) and our 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) upon, or prior to, the expiration of the put periods for such notes in May 2010 and January 2011, respectively.  Upon expiration of the put period for the 4.875% Notes in January 2011, the unused cash was used to reduce our overall debt balance pursuant to our Bank Credit Agreement.  During 2010, we used $53.6 million of restricted cash to redeem the 3.0% and 4.875% Notes.  As of December 31, 2010, all of the restricted cash classified as current related to the 4.875% Notes’ January 2011 put option.  As of March 31, 2011, we had no restricted cash classified as current.

Additionally, under the terms of certain lease agreements, as of March 31, 2011 and December 31, 2010, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

Dividends

In February 2011, our Board of Directors reinstated our dividend policy, declaring a quarterly common stock dividend of $0.12 per share.

Revenue Recognition

In first quarter 2011, we adopted the Emerging Issue Task Force’s amended guidance on accounting for revenue arrangements with multiple deliverables.  The amended guidance clarifies that each deliverable within our multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting if the delivered item or items have value to the client on a standalone basis and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.  The guidance requires us to determine an estimated selling price (ESP) for all deliverables within an arrangement if vendor-specific objective evidence (VSOE) or third-party evidence does not exist. Application of this guidance has not changed the allocation of the arrangement revenue to the elements in our multiple-deliverable arrangements.

We enter into multiple-deliverable revenue arrangements with multi-channel video programming distributors (MVPD’s) that may include a combination of retransmission consent fees, advertising, and other marketing elements. We have determined that the retransmission consent fees and advertising elements have value on a standalone basis. The other marketing elements are not valued on a stand alone basis because they are immaterial to the overall arrangement.  We include the value of other marketing elements with the retransmission consent fee element.

Due to the complexities and uniqueness of each arrangement, we have determined that our ESP for the retransmission consent fee element is based upon the market, the MVPD, the network affiliation, the number of subscribers, the length of the contract and other factors. We recognize the revenue applicable to the retransmission consent element of the arrangement ratably over the life of the agreement which is representative of the delivery of our television broadcast signal.  Each arrangement’s life varies, typically ranging one to five years in length.

The advertising element of our multiple-deliverable arrangements is recognized in the period during which the time spots are aired.  The advertising revenue is valued using VSOE which is calculated using the average selling unit rate for the advertising spot in which the commercial aired.

Our arrangements generally do not include any performance, cancellation, or refund provisions.  Under certain agreements, the counterparty may terminate the agreement if particular actions occur such as the transmission failure of our broadcast signal for a certain period of time.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2011 and 2010, is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

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

Various parties have filed petitions to deny or informal objections against our applications for the following stations’ license renewals:  KGAN, Cedar Rapids, Iowa; WTTO, Birmingham, Alabama; WBFF, Baltimore, Maryland; WVAH, Charleston, West Virginia; WTTE, Columbus, Ohio; WRGT, Dayton, Ohio;  WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina; WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV Springfield/Champaign, Illinois and WCGV-TV Milwaukee, Wisconsin.  The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

Bank Credit Agreement

On January 15, 2011, the put right period for the 4.875% Notes expired and no holders exercised their put rights.  Pursuant to our Bank Credit Agreement the $5.1 million in restricted cash held to pay for the put of any 4.875% Notes was used towards reducing our debt balance in March 2011.  On January 15, 2011, the 4.875% Notes cash interest rate of 4.875% changed to 2.0% through maturity with the difference of 2.875% being accrued and then paid at maturity.  As of March 31, 2011, the face amount of the outstanding 4.875% Notes was $5.7 million.

On March 15, 2011, we entered into an amendment (the Amendment) of our Bank Credit Agreement.  The final terms of the Amendment are as follows:

•                  A new Term Loan A facility (Term Loan A) of $115.0 million.  The Term Loan A bears interest at LIBOR plus 2.25%.  The Term Loan A is repayable in quarterly installments, amortizing as follows:

•                  1.875% per quarter commencing March 31, 2012 to December 31, 2012

•                  2.50% per quarter commencing March 31, 2013 to December 31, 2013

•                  3.125% per quarter commencing March 31, 2014 to December 31, 2015

•                  remaining unpaid principal due at maturity on March 15, 2016

•                  We paid down $45.0 million of the outstanding $270.0 million Term Loan B facility (Term Loan B).  Interest on the Term Loan B was reduced to LIBOR plus 3.00% with a 1.0% LIBOR floor.  Principal will continue to amortize at a rate of $825,000 per quarter through September 30, 2016 ending with a final payment of the remaining unpaid principal due at maturity on October 29, 2016.

•                  Other amended terms provide us with incremental term loan capacity of $300.0 million and more flexibility to use our cash balances and the revolving credit facility for restricted payments and television acquisitions, including in certain circumstances the ability to make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends and other strategic investments.

6.0% Convertible Subordinated Debentures due 2012

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Convertible Subordinated Debentures, due 2012 (the 6.0% Notes) at 100% of the face value of such notes.  We used the proceeds from our Term Loan A to pay for the redemption.

4.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Income (Numerator)
Income from continuing operations	$14,834	$10,813
Income impact of assumed conversion of the 4.875% Notes, net of taxes	42	—
Net loss attributable to noncontrolling interests included in continuing operations	303	666
Numerator for diluted earnings per common share from continuing operations	15,179	11,479
Income from discontinued operations	293	181
Net income attributable to noncontrolling interests from discontinued operations	(151)	(140)
Numerator for diluted earnings attributable to Sinclair Broadcast Group	$15,321	$11,520

Shares (Denominator)
Weighted-average common shares outstanding	80,579	79,957
Dilutive effect of outstanding stock options	3	—
Dilutive effect of 4.875% Notes	254	—
Weighted-average common and common equivalent shares outstanding	80,836	79,957

Potentially dilutive securities representing 4.0 million and 8.9 million shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the partial redemption of our 6.0% Notes and the inclusion of outstanding stock options and 4.875% Notes in dilutive earnings per share.  The net income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

5.              RELATED PERSON TRANSACTIONS

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  Since the end of our last fiscal year, we engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.1 million and $1.2 million for the three months ended March 31, 2011 and 2010.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $0.8 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.  We received $0.1 million for the three months ended March 31, 2010, from Bay TV for certain equipment leases, which expired in 2010.

Cunningham Broadcasting Corporation.  We have options from trusts established by Carolyn C. Smith, the mother of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham) or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  As of March 31, 2011, Cunningham is the owner-operator and FCC licensee of: WNUV-TV in Baltimore, Maryland; WRGT-TV in Dayton, Ohio; WVAH-TV in Charleston, West Virginia; WTAT-TV in Charleston, South Carolina; WMYA-TV in Anderson, South Carolina; WTTE-TV in Columbus, Ohio; and WDBB-TV in Birmingham, Alabama.

In addition to the option agreement, we provide programming under LMA’s to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV, WTTE-TV and WDBB-TV.  In February 2011, Cunningham purchased the FCC license for WDBB-TV.  We have an LMA with WDBB-TV, which our counterparty assigned to Cunningham in conjunction with Cunningham’s purchase.

We made payments to Cunningham under the LMAs and other agreements of $4.2 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of March 31, 2011, Cunningham was the sole material third-party licensee.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising time totaling less than $0.1 million for each of the three months ended March 31, 2011 and 2010.  We paid $0.2 million and $0.1 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended March 31, 2011 and 2010, respectively.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.1 million and $0.2 million to Thomas & Libowitz during the three months ended March 31, 2011 and 2010, respectively.

6.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures.  In 2011, we determined that primarily all of the regional security alarm operating and bulk acquisition company results should be accounted for as discontinued operations and therefore are not presented in the tables below for the three months ended March 31, 2011 and 2010.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $168.7 million and $163.1 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of March 31, 2011 and 2010, respectively.  We had $4.8 million and $4.7 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended March 31, 2011, and 2010, respectively.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three months ended March 31, 2011 and 2010 (in thousands).

For the three months ended March 31, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$173,081	$6,406	$—	$179,487
Depreciation of property and equipment	7,345	308	405	8,058
Amortization of definite-lived intangible assets and other assets	4,353	197	—	4,550
Amortization of program contract costs and net realizable value adjustments	12,618	—	—	12,618
General and administrative overhead expenses	7,632	282	750	8,664
Operating income (loss)	52,517	(897)	(1,160)	50,460
Interest expense	—	340	28,540	28,880
Loss from equity and cost method investments	—	11	—	11

For the three months ended March 31, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$162,698	$4,767	$—	$167,465
Depreciation of property and equipment	8,890	299	432	9,621
Amortization of definite-lived intangible assets and other assets	4,055	204	—	4,259
Amortization of program contract costs and net realizable value adjustments	15,914	—	—	15,914
General and administrative overhead expenses	5,880	211	486	6,577
Operating income (loss)	48,238	(1,689)	(922)	45,627
Interest expense	—	333	28,430	28,763
Income from equity and cost method investments	—	543	—	543

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.0% Convertible Subordinated Debentures due 2012 (a)	$66,559	$70,035	$66,019	$70,385
4.875% Convertible Senior Notes due 2018	5,719	5,719	5,685	5,685
3.0% Convertible Senior Notes due 2027	5,400	5,400	5,400	5,400
8.375% Senior Notes due 2018	246,571	267,187	246,493	258,750
9.25% Senior Secured Second Lien Notes due 2017	488,040	560,715	487,724	544,690
Bank Credit Agreement, Term Loan A	115,000	114,713	—	—
Bank Credit Agreement, Term Loan B	218,794	224,094	264,352	273,240
Cunningham Bank Credit Facility	19,192	19,548	21,933	22,452
Active program contracts payable	82,382	78,937	97,894	89,145
Future program liabilities (b)	121,399	104,722	88,510	72,823

(a)          On April 15, 2011, we completed the redemption of all $70.0 million of these debentures at face value.  We used the proceeds from the Term Loan A issuance to pay for the redemption.

(b)         Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.

The fair value of our 8.375% Senior Notes due 2018 (the 8.375% Notes) and 9.25% Notes is determined using quoted prices.  The carrying value of our 3.0% and 4.875% Notes approximates their fair value.  The face value of our 6.0% Notes approximates their fair value.  Our Term Loan A, Term Loan B and Cunningham’s bank credit facility are fair valued using Level 2 hierarchy inputs described above.

Our estimates of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants return and risk applicable to program contracts.

8.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes and was the primary obligor under the 8.0% Senior Subordinated Notes due 2012 (the 8.0% Notes) until they were fully redeemed in 2010.  Our Class A Common Stock, Class B Common Stock, the 6.0% Notes, the 4.875% Notes and the 3.0% Notes, as of March 31, 2011 were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of March 31, 2011 our consolidated total debt of $1,256.8 million included $1,119.7 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,068.4 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$108,911	$265	$14,191	$—	$123,367
Accounts and other receivables	19	32	109,287	4,157	(132)	113,363
Other current assets	928	5,714	38,741	2,745	(285)	47,843
Assets held for sale	—	—	—	36,797	—	36,797
Total current assets	947	114,657	148,293	57,890	(417)	321,370

Property and equipment, net	9,452	7,090	163,606	97,361	(6,723)	270,786

Investment in consolidated subsidiaries	—	624,245	—	—	(624,245)	—
Restricted cash — long-term	—	—	223	—	—	223
Other long-term assets	82,635	330,647	9,552	96,947	(394,139)	125,642
Total other long-term assets	82,635	954,892	9,775	96,947	(1,018,384)	125,865

Acquired intangible assets	—	—	828,364	30,387	(5,582)	853,169

Total assets	$93,034	$1,076,639	$1,150,038	$282,585	$(1,031,106)	$1,571,190

Accounts payable and accrued liabilities	$396	$37,037	$44,205	$4,090	$(1,637)	$84,091
Current portion of long-term debt	66,936	5,456	457	14,869	—	87,718
Current portion of affiliate long-term debt	901	—	2,182	44	(44)	3,083
Other current liabilities	—	—	59,819	538	—	60,357
Liabilities held for sale	—	—	—	25,753	—	25,753
Total current liabilities	68,233	42,493	106,663	45,294	(1,681)	261,002

Long-term debt	13,005	1,062,949	37,957	33,275	—	1,147,186
Affiliate long-term debt	8,161	—	10,673	230,441	(230,441)	18,834
Dividends in excess of investment in consolidated subsidiaries	75,722	—	—	—	(75,722)	—
Other liabilities	80,642	1,671	371,039	49,860	(214,465)	288,747
Total liabilities	245,763	1,107,113	526,332	358,870	(522,309)	1,715,769

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	616,600	114,321	387,585	47,373	(549,279)	616,600
Accumulated (deficit) earnings	(766,265)	(142,427)	237,869	(124,656)	29,214	(766,265)
Accumulated other comprehensive (loss) income	(3,873)	(2,368)	(1,758)	998	3,128	(3,873)
Total Sinclair Broadcast Group (deficit) equity	(152,729)	(30,474)	623,706	(76,285)	(516,947)	(152,729)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	8,150	8,150
Total liabilities and equity (deficit)	$93,034	$1,076,639	$1,150,038	$282,585	$(1,031,106)	$1,571,190

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,071	$1,022	$15,602	$—	$21,695
Restricted cash - current	—	5,058	—	—	—	5,058
Accounts and other receivables	43	99	115,615	5,459	(151)	121,065
Other current assets	1,477	5,492	46,231	2,894	(284)	55,810
Assets held for Sale	—	—	—	35,067	—	35,067
Total current assets	1,520	15,720	162,868	59,022	(435)	238,695

Property and equipment, net	9,856	2,669	169,260	97,209	(6,773)	272,221

Investment in consolidated subsidiaries	—	609,737	—	—	(609,737)	—
Restricted cash — long term	—	—	223	—	—	223
Other long-term assets	79,184	318,137	10,207	89,878	(380,339)	117,067
Total other long-term assets	79,184	927,874	10,430	89,878	(990,076)	117,290

Acquired intangible assets	—	—	829,884	30,368	(2,534)	857,718

Total assets	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

Accounts payable and accrued liabilities	$512	$19,733	$46,734	$4,539	$(1,066)	$70,452
Current portion of long-term debt	363	3,300	391	15,502	—	19,556
Current portion of affiliate long-term debt	870	—	2,326	92	(92)	3,196
Other current liabilities	—	—	70,428	693	—	71,121
Liabilities held for sale	—	—	—	24,729	(69)	24,660
Total current liabilities	1,745	23,033	119,879	45,555	(1,227)	188,985

Long-term debt	79,091	995,269	38,098	36,215	—	1,148,673
Affiliate long-term debt	8,403	—	11,170	224,159	(224,159)	19,573
Dividends in excess of investment in consolidated subsidiaries	122,994	—	—	—	(122,994)	—
Other liabilities	43,750	1,709	394,192	47,132	(201,008)	285,775
Total liabilities	255,983	1,020,011	563,339	353,061	(549,388)	1,643,006

Common stock	804	—	10	282	(292)	804
Additional paid-in capital	609,640	123,695	445,577	78,637	(647,909)	609,640
Accumulated (deficit) earnings	(771,953)	(195,049)	165,316	(154,656)	184,389	(771,953)
Accumulated other comprehensive (loss) income	(3,914)	(2,394)	(1,800)	(847)	5,041	(3,914)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(165,423)	(73,748)	609,103	(76,584)	(458,771)	(165,423)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	8,341	8,341
Total liabilities and equity (deficit)	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$173,357	$8,376	$(2,246)	$179,487

Program and production	—	307	43,984	94	(2,040)	42,345
Selling, general and administrative	754	7,628	30,111	829	(96)	39,226
Depreciation, amortization and other operating expenses	405	135	39,468	7,416	32	47,456
Total operating expenses	1,159	8,070	113,563	8,339	(2,104)	129,027

Operating (loss) income	(1,159)	(8,070)	59,794	37	(142)	50,460

Equity in earnings of consolidated subsidiaries	17,402	35,323	—	—	(52,725)	—
Interest expense	(1,958)	(25,489)	(1,232)	(5,258)	5,057	(28,880)
Gain on sales of securities	—	—	—	391	(391)	—
Other income (expense)	100	5,435	(4,538)	396	(114)	1,279
Total other income (expense)	15,544	15,269	(5,770)	(4,471)	(48,173)	(27,601)

Income tax benefit (provision)	894	8,245	(17,739)	575	—	(8,025)
(Loss) income from discontinued operations	—	(107)	—	400	—	293
Net income (loss)	15,279	15,337	36,285	(3,459)	(48,315)	15,127
Net loss attributable to the noncontrolling interests	—	—	—	—	152	152
Net income (loss) attributable to Sinclair Broadcast Group	$15,279	$15,337	$36,285	$(3,459)	$(48,163)	$15,279

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$163,002	$7,356	$(2,893)	$167,465

Program and production	—	292	38,036	82	(2,492)	35,918
Selling, general and administrative	490	5,865	30,222	834	(192)	37,219
Depreciation, amortization and other operating expenses	431	79	41,517	6,668	6	48,701
Total operating expenses	921	6,236	109,775	7,584	(2,678)	121,838

Operating (loss) income	(921)	(6,236)	53,227	(228)	(215)	45,627

Equity in earnings of consolidated subsidiaries	14,039	27,380	—	—	(41,419)	—
Interest expense	(4,024)	(23,125)	(1,380)	(5,133)	4,899	(28,763)
Other income (expense)	1,083	5,426	(5,152)	(437)	(22)	898
Total other income (expense)	11,098	9,681	(6,532)	(5,570)	(36,542)	(27,865)

Income tax benefit (provision)	1,343	8,969	(18,325)	1,064	—	(6,949)
(Loss) income from discontinued operations	—	—	(66)	247	—	181
Net income (loss)	11,520	12,414	28,304	(4,487)	(36,757)	10,994
Net loss attributable to the noncontrolling interests	—	—	—	—	526	526
Net income (loss) attributable to Sinclair Broadcast Group	$11,520	$12,414	$28,304	$(4,487)	$(36,231)	$11,520

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(2,759)	$(6,823)	$68,570	$(3,206)	$(1,286)	$54,496
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4,580)	(1,394)	(111)	—	(6,085)
Purchase of alarm monitoring contracts	—	—	—	(1,755)	—	(1,755)
Distributions from investments	—	—	—	832	—	832
Investment in equity and cost method investees	(2,000)	—	—	(6,064)	—	(8,064)
Decrease in restricted cash	—	5,058	—	—	—	5,058
Proceeds from sales of assets	—	—	26	—	—	26
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from insurance settlement	—	—	1,736	—	—	1,736
Loans to affiliates	(61)	—	—	—	—	(61)
Proceeds from loans to affiliates	89	—	—	—	—	89
Net cash flows (used in) from investing activities	(1,972)	478	368	(5,290)	(1,808)	(8,224)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	124,719	—	3,614	—	128,333
Repayments of notes payable, commercial bank financing and capital leases	(86)	(55,467)	(99)	(6,062)	—	(61,714)
Proceeds from exercise of stock options, including excess tax benefits of share based payments	1,737	—	—	—	—	1,737
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Payments for deferred financing costs	—	(4,216)	—	(66)	—	(4,282)
Distributions to noncontrolling interest	—	—	—	(39)	—	(39)
Dividends paid on Class A and Class B Common Stock	(9,684)	—	—	—	93	(9,591)
Repayment of notes and capital leases to affiliates	(210)	—	(642)	—	—	(852)
Increase (decrease) in intercompany payables	12,974	45,149	(68,954)	9,638	1,193	—
Net cash flows from (used in) financing activities	4,731	110,185	(69,695)	7,085	3,094	55,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	103,840	(757)	(1,411)	—	101,672
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,602	—	21,695
CASH AND CASH EQUIVALENTS, end of period	$—	$108,911	$265	$14,191	$—	$123,367

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(3,810)	$(15,583)	$55,655	$(4,449)	$4,137	$35,950
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(34)	(766)	(959)	—	(1,759)
Purchase of alarm monitoring contracts	—	—	—	(1,199)	—	(1,199)
Distributions from investments	—	—	—	41	—	41
Investments in equity and cost method investees	(2,000)	—	—	(972)	—	(2,972)
Decrease in restricted cash	—	26,556	—	—	—	26,556
Loans to affiliates	(33)	—	—	—	—	(33)
Proceeds from loans to affiliates	46	—	—	—	—	46
Net cash flows (used in) from investing activities	(1,987)	26,522	(766)	(3,089)	—	20,680

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	4,845	—	4,845
Repayments of notes payable, commercial bank financing and capital leases	(25,570)	—	(70)	(4,787)	—	(30,427)
Payments for deferred financing costs	—	(1,221)	—	—	—	(1,221)
Repayments of notes and capital leases to affiliates	(182)	—	(535)	—	—	(717)
Increase (decrease) in intercompany payables	31,549	18,226	(54,125)	8,487	(4,137)	—
Net cash flows from (used in) financing activities	5,797	17,005	(54,730)	8,545	(4,137)	(27,520)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	27,944	159	1,007	—	29,110
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$38,308	$376	$13,650	$—	$52,334

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

•                  natural disasters such as the earthquake and tsunami devastation in Japan;

Industry risks

•                  the business conditions of our advertisers particularly in the automotive and service industries;

•                  competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers and other print and media outlets serving in the same markets;

•                  availability and cost of programming and the continued volatility of networks and syndicators that provide us with programming content;

•                  the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the potential reallocation of some of our broadcasting spectrum;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission regulations and political or other advertising restrictions;

•                  labor disputes and legislation and other union activity associated with film, acting, writing and other guilds;

•                  the broadcasting community’s ability to develop a viable mobile digital broadcast television (mobile DTV) strategy and platform and the consumer’s appetite for mobile television;

•                  the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•                  the effects of new ratings system technologies including “people meters” and “set-top boxes”, and the ability of such technologies to be a reliable standard that can be used by advertisers;

•                  changes in the makeup of the population in the areas where our stations are located;

Risks specific to us

•                  the effectiveness of our management;

•                  our ability to attract and maintain local and national advertising;

•                  our ability to service our substantial debt obligations and operate our business under restrictions contained in our financing agreements;

•                  our ability to successfully renegotiate retransmission consent agreements;

•                  our ability to renew our FCC licenses;

•                  our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

•                  our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

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

Other matters set forth in this report and our other reports filed with the SEC, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2011 and 2010:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Statement of Operations Data:
Net broadcast revenues (a)	$155,859	$147,922
Revenues realized from station barter arrangements	17,222	14,776
Other operating divisions revenues	6,406	4,767
Total revenues	179,487	167,465

Station production expenses	42,345	35,918
Station selling, general and administrative expenses	30,562	30,642
Expenses recognized from station barter arrangements	15,727	13,231
Amortization of program contract costs and net realizable value adjustments	12,618	15,914
Depreciation and amortization expenses (b)	12,608	13,880
Other operating divisions expenses	6,503	5,676
Corporate general and administrative expenses	8,664	6,577
Operating income	50,460	45,627

Interest expense and amortization of debt discount and deferred financing costs	(28,880)	(28,763)
Loss from extinguishment of debt	(924)	(289)
Income from equity and cost method investees	11	543
Gain on insurance settlement	1,723	—
Other income, net	469	644
Income from continuing operations before income taxes	22,859	17,762
Income tax provision	(8,025)	(6,949)
Income from continuing operations	14,834	10,813
Discontinued operations:
Income from discontinued operations, net of taxes	293	181
Net income	15,127	10,994
Net loss attributable to the noncontrolling interests	152	526
Net income attributable to Sinclair Broadcast Group	$15,279	$11,520

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Earnings per share from continuing operations	$0.19	$0.14
Earnings per share	$0.19	$0.14

	March 31, 2011	December 31, 2010
Balance Sheet Data:
Cash and cash equivalents	$123,367	$21,695
Total assets	$1,571,190	$1,485,924
Total debt (c)	$1,256,821	$1,190,998
Total equity (deficit)	$(144,579)	$(157,082)

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

Executive Overview — financial events since December 31, 2010;

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2011 and 2010, including comparisons between quarters and expectations for the three months ended June 30, 2011.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three months ended March 31, 2011.

EXECUTIVE OVERVIEW

First Quarter 2011 Events

•                  In January, the put right period for the 4.875% Notes expired and no holders of the remaining $5.7 million outstanding exercised put rights.  There are no further put rights through final maturity on July 15, 2018;

•                  In January, we extended our program service arrangement with MyNetworkTV until Fall 2014;

•                  In January, we entered into a multi-year retransmission consent agreement with Bright House Networks, LLC for the carriage of six of the stations owned and/or operated by us in four markets;

•                  In February, our Board of Directors reinstated a quarterly common stock dividend of $0.12 per share;

•                  In February, we entered into a multi-year retransmission consent agreement with Time Warner Cable for continued carriage of the 28 stations owned and/or operated by us in 17 markets;

•                  In February, revenue related to the Super Bowl, which aired on our 20 FOX affiliates was $6.2 million, a 26.5% increase from revenue generated in 2008, the last time FOX aired the Super Bowl; and

•                  In March, we entered into an amendment of our Bank Credit Agreement.  Under the amendment, we paid down $45.0 million of the outstanding $270.0 million balance of our Term Loan B.  The Term Loan B maturity was extended one year to October 29, 2016 and we established a $115.0 million Term Loan A that matures March 15, 2016.

Other Events

•                  In April, we redeemed, in full, the outstanding $70.0 million aggregate principal amount of our 6.0% Notes;

•                  In April, we reached an agreement with Comcast Corporation for a multi-year retransmission consent agreement for the continued carriage of the 36 stations in 22 markets owned and/or operated by us or to which we provide sales services; and

•                  In April, we entered into a multi-year retransmission consent agreement with Cox Communications for continued carriage of the eight stations owned and/or operated by us in five markets.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2011 and 2010 refer to the three months ended March 31, 2011 and 2010, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30, and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

SEASONALITY/CYCLICALITY

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than first and third quarters’ operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Our operating results are usually subject to fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election.

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010	Percent Change
Local revenues:
Non-political	$120.7	$112.2	7.6%
Political	0.2	0.2	(a)
Total local	120.9	112.4	7.6%
National revenues:
Non-political	34.6	34.2	1.2%
Political	0.4	1.3	(a)
Total national	35.0	35.5	(1.4)%
Total net broadcast revenues	$155.9	$147.9	5.4%

(a)          Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  When comparing the first quarter 2011 to the same period in 2010, we showed increases in advertising revenues generated from the automotive, schools, furniture and pharmacy-cosmetics sectors.  These increases were partially offset by a decrease in the restaurants, political, home products, paid programming and religion sectors.  Automotive, which typically is our largest category, represented 20.4% of the quarter’s net time sales and was up 22.7% in the first quarter 2011 compared to the same period in 2010.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales which includes any network compensation for the three months ended March 31, 2011 and 2010:

	# of		Percent of Net Time Sales for the Three months ended March 31,		Net Time Sales Percent
	Stations		2011	2010	Change
FOX	20		49.3%	47.6%	8.3%
ABC	9		18.4%	19.1%	1.2%
MyNetworkTV	16		15.6%	16.3%	(0.2)%
The CW	10		13.1%	13.7%	(0.3)%
CBS	2		2.6%	2.6%	5.5%
NBC	1		0.5%	0.6%	(13.4)%
Digital		(a)	0.5%	0.1%	207.4%
Total	58

(a)          We broadcast programming from network affiliations or program service arrangements with TheCoolTV, The Country Network, MyNetworkTV, This TV and Estrella on 69 channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues decreased by $0.9 million to $0.6 million for the first quarter 2011 when compared to the same period in 2010.  Political revenues are typically higher in election years such as 2010.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $8.5 million for the quarter ended March 31, 2011 when compared to 2010.  The increase is due to an increase in advertising spending particularly in the automotive sector, an increase in retransmission revenues from MVPDs, as well as an increase due to a change in networks for the Super Bowl programming from NBC to FOX.

National Revenues.  Our national broadcast revenues, excluding political revenues and including national time sales and other national revenues, were up $0.4 million for the first quarter 2011 compared to same period in 2010.  This was primarily due to the rebound in advertising spending that began in 2010 and has continued into 2011.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,		Percent Change (Increase/
	2011	2010	(Decrease))

Station production expenses	$42.3	$35.9	17.8%
Station selling, general and administrative expenses	$30.6	$30.6	—%
Amortization of program contract costs and net realizable value adjustments	$12.6	$15.9	(20.8)%
Corporate general and administrative expenses	$7.6	$5.9	28.8%
Gain on insurance settlement	$1.7	$—	100.0%

Station production expenses.  Station production expenses increased during the first quarter 2011 compared to the same period in 2010 primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense, increased promotional advertising expenses and increased rating service fees due to annual schedule rate increases.  Additionally, news profit share expenses increased due to increased news performance which resulted in higher payments to our news share partners.

We expect station production and station selling, general and administrative expenses in second quarter 2011 to remain flat compared to first quarter 2011.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the first quarter 2011 compared to the same period in 2010.  Over the past few years we have purchased barter and short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to trend higher in second quarter 2011 compared to first quarter 2011.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on insurance settlement.  In the third quarter 2010, our building for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin flooded due to massive storms.  In the first quarter 2011, we recognized a gain on insurance settlement of $1.7 million related to repairing the building and replacing certain equipment.

OTHER OPERATING DIVISIONS SEGMENT

Triangle Sign & Service, LLC. (Triangle), a sign designer and fabricator and real estate ventures and other nominal businesses make up our other operating divisions segment.  Revenues for our other operating divisions increased $1.6 million to $6.4 million during the first quarter 2011 compared to $4.8 million during the same period in 2010.  The increase is primarily due to increases in Triangle’s sign and service contract volume and in leasing activity for our consolidated real estate ventures for properties previously being developed during the first quarter 2011 compared to the same period in 2010.  Expenses including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense increased $0.8 million to $7.4 million during the first quarter 2011 compared to $6.6 million during the same period in 2010.  This increase was in correlation with the increase in revenue activity.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the quarter ended March 31, 2011, we recorded income of $0.3 million related to our real estate ventures and a loss of $0.3 million related to certain private investment funds.  During the quarter ended March 31, 2010, we recorded income of $1.0 million related to certain private investment funds and a loss of $0.5 million related to our real estate ventures.

Primarily all of the operating results of Alarm Funding Associates, LLC, a regional security alarm operating and bulk acquisition company, are included in discontinued operations in our consolidated results of operations.  Results increased as we continued to add to our alarm monitoring portfolio.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended March 31,		Percent Change (Increase/
	2011	2010	(Decrease))
Corporate general and administrative expenses	$0.8	$0.5	60.0%
Interest expense	$28.5	$28.4	0.4%
Loss from extinguishment of debt	$(0.9)	$(0.3)	200.0%
Income tax provision	$(8.0)	$(6.9)	15.9%

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The explanation that follows combines the corporate general and administrative expenses found in the Broadcast Segment section with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other operating divisions segment which are included in our discussion of expenses in the Other Operating Divisions Segment section.

Corporate general and administrative expenses increased in first quarter 2011 compared to the same period in 2010.  This is primarily due to an increase in executive bonuses, stock-based compensation from the issuance of stock-settled appreciation rights, health and other insurance costs and an increase in workers compensation expense.

We expect corporate general and administrative expenses to decrease in the second quarter 2011 compared to first quarter 2011.

Interest expense.  Interest expense has increased primarily due to the debt refinancings during 2010.  As part of these debt refinancings, we issued new 8.375% Notes in fourth quarter 2010 and amended and restated our Bank Credit Agreement in third quarter 2010.  Additionally, in first quarter 2011, we amended our Bank Credit Agreement and our interest rate was reduced, however, $2.8 million in costs associated with the amendment were expensed as interest.  These increases were partially offset by the redemption of our 8.0% Notes, a portion of our 6.0% Notes, 3.0% Notes and 4.875% Notes in 2010.  We expect interest expense to decrease in second quarter 2011 compared to first quarter 2011.

Loss from extinguishment of debt.   During the first quarter 2011, we amended our Bank Credit Agreement and paid down a portion of our Term Loan B resulting in a loss of $0.9 million from extinguishment of debt.  During the first quarter 2010, through tender offers, we redeemed $14.3 million and $12.3 million of our 4.875% and 3.0% Notes, respectively, resulting in a loss on extinguishment of $0.2 million and $0.1 million, respectively.

Income tax provision.  The effective tax rate for the three months ended March 31, 2011 including the effects of the noncontrolling interest was a provision of 34.9% as compared to a provision of 38.0% during the same period in 2010.  The decrease in the effective tax rate for the three months ended March 31, 2011 as compared to the same period in 2010 is primarily due to a greater valuation allowance provided for in 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $123.4 million in cash and cash equivalent balances and working capital of approximately $60.4 million.  Cash generated by our operations and availability under the Revolving Credit Facility are used as our primary source of liquidity.  As of March 31, 2011, we had $135.9 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On January 15, 2011, the put right period for the 4.875% Notes expired and no holders exercised their put rights.  Pursuant to our Bank Credit Agreement the $5.1 million in restricted cash held to pay for the put of any 4.875% Notes was used towards reducing our debt balance in March 2011.  On January 15, 2011, the 4.875% Notes cash interest rate of 4.875% changed to 2.0% through maturity with the difference of 2.875% being accrued and then paid at maturity.  As of March 31, 2011, the face amount of the outstanding 4.875% Notes was $5.7 million.

On March 15, 2011, we entered into the Amendment of our Bank Credit Agreement.  The final terms of the Amendment are as follows:

•                  A Term Loan A of $115.0 million.  The Term Loan A bears interest at LIBOR plus 2.25%.  The Term Loan A is repayable in quarterly installments, amortizing as follows:

•                  1.875% per quarter commencing March 31, 2012 to December 31, 2012

•                  2.50% per quarter commencing March 31, 2013 to December 31, 2013

•                  3.125% per quarter commencing March 31, 2014 to December 31, 2015

•                  remaining unpaid principal due at maturity on March 15, 2016

•                  We paid down $45.0 million of the outstanding $270.0 million of the Term Loan B.  Interest on the Term Loan B was reduced to LIBOR plus 3.00% with a 1.0% LIBOR floor.  Principal will continue to amortize at a rate of $825,000 per quarter through September 30, 2016 ending with a final payment of the remaining unpaid principal due at maturity on October 29, 2016.

•                  Other amended terms provide us with incremental term loan capacity of $300.0 million and more flexibility to use our cash balances and the revolving credit facility for restricted payments and television acquisitions, including in certain circumstances the ability to make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends and other strategic investments.

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.  We used the proceeds from our Term Loan A to pay for the redemption.

Sources and Uses of Cash

The following table sets forth our cash flows for the three months ended March 31, 2011 and 2010 (in millions):

	For the Three Months Ended March 31,
	2011	2010
Net cash flows from operating activities	$54.5	$36.0

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(6.1)	$(1.7)
Decrease in restricted cash	5.1	26.6
Dividends and distributions from cost method investees	0.8	—
Purchase of alarm monitoring contracts	(1.8)	(1.2)
Investments in equity and cost method investees	(8.1)	(3.0)
Other	1.9	—
Net cash flows (used in) from investing activities	$(8.2)	$20.7
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$128.3	$4.8
Repayments of notes payable, commercial bank financing and capital leases	(61.7)	(30.4)
Payments for deferred financing costs	(4.3)	(1.2)
Dividends paid on Class A and Class B Common Stock	(9.6)	—
Other	2.7	(0.7)
Net cash flows from (used in) financing activities	$55.4	$(27.5)

Operating Activities

Net cash flows from operating activities increased during the first quarter 2011 compared to the same period in 2010.  During 2011, we paid less cash interest and program payments.

We expect program payments to decrease in the second quarter 2011 compared to the first quarter 2011.  We expect net interest expense to decrease in the second quarter 2011 compared to the first quarter 2011.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities increased during the first quarter 2011 compared to the same period in 2010.  We made additional equity investments primarily in real estate and increased capital expenditures primarily for news operations.  We decreased our investment in restricted cash at the expiration of the put period for the 4.875% Notes and used the cash to pay down our debt balance pursuant to our Bank Credit Agreement.

In second quarter 2011, we anticipate incurring more capital expenditures than incurred in the first quarter 2011.

Financing Activities

Net cash flows from financing activities increased in the first quarter 2011 compared to the same period in 2010.  In first quarter 2011, we amended our Bank Credit Agreement resulting in a new Term Loan A of $115.0 million and reducing our Term Loan B by $45.0 million.  In February 2011, our Board of Directors reinstated a quarterly common stock dividend of $0.12 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of March 31, 2011, our contractual cash obligations increased from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 primarily due to changes in our debt.  As disclosed above under Liquidity and Capital Resources, during first quarter 2011, we borrowed $115.0 million under the Term Loan A and used $45.0 million to pay down the Term Loan B.  On April 15, 2011, we used the remaining net proceeds to complete the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 15, 2011, we entered into an amendment of our Bank Credit Agreement.  The amendment includes a new Term Loan A of $115.0 million.  Under the amendment, we paid down $45.0 million of the outstanding $270.0 million balance under the Term Loan B.  The Term Loan B will bear interest at LIBOR plus 3.0% with a 1.0% floor.  The Term Loan A will bear interest at LIBOR plus 2.25%.  Any outstanding amounts accrue interest with a variable rate and therefore increases our risk to increases from interest rates.

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.

Other than the foregoing, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2011.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 15, 2011, by and among Sinclair Television Group Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed March 16, 2011).

10.2	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated March 22, 2011.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2011.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 15, 2011, by and among Sinclair Television Group Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed March 16, 2011).

10.2	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated March 22, 2011.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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