Form 10-Q
period 2011-06-30
SINCLAIR BROADCAST GROUP INC
filed 2011-08-05
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of July 29, 2011
Class A Common Stock	52,008,622
Class B Common Stock	28,933,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of June 30, 2011	As of December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,531	$21,695
Current portion of restricted cash	—	5,058
Accounts receivable, net of allowance for doubtful accounts of $3,017 and $3,216, respectively	118,614	120,977
Affiliate receivable	58	88
Current portion of program contract costs	17,678	37,000
Prepaid expenses and other current assets	8,875	5,996
Deferred barter costs	3,300	3,156
Assets held for sale	37,870	35,067
Deferred tax assets	9,658	9,658
Total current assets	246,584	238,695

PROGRAM CONTRACT COSTS, less current portion	6,042	8,729
PROPERTY AND EQUIPMENT, net	277,581	272,221
RESTRICTED CASH, less current portion	223	223
GOODWILL	659,705	659,605
BROADCAST LICENSES	47,002	47,375
DEFINITE-LIVED INTANGIBLE ASSETS, net	143,854	150,738
OTHER ASSETS	116,307	108,338
Total assets	$1,497,298	$1,485,924

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,685	$5,807
Accrued liabilities	70,518	64,645
Income taxes payable	3,799	298
Current portion of notes payable, capital leases and commercial bank financing	24,556	19,556
Current portion of notes and capital leases payable to affiliates	2,972	3,196
Current portion of program contracts payable	41,751	68,301
Deferred barter revenues	3,005	2,522
Liabilities held for sale	27,281	24,660
Total current liabilities	177,567	188,985

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,141,405	1,148,673
Notes payable and capital leases to affiliates, less current portion	18,091	19,573
Program contracts payable, less current portion	22,507	29,593
Deferred tax liabilities	226,087	210,335
Other long-term liabilities	46,948	45,847
Total liabilities	1,632,605	1,643,006

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 51,998,503 and 50,284,052 shares issued and outstanding, respectively	520	503
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 and 30,083,819 shares issued and outstanding, respectively, convertible into Class A Common Stock	289	301
Additional paid-in capital	617,191	609,640
Accumulated deficit	(757,319)	(771,953)
Accumulated other comprehensive loss	(3,833)	(3,914)
Total Sinclair Broadcast Group shareholders’ deficit	(143,152)	(165,423)
Noncontrolling interests	7,845	8,341
Total deficit	(135,307)	(157,082)
Total liabilities and equity (deficit)	$1,497,298	$1,485,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Station broadcast revenues, net of agency commissions	$159,259	$158,709	$315,118	$306,631
Revenues realized from station barter arrangements	18,498	17,985	35,720	32,761
Other operating divisions revenues	8,830	6,497	15,236	11,264
Total revenues	186,587	183,191	366,074	350,656
OPERATING EXPENSES:
Station production expenses	42,917	38,645	85,262	74,563
Station selling, general and administrative expenses	30,192	30,554	60,754	61,196
Expenses recognized from station barter arrangements	16,531	15,748	32,258	28,979
Amortization of program contract costs and net realizable value adjustments	12,666	15,303	25,284	31,217
Other operating divisions expenses	7,763	6,433	14,266	12,109
Depreciation of property and equipment	7,859	9,093	15,917	18,714
Corporate general and administrative expenses	7,073	7,250	15,737	13,827
Amortization of definite-lived intangible assets	4,028	4,205	8,578	8,464
Total operating expenses	129,029	127,231	258,056	249,069
Operating income	57,558	55,960	108,018	101,587
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(24,628)	(28,132)	(53,508)	(56,895)
Loss from extinguishment of debt	(3,478)	(149)	(4,402)	(438)
Income (loss) from equity and cost method investments	815	(1,024)	826	(481)
Gain on insurance settlement	—	—	1,723	—
Other income, net	585	539	1,054	1,183
Total other expense	(26,706)	(28,766)	(54,307)	(56,631)
Income from continuing operations before income taxes	30,852	27,194	53,711	44,956
INCOME TAX PROVISION	(12,476)	(10,516)	(20,501)	(17,465)
Income from continuing operations	18,376	16,678	33,210	27,491
DISCONTINUED OPERATIONS:
Income from discontinued operations, includes income tax provision of $140, $244, $365 and $447, respectively	101	274	394	455
NET INCOME	18,477	16,952	33,604	27,946
Net loss attributable to the noncontrolling interests	102	321	254	847
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$18,579	$17,273	$33,858	$28,793
Dividends declared per share	$0.12	$—	$0.24	$—

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.23	$0.22	$0.42	$0.36
Basic earnings per share	$0.23	$0.22	$0.42	$0.36
Diluted earnings per share from continuing operations	$0.23	$0.21	$0.42	$0.36
Diluted earnings per share	$0.23	$0.21	$0.42	$0.36
Weighted average common shares outstanding	80,912	80,307	80,746	80,133
Weighted average common and common equivalent shares outstanding	81,169	86,985	81,004	81,175

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$18,494	$16,999	$33,631	$28,198
Income from discontinued operations, net of tax	85	274	227	595
Net income	$18,579	$17,273	$33,858	$28,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2010	$503	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)
Dividends declared on Class A and Class B Common Stock	—	—	—	(19,224)	—	—	(19,224)
Class A Common Stock issued pursuant to employee benefit plans	5	—	5,079	—	—	—	5,084
Class B Common Stock converted into Class A Common Stock	12	(12)	—	—	—	—	—
Class A Common Stock sold by variable interest entity	—	—	1,808	—	—	—	1,808
Tax benefit on share based awards	—	—	664	—	—	—	664
Distributions to noncontrolling interest	—	—	—	—	—	(242)	(242)
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	81	—	81
Net income (loss)	—	—	—	33,858	—	(254)	33,604
BALANCE, June 30, 2011	$520	$289	$617,191	$(757,319)	$(3,833)	$7,845	$(135,307)

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$18,477	$16,952	$33,604	$27,946
Amortization of net periodic pension benefit costs, net of taxes	40	73	81	145
Comprehensive income	18,517	17,025	33,685	28,091
Comprehensive loss attributable to the noncontrolling interests	102	321	254	847
Comprehensive income attributable to Sinclair Broadcast Group	$18,619	$17,346	$33,939	$28,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$33,604	$27,946
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	16,052	18,857
Recognition of deferred revenue	(8,398)	(10,606)
Amortization of definite-lived intangible and other assets	9,808	9,400
Amortization of program contract costs and net realizable value adjustments	25,284	31,217
Original debt issuance discount paid	(13,606)	(3,336)
Deferred tax provision	15,674	15,893
Change in assets and liabilities:
Increase in accounts receivable, net	(729)	(5,917)
Decrease in income taxes receivable	—	691
Increase in prepaid expenses and other current assets	(2,936)	(260)
Increase in other assets	(522)	(169)
Increase in accounts payable and accrued liabilities	13,719	17,261
Increase in income taxes payable	4,165	—
Increase in other long-term liabilities	2,322	60
Payments on program contracts payable	(36,911)	(48,833)
Other, net	10,261	7,535
Net cash flows from operating activities	67,787	59,739
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,656)	(4,662)
Acquisition of intangibles	(242)	—
Purchase of alarm monitoring contracts	(4,432)	(3,391)
Decrease in restricted cash	5,058	42,051
Dividends and distributions from equity and cost method investees	1,348	143
Investments in equity and cost method investees	(8,294)	(6,362)
Proceeds from insurance settlement	1,736	—
Proceeds from the sale of assets	41	—
Loans to affiliates	(87)	(68)
Proceeds from loans to affiliates	117	70
Net cash flows (used in) from investing activities	(25,411)	27,781
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	132,951	9,025
Repayments of notes payable, commercial bank financing and capital leases	(124,570)	(74,611)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.7 million and $0 million, respectively	1,844	—
Dividends paid on Class A and Class B Common Stock	(19,224)	—
Payments for deferred financing costs	(4,401)	(1,228)
Proceeds from Class A Common Stock sold by variable interest entity	1,808	—
Noncontrolling interests distributions	(242)	(37)
Repayments of notes and capital leases to affiliates	(1,706)	(1,499)
Net cash flows used in financing activities	(13,540)	(68,350)
NET INCREASE IN CASH AND CASH EQUIVALENTS	28,836	19,170
CASH AND CASH EQUIVALENTS, beginning of period	21,695	23,224
CASH AND CASH EQUIVALENTS, end of period	$50,531	$42,394

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

Discontinued Operations

It is our intent to divest a portion of Alarm Funding Associates, LLC (Alarm Funding).  In accordance with the Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of this portion of Alarm Funding as assets and liabilities held for sale in the accompanying consolidated balance sheets and income from discontinued operations in the consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of the portion of Alarm Funding which we intend to divest are not included in our consolidated results of operations from continuing operations for the three and six months ended June 30, 2011 and 2010.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2011 and 2010 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities including debt held by our VIEs are non-recourse to us.  However, our senior secured credit facility (Bank Credit Agreement) contains cross-default provisions with the VIE debt of Cunningham Broadcasting Corporation (Cunningham).  See Note 5, Related Person Transactions for more information.

We have entered into Local Marketing Agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of June 30, 2011.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the Federal Communications Commission (FCC) license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 5, Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the three months ended June 30, 2011 and 2010 are net revenues of $22.6 million and $23.3 million, respectively, that relate to LMAs with Cunningham.  For the six months ended June 30, 2011 and 2010, Cunningham’s stations provided us with approximately $45.9 million and $45.3 million, respectively, of total revenue.

We have outsourcing agreements with other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owner based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  For the same reasons noted above regarding our LMAs, we have determined that the outsourced license station assets are VIEs and we are the primary beneficiary.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets were as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,478	$5,319
Income taxes receivable	6	—
Current portion of program contract costs	301	480
Prepaid expenses and other current assets	138	105
Total current asset	7,923	5,904

PROGRAM CONTRACT COSTS, less current portion	373	491
PROPERTY AND EQUIPMENT, net	7,077	7,461
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,208	4,183
DEFINITE-LIVED INTANGIBLE ASSETS, net	6,768	6,959
OTHER ASSETS	890	914
Total assets	$33,596	$32,269

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$37	$37
Accrued liabilities	319	773
Income taxes payable	—	44
Current portion of notes payable, capital leases and commercial bank financing	11,064	11,056
Current portion of program contracts payable	274	649
Total current liabilities	11,694	12,559

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	7,951	13,484
Program contracts payable, less current portion	211	190
Total liabilities	$19,856	$26,233

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMA and outsourcing agreements and have been aggregated as they all relate to our broadcast business.  In addition, the risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$8,273	$8,273	$7,769	$7,769
Investments in investment companies	26,890	26,890	24,872	24,872
Total	$35,163	$35,163	$32,641	$32,641

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.9 million and a loss of $0.4 million in the quarters ended June 30, 2011 and 2010, respectively.  We recorded income of $0.9 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of June 30, 2011 and December 31, 2010, our unfunded commitments related to private equity investment funds totaled $12.9 million and $14.9 million, respectively.

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

In April 2011, the FASB issued a proposed Accounting Standards Update for goodwill impairment testing.  The proposal allows an entity to first consider qualitative factors when deciding whether it is necessary to perform the current two-step goodwill impairment test.  An entity would need to perform step-one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The proposed changes would be effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early application would be permitted.  Although we believe that this guidance may have a significant impact on how we perform our annual goodwill impairment testing, we do not believe it will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance for fair value measurements.  The purpose of the new guidance is to have a consistent definition of fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).  Many of the amendments to GAAP are not expected to have a significant impact on practice; however, the new guidance does require new and enhanced disclosure about fair value measurements.  The amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  We do not believe that this guidance will have a material impact on our consolidated financial statements but may require changes to our fair value disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in the financial statements.  The new guidance does not make any changes to the components that are recognized in net income or other comprehensive income but rather allows an entity to choose whether to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  Each component of net income and other comprehensive income along with their respective totals would need to be displayed under either alternative.  The new guidance is effective for fiscal years beginning after December 15, 2011.  We do not believe that this guidance will have a material impact on our consolidated financial statements.

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

Restricted Cash

In October 2009, we established a cash collateral account with the proceeds from the sale of 9.25% Senior Secured Second Lien Notes due 2017 (the 9.25% Notes).  The cash collateral account restricted the use of cash therein to repurchase the 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) and our 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) upon, or prior to, the expiration of the put periods for such notes in May 2010 and January 2011, respectively.  Upon expiration of the put period for the 4.875% Notes in January 2011, the unused cash was used to reduce our overall debt balance pursuant to our Bank Credit Agreement.  During 2010, we used $53.6 million of restricted cash to repurchase a portion of the outstanding 3.0% and 4.875% Notes.  As of December 31, 2010, all of the restricted cash classified as current related to the 4.875% Notes’ January 2011 put option.  As of June 30, 2011, we had no restricted cash classified as current.

Additionally, under the terms of certain lease agreements, as of June 30, 2011 and December 31, 2010, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

Dividends

In February 2011, our Board of Directors reinstated our dividend policy, declaring a quarterly common stock dividend of $0.12 per share.

In May 2011, our Board of Directors declared a quarterly cash dividend of $0.12 per share.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2011 and 2010 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

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

Various parties have filed petitions to deny or informal objections against our applications for the following stations’ license renewals:  KGAN, Cedar Rapids, Iowa; WTTO, Birmingham, Alabama; WBFF, Baltimore, Maryland; WVAH, Charleston, West

Virginia; WTTE, Columbus, Ohio; WRGT, Dayton, Ohio;  WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina; WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV Springfield, Illinois and WCGV-TV Milwaukee, Wisconsin.  The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

Bank Credit Agreement

On January 15, 2011, the put right period for the 4.875% Notes, which mature on July 15, 2018, expired and no holders exercised their put rights.  Pursuant to our Bank Credit Agreement, the $5.1 million in restricted cash held to pay for the put of any 4.875% Notes was used towards reducing our debt balance in March 2011.  On January 15, 2011, the 4.875% Notes cash interest rate of 4.875% changed to 2.0% through maturity with the difference of 2.875% being accrued and then paid at maturity.  As of June 30, 2011, the face amount of the outstanding 4.875% Notes was $5.7 million.

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

6.0% Convertible Subordinated Debentures due 2012

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Convertible Subordinated Debentures, due 2012 (the 6.0% Notes) at 100% of the face value of such notes plus accrued and unpaid interest.  The redemption of the 6.0% Notes was effected in accordance with the terms of the indenture governing the 6.0% Notes and was funded from the net proceeds of our new Term Loan A.  As a result of this redemption, we recorded a loss on extinguishment of debt of $3.5 million for the quarter ended June 30, 2011.

4.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (Numerator)
Income from continuing operations	$18,376	$16,678	$33,210	$27,491
Income impact of assumed conversion of the 4.875% Notes, net of taxes	42	166	83	332
Income impact of assumed conversion of the 6.0% Notes, net of taxes	—	1,151	—	—
Net loss attributable to noncontrolling interests included in continuing operations	118	321	421	707
Numerator for diluted earnings per common share from continuing operations	18,536	18,316	33,714	28,530
Income from discontinued operations	101	274	394	455
Net (income) loss attributable to noncontrolling interests from discontinued operations	(16)	—	(167)	140
Numerator for diluted earnings attributable to Sinclair Broadcast Group	$18,621	$18,590	$33,941	$29,125

Shares (Denominator)
Weighted-average common shares outstanding	80,912	80,307	80,746	80,133
Dilutive effect of stock-settled appreciation rights and stock options	3	56	3	28
Dilutive effect of 6.0% Notes	—	5,608	—	—
Dilutive effect of 4.875% Notes	254	1,014	255	1,014
Weighted-average common and common equivalent shares outstanding	81,169	86,985	81,004	81,175

Potentially dilutive securities representing 1.0 million and 1.4 million shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 1.0 million and 7.0 million for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the full redemption of our 6.0% Notes.  The net income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

5.              RELATED PERSON TRANSACTIONS

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  Since the end of our last fiscal year, we engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.1 million for each of the three months ended June 30, 2011 and 2010.  Lease payments made to these entities were $2.2 million for each of the six months ended June 30, 2011 and 2010.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $0.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively and $1.3 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.  We received $0.1 million and $0.3 million for the three and six months ended June 30, 2010 from Bay TV for certain equipment leases, which expired in 2010.

Cunningham Broadcasting Corporation.  We have options from trusts established by Carolyn C. Smith, the mother of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham) or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  As of June 30, 2011, Cunningham is the owner-operator and FCC licensee of: WNUV-TV in Baltimore, Maryland; WRGT-TV in Dayton, Ohio; WVAH-TV in Charleston, West Virginia; WTAT-TV in Charleston, South Carolina; WMYA-TV in Anderson, South Carolina; WTTE-TV in Columbus, Ohio; and WDBB-TV in Birmingham, Alabama.

In addition to the option agreement, we provide programming under LMA’s to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV, WTTE-TV and WDBB-TV.  In February 2011, Cunningham purchased the FCC license for WDBB-TV.  We have an LMA with WDBB-TV, which our counterparty assigned to Cunningham in conjunction with Cunningham’s purchase.

We made payments to Cunningham under the LMAs and other agreements of $4.2 million and $4.3 million for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, we made payments to Cunningham of $8.4 million and $8.8 million, respectively, related to the LMAs.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of June 30, 2011, Cunningham was the sole material third-party licensee.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising time totaling less than $0.1 million for each of the three months ended June 30, 2011 and 2010.  We received payments for advertising time of $0.1 million for each of the six months ended June 30, 2011 and 2010.  We paid $0.4 million and $0.2 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, we paid fees of $0.5 million and $0.3 million, respectively, for vehicles and related vehicle services.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.2 million and $0.1 million to Thomas & Libowitz during the three months ended June 30, 2011 and 2010, respectively.  For each of the six months ended June 30, 2011 and 2010, we paid fees of $0.3 million to Thomas & Libowitz.

6.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures.  In 2011, we determined that a portion of the regional security alarm operating and bulk acquisition results should be accounted for as discontinued operations and therefore that portion is not presented in the tables below for the three and six months ended June 30, 2011 and 2010.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $168.9 million and $166.4 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of June 30, 2011 and 2010, respectively.  We had $4.9 million and $4.8 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended June 30, 2011, and 2010, respectively.  For the six months ended June 30, 2011 and 2010, we had $9.7 million and $9.5 million, respectively, in intercompany interest expense.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the three and six months ended June 30, 2011 and 2010 (in thousands).

For the three months ended June 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$177,757	$8,830	$—	$186,587
Depreciation of property and equipment	7,140	316	403	7,859
Amortization of definite-lived intangible assets and other assets	3,742	286	—	4,028
Amortization of program contract costs and net realizable value adjustments	12,666	—	—	12,666
General and administrative overhead expenses	6,197	306	570	7,073
Operating income (loss)	58,378	153	(973)	57,558
Interest expense	—	326	24,302	24,628
Income from equity and cost method investments	—	815	—	815

For the three months ended June 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$176,694	$6,497	$—	$183,191
Depreciation of property and equipment	8,349	314	430	9,093
Amortization of definite-lived intangible assets and other assets	4,001	204	—	4,205
Amortization of program contract costs and net realizable value adjustments	15,303	—	—	15,303
General and administrative overhead expenses	6,382	233	635	7,250
Operating income (loss)	57,768	(744)	(1,064)	55,960
Interest expense	—	159	27,973	28,132
Loss from equity and cost method investments	—	(1,024)	—	(1,024)

For the six months ended June 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$350,838	$15,236	$—	$366,074
Depreciation of property and equipment	14,484	625	808	15,917
Amortization of definite-lived intangible assets and other assets	8,094	484	—	8,578
Amortization of program contract costs and net realizable value adjustments	25,284	—	—	25,284
General and administrative overhead expenses	13,818	598	1,321	15,737
Operating income (loss)	110,906	(755)	(2,133)	108,018
Interest expense	—	666	52,842	53,508
Income from equity and cost method investments	—	826	—	826

For the six months ended June 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$339,392	$11,264	$—	$350,656
Depreciation of property and equipment	17,239	613	862	18,714
Amortization of definite-lived intangible assets and other assets	8,056	408	—	8,464
Amortization of program contract costs and net realizable value adjustments	31,217	—	—	31,217
General and administrative overhead expenses	12,262	444	1,121	13,827
Operating income (loss)	106,040	(2,467)	(1,986)	101,587
Interest expense	—	292	56,603	56,895
Loss from equity and cost method investments	—	(481)	—	(481)

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.0% Convertible Subordinated Debentures due 2012 (a)	$—	$—	$66,019	$70,385
4.875% Convertible Senior Notes due 2018	5,759	5,759	5,685	5,685
3.0% Convertible Senior Notes due 2027	5,400	5,400	5,400	5,400
8.375% Senior Notes due 2018	246,653	262,500	246,493	258,750
9.25% Senior Secured Second Lien Notes due 2017	488,367	550,250	487,724	544,690
Bank Credit Agreement, Term Loan A	115,000	114,713	—	—
Bank Credit Agreement, Term Loan B	218,194	223,390	264,352	273,240
Cunningham Bank Credit Facility	16,450	16,746	21,933	22,452
Active program contracts payable	64,258	60,810	97,894	89,145
Future program liabilities (b)	166,610	137,430	88,510	72,823

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

8.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes and was the primary obligor under the 8.0% Senior Subordinated Notes due 2012 (the 8.0% Notes) until they were fully redeemed in 2010.  Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of June 30, 2011 were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of June 30, 2011 our consolidated total debt of $1,187.0 million included $1,118.7 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,068.2 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$34,634	$417	$15,480	$—	$50,531
Accounts and other receivables	16	144	113,668	4,991	(147)	118,672
Other current assets	1,900	6,692	27,992	3,211	(284)	39,511
Assets held for sale	—	—	—	37,870	—	37,870
Total current assets	1,916	41,470	142,077	61,552	(431)	246,584

Property and equipment, net	9,048	12,196	165,762	97,247	(6,672)	277,581

Investment in consolidated subsidiaries	—	567,601	—	—	(567,601)	—
Restricted cash — long-term	—	—	223	—	—	223
Other long-term assets	85,766	338,314	7,681	95,022	(404,434)	122,349
Total other long-term assets	85,766	905,915	7,904	95,022	(972,035)	122,572

Acquired intangible assets	—	—	827,456	31,520	(8,415)	850,561

Total assets	$96,730	$959,581	$1,143,199	$285,341	$(987,553)	$1,497,298

Accounts payable and accrued liabilities	$281	$19,081	$52,250	$4,474	$(1,883)	$74,203
Current portion of long-term debt	390	7,613	498	16,055	—	24,556
Current portion of affiliate long-term debt	932	—	2,040	7	(7)	2,972
Other current liabilities	(8)	—	48,286	277	—	48,555
Liabilities held for sale	—	—	—	27,362	(81)	27,281
Total current liabilities	1,595	26,694	103,074	48,175	(1,971)	177,567

Long-term debt	12,943	1,060,601	37,812	30,049	—	1,141,405
Affiliate long-term debt	7,915	—	10,177	235,597	(235,598)	18,091
Dividends in excess of investment in consolidated subsidiaries	172,320	—	—	—	(172,320)	—
Other liabilities	45,109	1,638	424,971	52,768	(228,944)	295,542
Total liabilities	239,882	1,088,933	576,034	366,589	(638,833)	1,632,605

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	617,191	30,997	332,738	46,814	(410,549)	617,191
Accumulated (deficit) earnings	(757,319)	(158,007)	236,133	(128,456)	50,330	(757,319)
Accumulated other comprehensive (loss) income	(3,833)	(2,342)	(1,716)	394	3,664	(3,833)
Total Sinclair Broadcast Group (deficit) equity	(143,152)	(129,352)	567,165	(81,248)	(356,565)	(143,152)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	7,845	7,845
Total liabilities and equity (deficit)	$96,730	$959,581	$1,143,199	$285,341	$(987,553)	$1,497,298

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,071	$1,022	$15,602	$—	$21,695
Restricted cash - current	—	5,058	—	—	—	5,058
Accounts and other receivables	43	99	115,615	5,459	(151)	121,065
Other current assets	1,477	5,492	46,231	2,894	(284)	55,810
Assets held for sale	—	—	—	35,067	—	35,067
Total current assets	1,520	15,720	162,868	59,022	(435)	238,695

Property and equipment, net	9,856	2,669	169,260	97,209	(6,773)	272,221

Investment in consolidated subsidiaries	—	609,737	—	—	(609,737)	—
Restricted cash — long term	—	—	223	—	—	223
Other long-term assets	79,184	318,137	10,207	89,878	(380,339)	117,067
Total other long-term assets	79,184	927,874	10,430	89,878	(990,076)	117,290

Acquired intangible assets	—	—	829,884	30,368	(2,534)	857,718

Total assets	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

Accounts payable and accrued liabilities	$512	$19,733	$46,734	$4,539	$(1,066)	$70,452
Current portion of long-term debt	363	3,300	391	15,502	—	19,556
Current portion of affiliate long-term debt	870	—	2,326	92	(92)	3,196
Other current liabilities	—	—	70,428	693	—	71,121
Liabilities held for sale	—	—	—	24,729	(69)	24,660
Total current liabilities	1,745	23,033	119,879	45,555	(1,227)	188,985

Long-term debt	79,091	995,269	38,098	36,215	—	1,148,673
Affiliate long-term debt	8,403	—	11,170	224,159	(224,159)	19,573
Dividends in excess of investment in consolidated subsidiaries	122,994	—	—	—	(122,994)	—
Other liabilities	43,750	1,709	394,192	47,132	(201,008)	285,775
Total liabilities	255,983	1,020,011	563,339	353,061	(549,388)	1,643,006

Common stock	804	—	10	282	(292)	804
Additional paid-in capital	609,640	123,695	445,577	78,637	(647,909)	609,640
Accumulated (deficit) earnings	(771,953)	(195,049)	165,316	(154,656)	184,389	(771,953)
Accumulated other comprehensive (loss) income	(3,914)	(2,394)	(1,800)	(847)	5,041	(3,914)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(165,423)	(73,748)	609,103	(76,584)	(458,771)	(165,423)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	8,341	8,341
Total liabilities and equity (deficit)	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$178,037	$10,817	$(2,267)	$186,587

Program and production	—	320	44,631	77	(2,111)	42,917
Selling, general and administrative	571	6,156	29,783	851	(96)	37,265
Depreciation, amortization and other operating expenses	403	148	39,509	8,753	34	48,847
Total operating expenses	974	6,624	113,923	9,681	(2,173)	129,029

Operating (loss) income	(974)	(6,624)	64,114	1,136	(94)	57,558

Equity in earnings of consolidated subsidiaries	21,048	31,775	—	—	(52,823)	—
Interest expense	(621)	(22,032)	(1,257)	(5,846)	5,128	(24,628)
Other (expense) income	(2,456)	5,327	(5,111)	265	(103)	(2,078)
Total other income (expense)	17,971	15,070	(6,368)	(5,581)	(47,798)	(26,706)

Income tax benefit (provision)	1,582	10,508	(25,082)	516	—	(12,476)
(Loss) income from discontinued operations	—	(84)	—	185	—	101
Net income (loss)	18,579	18,870	32,664	(3,744)	(47,892)	18,477
Net loss attributable to the noncontrolling interests	—	—	—	—	102	102
Net income (loss) attributable to Sinclair Broadcast Group	$18,579	$18,870	$32,664	$(3,744)	$(47,790)	$18,579

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$177,013	$8,594	$(2,416)	$183,191

Program and production	—	175	40,552	88	(2,170)	38,645
Selling, general and administrative	634	6,340	30,207	735	(112)	37,804
Depreciation, amortization and other operating expenses	430	119	42,825	7,452	(44)	50,782
Total operating expenses	1,064	6,634	113,584	8,275	(2,326)	127,231

Operating (loss) income	(1,064)	(6,634)	63,429	319	(90)	55,960

Equity in earnings of consolidated subsidiaries	20,244	34,178	—	—	(54,422)	—
Interest expense	(3,787)	(22,813)	(1,276)	(5,291)	5,035	(28,132)
Other income (expense)	92	4,941	(4,750)	(889)	(28)	(634)
Total other income (expense)	16,549	16,306	(6,026)	(6,180)	(49,415)	(28,766)

Income tax benefit (provision)	1,788	9,015	(22,230)	911	—	(10,516)
(Loss) income from discontinued operations	—	—	(68)	342	—	274
Net income (loss)	17,273	18,687	35,105	(4,608)	(49,505)	16,952
Net loss attributable to the noncontrolling interests	—	—	—	—	321	321
Net income (loss) attributable to Sinclair Broadcast Group	$17,273	$18,687	$35,105	$(4,608)	$(49,184)	$17,273

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$351,394	$19,193	$(4,513)	$366,074

Program and production	—	627	88,615	171	(4,151)	85,262
Selling, general and administrative	1,325	13,784	59,894	1,680	(192)	76,491
Depreciation, amortization and other operating expenses	808	283	78,977	16,169	66	96,303
Total operating expenses	2,133	14,694	227,486	18,020	(4,277)	258,056

Operating (loss) income	(2,133)	(14,694)	123,908	1,173	(236)	108,018

Equity in earnings of consolidated subsidiaries	38,450	67,098	—	—	(105,548)	—
Interest expense	(2,579)	(47,521)	(2,489)	(11,104)	10,185	(53,508)
Gain on sales of securities	—	—	—	391	(391)	—
Other (expense) income	(2,356)	10,762	(9,649)	661	(217)	(799)
Total other income (expense)	33,515	30,339	(12,138)	(10,052)	(95,971)	(54,307)

Income tax benefit (provision)	2,476	18,753	(42,821)	1,091	—	(20,501)
(Loss) income from discontinued operations	—	(191)	—	585	—	394
Net income (loss)	33,858	34,207	68,949	(7,203)	(96,207)	33,604
Net loss attributable to the noncontrolling interests	—	—	—	—	254	254
Net income (loss) attributable to Sinclair Broadcast Group	$33,858	$34,207	$68,949	$(7,203)	$(95,953)	$33,858

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$340,015	$15,950	$(5,309)	$350,656

Program and production	—	467	78,588	170	(4,662)	74,563
Selling, general and administrative	1,125	12,205	60,429	1,569	(305)	75,023
Depreciation, amortization and other operating expenses	861	198	84,342	14,120	(38)	99,483
Total operating expenses	1,986	12,870	223,359	15,859	(5,005)	249,069

Operating (loss) income	(1,986)	(12,870)	116,656	91	(304)	101,587

Equity in earnings of consolidated subsidiaries	34,283	61,558	—	—	(95,841)	—
Interest expense	(7,811)	(45,938)	(2,656)	(10,424)	9,934	(56,895)
Other income (expense)	1,176	10,367	(9,903)	(1,326)	(50)	264
Total other income (expense)	27,648	25,987	(12,559)	(11,750)	(85,957)	(56,631)

Income tax benefit (provision)	3,131	17,984	(40,555)	1,975	—	(17,465)
(Loss) income from discontinued operations	—	—	(134)	589	—	455
Net income (loss)	28,793	31,101	63,408	(9,095)	(86,261)	27,946
Net loss attributable to the noncontrolling interests	—	—	—	—	847	847
Net income (loss) attributable to Sinclair Broadcast Group	$28,793	$31,101	$63,408	$(9,095)	$(85,414)	$28,793

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(17,819)	$(46,134)	$134,069	$(886)	$(1,443)	$67,787
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(9,843)	(10,353)	(460)	—	(20,656)
Acquisition of intangible and other assets	—	—	—	(242)	—	(242)
Purchase of alarm monitoring contracts	—	—	—	(4,432)	—	(4,432)
Distributions from investments	—	—	—	1,348	—	1,348
Investment in equity and cost method investees	(2,000)	—	—	(6,294)	—	(8,294)
Decrease in restricted cash	—	5,058	—	—	—	5,058
Proceeds from sales of assets	—	—	41	—	—	41
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from insurance settlement	—	—	1,736	—	—	1,736
Loans to affiliates	(87)	—	—	—	—	(87)
Proceeds from loans to affiliates	117	—	—	—	—	117
Net cash flows used in investing activities	(1,970)	(4,785)	(8,576)	(8,272)	(1,808)	(25,411)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	124,719	—	8,232	—	132,951
Repayments of notes payable, commercial bank financing and capital leases	(56,931)	(56,293)	(291)	(11,055)	—	(124,570)
Proceeds from exercise of stock options, including excess tax benefits of share based payments	1,844	—	—	—	—	1,844
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Payments for deferred financing costs	—	(4,335)	—	(66)	—	(4,401)
Distributions to noncontrolling interest	—	—	—	(242)	—	(242)
Dividends paid on Class A and Class B Common Stock	(19,392)	—	—	—	168	(19,224)
Repayment of notes and capital leases to affiliates	(425)	—	(1,281)	—	—	(1,706)
Increase (decrease) in intercompany payables	94,693	16,391	(124,526)	12,167	1,275	—
Net cash flows from (used in) financing activities	19,789	80,482	(126,098)	9,036	3,251	(13,540)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	29,563	(605)	(122)	—	28,836
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,602	—	21,695
CASH AND CASH EQUIVALENTS, end of period	$—	$34,634	$417	$15,480	$—	$50,531

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(10,068)	$(47,501)	$122,426	$(4,761)	$(357)	$59,739
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(563)	(2,481)	(1,618)	—	(4,662)
Purchase of alarm monitoring contracts	—	—	—	(3,391)	—	(3,391)
Distributions from investments	—	—	—	143	—	143
Investments in equity and cost method investees	(2,000)	—	—	(4,362)	—	(6,362)
Decrease in restricted cash	—	41,953	98	—	—	42,051
Loans to affiliates	(68)	—	—	—	—	(68)
Proceeds from loans to affiliates	70	—	—	—	—	70
Net cash flows (used in) from investing activities	(1,998)	41,390	(2,383)	(9,228)	—	27,781

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	9,025	—	9,025
Repayments of notes payable, commercial bank financing and capital leases	(39,732)	(24,499)	(140)	(10,240)	—	(74,611)
Payments for deferred financing costs	—	(1,228)	—	—	—	(1,228)
Distributions to noncontrolling interest	—	—	—	(37)		(37)
Repayments of notes and capital leases to affiliates	(369)	—	(1,130)	—	—	(1,499)
Increase (decrease) in intercompany payables	52,167	50,093	(118,680)	16,063	357	—
Net cash flows from (used in) financing activities	12,066	24,366	(119,950)	14,811	357	(68,350)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	18,255	93	822	—	19,170
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$28,619	$310	$13,465	$—	$42,394

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

•                  the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the potential reallocation of our broadcasting spectrum;

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

•                  changes in the makeup of the population in the areas where stations are located;

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

The following table sets forth certain operating data for the three and six months ended June 30, 2011 and 2010:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statement of Operations Data:
Net broadcast revenues (a)	$159,259	$158,709	$315,118	$306,631
Revenues realized from station barter arrangements	18,498	17,985	35,720	32,761
Other operating divisions revenues	8,830	6,497	15,236	11,264
Total revenues	186,587	183,191	366,074	350,656

Station production expenses	42,917	38,645	85,262	74,563
Station selling, general and administrative expenses	30,192	30,554	60,754	61,196
Expenses recognized from station barter arrangements	16,531	15,748	32,258	28,979
Amortization of program contract costs and net realizable value adjustments	12,666	15,303	25,284	31,217
Depreciation and amortization expenses (b)	11,887	13,298	24,495	27,178
Other operating divisions expenses	7,763	6,433	14,266	12,109
Corporate general and administrative expenses	7,073	7,250	15,737	13,827
Operating income	57,558	55,960	108,018	101,587

Interest expense and amortization of debt discount and deferred financing costs	(24,628)	(28,132)	(53,508)	(56,895)
Loss from extinguishment of debt	(3,478)	(149)	(4,402)	(438)
Income (loss) from equity and cost method investees	815	(1,024)	826	(481)
Gain on insurance settlement	—	—	1,723	—
Other income, net	585	539	1,054	1,183
Income from continuing operations before income taxes	30,852	27,194	53,711	44,956
Income tax provision	(12,476)	(10,516)	(20,501)	(17,465)
Income from continuing operations	18,376	16,678	33,210	27,491
Discontinued operations:
Income from discontinued operations, net of taxes	101	274	394	455
Net income	18,477	16,952	33,604	27,946
Net loss attributable to the noncontrolling interests	102	321	254	847
Net income attributable to Sinclair Broadcast Group	$18,579	$17,273	$33,858	$28,793

Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.23	$0.22	$0.42	$0.36
Basic earnings per share	$0.23	$0.22	$0.42	$0.36
Diluted earnings per share from continuing operations	$0.23	$0.21	$0.42	$0.36
Diluted earnings per share	$0.23	$0.21	$0.42	$0.36

Balance Sheet Data:	June 30, 2011	December 31, 2010

Cash and cash equivalents	$50,531	$21,695
Total assets	$1,497,298	$1,485,924
Total debt (c)	$1,187,024	$1,190,998
Total equity (deficit)	$(135,307)	$(157,082)

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

Executive Overview — financial events since March 31, 2011.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2011 and 2010, including comparisons between quarters and expectations for the three months ended September 30, 2011.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and six months ended June 30, 2011.

EXECUTIVE OVERVIEW

Second Quarter 2011 Events

•                  In April, we redeemed, in full, the outstanding $70.0 million aggregate principal amount of our 6.0% Notes;

•                  In April, we reached an agreement with Comcast Corporation for a multi-year retransmission consent agreement for the continued carriage of the 36 stations in 22 markets owned and/or operated by us or to which we provide sales services;

•                  In April, we entered into a multi-year retransmission consent agreement with Cox Communications for continued carriage of the eight stations owned and/or operated by us in five markets;

•                  In May, our Board of Directors declared a quarterly common stock dividend of $0.12 per share; and

•                  In May, we purchased the Ring of Honor wrestling franchise.

Other

•                  In July, we entered into a renewal of 10 affiliation agreements with The CW (CW) which represents all of the CW affiliates which we own, program or provide sales services to, effective September 1, 2011 and expiring August 31, 2016.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2011 and 2010 refer to the three months ended June 30, 2011 and 2010, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30, and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our broadcast revenues from continuing operations, net of agency commissions, for the three and six months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Local revenues:
Non-political	$122.8	$116.6	5.3%	$243.4	$228.7	6.4%
Political	0.3	0.6	(a)	0.5	0.9	(a)
Total local	123.1	117.2	5.0%	243.9	229.6	6.2%
National revenues:
Non-political	35.3	38.3	(7.8)%	69.9	72.5	(3.6)%
Political	0.9	3.2	(a)	1.3	4.5	(a)
Total national	36.2	41.5	(12.8)%	71.2	77.0	(7.5)%
Total net broadcast revenues	$159.3	$158.7	0.4%	$315.1	$306.6	2.8%

(a)          Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  When comparing the second quarter 2011 to the same period in 2010, we showed increases in advertising revenues generated from the direct response, retail/department stores, automotive and medical sectors.  However, advertising revenues in the political, media, home products, telecommunications and services sectors showed a decrease between the second quarter 2011 and the same period in 2010.  Automotive, which typically is our largest category, represented 19.6% of the second quarter’s net time sales and was up 2.4% in the second quarter 2011 compared to the same period in 2010.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales which includes any network compensation for the three and six months ended June 30, 2011 and 2010:

	# of	Percent of Net Time Sales for the Three months ended June 30,		Net Time Sales Percent	Percent of Net Time Sales for the Six months ended June 30,		Net Time Sales Percent
	Stations	2011	2010	Change	2011	2010	Change
FOX	20	47.1%	46.8%	(2.1)%	48.2%	47.1%	2.9%
ABC	9	20.8%	20.6%	(1.8)%	19.6%	19.9%	(0.4)%
MyNetworkTV	16	15.7%	15.4%	(1.1)%	15.6%	15.8%	(0.6)%
The CW	10	12.3%	13.5%	(11.0)%	12.7%	13.6%	(5.8)%
CBS	2	2.8%	3.0%	(7.2)%	2.8%	2.8%	(1.6)%
NBC	1	0.5%	0.6%	(21.7)%	0.5%	0.6%	(17.8)%
Digital	(a)	0.8%	0.1%	461.4%	0.6%	0.2%	323.6%
Total	58

(a)          We broadcast programming from network affiliations or program service arrangements with TheCoolTV, The Country Network, MyNetworkTV, This TV and Estrella on 69 channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues decreased by $2.6 million to $1.2 million for the second quarter 2011 when compared to the same period in 2010.  For the six months ended June 30, 2011, political revenues decreased by $3.6 million to $1.8 million when compared to the same period in 2010.  Political revenues are typically higher in election years such as 2010.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $6.2 million for the second quarter 2011 when compared to 2010.  The increase was primarily driven by increased retransmission revenues from MVPDs.  For the six months ended June 30, 2011, our local broadcast revenues, excluding political revenues were up $14.7 million.  The increase is due to an increase in retransmission revenues from MVPDs and an increase in advertising spending particularly in the automotive sector, as well as an increase due to a change in networks for the Super Bowl programming from NBC to FOX.

National Revenues.  Our national broadcast revenues, excluding political revenues and including national time sales and other national revenues, were down $3.0 million for the second quarter 2011 compared to same period in 2010.  For the six months ended June 30, 2011 when compared to the same period in 2010, our national broadcast revenues were down $2.6 million.  This was primarily due to a decrease in advertising spending by other media advertisers, such as the telecommunications sector.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three and six months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change (Increase/			Percent Change (Increase/
	2011	2010	(Decrease))	2011	2010	(Decrease))

Station production expenses	$42.9	$38.6	11.1%	$85.3	$74.6	14.3%
Station selling, general and administrative expenses	$30.2	$30.6	(1.3)%	$60.8	$61.2	(0.7)%
Amortization of program contract costs and net realizable value adjustments	$12.7	$15.3	(17.0)%	$25.3	$31.2	(18.9)%
Corporate general and administrative expenses	$6.2	$6.4	(3.1)%	$13.8	$12.3	12.2%
Gain on insurance settlement	$—	$—	—%	$1.7	$—	100.0%

Station production expenses.  Station production expenses increased during the second quarter 2011 and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense, increased promotional advertising expenses and increased rating service fees due to annual scheduled rate increases.  Additionally, news profit share expenses increased due to better news performance which resulted in higher payments to our news share partners.

Station selling, general and administrative expense.  Station selling, general and administrative expenses decreased during the second quarter 2011 compared to the same period in 2010, primarily due to lower executive bonuses, decreases in bad debt expense and decreased national sales agency and local commissions costs.

Station selling, general and administrative expenses decreased during the six months ended June 30, 2011 compared to the same period in 2010 primarily due to lower executive bonuses, decreases in bad debt expense from improved collection efforts and decreased national sales agency costs.

We expect station production and station selling, general and administrative expenses in third quarter 2011 to remain flat compared to second quarter 2011.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the second quarter 2011 and for the six months ended June 30, 2011 compared to the same period in 2010.  Over the past few years we have purchased barter and short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to trend slightly higher in third quarter 2011 compared to second quarter 2011.

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

OTHER OPERATING DIVISIONS SEGMENT

Triangle Sign & Service, LLC. (Triangle), a sign designer/fabricator, real estate ventures and other nominal businesses make up our other operating divisions segment.  Revenues for our other operating divisions increased $2.3 million to $8.8 million during the second quarter 2011 compared to $6.5 million during the same period in 2010.  For the six months ended June 30, 2011, revenues for our other operating divisions increased $3.9 million to $15.2 million compared to $11.3 million during the same period in 2010.  The increase is primarily due to increases in Triangle’s sign and service contract volume and improved leasing activity for our consolidated real estate ventures.  Expenses including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense increased $1.3 million to $8.7 million during the second quarter 2011 compared to $7.4 million during the same period in 2010.  For the six months ended June 30, 2011, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items such as interest expense increased $2.1 million to $16.1 million compared to $14.0 during the same period in 2010.  This increase was in correlation with the increase in revenue activity.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the six months ended June 30, 2011, we recorded income of $0.5 million related to our real estate ventures and income of $0.3 million related to certain private investment funds.  During the six months ended June 30, 2010, we recorded income of $0.8 million related to certain private investment funds and a loss of $1.3 million related to our real estate ventures.

A portion of the operating results of Alarm Funding Associates, LLC, a regional security alarm operating and bulk acquisition company, are included in discontinued operations in our consolidated results of operations.  The results of Alarm Funding operations on a whole have increased due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change (Increase/			Percent Change (Increase/
	2011	2010	(Decrease))	2011	2010	(Decrease))
Corporate general and administrative expenses	$0.6	$0.6	—%	$1.3	$1.1	18.2%
Interest expense	$24.3	$28.0	(13.2)%	$52.8	$56.6	(6.7)%
Loss from extinguishment of debt	$(3.5)	$(0.1)	3,400.0%	$(4.4)	$(0.4)	1,000.0%
Income tax provision	$(12.5)	$(10.5)	19.0%	$(20.5)	$(17.5)	17.1%

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

Corporate general and administrative expenses increased for the six months ended 2011 compared to the same period in 2010.  This is primarily due to an increase in employee bonuses, stock-based compensation from the issuance of stock-settled appreciation rights, the issuance of restricted and unrestricted common stock, an increase in workers compensation expense and an increase in legal fees.  These increases were partially offset by a decrease in satellite costs and lower health and other insurance costs.

We expect corporate general and administrative expenses to remain flat in the third quarter 2011 compared to second quarter 2011.

Interest expense.  Interest expense has decreased primarily due to our amending and restating the Bank Credit Agreement in third quarter 2010 and the first quarter 2011, the redemption of our 8.0% Notes in fourth quarter 2010, our 6.0% Notes in 2010 and second quarter 2011.  We expect interest expense to slightly decrease in third quarter 2011 compared to second quarter 2011.

Loss from extinguishment of debt.   During the six months ended June 30, 2011, we amended our Bank Credit Agreement and paid down a portion of our Term Loan B resulting in a loss of $0.9 million from extinguishment of debt.  Additionally, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes resulting in a loss of $3.5 million.  We used the proceeds from our Term Loan A to pay for the redemption.

During the six months ended June 30, 2010, through a combination of tender offers and the exercise of holder put rights, we redeemed $14.3 million and $22.3 million of our 4.875% and 3.0% Notes, respectively, resulting in a loss on extinguishment of $0.2 million and $0.1 million, respectively.  Additionally, we repurchased, in the open market, $6.1 million in principal amount of our 6.0% Notes, resulting in a loss of $0.1 million from extinguishment of debt.

Income tax provision.  The effective tax rate for the three months ended June 30, 2011 including the effects of the noncontrolling interest was a provision of 40.3% as compared to a provision of 38.2% during the same period in 2010.  The increase in the effective tax rate for the three months ended June 30, 2011 as compared to the same period in 2010 is primarily due to a greater valuation allowance on deferred tax assets provided for in 2011.

The effective tax rate for the six months ended June 30, 2011 including the effects of the noncontrolling interest was a provision of 38.0% as compared to a provision of 38.1% during the same period in 2010

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $50.5 million in cash and cash equivalent balances and working capital of approximately $69.0 million.  Cash generated by our operations and availability under the Revolving Credit Facility are used as our primary source of liquidity.  As of June 30, 2011, we had $75.4 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.  We used the proceeds from our Term Loan A to pay for the redemption.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and six months ended June 30, 2011 and 2010 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net cash flows from operating activities	$13.3	$23.8	$67.8	$59.7

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(14.6)	$(2.9)	$(20.7)	$(4.7)
Decrease in restricted cash	—	15.5	5.1	42.1
Dividends and distributions from cost method investees	0.5	0.1	1.3	0.1
Purchase of alarm monitoring contracts	(2.7)	(2.2)	(4.4)	(3.4)
Investments in equity and cost method investees	(0.2)	(3.4)	(8.3)	(6.4)
Other	(0.2)	—	1.6	0.1
Net cash flows (used in) from investing activities	$(17.2)	$7.1	$(25.4)	$27.8
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$4.6	$4.2	$133.0	$9.0
Repayments of notes payable, commercial bank financing and capital leases	(62.9)	(44.2)	(124.6)	(74.6)
Payments for deferred financing costs	(0.1)	—	(4.4)	(1.2)
Dividends paid on Class A and Class B Common Stock	(9.6)	—	(19.2)	—
Other	(0.9)	(0.8)	1.7	(1.6)
Net cash flows used in financing activities	$(68.9)	$(40.8)	$(13.5)	$(68.4)

Operating Activities

Net cash flows from operating activities decreased during the second quarter 2011 compared to the same period in 2010.  The primary reason for the decrease was due to an increase in cash paid for interest and interest on accretion of debt discount in the second quarter 2011 compared to the same period in 2010.

Net cash flows from operating activities increased during the six months ended June 30, 2011 compared to the same period in 2010.  This increase was primarily the result of less cash paid for program contracts.

We expect program payments to decrease in the third quarter 2011 compared to the second quarter 2011.  We expect net interest expense to slightly decrease in the third quarter 2011 compared to the second quarter 2011.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities increased during the second quarter 2011 compared to the same period in 2010.  During the second quarter 2011, we increased capital expenditures primarily for news operations and upgrades to our master control systems in order to upgrade these operations to high definition (HD).  As of June 30, 2011, four out of the 12 markets with news were broadcasting in HD and 11 out of 35 markets had HD master control operations.  We are planning to add HD news broadcasts in three additional markets and HD master control operations in 10 additional markets over the next several months.

With the exception of restricted cash, net cash flows used in investing activities increased during the six months ended June 30, 2011 compared to the same period in 2010.  We made additional equity investments primarily in real estate and increased capital expenditures primarily for news operations and upgrades to our master control systems.  We decreased our investment in restricted cash at the expiration of the put period for the 4.875% Notes and used the cash to pay down our debt balance pursuant to our Bank Credit Agreement.

In third quarter 2011, we anticipate incurring less capital expenditures than incurred in the second quarter 2011.

Financing Activities

Net cash flows used in financing activities increased in the second quarter 2011 compared to the same period in 2010.  This was primarily due to an increase in our debt repayments in second quarter 2011 compared to the same period in 2010 and the quarterly stock dividend paid in second quarter 2011.

Net cash flows used in financing activities decreased during the six months ended June 30, 2011 compared to the same period in 2010.  In first quarter 2011, we amended our Bank Credit Agreement resulting in a new Term Loan A of $115.0 million and reducing our Term Loan B by $45.0 million.  In February 2011, our Board of Directors reinstated a quarterly common stock dividend of $0.12 per share and in May 2011, our Board of Directors declared a $0.12 per share common stock dividend.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 15, 2011, we entered into an amendment of our Bank Credit Agreement.  The amendment includes a new Term Loan A of $115.0 million.  Under the amendment, we paid down $45.0 million of the outstanding $270.0 million balance under the Term Loan B.  The Term Loan B will bear interest at LIBOR plus 3.0% with a 1.0% floor.  The Term Loan A will bear interest at LIBOR plus 2.25%.  Any outstanding amounts accrue interest with a variable rate and therefore increases our risk to rising interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2011.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2011, we completed the redemption of all $70.0 million of the outstanding 6.0% Notes, which were convertible into our Class A Common Stock.  The redemption was effected in accordance with the terms of the indenture governing the 6.0% Notes at 100% of the face value of such notes plus accrued and unpaid interest.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2011.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.