Form 10-Q
period 2011-09-30
SINCLAIR BROADCAST GROUP INC
filed 2011-11-04
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of October 28, 2011
Class A Common Stock	52,021,859
Class B Common Stock	28,933,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of September 30, 2011	As of December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,367	$21,974
Current portion of restricted cash	—	5,058
Accounts receivable, net of allowance for doubtful accounts of $2,918 and $3,242, respectively	114,771	121,283
Affiliate receivable	79	88
Current portion of program contract costs	48,458	37,000
Prepaid expenses and other current assets	8,244	6,064
Deferred barter costs	3,068	3,156
Deferred tax assets	9,658	9,658
Total current assets	245,645	204,281

PROGRAM CONTRACT COSTS, less current portion	19,063	8,729
PROPERTY AND EQUIPMENT, net	276,670	272,231
RESTRICTED CASH, less current portion	20,224	223
GOODWILL	660,117	660,017
BROADCAST LICENSES	47,002	47,375
DEFINITE-LIVED INTANGIBLE ASSETS, net	178,030	184,652
OTHER ASSETS	117,099	108,416
Total assets	$1,563,850	$1,485,924

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,970	$5,952
Accrued liabilities	88,318	68,071
Income taxes payable	4,985	298
Current portion of notes payable, capital leases and commercial bank financing	26,559	19,556
Current portion of notes and capital leases payable to affiliates	2,926	3,196
Current portion of program contracts payable	71,394	68,301
Deferred barter revenues	2,747	2,522
Total current liabilities	199,899	167,896

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,156,757	1,169,740
Notes payable and capital leases to affiliates, less current portion	17,330	19,573
Program contracts payable, less current portion	33,670	29,593
Deferred tax liabilities	235,413	210,335
Other long-term liabilities	46,139	45,869
Total liabilities	1,689,208	1,643,006

EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,005,622 and 50,284,052 shares issued and outstanding, respectively	520	503
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 and 30,083,819 shares issued and outstanding, respectively, convertible into Class A Common Stock	289	301
Additional paid-in capital	617,584	609,640
Accumulated deficit	(747,793)	(771,953)
Accumulated other comprehensive loss	(3,792)	(3,914)
Total Sinclair Broadcast Group shareholders’ deficit	(133,192)	(165,423)
Noncontrolling interests	7,834	8,341
Total deficit	(125,358)	(157,082)
Total liabilities and equity (deficit)	$1,563,850	$1,485,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Station broadcast revenues, net of agency commissions	$151,701	$158,809	$466,819	$465,440
Revenues realized from station barter arrangements	17,512	17,812	53,232	50,573
Other operating divisions revenues	11,655	9,831	32,073	25,618
Total revenues	180,868	186,452	552,124	541,631
OPERATING EXPENSES:
Station production expenses	41,493	38,619	126,755	113,182
Station selling, general and administrative expenses	31,341	32,230	92,095	93,426
Expenses recognized from station barter arrangements	15,815	15,716	48,073	44,695
Amortization of program contract costs and net realizable value adjustments	12,833	15,945	38,117	47,162
Other operating divisions expenses	9,369	7,902	26,102	22,259
Depreciation of property and equipment	7,602	9,022	23,523	27,744
Corporate general and administrative expenses	5,789	6,236	21,526	20,063
Amortization of definite-lived intangible assets	4,393	4,687	14,201	14,087
Total operating expenses	128,635	130,357	390,392	382,618
Operating income	52,233	56,095	161,732	159,013
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(24,463)	(31,349)	(78,564)	(88,700)
Loss from extinguishment of debt	(117)	(3,939)	(4,519)	(4,377)
Income (loss) from equity and cost method investments	2,080	(1,997)	2,906	(2,478)
Gain on insurance settlement	—	—	1,723	—
Other income, net	583	557	1,658	1,767
Total other expense	(21,917)	(36,728)	(76,796)	(93,788)
Income from continuing operations before income taxes	30,316	19,367	84,936	65,225
INCOME TAX PROVISION	(10,875)	(5,154)	(31,701)	(22,932)
Income from continuing operations	19,441	14,213	53,235	42,293
DISCONTINUED OPERATIONS:
Loss from discontinued operations, includes income tax provision of $110, $68, $300 and $202, respectively	(110)	(68)	(300)	(202)
NET INCOME	19,331	14,145	52,935	42,091
Net (income) loss attributable to the noncontrolling interests	(93)	131	161	978
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$19,238	$14,276	$53,096	$43,069
Dividends declared per share	$0.12	$—	$0.36	$—

BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings per share from continuing operations	$0.24	$0.18	$0.66	$0.54
Earnings per share	$0.24	$0.18	$0.66	$0.54
Weighted average common shares outstanding	80,940	80,344	80,812	80,204
Weighted average common and common equivalent shares outstanding	81,195	80,627	81,068	80,480

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$19,348	$14,344	$53,396	$43,271
Loss from discontinued operations, net of tax	(110)	(68)	(300)	(202)
Net income	$19,238	$14,276	$53,096	$43,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$19,331	$14,145	$52,935	$42,091
Amortization of net periodic pension benefit costs, net of taxes	41	72	122	217
Comprehensive income	19,372	14,217	53,057	42,308
Comprehensive (income) loss attributable to the noncontrolling interests	(93)	131	161	978
Comprehensive income attributable to Sinclair Broadcast Group	$19,279	$14,348	$53,218	$43,286

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

BALANCE, December 31, 2010	$503	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)
Dividends declared on Class A and Class B Common Stock	—	—	—	(28,936)	—	—	(28,936)
Class A Common Stock issued pursuant to employee benefit plans	5	—	5,465	—	—	—	5,470
Class B Common Stock converted into Class A Common Stock	12	(12)	—	—	—	—	—
Class A Common Stock sold by variable interest entity	—	—	1,808	—	—	—	1,808
Tax benefit on share based awards	—	—	671	—	—	—	671
Distributions to noncontrolling interest	—	—	—	—	—	(346)	(346)
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	122	—	122
Net income (loss)	—	—	—	53,096	—	(161)	52,935
BALANCE, September 30, 2011	$520	$289	$617,584	$(747,793)	$(3,792)	$7,834	$(125,358)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$52,935	$42,091
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of deferred financing cost	4,423	4,068
Stock based compensation	4,226	3,678
Depreciation of property and equipment	23,725	27,938
Recognition of deferred revenue	(14,662)	(18,039)
Amortization of definite-lived intangible and other assets	14,201	14,087
Amortization of program contract costs and net realizable value adjustments	38,117	47,162
Original debt issuance discount paid on extinguishment of debt	(13,662)	(4,148)
Deferred tax provision	25,299	21,749
Change in assets and liabilities:
Decrease in accounts receivable, net	3,454	757
Increase in income taxes receivable	—	(499)
Increase in prepaid expenses and other current assets	(1,429)	(731)
(Increase) decrease in other assets	(353)	4,230
Increase in accounts payable and accrued liabilities	32,640	25,918
Increase in income taxes payable	5,359	—
Increase (decrease) in other long-term liabilities	2,277	(57)
Payments on program contracts payable	(52,739)	(69,080)
Other, net	4,539	7,811
Net cash flows from operating activities	128,350	106,935
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(26,794)	(9,798)
Acquisition of intangibles	(242)	—
Purchase of alarm monitoring contracts	(6,930)	(7,656)
(Increase) decrease in restricted cash	(14,943)	59,539
Dividends and distributions from equity and cost method investees	2,632	894
Investments in equity and cost method investees	(9,414)	(10,509)
Purchase of investments	(4,820)	—
Proceeds from insurance settlement	1,736	—
Proceeds from the sale of assets	66	—
Proceeds from sale of equity investment	1,166	—
Loans to affiliates	(143)	(102)
Proceeds from loans to affiliates	152	115
Net cash flows (used in) from investing activities	(57,534)	32,483
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	136,349	33,056
Repayments of notes payable, commercial bank financing and capital leases	(135,150)	(150,423)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.7 million and $0 million, respectively	1,730	—
Dividends paid on Class A and Class B Common Stock	(28,936)	—
Payments for deferred financing costs	(4,365)	(1,304)
Proceeds from Class A Common Stock sold by variable interest entity	1,808	—
Noncontrolling interests distributions	(346)	(175)
Repayments of notes and capital leases to affiliates	(2,513)	(2,299)
Net cash flows used in financing activities	(31,423)	(121,145)
NET INCREASE IN CASH AND CASH EQUIVALENTS	39,393	18,273
CASH AND CASH EQUIVALENTS, beginning of period	21,974	23,224
CASH AND CASH EQUIVALENTS, end of period	$61,367	$41,497

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below, as necessary.

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

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of each of our consolidated VIEs can only be used to settle the obligations of such VIE.  All the liabilities of, including debt held by, our VIEs are non-recourse to us.  However, our senior secured credit facility (Bank Credit Agreement) contains cross-default provisions with the VIE debt of Cunningham Broadcasting Corporation (Cunningham).  See Note 5, Related Person Transactions for more information.

We have entered into Local Marketing Agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of September 30, 2011.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the Federal Communications Commission (FCC) license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contains certain cross-default provisions with Cunningham whereby a default by Cunningham caused by insolvency would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 5, Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the three months ended September 30, 2011 and 2010 are net revenues of $20.9 million and $22.5 million, respectively, that relate to LMAs with Cunningham.  For the nine months ended September 30, 2011 and 2010, Cunningham’s stations provided us with approximately $66.8 million and $67.8 million, respectively, of total revenue.

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

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets were as follows (in thousands):

	As of September 30, 2011	As of December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,730	$5,319
Income taxes receivable	6	—
Current portion of program contract costs	456	480
Prepaid expenses and other current assets	132	105
Total current asset	3,324	5,904

PROGRAM CONTRACT COSTS, less current portion	338	491
PROPERTY AND EQUIPMENT, net	6,885	7,461
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,208	4,183
DEFINITE-LIVED INTANGIBLE ASSETS, net	6,685	6,959
OTHER ASSETS	5,691	914
Total assets	$33,488	$32,269

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$37	$37
Accrued liabilities	268	773
Income taxes payable	—	44
Current portion of notes payable, capital leases and commercial bank financing	11,069	11,056
Current portion of program contracts payable	368	649
Total current liabilities	11,742	12,559

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	5,181	13,484
Program contracts payable, less current portion	215	190
Total liabilities	$17,138	$26,233

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMA and outsourcing agreements and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are quarterly payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under the LMA as of September 30, 2011 and December 31, 2010 which are excluded from liabilities above were $19.9 million and $11.7 million, respectively.  The total capital lease assets excluded from above were $7.7 million and $8.1 million as of September 30, 2011 and December 31, 2010, respectively.  The total capital lease liabilities excluded from above were $11.8 million and $11.9 million as of September 30, 2011 and December 31, 2010, respectively.  The risk and reward characteristics of the VIEs are similar.

We have investments in other real estate ventures and investment companies which are considered VIEs.  However, we do not participate in the management of these entities including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.  We account for these entities using the equity or cost method of accounting.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$8,241	$8,241	$7,769	$7,769
Investments in investment companies	25,815	25,815	24,872	24,872
Total	$34,056	$34,056	$32,641	$32,641

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $1.3 million and $0.6 million in the quarters ended September 30, 2011 and 2010, respectively.  We recorded income of $2.2 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of September 30, 2011 and December 31, 2010, our unfunded commitments related to private equity investment funds totaled $12.9 million and $14.9 million, respectively.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance with respect to goodwill impairment.  The amended guidance requires that step two of the goodwill impairment test be performed if the carrying amount of a reporting unit is zero or negative and it is more likely than not that a goodwill impairment exists based on any adverse qualitative factors including an evaluation of the triggering circumstances noted in the guidance.  The change is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  This guidance did not have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued the final Accounting Standards Update for goodwill impairment testing.  The standard allows an entity to first consider qualitative factors when deciding whether it is necessary to perform the current two-step goodwill impairment test.  An entity would need to perform step-one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The changes are effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We plan to adopt this new guidance in the fourth quarter of 2011 when completing our annual impairment analysis.  This guidance will impact how we perform our annual goodwill impairment testing and may change our related disclosures; however, we do not believe it will have a material impact on our consolidated financial statements.

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

In September 2011, we entered into a definitive agreement to purchase the assets of Four Points Media Group LLC (Four Points) for $200.0 million.  Four Points owns and operates seven stations in four markets.  We expect the transaction to close in first quarter 2012 subject to the approval of the FCC.  Pursuant to the Asset Purchase Agreement we were required to hold 10% of the purchase price in an escrow account.  As of September 30, 2011, $20.0 million in restricted cash classified as noncurrent relates to the acquisition of Four Points.

Additionally, under the terms of certain lease agreements, as of September 30, 2011 and December 31, 2010, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

We enter into multiple-deliverable revenue arrangements with multi-channel video programming distributors (MVPDs) that may include a combination of retransmission consent fees, advertising, and other marketing elements. We have determined that the retransmission consent fees and advertising elements have value on a standalone basis. The other marketing elements are not valued on a stand alone basis because they are immaterial to the overall arrangement.  We include the value of other marketing elements with the retransmission consent fee element.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2011 and 2010 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

Our effective income tax rate for the three and nine months ended September 30, 2011 and the nine months ended September 30, 2010 approximated the statutory rate. Our effective income tax rate for the three months ended September 30, 2010 was lower than the statutory rate primarily due to a $2.3 million benefit predominantly resulting from a change in estimate related to an increased deduction for the recovery of historical losses attributable to a disposition that took place in 2009.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

It is no longer our intent to divest a portion of Alarm Funding Associates, LLC (Alarm Funding) and therefore all of the operations and net assets of Alarm Funding have been classified as continuing operations in our consolidated financial statements as of September 30, 2011.  We have reclassified the net assets previously reported as held for sale in our December 31, 2010 consolidated balance sheet and the operations of Alarm Funding are classified as continuing operations in the consolidated statements of operations for the three and nine months ended September 30, 2010.

Subsequent events

In November 2011, we entered into a definitive agreement to purchase the broadcast assets of Freedom Communications (“Freedom”) for $385.0 million.  Freedom owns and operates eight stations in seven markets.  We expect the transaction to close late in the first quarter or early in the second quarter of 2012 subject to Freedom’s shareholder approval which must be obtained by November 8, 2011, approval by the FCC, and customary antitrust clearance.  Following receipt of antitrust approval of the transaction, which is expected to occur within thirty days, and prior to closing of the acquisition, we will operate the stations pursuant to an LMA.

2.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income or consolidated statements of cash flows.

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

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

Bank Credit Agreement

On January 15, 2011, the put right period for the 4.875% Notes, which mature on July 15, 2018, expired and no holders exercised their put rights.  Pursuant to our Bank Credit Agreement, the $5.1 million in restricted cash held to pay for the put of any 4.875% Notes was used towards reducing our debt balance in March 2011.  On January 15, 2011, the 4.875% Notes cash interest rate of 4.875% changed to 2.0% through maturity with the difference of 2.875% being accrued and then paid at maturity.  As of September 30, 2011, the face amount of the outstanding 4.875% Notes was $5.7 million.

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

8.375% Senior Notes due 2018

In September 2011, we repurchased, in the open market, $3.9 million principal amount of the 8.375% Senior Notes, due 2018 (the 8.375% Notes).  We recognized a loss on these extinguishments of $0.1 million.  As of September 30, 2011, the principal amount of the outstanding 8.375% Notes was $246.1 million.

4.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (Numerator)
Income from continuing operations	$19,441	$14,213	$53,235	$42,293
Income impact of assumed conversion of the 4.875% Notes, net of taxes	42	42	125	125
Net (income) loss attributable to noncontrolling interests included in continuing operations	(93)	131	161	978
Numerator for diluted earnings per common share from continuing operations	19,390	14,386	53,521	43,396
Loss from discontinued operations	(110)	(68)	(300)	(202)
Numerator for diluted earnings attributable to Sinclair Broadcast Group	$19,280	$14,318	$53,221	$43,194

Shares (Denominator)
Weighted-average common shares outstanding	80,940	80,344	80,812	80,204
Dilutive effect of stock-settled appreciation rights and stock options	1	28	2	21
Dilutive effect of 4.875% Notes	254	255	254	255
Weighted-average common and common equivalent shares outstanding	81,195	80,627	81,068	80,480

Potentially dilutive securities representing 1.0 million and 7.0 million shares of common stock for each of the three and nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the full redemption of our 6.0% Notes.  The net income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

5.              RELATED PERSON TRANSACTIONS

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  Since the end of our last fiscal year, we engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.5 million for the three months ended September 30,

2011 and 2010, respectively.  Lease payments made to these entities were $3.3 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $0.5 million for each of the three months ended September 30, 2011 and 2010 and $1.7 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively.  We received $0.1 million and $0.4 million for the three and nine months ended September 30, 2010 from Bay TV for certain equipment leases, which expired in 2010.

Cunningham Broadcasting Corporation.  We have options from trusts established by Carolyn C. Smith, the mother of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  As of September 30, 2011, Cunningham is the owner-operator and FCC licensee of: WNUV-TV in Baltimore, Maryland; WRGT-TV in Dayton, Ohio; WVAH-TV in Charleston, West Virginia; WTAT-TV in Charleston, South Carolina; WMYA-TV in Anderson, South Carolina; WTTE-TV in Columbus, Ohio; and WDBB-TV in Birmingham, Alabama.

In addition to the option agreement, we provide programming under LMA’s to Cunningham for airing on WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV, WTTE-TV and WDBB-TV.  In February 2011, Cunningham purchased the FCC license for WDBB-TV.  We have an LMA with WDBB-TV, which our counterparty assigned to Cunningham in conjunction with Cunningham’s purchase.

We made payments to Cunningham under the LMAs and other agreements of $4.1 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, we made payments to Cunningham of $12.5 million and $13.2 million, respectively, related to the LMAs.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of September 30, 2011, Cunningham was the sole material third-party licensee.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising time totaling less than $0.1 million for each of the three months ended September 30, 2011 and 2010.  We received payments for advertising time of $0.1 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.  We paid $0.4 million and $0.2 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, we paid fees of $1.0 million and $0.5 million, respectively, for vehicles and related vehicle services.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.1 million to Thomas & Libowitz for each of the three months ended September 30, 2011 and 2010.  For each of the nine months ended September 30, 2011 and 2010, we paid fees of $0.4 million to Thomas & Libowitz.

6.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 35 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $170.0 million and $166.4 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of September 30, 2011 and 2010, respectively.  We had $5.0 million and $4.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended September 30, 2011, and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, we had $14.7 million and $14.4 million, respectively, in intercompany interest expense.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

A portion of the operating results of Alarm Funding were previously included in discontinued operations in our consolidated results of operations.  It is no longer our intent to divest a portion of Alarm Funding and therefore all of the operations and net assets of Alarm Funding have been classified as continuing operations in our consolidated financial statements as of September 30, 2011.

Financial information for our operating segments are included in the following tables for the three and nine months ended September 30, 2011 and 2010 (in thousands).

For the three months ended September 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$169,213	$11,655	$—	$180,868
Depreciation of property and equipment	6,874	331	397	7,602
Amortization of definite-lived intangible assets and other assets	3,474	919	—	4,393
Amortization of program contract costs and net realizable value adjustments	12,833	—	—	12,833
General and administrative overhead expenses	5,019	265	505	5,789
Operating income (loss)	52,407	728	(902)	52,233
Interest expense	—	634	23,829	24,463
Income from equity and cost method investments	—	2,080	—	2,080

For the three months ended September 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$176,621	$9,831	$—	$186,452
Depreciation of property and equipment	8,220	321	481	9,022
Amortization of definite-lived intangible assets and other assets	3,961	726	—	4,687
Amortization of program contract costs and net realizable value adjustments	15,945	—	—	15,945
General and administrative overhead expenses	5,508	232	496	6,236
Operating income (loss)	56,468	605	(978)	56,095
Interest expense	—	551	30,798	31,349
Loss from equity and cost method investments	—	(1,997)	—	(1,997)

For the nine months ended September 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$520,051	$32,073	$—	$552,124
Depreciation of property and equipment	21,357	961	1,205	23,523
Amortization of definite-lived intangible assets and other assets	11,568	2,633	—	14,201
Amortization of program contract costs and net realizable value adjustments	38,117	—	—	38,117
General and administrative overhead expenses	18,837	863	1,826	21,526
Operating income (loss)	163,315	1,452	(3,035)	161,732
Interest expense	—	1,893	76,671	78,564
Income from equity and cost method investments	—	2,906	—	2,906

For the nine months ended September 30, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$516,013	$25,618	$—	$541,631
Depreciation of property and equipment	25,460	942	1,342	27,744
Amortization of definite-lived intangible assets and other assets	12,017	2,070	—	14,087
Amortization of program contract costs and net realizable value adjustments	47,162	—	—	47,162
General and administrative overhead expenses	17,771	675	1,617	20,063
Operating income (loss)	162,508	(530)	(2,965)	159,013
Interest expense	—	1,299	87,401	88,700
Loss from equity and cost method investments	—	(2,478)	—	(2,478)

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.0% Convertible Subordinated Debentures due 2012 (a)	$—	$—	$66,019	$70,385
4.875% Convertible Senior Notes due 2018	5,801	5,801	5,685	5,685
3.0% Convertible Senior Notes due 2027	5,400	5,400	5,400	5,400
8.375% Senior Notes due 2018	242,873	244,239	246,493	258,750
9.25% Senior Secured Second Lien Notes due 2017	488,705	525,520	487,724	544,690
Bank Credit Agreement, Term Loan A	115,000	114,713	—	—
Bank Credit Agreement, Term Loan B	217,597	219,187	264,352	273,240
Cunningham Bank Credit Facility	13,708	13,893	21,933	22,452
Active program contracts payable	105,064	96,967	97,894	89,145
Future program liabilities (b)	116,707	91,566	88,510	72,823

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

The fair value of our 8.375% Notes and 9.25% Notes is determined using quoted prices.  The carrying value of our 3.0% and 4.875% Notes approximates their fair value.  Our Term Loan A, Term Loan B and Cunningham’s bank credit facility are fair valued using Level 2 hierarchy inputs described above.

Our estimates of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants return and risk applicable to program contracts.

8.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes and was the primary obligor under the 8.0% Senior Subordinated Notes due 2012 (the 8.0% Notes) until they were fully redeemed in 2010.  Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of September 30, 2011 were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of September 30, 2011 our consolidated total debt of $1,179.3 million included $1,125.2 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,075.3 million.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries (guarantor subsidiaries), have fully and unconditionally guaranteed, subject to certain customary release provisions, all of STG’s obligations.  Those guarantees are joint and several.  There are certain contractual restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$45,690	$453	$15,224	$—	$61,367
Accounts and other receivables	36	131	109,670	5,155	(142)	114,850
Other current assets	2,087	5,133	58,109	4,370	(271)	69,428
Total current assets	2,123	50,954	168,232	24,749	(413)	245,645

Property and equipment, net	8,651	2,577	174,008	98,056	(6,622)	276,670

Investment in consolidated subsidiaries	—	572,787	—	—	(572,787)	—
Restricted cash — long-term	—	20,001	223	—	—	20,224
Other long-term assets	84,691	335,056	20,586	96,130	(400,301)	136,162
Total other long-term assets	84,691	927,844	20,809	96,130	(973,088)	156,386

Acquired intangible assets	—	—	826,815	69,582	(11,248)	885,149

Total assets	$95,465	$981,375	$1,189,864	$288,517	$(991,371)	$1,563,850

Accounts payable and accrued liabilities	$307	$35,534	$49,930	$7,703	$(2,186)	$91,288
Current portion of long-term debt	405	9,769	541	15,844	—	26,559
Current portion of affiliate long-term debt	965	—	1,961	45	(45)	2,926
Other current liabilities	(10)	—	78,741	395	—	79,126
Total current liabilities	1,667	45,303	131,173	23,987	(2,231)	199,899

Long-term debt	12,879	1,054,406	37,668	51,804	—	1,156,757
Affiliate long-term debt	7,663	—	9,668	241,735	(241,736)	17,330
Dividends in excess of investment in consolidated subsidiaries	159,804	—	—	—	(159,804)	—
Other liabilities	46,644	1,598	439,090	55,489	(227,599)	315,222
Total liabilities	228,657	1,101,307	617,599	373,015	(631,370)	1,689,208

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	617,584	19,663	291,988	50,030	(361,681)	617,584
Accumulated (deficit) earnings	(747,793)	(137,279)	281,941	(133,446)	(11,216)	(747,793)
Accumulated other comprehensive (loss) income	(3,792)	(2,316)	(1,674)	(1,082)	5,072	(3,792)
Total Sinclair Broadcast Group (deficit) equity	(133,192)	(119,932)	572,265	(84,498)	(367,835)	(133,192)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	7,834	7,834
Total liabilities and equity (deficit)	$95,465	$981,375	$1,189,864	$288,517	$(991,371)	$1,563,850

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,071	$1,022	$15,881	$—	$21,974
Restricted cash - current	—	5,058	—	—	—	5,058
Accounts and other receivables	43	99	115,615	5,765	(151)	121,371
Other current assets	1,477	5,492	46,231	2,962	(284)	55,878
Total current assets	1,520	15,720	162,868	24,608	(435)	204,281

Property and equipment, net	9,856	2,669	169,260	97,219	(6,773)	272,231

Investment in consolidated subsidiaries	—	609,737	—	—	(609,737)	—
Restricted cash — long term	—	—	223	—	—	223
Other long-term assets	79,184	318,137	10,207	89,956	(380,339)	117,145
Total other long-term assets	79,184	927,874	10,430	89,956	(990,076)	117,368

Acquired intangible assets	—	—	829,884	64,694	(2,534)	892,044

Total assets	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

Accounts payable and accrued liabilities	$512	$19,733	$46,734	$8,110	$(1,066)	$74,023
Current portion of long-term debt	363	3,300	391	15,502	—	19,556
Current portion of affiliate long-term debt	870	—	2,326	113	(113)	3,196
Other current liabilities	—	—	70,428	693	—	71,121
Total current liabilities	1,745	23,033	119,879	24,418	(1,179)	167,896

Long-term debt	79,091	995,269	38,098	57,282	—	1,169,740
Affiliate long-term debt	8,403	—	11,170	224,207	(224,207)	19,573
Dividends in excess of investment in consolidated subsidiaries	122,994	—	—	—	(122,994)	—
Other liabilities	43,750	1,709	394,192	47,154	(201,008)	285,797
Total liabilities	255,983	1,020,011	563,339	353,061	(549,388)	1,643,006

Common stock	804	—	10	282	(292)	804
Additional paid-in capital	609,640	123,695	445,577	78,637	(647,909)	609,640
Accumulated (deficit) earnings	(771,953)	(195,049)	165,316	(154,656)	184,389	(771,953)
Accumulated other comprehensive (loss) income	(3,914)	(2,394)	(1,800)	(847)	5,041	(3,914)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(165,423)	(73,748)	609,103	(76,584)	(458,771)	(165,423)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	8,341	8,341
Total liabilities and equity (deficit)	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$169,499	$13,583	$(2,214)	$180,868

Program and production	—	331	43,062	83	(1,983)	41,493
Selling, general and administrative	505	5,178	30,546	1,058	(157)	37,130
Depreciation, amortization and other operating expenses	397	121	38,432	11,030	32	50,012
Total operating expenses	902	5,630	112,040	12,171	(2,108)	128,635

Operating (loss) income	(902)	(5,630)	57,459	1,412	(106)	52,233

Equity in earnings of consolidated subsidiaries	19,456	35,862	—	—	(55,318)	—
Interest expense	(355)	(21,942)	(1,228)	(6,154)	5,216	(24,463)
Other income (expense)	1,563	5,285	(5,169)	928	(61)	2,546
Total other income (expense)	20,664	19,205	(6,397)	(5,226)	(50,163)	(21,917)

Income tax (provision) benefit	(523)	3,894	(14,457)	211	—	(10,875)
Loss from discontinued operations	—	(110)	—	—	—	(110)
Net income (loss)	19,239	17,359	36,605	(3,603)	(50,269)	19,331
Net income attributable to the noncontrolling interests	—	—	—	—	(93)	(93)
Net income (loss) attributable to Sinclair Broadcast Group	$19,239	$17,359	$36,605	$(3,603)	$(50,362)	$19,238

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$176,892	$12,023	$(2,463)	$186,452

Program and production	—	214	40,551	104	(2,250)	38,619
Selling, general and administrative	498	5,444	31,649	1,006	(131)	38,466
Depreciation, amortization and other operating expenses	481	105	43,255	9,422	9	53,272
Total operating expenses	979	5,763	115,455	10,532	(2,372)	130,357

Operating (loss) income	(979)	(5,763)	61,437	1,491	(91)	56,095

Equity in earnings of consolidated subsidiaries	16,409	32,631	—	—	(49,040)	—
Interest expense	(3,560)	(25,969)	(1,265)	(5,667)	5,112	(31,349)
Other income (expense)	882	2,086	(5,224)	(3,091)	(32)	(5,379)
Total other income (expense)	13,731	8,748	(6,489)	(8,758)	(43,960)	(36,728)

Income tax benefit (provision)	1,524	13,215	(21,475)	1,582	—	(5,154)
Loss from discontinued operations	—	—	(68)	—	—	(68)
Net income (loss)	14,276	16,200	33,405	(5,685)	(44,051)	14,145
Net loss attributable to the noncontrolling interests	—	—	—	—	131	131
Net income (loss) attributable to Sinclair Broadcast Group	$14,276	$16,200	$33,405	$(5,685)	$(43,920)	$14,276

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$520,893	$37,958	$(6,727)	$552,124

Program and production	—	958	131,677	254	(6,134)	126,755
Selling, general and administrative	1,830	18,962	90,440	2,738	(349)	113,621
Depreciation, amortization and other operating expenses	1,205	404	117,409	30,900	98	150,016
Total operating expenses	3,035	20,324	339,526	33,892	(6,385)	390,392

Operating (loss) income	(3,035)	(20,324)	181,367	4,066	(342)	161,732

Equity in earnings of consolidated subsidiaries	57,906	102,960	—	—	(160,866)	—
Interest expense	(2,934)	(69,463)	(3,717)	(17,851)	15,401	(78,564)
Gain on sales of securities	—	—	—	391	(391)	—
Other (expense) income	(793)	16,047	(14,818)	1,610	(278)	1,768
Total other income (expense)	54,179	49,544	(18,535)	(15,850)	(146,134)	(76,796)

Income tax benefit (provision)	1,953	22,647	(57,278)	977	—	(31,701)
Loss from discontinued operations	—	(300)	—	—	—	(300)
Net income (loss)	53,097	51,567	105,554	(10,807)	(146,476)	52,935
Net loss attributable to the noncontrolling interests	—	—	—	—	161	161
Net income (loss) attributable to Sinclair Broadcast Group	$53,097	$51,567	$105,554	$(10,807)	$(146,315)	$53,096

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$516,907	$32,496	$(7,772)	$541,631

Program and production	—	681	119,139	274	(6,912)	113,182
Selling, general and administrative	1,623	17,649	92,078	2,575	(436)	113,489
Depreciation, amortization and other operating expenses	1,342	303	127,597	26,734	(29)	155,947
Total operating expenses	2,965	18,633	338,814	29,583	(7,377)	382,618

Operating (loss) income	(2,965)	(18,633)	178,093	2,913	(395)	159,013

Equity in earnings of consolidated subsidiaries	50,692	94,189	—	—	(144,881)	—
Interest expense	(11,371)	(71,907)	(3,921)	(16,547)	15,046	(88,700)
Other income (expense)	2,058	12,453	(15,127)	(4,390)	(82)	(5,088)
Total other income (expense)	41,379	34,735	(19,048)	(20,937)	(129,917)	(93,788)

Income tax benefit (provision)	4,655	31,199	(62,030)	3,244	—	(22,932)
Loss from discontinued operations	—	—	(202)	—	—	(202)
Net income (loss)	43,069	47,301	96,813	(14,780)	(130,312)	42,091
Net loss attributable to the noncontrolling interests	—	—	—	—	978	978
Net income (loss) attributable to Sinclair Broadcast Group	$43,069	$47,301	$96,813	$(14,780)	$(129,334)	$43,069

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(14,407)	$(47,986)	$189,301	$3,213	$(1,771)	$128,350
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(403)	(25,126)	(1,265)	—	(26,794)
Acquisition of intangibles	—	—	—	(242)	—	(242)
Purchase of alarm monitoring contracts	—	—	—	(6,930)	—	(6,930)
Increase in restricted cash	—	(14,943)	—	—	—	(14,943)
Dividends and distributions from equity and cost method investments	—	—	—	2,632	—	2,632
Investment in equity and cost method investees	(2,000)	—	—	(7,414)	—	(9,414)
Purchase of investments	—	—	—	(4,820)	—	(4,820)
Proceeds from insurance settlement	—	—	1,736	—	—	1,736
Proceeds from sales of assets	—	—	56	10	—	66
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from sale of equity investment	—	—	—	1,166	—	1,166
Loans to affiliates	(143)	—	—	—	—	(143)
Proceeds from loans to affiliates	152	—	—	—	—	152
Net cash flows used in investing activities	(1,991)	(15,346)	(23,334)	(15,055)	(1,808)	(57,534)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	124,719	—	11,630	—	136,349
Repayments of notes payable, commercial bank financing and capital leases	(57,022)	(60,976)	(313)	(16,839)	—	(135,150)
Proceeds from exercise of stock options, including excess tax benefits of share based payments	1,730	—	—	—	—	1,730
Dividends paid on Class A and Class B Common Stock	(29,105)	—	—	—	169	(28,936)
Payments for deferred financing costs	—	(4,299)	—	(66)	—	(4,365)
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Noncontrolling interests distributions	—	—	—	(346)	—	(346)
Repayment of notes and capital leases to affiliates	(645)	—	(1,868)	—	—	(2,513)
Increase (decrease) in intercompany payables	101,440	44,507	(164,355)	16,806	1,602	—
Net cash flows from (used in) financing activities	16,398	103,951	(166,536)	11,185	3,579	(31,423)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	40,619	(569)	(657)	—	39,393
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,881	—	21,974
CASH AND CASH EQUIVALENTS, end of period	$—	$45,690	$453	$15,224	$—	$61,367

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(13,966)	$(59,095)	$183,105	$(589)	$(2,520)	$106,935
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,351)	(4,725)	(1,722)	—	(9,798)
Purchase of alarm monitoring contracts	—	—	—	(7,656)	—	(7,656)
Dividends and distributions from equity and cost method investments	709	—	—	185	—	894
Investments in equity and cost method investees	(2,000)	—	—	(8,509)	—	(10,509)
Decrease in restricted cash	—	59,342	197	—	—	59,539
Loans to affiliates	(102)	—	—	—	—	(102)
Proceeds from loans to affiliates	115	—	—	—	—	115
Net cash flows (used in) from investing activities	(1,278)	55,991	(4,528)	(17,702)	—	32,483

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	17,650	—	15,406	—	33,056
Repayments of notes payable, commercial bank financing and capital leases	(56,806)	(77,687)	(224)	(15,706)	—	(150,423)
Payments for deferred financing costs	—	(1,304)	—	—	—	(1,304)
Noncontrolling interests distributions	—	—	—	(175)	—	(175)
Repayments of notes and capital leases to affiliates	(559)	—	(1,740)	—	—	(2,299)
Increase (decrease) in intercompany payables	72,609	80,012	(176,597)	21,456	2,520	—
Net cash flows from (used in) financing activities	15,244	18,671	(178,561)	20,981	2,520	(121,145)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	15,567	16	2,690	—	18,273
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$25,931	$233	$15,333	$—	$41,497

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

General risks

•                  the impact of changes in international, national and regional economies and credit and capital markets;

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

•                  our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•                  our ability to successfully renegotiate retransmission consent agreements;

•                  our ability to renew our FCC licenses;

•                  our ability to obtain FCC approval, and in certain cases, customary antitrust clearance for the purchase of Four Points, Freedom Communications and any future acquisitions;

•                  our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

•                  our ability to successfully integrate any acquired businesses;

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

The following table sets forth certain operating data for the three and nine months ended September 30, 2011 and 2010:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statement of Operations Data:
Net broadcast revenues (a)	$151,701	$158,809	$466,819	$465,440
Revenues realized from station barter arrangements	17,512	17,812	53,232	50,573
Other operating divisions revenues	11,655	9,831	32,073	25,618
Total revenues	180,868	186,452	552,124	541,631

Station production expenses	41,493	38,619	126,755	113,182
Station selling, general and administrative expenses	31,341	32,230	92,095	93,426
Expenses recognized from station barter arrangements	15,815	15,716	48,073	44,695
Amortization of program contract costs and net realizable value adjustments	12,833	15,945	38,117	47,162
Depreciation and amortization expenses (b)	11,995	13,709	37,724	41,831
Other operating divisions expenses	9,369	7,902	26,102	22,259
Corporate general and administrative expenses	5,789	6,236	21,526	20,063
Operating income	52,233	56,095	161,732	159,013

Interest expense and amortization of debt discount and deferred financing costs	(24,463)	(31,349)	(78,564)	(88,700)
Loss from extinguishment of debt	(117)	(3,939)	(4,519)	(4,377)
Income (loss) from equity and cost method investees	2,080	(1,997)	2,906	(2,478)
Gain on insurance settlement	—	—	1,723	—
Other income, net	583	557	1,658	1,767
Income from continuing operations before income taxes	30,316	19,367	84,936	65,225
Income tax provision	(10,875)	(5,154)	(31,701)	(22,932)
Income from continuing operations	19,441	14,213	53,235	42,293
Discontinued operations:
Loss from discontinued operations, net of taxes	(110)	(68)	(300)	(202)
Net income	19,331	14,145	52,935	42,091
Net (income) loss attributable to the noncontrolling interests	(93)	131	161	978
Net income attributable to Sinclair Broadcast Group	$19,238	$14,276	$53,096	$43,069

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Earnings per share from continuing operations	$0.24	$0.18	$0.66	$0.54
Earnings per share	$0.24	$0.18	$0.66	$0.54

Balance Sheet Data:	September 30, 2011	December 31, 2010

Cash and cash equivalents	$61,367	$21,974
Total assets	$1,563,850	$1,485,924
Total debt (c)	$1,203,572	$1,212,065
Total equity (deficit)	$(125,358)	$(157,082)

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

Executive Overview — financial events since June 30, 2011.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2011 and 2010, including comparisons between quarters and expectations for the three months ended December 31, 2011.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and nine months ended September 30, 2011.

EXECUTIVE OVERVIEW

Third Quarter 2011 Events

•                  In August, our Board of Directors declared a quarterly common stock dividend of $0.12 per share;

•                  In July, we entered into a renewal of 10 affiliation agreements with The CW (CW) which represents all of the CW affiliates which we own, program or provide sales services to, effective September 1, 2011 and expiring August 31, 2016;

•                  In September 2011, we entered into a definitive agreement to purchase the assets of Four Points Media Group LLC (Four Points) for $200.0 million.  Four Points owns and operates seven stations in four markets.  We expect the transaction to close in first quarter 2012 subject to the approval of the FCC.  Effective October 1, 2011, we are providing television management services and working capital needs of the stations in consideration of both service fees and performance incentives through a local marketing agreement until the closing of the acquisition;

•                  In September 2011, we repurchased in the open market $3.9 million aggregate principal amount of our 8.375% Notes; and

•                  In September 2011, we extended our LMA for WTTA-TV in Tampa, Florida with Bay Television Inc. for an additional five years.

Other

•                  In October 2011, we repurchased in the open market $8.6 million aggregate principal amount of our 8.375% Notes;

•                  In October 2011, we extended our LMA for WNYS-TV in Syracuse, New York for an additional three years;

•                  In November 2011, our board of directors declared a dividend of $0.12 per share; and

•                  In November 2011, we entered into a definitive agreement to purchase the broadcast assets of Freedom Communications (“Freedom”) for $385.0 million.  Freedom owns and operates eight stations in seven markets.  We expect the transaction to close late in the first quarter or early in the second quarter of 2012 subject to Freedom’s shareholder approval which must be obtained by November 8, 2011, approval by the FCC, and customary antitrust clearance.  Following receipt of antitrust approval of the transaction, which is expected to occur within thirty days, and prior to closing of the acquisition, we will operate the stations pursuant to an LMA.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2011 and 2010 refer to the three months ended September 30, 2011 and 2010, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30, and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our broadcast revenues from continuing operations, net of agency commissions, for the three and nine months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Local revenues:
Non-political	$115.5	$111.9	3.2%	$358.9	$340.7	5.3%
Political	0.7	3.0	(a)	1.2	3.8	(a)
Total local	116.2	114.9	1.1%	360.1	344.5	4.5%
National revenues:
Non-political	33.8	37.1	(8.9)%	103.7	109.6	(5.4)%
Political	1.7	6.8	(a)	3.0	11.3	(a)
Total national	35.5	43.9	(19.1)%	106.7	120.9	(11.7)%
Total net broadcast revenues	$151.7	$158.8	(4.5)%	$466.8	$465.4	0.3%

(a)          Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  When comparing the third quarter 2011 to the same period in 2010, we showed increases in advertising revenues generated from the schools, retail/department stores, automotive and fast food sectors.  However, advertising revenues in the political, telecommunications, services, media and home products sectors showed a decrease between the third quarter 2011 and the same period in 2010.  Automotive, which typically is our largest category, represented 21.0% of the third quarter’s net time sales and was up 3.2% in the third quarter 2011 compared to the same period in 2010.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales which includes any network compensation for the three and nine months ended September 30, 2011 and 2010:

	# of		Percent of Net Time Sales for the Three months ended September 30,		Net Time Sales Percent	Percent of Net Time Sales for the Nine months ended September 30,		Net Time Sales Percent
	Stations		2011	2010	Change	2011	2010	Change
FOX	20		45.3%	44.3%	(4.6)%	47.3%	46.2%	0.4%
ABC	9		21.1%	21.5%	(8.7)%	20.1%	20.4%	(3.4)%
MyNetworkTV	16		17.1%	17.3%	(7.7)%	16.1%	16.3%	(3.2)%
The CW	10		12.8%	13.3%	(10.3)%	12.7%	13.5%	(7.4)%
CBS	2		2.8%	2.7%	(6.4)%	2.7%	2.8%	(3.2)%
NBC	1		0.5%	0.7%	(31.6)%	0.5%	0.7%	(22.9)%
Digital		(a)	0.4%	0.2%	210.3%	0.6%	0.1%	290.6%
Total	58

(a)          We broadcast programming from network affiliations or program service arrangements with TheCoolTV, The Country Network, MyNetworkTV, This TV and Estrella on 69 channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues decreased by $7.4 million to $2.4 million for the third quarter 2011 when compared to the same period in 2010.  For the nine months ended September 30, 2011, political revenues decreased by $10.9 million to $4.2 million when compared to the same period in 2010.  Political revenues are typically higher in election years such as 2010.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $3.6 million for the third quarter 2011 when compared to the same period in 2010.  The increase was primarily driven by increased retransmission revenues from MVPDs.  For the nine months ended September 30, 2011, our local broadcast revenues, excluding political revenues were up $18.2 million.  The increase is due to an increase in retransmission revenues from MVPDs and an increase in advertising spending particularly in the automotive sector, as well as an increase due to a change in networks for the Super Bowl programming from NBC to FOX.

National Revenues.  Our national broadcast revenues, excluding political revenues and including national time sales and other national revenues, were down $3.3 million for the third quarter 2011 compared to same period in 2010.  For the nine months ended September 30, 2011 when compared to the same period in 2010, our national broadcast revenues were down $5.9 million.  This was primarily due to a decrease in advertising spending by other media advertisers, such as the food/grocery and home products sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the three and nine months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change (Increase/			Percent Change (Increase/
	2011	2010	(Decrease))	2011	2010	(Decrease))

Station production expenses	$41.5	$38.6	7.5%	$126.8	$113.2	12.0%
Station selling, general and administrative expenses	$31.3	$32.2	(2.8)%	$92.1	$93.4	(1.4)%
Amortization of program contract costs and net realizable value adjustments	$12.8	$15.9	(19.5)%	$38.1	$47.2	(19.3)%
Corporate general and administrative expenses	$5.0	$5.5	(9.1)%	$18.8	$17.8	5.6%
Gain on insurance settlement	$—	$—	—%	$1.7	$—	100.0%

Station production expenses.  Station production expenses increased during the third quarter 2011 and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense, increased promotional advertising expenses and increased rating service fees due to annual scheduled rate increases.  Additionally, news profit share expenses increased due to better news performance which resulted in higher payments to our news share partners.

Station selling, general and administrative expense.  Station selling, general and administrative expenses decreased during the third quarter and nine months ended September 30, 2011 compared to the same period in 2010, primarily due to lower non-income based tax expense, lower sales management bonuses, and decreased national sales agency and local commissions costs.  These decreases were partially offset by an increase in bad debt expense.

We expect station production and station selling, general and administrative expenses in fourth quarter 2011 to increase compared to third quarter 2011.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during the third quarter 2011 and for the nine months ended September 30, 2011 compared to the same period in 2010.  Over the past few years we have purchased more barter and short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to trend higher in fourth quarter 2011 compared to third quarter 2011 due to cyclicality.

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

OTHER OPERATING DIVISIONS SEGMENT

Triangle Sign & Service, LLC (Triangle), a sign designer/fabricator, real estate ventures, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company and other nominal businesses make up our other operating divisions segment.  Revenues for our other operating divisions increased $1.9 million to $11.7 million during the third quarter 2011 compared to $9.8 million during the same period in 2010.  For the nine months ended September 30, 2011, revenues for our other operating divisions increased $6.5 million to $32.1 million compared to $25.6 million during the same period in 2010.  The increase is primarily due to increases in Triangle’s sign and service contract volume, the acquisition of new alarm monitoring contracts by Alarm Funding and improved leasing activity for our consolidated real estate ventures.  Expenses including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense increased $1.6 million to $11.3 million during the third quarter 2011 compared to $9.7 million during the same period in 2010.  For the nine months ended September 30, 2011, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense increased $4.4 million to $31.7 million compared to $27.3 during the same period in 2010.  This increase was in correlation with the increase in revenue activity.

A portion of the operating results of Alarm Funding were previously included in discontinued operations in our consolidated results of operations.  It is no longer our intent to divest a portion of Alarm Funding and therefore all of the operations and net assets of Alarm Funding have been classified as continuing operations in our consolidated financial statements as of September 30, 2011.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the nine months ended September 30, 2011, we recorded income of $1.4 million related to our real estate ventures including a $0.8 million gain on the sale of one of our real estate ventures and income of $1.5 million related to certain private investment funds.  During the nine months ended September 30, 2010, we recorded income of $1.9 million related to certain private investment funds and a loss of $4.4 million related to our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change (Increase/			Percent Change (Increase/
	2011	2010	(Decrease))	2011	2010	(Decrease))
Corporate general and administrative expenses	$0.5	$0.5	—%	$1.8	$1.6	12.5%
Interest expense	$23.8	$30.8	(22.7)%	$76.7	$87.4	(12.2)%
Loss from extinguishment of debt	$(0.1)	$(3.9)	(97.4)%	$(4.5)	$(4.3)	4.7%
Income tax provision	$(10.9)	$(5.2)	109.6%	$(31.7)	$(22.9)	38.4%

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

Corporate general and administrative expenses increased for the nine months ended September 30, 2011 compared to the same period in 2010.  This is primarily due to an increase in employee bonuses, stock-based compensation from the issuance of stock-settled appreciation rights and the issuance of restricted and unrestricted common stock.  These increases were partially offset by lower health and other insurance costs.

We expect corporate general and administrative expenses to increase in the fourth quarter 2011 compared to third quarter 2011.

Interest expense.  Interest expense has decreased primarily due to our amending and restating the Bank Credit Agreement in third quarter 2010 and the first quarter 2011, the redemption of our 8.0% Notes in fourth quarter 2010, our 6.0% Notes in 2010 and second quarter 2011.  We expect interest expense to slightly decrease in fourth quarter 2011 compared to third quarter 2011.

Loss from extinguishment of debt.   During the nine months ended September 30, 2011, we amended our Bank Credit Agreement and paid down a portion of our Term Loan B and repurchased certain of our 8.375% Notes resulting in a loss of $1.0 million from extinguishment of debt.  Additionally, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes resulting in a loss of $3.5 million.  We used the proceeds from our Term Loan A to pay for the redemption.

During the nine months ended September 30, 2010, through a combination of tender offers, the exercise of holder put rights and an open market repurchase, we redeemed $31.3 million and $22.3 million of our 4.875% and 3.0% Notes, respectively, resulting in a loss on extinguishment of $0.5 million and $0.1 million, respectively.  Additionally, we made a prepayment on our Term Loan B in second quarter 2010 and amended our Term Loan B in third quarter 2010 reducing by $65.6 million the principal amount outstanding of our Term Loan B, resulting in a loss of $3.1 million from extinguishment of debt.  Additionally, we repurchased, in the open market, $6.1 million in principal amount of our 6.0% Notes, resulting in a loss of $0.4 million from extinguishment of debt.

Income tax provision.  The effective tax rate for the three months ended September 30, 2011 including the effects of the noncontrolling interest was a provision of 36.3% as compared to a provision of 26.4% during the same period in 2010.  The increase in the effective tax rate for the three months ended September 30, 2011 as compared to the same period in 2010 is primarily due to a $2.3 million 2010 tax benefit predominantly resulting from a change in estimate related to an increased deduction for the recovery of historical losses attributable to a disposition that took place in 2009.

The effective tax rate for the nine months ended September 30, 2011 including the effects of the noncontrolling interest was a provision of 37.3% as compared to a provision of 34.6% during the same period in 2010. The increase in the effective tax rate for the nine months ended September 30, 2011 as compared to the same period in 2010 is primarily due to a $2.3 million 2010 tax benefit predominantly resulting from a change in estimate related to an increased deduction for the recovery of historical losses attributable to a disposition that took place in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $61.4 million in cash and cash equivalent balances and net working capital of approximately $45.7 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary source of liquidity.  As of September 30, 2011, we had $75.4 million of borrowing capacity available on our revolving credit facility and incremental term loan capacity of $300.0 million under our Bank Credit Agreement.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.  We used the proceeds from our Term Loan A to pay for the redemption.

In September and October 2011, we repurchased $3.9 million and $8.6 million aggregate principal amount, respectively, of our 8.375% Notes in the open market using cash on hand.

Sources and Uses of Cash

The following table sets forth our cash flows for the three and nine months ended September 30, 2011 and 2010 (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash flows from operating activities	$60.1	$46.8	$128.4	$106.9

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(6.1)	$(5.1)	$(26.8)	$(9.8)
Decrease in restricted cash	(20.0)	17.5	(14.9)	59.5
Dividends and distributions from cost method investees	1.3	0.8	2.6	0.9
Purchase of alarm monitoring contracts	(2.5)	(4.3)	(6.9)	(7.7)
Investments in equity and cost method investees	(1.1)	(4.1)	(9.4)	(10.5)
Other	(3.7)	(0.1)	(2.1)	0.1
Net cash flows (used in) from investing activities	$(32.1)	$4.7	$(57.5)	$32.5
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$3.4	$24.0	$136.4	$33.1
Repayments of notes payable, commercial bank financing and capital leases	(10.6)	(75.8)	(135.2)	(150.4)
Dividends paid on Class A and Class B Common Stock	(9.7)	—	(28.9)	—
Noncontrolling interests (distributions) contributions	(0.1)	(0.1)	(0.3)	(0.2)
Other	(0.9)	(0.9)	(3.4)	(3.6)
Net cash flows used in financing activities	$(17.9)	$(52.8)	$(31.4)	$(121.1)

Operating Activities

Net cash flows from operating activities increased during the third quarter 2011 compared to the same period in 2010.  The primary reason for the increase was due to a decrease in program payments and a decrease in cash paid for interest and interest on accretion of debt discount in the third quarter 2011, compared to the same period in 2010.

Net cash flows from operating activities increased during the nine months ended September 30, 2011 compared to the same period in 2010.  This increase was primarily the result of increased net income, less cash paid for program contracts and interest.

We expect program payments and interest expense to slightly decrease in the fourth quarter 2011 compared to the third quarter 2011.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities decreased during the third quarter 2011 compared to the same period in 2010.  During the third quarter 2011, we had less incremental contributions in our equity and cost method investments as well as purchases of alarm monitoring contracts. This was offset by an increase in other investments as well as an increase in capital expenditures.  We increased our investment in restricted cash during the third quarter 2011 pursuant to the Asset Purchase Agreement for Four Points which required us to deposit 10% of the purchase price in an escrow account.

With the exception of restricted cash, net cash flows used in investing activities increased during the nine months ended September 30, 2011 compared to the same period in 2010.  In 2011, we increased other investments and increased capital expenditures primarily for news operations and upgrades to our master control systems in order to upgrade these operations to high definition (HD).  As of September 30, 2011, six out of the 12 markets with news were broadcasting in HD and 16 out of 35 markets had HD master control operations.  We are planning to add HD news broadcasts in one additional market and HD master control operations in 6 additional markets over the next three months for news operations and upgrades to our master control systems.

In the nine months ended September 30, 2010, we used $59.5 million in restricted cash to pay for the tender offers of the 3.0% and 4.875% Notes, the put exercise of the 3.0% Notes and an open market repurchase of 4.875% Notes.  In the nine months ended September 30, 2011, we increased our restricted cash by $20.0 million related to the escrow requirement pursuant to the Four Points Asset Purchase Agreement.  In addition, we used the remaining proceeds from the sale of the 9.25% Notes, after the expiration of the put period for the 4.875% Notes, to reduce our overall debt balance.

In fourth quarter 2011, we anticipate incurring more capital expenditures than incurred in the third quarter 2011.

Financing Activities

Net cash flows used in financing activities decreased in the third quarter 2011 compared to the same period in 2010.  This was primarily due to a decrease in our debt repayments in third quarter 2011 compared to the same period in 2010. This was partially offset by the quarterly stock dividend paid in third quarter 2011.

Net cash flows used in financing activities decreased during the nine months ended September 30, 2011 compared to the same period in 2010.  In first quarter 2011, we amended our Bank Credit Agreement resulting in a new Term Loan A of $115.0 million and reducing our Term Loan B by $45.0 million.  In February 2011, our Board of Directors reinstated a quarterly common stock dividend of $0.12 per share and in May 2011 and August 2011, our Board of Directors declared a $0.12 per share common stock dividend.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As disclosed above under Liquidity and Capital Resources-Financing Activities, during first quarter 2011, we borrowed $115.0 million under the Term Loan A and used $45.0 million to pay down the Term Loan B.  On April 15, 2011, we used the remaining net proceeds to complete the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.  In September 2011, we repurchased, in the open market, $3.9 million face value of the 8.375% Notes.  There were no material changes outside the ordinary course of business to our contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

In September 2011, we entered into a definitive agreement to purchase the assets of Four Points Media Group LLC (Four Points) for $200.0 million.  Four Points owns and operates seven stations in four markets.  We expect the transaction to close in first quarter 2012 subject to the approval of the FCC.  Effective October 1, 2011, we are providing television management services and working capital needs of the stations in consideration of both service fees and performance incentives through a local marketing agreement until the closing of the acquisition.

In November 2011, we entered into a definitive agreement to purchase the broadcast assets of Freedom Communications (“Freedom”) for $385.0 million.  Freedom owns and operates eight stations in seven markets.  We expect the transaction to close late in the first quarter or early in the second quarter of 2012 subject to Freedom’s shareholder approval which must be obtained by November 8, 2011, approval by the FCC, and customary antitrust clearance.  Following receipt of antitrust approval of the transaction, which is expected to occur within thirty days, and prior to closing of the acquisition, we will operate the stations pursuant to an LMA.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 15, 2011, we entered into an amendment of our Bank Credit Agreement.  The amendment includes a new Term Loan A of $115.0 million.  Under the amendment, we paid down $45.0 million of the outstanding $270.0 million balance under the Term Loan B.  The Term Loan B will bear interest at LIBOR plus 3.0% with a 1.0% LIBOR floor.  The Term Loan A will bear interest at LIBOR plus 2.25%.  Any outstanding amounts accrue interest with a variable rate and therefore increase our risk to rising interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2011.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Asset Purchase Agreement dated September 8, 2011 between Four Points Media Group LLC and Sinclair Television Group, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of November 2011.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Asset Purchase Agreement dated September 8, 2011 between Four Points Media Group LLC and Sinclair Television Group, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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