Form 10-K
period 2011-12-31
SINCLAIR BROADCAST GROUP INC
filed 2012-03-02
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER:  000-26076

SINCLAIR BROADCAST GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1494660
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing sales price of $10.98 per share as of June 30, 2011, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $563.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 24, 2012
Class A Common Stock	52,044,092
Class B Common Stock	28,933,859

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

•                  the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the auctioning and potential reallocation of our broadcasting spectrum;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, indecency regulations, retransmission fee regulations and political or other advertising restrictions;

•                  labor disputes and legislation and other union activity associated with film, acting, writing and other guilds and professional sports leagues;

•                  the broadcasting community’s ability to develop a viable mobile digital broadcast television (mobile DTV) strategy and platform and the consumer’s appetite for mobile television;

•                  the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•                  the impact of reverse network compensation payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•                  the effects of new ratings system technologies including “people meters” and “set-top boxes,” and the ability of such technologies to be a reliable standard that can be used by advertisers;

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

•                  our ability to obtain FCC approval for the purchase of the station assets of Freedom Communications (Freedom) and any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

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

PART I

ITEM 1.            BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than most other commercial broadcasting groups in the United States.  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 73 television stations in 45 markets.  For the purpose of this report, these 73 stations are referred to as “our” stations.

We have a mid-size market focus and 62 of our 73 stations are located in television designated market areas (DMAs) that rank between the 14th and 85th largest in the United States among the 210 generally recognized DMAs in the United States by the Nielsen Company (Nielsen) as of November 2011.  Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (20 stations); MyNetworkTV (18 stations; as of September 2009, MyNetworkTV is no longer a network affiliation, however is branded as such); ABC (11 stations); The CW (13 stations); CBS (9 stations); NBC (1 station) and Azteca (1 station).  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with: The CW; MyNetworkTV; This TV, independent programming; TheCoolTV and The Country Network, music video providers; LATV, Azteca, Telemundo and Estrella TV, Spanish-language television networks; and CBS, rebroadcasted content from other primary channels within the same market. Refer to our Markets and Stations table later in this Item 1 for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary station channels consists of network provided programs, news produced locally, local sporting events, programming from program service arrangements, syndicated entertainment programs and other locally produced programs such as Ring of Honor wrestling, a franchise we acquired in 2011.  We produce news at 28 stations in 20 markets, including three stations where we produce news pursuant to a local news sharing arrangement with a competitive station in that market.  We have 13 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third party television producers.  See Operating Strategy later in this Item 1 for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 430 sales account executives and local sales managers company-wide.

We also earn revenue from our retransmission consent agreements through payments from the MVPDs in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our broadcast signal and is typically based on the number of subscribers they have.

Our operating results are subject to cyclical fluctuations from political advertising.  Political spending has been significantly higher in the even-number years due to the cyclicality of political advertising.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  We believe political advertising will continue to be a strong advertising category in our industry, particularly in light of the recent United States Supreme Court decision in Citizens United v. Federal Election Commission in which the Supreme Court ruled that federal laws limiting issue advocacy by for profit and non-profit corporations was unconstitutional.  With increased spending by Political Action Committees (PACs), including so-called Super PACs and as political-activism around social, political, economic and environmental causes continues to draw attention, political advertising levels may increase further.

We continue to believe the prospects for a viable mobile television service can occur because of the significant advantages over the air, point to multipoint delivery has compared to the limitations and expenses the consumer is facing through the transitional cell phone delivery option.  Television broadcasters have the potential capability of delivering nearly unlimited video and data at a fraction of the cost of the existing carrier network.  We believe a change to the existing mobile broadcast standard to a standard that is comparable to that used in several other parts of the world is essential.  We cannot predict at this time how or if any change to the current US mobile standard will take place.

We have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  Our broadcast segment includes our stations.  Our other operating divisions segment primarily earned revenues in 2011 from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  In 2009, our other operating divisions segment also earned revenues from information technology staffing, consulting and software development; and transmitter manufacturing.  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  See Note 12. Segment Data, in the Notes to our Consolidated Financial Statements for more information regarding our operating segments.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

TELEVISION BROADCASTING

Markets and Stations

As of December 31, 2011, we owned and operated, provided programming services to, provided sales services to or had agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Tampa/St. Petersburg, Florida	14	WTTA WTTA	Primary Second	LMA(e)	MNT TheCoolTV	6 of 9	2/01/13
Minneapolis/St. Paul, Minnesota	15	WUCW WUCW WUCW	Primary Second Third	O&O	CW TheCoolTV The Country Network	7 of 7	4/01/14
St. Louis, Missouri	21	KDNL KDNL KDNL	Primary Second Third	O&O	ABC TheCoolTV The Country Network	4 of 7	2/01/14
Pittsburgh, Pennsylvania	23	WPGH WPMY WPGH WPMY	Primary Primary Second Second	O&O O&O	FOX MNT The Country Network TheCoolTV	4 of 7 6 of 7	8/01/15 8/01/15
Raleigh/Durham, North Carolina	24	WLFL WRDC WLFL WRDC	Primary Primary Second Second	O&O O&O	CW MNT The Country Network TheCoolTV	5 of 8 6 of 8	12/01/04 (f)(m) 12/01/04 (f)(m)
Baltimore, Maryland	27	WBFF WNUV WBFF WBFF WNUV	Primary Primary Second Third Second	O&O LMA(g)	FOX CW This TV The Country Network TheCoolTV	4 of 6 5 of 6	10/01/04 (f)(m) 10/01/12
Nashville, Tennessee	29	WZTV WUXP WNAB WUXP WNAB	Primary Primary Primary Second Second	O&O O&O OSA(h)	FOX MNT CW TheCoolTV The Country Network	4 of 8 5 of 8 6 of 8	8/01/13 8/01/13 8/01/13
Columbus, Ohio	32	WSYX WTTE WSYX WTTE	Primary Primary Second Second	O&O LMA(g)	ABC FOX This TV and MNT TheCoolTV	2 of 6 4 of 6	10/01/13 10/01/05 (f)(m)
Salt Lake City/St. George, Utah	33	KUTV KMYU KUTV KMYU	Primary Primary Second Second	LMA(n) LMA(n)	CBS This TV and MNT This TV and MNT CBS(p)	1 of 7 7 of 7	10/01/14 10/01/14
Milwaukee, Wisconsin	34	WCGV WVTV WCGV	Primary Primary Second	O&O O&O	MNT CW The Country Network	5 of 8 7 of 8	12/01/05 (f)(m) 12/01/13
Cincinnati, Ohio	35	WSTR WSTR	Primary Second	O&O	MNT TheCoolTV	5 of 5	10/01/13
San Antonio, Texas	36	KABB KMYS KABB KMYS	Primary Primary Second Second	O&O O&O	FOX CW The Country Network TheCoolTV	3 of 7 5 of 7	8/01/14 8/01/14
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	37	WLOS WMYA WLOS WMYA WMYA	Primary Primary Second Second Third	O&O LMA(g)	ABC MNT MNT TheCoolTV The Country Network	2 of 7 5 of 7	12/01/04 (f)(m) 12/01/04 (f)(m)
West Palm Beach/Fort Pierce, Florida	38	WPEC WTVX WTCN WWHB WPEC WPEC WTVX WTVX WTVX	Primary Primary Primary Primary Second Third Second Third Fourth	LMA(o) LMA(n) LMA(n) LMA(n)	CBS CW MNT AZTECA CBS(p) Weather Radar AZTECA(p) MNT(p) LATV	2 of 6 5 of 6 6 of 6 not available	2/01/13 2/01/13 2/01/13 2/01/13

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Birmingham, Alabama	39	WTTO WABM WDBB WTTO WABM WDBB	Primary Primary Primary Second Second Second	O&O O&O LMA(g)	CW MNT CW The Country Network TheCoolTV The Country Network	5 of 8 6 of 8 5 of 8 (i)	4/01/05 (f)(m) 4/01/13 4/01/13
Las Vegas, Nevada	40	KVMY KVCW KVMY KVCW KVCW	Primary Primary Second Second Third	O&O O&O	MNT CW Estella TV This TV The Country Network	5 of 7 6 of 7	10/01/14 10/01/14
Grand Rapids/Kalamazoo, Michigan	42	WWMT WWMT	Primary Second	LMA(o)	CBS CW	1 of 7	10/01/13
Norfolk, Virginia	43	WTVZ WTVZ WTVZ	Primary Second Third	O&O	MNT TheCoolTV The Country Network	6 of 7	10/01/12
Oklahoma City, Oklahoma	44	KOKH KOCB KOKH KOCB	Primary Primary Second Second	O&O O&O	FOX CW The Country Network TheCoolTV	4 of 8 5 of 8	6/01/14 6/01/14
Greensboro/Winston-Salem/Highpoint, North Carolina	46	WXLV WMYV WXLV WMYV	Primary Primary Second Second	O&O O&O	ABC MNT The Country Network TheCoolTV	4 of 7 5 of 7	12/01/04 (f)(m) 12/01/04 (f)(m)
Austin, Texas	47	KEYE KEYE	Primary Second	LMA(n)	CBS Telemundo	2 of 7	8/01/14
Buffalo, New York	51	WUTV WNYO WUTV WNYO	Primary Primary Second Second	O&O O&O	FOX MNT The Country Network TheCoolTV	4 of 7 6 of 7	6/01/15 6/01/15
Providence, Rhode Island/ New Bedford, Massachusetts	53	WLWC WLWC	Primary Second	LMA(n)	CW LATV	5 of 5	4/01/15
Richmond, Virginia	57	WRLH WRLH WRLH	Primary Second Third	O&O	FOX This TV and MNT TheCoolTV	4 of 5	10/01/12
Albany, New York	58	WRGB WCWN WRGB WCWN	Primary Primary Second Second	LMA(o) LMA(o)	CBS CW This TV CBS(p)	1 of 6 5 of 6	6/01/15 6/01/15
Mobile, Alabama/ Pensacola, Florida	60	WEAR WFGX WEAR WFGX	Primary Primary Second Second	O&O O&O	ABC This TV and MNT The Country Network TheCoolTV	2 of 8 6 of 8	2/01/13 2/01/13
Dayton, Ohio	63	WKEF WRGT WKEF WRGT	Primary Primary Second Second	O&O LMA(g)	ABC FOX TheCoolTV This TV and MNT	2 of 5 4 of 5	10/01/13 10/01/05 (f)(m)
Lexington, Kentucky	64	WDKY WDKY	Primary Second	O&O	FOX TheCoolTV	3 of 6	8/01/13
Charleston/Huntington, West Virginia	65	WCHS WVAH WCHS WVAH	Primary Primary Second Second	O&O LMA(g)	ABC FOX TheCoolTV The Country Network	2 of 5 4 of 5	10/01/12 10/01/04 (f)(m)
Flint/Saginaw/Bay City, Michigan	68	WSMH WSMH WSMH	Primary Second Third	O&O	FOX TheCoolTV The Country Network	3 of 5	10/01/13
Des Moines, Iowa	72	KDSM KDSM KDSM	Primary Second Third	O&O	FOX TheCoolTV The Country Network	3 of 6	2/01/14
Portland, Maine	78	WGME WGME	Primary Second	O&O	CBS TheCoolTV	2 of 6	4/01/15
Rochester, New York	79	WUHF WUHF	Primary Second	O&O(j)	FOX TheCoolTV	not available	6/01/15

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Cape Girardeau, Missouri/ Paducah, Kentucky	81	KBSI WDKA KBSI WDKA WDKA	Primary Primary Second Second Third	O&O LMA	FOX MNT MNT TheCoolTV The Country Network	4 of 6 5 of 6	2/01/14 8/01/13
Springfield/Champaign, Illinois	82	WICS WICD WICS WICD	Primary Primary Second Second	O&O O&O	ABC ABC The Country Network TheCoolTV	2 of 6 2 of 6 (k)	12/01/05 (f)(m) 12/01/13
Syracuse, New York	84	WSYT WNYS WSYT WNYS	Primary Primary Second Second	O&O LMA	FOX MNT The Country Network TheCoolTV	4 of 6 5 of 6	6/01/15 6/01/15
Madison, Wisconsin	85	WMSN WMSN WMSN	Primary Second Third	O&O	FOX TheCoolTV The Country Network	4 of 5	12/01/13
Chattanooga, Tennessee	86	WTVC WTVC	Primary Second	LMA(o)	ABC This TV	1 of 5	8/01/13
Cedar Rapids, Iowa	89	KGAN KFXA KGAN KFXA	Primary Primary Second Second	O&O OSA(l)	CBS FOX TheCoolTV The Country Network	3 of 5 4 of 5	2/01/06 (f)(m) 2/01/14
Charleston, South Carolina	98	WTAT WMMP WMMP WMMP	Primary Primary Second Third	LMA(g) O&O	FOX MNT TheCoolTV The Country Network	4 of 5 5 of 5	12/01/04 (f)(m) 12/01/04 (f)
Tallahassee, Florida	106	WTWC WTWC WTWC	Primary Second Third	O&O	NBC TheCoolTV The Country Network	3 of 5	2/01/13
Lansing, Michigan	115	WLAJ WLAJ	Primary Second	LMA(o)	ABC CW	4 of 5	10/01/13
Peoria/Bloomington, Illinois	116	WYZZ WYZZ WYZZ	Primary Second Third	O&O(j)	FOX TheCoolTV The Country Network	not available	12/01/13
Medford, Oregon	140	KTVL KTVL	Primary Second	LMA(o)	CBS CW	2 of 5	2/01/15
Beaumont, Texas	141	KFDM KFDM	Primary Second	LMA(o)	CBS CW	1 of 3	8/01/14

(a)         Rankings are based on the relative size of a station’s designated market area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of November 2011.

(b)         “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “OSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

(c)          When we negotiate the terms of our network affiliations or program service arrangements, we negotiate on behalf of all of our stations affiliated with that entity simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements.  A summary of these expiration dates for our primary channels as of December 31, 2011 is as follows:

Network/ Program Service Arrangement	Expiration Date
FOX	All 20 agreements expire on December 31, 2012
MNT	All 18 agreements expire in the Fall of 2014
ABC	Of the 11 agreements, 9 agreements expire on August 31, 2015 and 2 agreements expire on December 31, 2015
CW	All 13 agreements expire on August 31, 2016
CBS	Of the 9 agreements, 2 agreements expire on December 31, 2012; 2 agreements expire on April 29, 2017, 4 agreements expire on January 31, 2016 and 1 agreement expires December 31, 2015
NBC	Agreement expires on December 31, 2016
Azteca	Agreement expires on February 8, 2013

(d)         The first number represents the rank of each station in its market and is based upon the November 2011 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2011.  This information is provided to us in a summary report by Franco Research Group.

(e)          The license assets for this station are currently owned by Bay Television, Inc., a related party.  See Note 10. Related Person Transactions, in the Notes to our Consolidated Financial Statements for more information.

(f)           We, or subsidiaries of Cunningham Broadcasting Company (Cunningham), timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and the informal objections and those applications are pending.  See Note 9. Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for more information.

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

(i)             WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.  In fourth quarter 2010, the FCC approved Cunningham’s acquisition of WDBB’s license assets.  In February 2011, Cunningham acquired the license assets and we will continue to operate WDBB pursuant to a LMA.

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

(n)         On September 8, 2011, we entered into a definitive agreement to purchase the assets of Four Points Media Group LLC (Four Points).  As of October 1, 2011, we were operating the Four Points stations pursuant to a LMA.  On January 3, 2012, we closed the asset acquisition of Four Points, with an effective date of January 1, 2012.

(o)         On November 1, 2011, we entered into a definitive agreement to purchase the broadcast assets of Freedom.  We expect the transaction to close late in the first quarter or early in the second quarter of 2012 subject to approval by the FCC.  While waiting for FCC approval, we are operating the Freedom stations pursuant to a LMA.

(p)         These stations rebroadcast program content on second and/or third channels from one of the primary stations listed within the same market.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 28 stations in 20 markets, including three stations which have a local news sharing agreement with a competitive station in that market.  We have 13 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

Television advertising prices are primarily based on ratings information measured and distributed by Nielsen.  In 2010, the Media Rating Council, an independent organization set-up to monitor rating services, revoked Nielsen’s accreditation in the 154 markets it measures ratings exclusively by its diary methodology.  Approximately 20 of our stations are currently diary only markets.  For certain markets, including eight of our diary only markets, we entered into a contract with Rentrak Corporation, an alternative rating service provider, that uses set-top box television measurements to provide us additional measurement information to the ratings services Nielsen provides.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 430 sales account executives and local sales managers company-wide.  Excluding political advertising revenue, 71.1% of our net time sales were local for the year ended December 31, 2011, compared to 69.3% in 2010.  Excluding political, local revenues have increased 2.7% during 2011 versus 2010. Market share survey results reflect that our stations’ share of the local television advertising market, held stable at approximately 19.0% in 2011 and 2010.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.  We have upgraded the majority of our markets to provide high—definition (HD) news programming.  We expect to roll out HD news programming to our remaining news producing markets in the next couple of years.

Our local news initiatives are an important part of our strategy that has resulted in our entering into 13 local news sharing arrangements with other television broadcasters.  We are the provider of news services in two instances while in 11 of our news share arrangements, we are the recipient of services.  We believe news share arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider.  Generally, both parties and the local community are beneficiaries of these arrangements.

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  We have developed new ways to bundle online, mobile text messaging and social media advertising with our traditional commercial broadcasting model.  We plan to continue to expand our efforts in this area.  In addition, we are making progress on standardizing and implementing a viable business platform for mobile DTV.  We continue to explore new opportunities and plan to implement new initiatives in 2012.

Retransmission Consent Agreements.  We have retransmission consent agreements with MVPDs, such as cable, satellite and telecommunications operators in our markets.  MVPDs compensate us for the right to retransmit our broadcast signals.  Our successful negotiations with MVPDs have created agreements that now produce meaningful sustainable revenue streams.

Ownership Duopolies and Utilization of Local Marketing Agreements.  We have sought to increase our revenues and improve our margins through the ownership of two stations in a single market, called a duopoly, and by providing programming services pursuant to a LMA to a second station in DMAs where we already own one station.  Duopolies and LMAs allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures.  We also believe these arrangements enable us to air popular programming and contribute to the diversity of programming within each DMA.  Although under the FCC ownership rules released in June 2003 (the 2003 Rules), we would be allowed to continue to program most of the stations with which we have a LMA, in the absence of a waiver, the 2003 Rules would require us to terminate or modify three of our LMAs.  Although there can be no assurances, we have studied the application of the 2003 Rules to our markets and believe we qualify for waivers for such stations.  Under the ownership rules established in 2008, we may be required to terminate or modify three more of our LMAs that we executed after November 5, 1996.  We also may be required to terminate or modify three other LMAs that we executed prior to November 5, 1996, if the FCC subsequently initiates a case-by-case review of those LMAs and determines not to extend the grandfathering period.  For additional information, refer to Risk Factors - Changes in Rules on Television Ownership, and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements/Joint Sales Agreements (JSAs).  In addition to our LMAs, we operate under four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, our stations in Nashville, Tennessee and Cedar Rapids, Iowa provide services to another station in each’s respective market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe the outsourcing structure allows stations to achieve operational efficiencies and economies of scale, which should improve broadcast cash flow and competitive positions.  While television JSAs are not currently “attributable,” as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television JSAs should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how many changes, together with possible changes to ownership rules, would apply to our existing outsourcing agreements.  See the Local Marketing Agreements under the Federal Regulation of Television Broadcasting section below.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  We are airing second and third digital channels comprised of:  The CW; MyNetworkTV; This TV, independent programming; TheCoolTV and The Country Network, music video providers; and Estrella TV, LATV, Azteca and Telemundo, Spanish-language television networks; and CBS, rebroadcasted content from other primary channels within the same market.  In addition, as noted below, we believe mobile DTV will serve as an additional use of our digital spectrum. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Broadcast Television (mobile DTV).  We are a founding member of the OMVC and M500.  The OMVC is an alliance of U.S. commercial and public broadcasters formed to accelerate the development and rollout of mobile DTV products and services. The OMVC is committed to maximizing and developing the full potential of the digital television spectrum.  We believe mobile DTV will quickly provide for a viable use of our local stations’ programming.  The OMVC, working within the Advanced Television Systems Committee, has developed a mobile broadcasting standard that allows digital television to be broadcast to numerous mobile devices including smart phones, laptop and tablet computers, video screens in vehicles, portable video players and other mobile and portable devices.  In order to receive mobile DTV signals, these devices require a mobile DTV receiver.  We believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals.  We have installed and are running mobile DTV services at WSYX-TV and WTTE-TV both in Columbus, Ohio, with WNUV-TV in Baltimore, Maryland to follow in the next several months.  We will gauge our plans on the successes of these first markets, and deploy within remaining markets accordingly.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry.  We believe our national reach of over 26% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices.  Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff and detailed long-term planning models.

Popular Sporting Events.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and certain high school sports.  We seek to expand our sports broadcasting in DMAs as profitable opportunities arise such as our purchase of the Ring of Honor professional wrestling franchise in May 2011.  Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC have network arrangements to broadcast certain NBA basketball games, MLB baseball games, NFL football games, NHL hockey games and NASCAR races, as well as other popular sporting events.

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

Non-broadcast Investments.  We have sought ways to diversify our business and return additional value to our shareholders through investments in non-broadcast based businesses and real estate.  We carry investments in various companies from different industries including sign design and fabrication and security alarm monitoring and bulk acquisition.  In addition, we invest in various real estate ventures including developmental land, operating commercial real estate properties and apartments.  We also invest in private equity and structured debt/mezzanine financing investment funds.  Currently, operating results from our investments represent a small portion of our overall operating results.  Our ability to make additional investments is limited by the restrictions of our Bank Credit Agreement.  Activity related to our investments is included in our other operating divisions segment.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended (the Communications Act).  Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules and regulations or the Communications Act.

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

The FCC has made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan,” a program that was aired during ABC’s network programming time.  We were concerned that since the program contained the use of the “F-word” (indecent material as defined by the FCC) airing the programming could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC and the FCC will not rule beforehand as this may be considered a restriction of free speech.  For example, in September 2006, we preempted a CBS network documentary on the events that happened on September 11, 2001 because the program contained what some have argued is indecent material and the FCC would not provide, in advance of the airing of the documentary, any guidance on whether that material was appropriate in the context of the program.  In 2007, the U.S. Court of Appeals for the Second Circuit held that the FCC’s indecency policy regarding “fleeting expletives” was arbitrary and capricious when the FCC determined that “fleeting expletives” aired during the Golden Globes and Billboard Music Awards violated its indecency rules.  The FCC challenged the decision and the case was argued before the Supreme Court in November 2008.  Also in 2008 the U.S. Court of Appeals for the Third Circuit rejected an FCC decision concluding, among other things, that a fleeting display of nudity during the Superbowl halftime show was indecent.  On April 28, 2009, the Supreme Court overturned the Golden Globes and Billboard Music Awards decision of the Second Circuit and held that the FCC had adequately justified its departure from prior decisions in determining that it could sanction a station for a single “F-word” or “S-word” broadcast on that station.  However, the Supreme Court also remanded the case back to the Second Circuit for further consideration to resolve any First Amendment Constitutional issues raised by the FCC’s enforcement policy.  On May 16, 2009, the Supreme Court remanded the Superbowl halftime show case to the Third Circuit in order to consider the impact of the Supreme Court’s Golden Globes and Billboard Music Awards decision and to consider the same First Amendment issues that were remanded to the Second Circuit.  On July 13, 2010, the Second Circuit struck down the FCC’s indecency policy in its entirety.  On January 10, 2012, the Supreme Court heard oral arguments to consider whether the Second Circuit was correct in deciding that the FCC’s indecency ban is unconstitutional because it violates the First Amendment by being so vague as to deprive broadcasters of clear notice as to what is and is not permissible.  The pending Supreme Court decision and the FCC’s unclear policy make it difficult for us to determine what may be indecent programming.

Ownership Matters

General.  The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC.  In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee and compliance with the Communications Act’s limitations on ownership by non-U. S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, aliens).

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

The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by aliens.  The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens.  The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships.

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

All but seven of the stations we own and operate, or to which we provide programming services, are UHF.  We reach over 26% of U. S. television households or 14.7% taking into account the FCC’s UHF discount.

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

There are three grades of service for traditional television broadcasts, City Grade (strongest), Grade A and Grade B (least strong); and the signal decreases in strength the further away the viewer is from the broadcast antenna tower.  Generally, it is not as easy for viewers with properly installed outdoor antennas to receive a Grade B signal, as it is to receive a Grade A or City Grade signal.

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

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules, DOJ review and any changes the FCC or Congress may adopt.  On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV shared services agreements meaning potentially making a shared services agreement count as an ownership interest in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  The proceeding remains pending.  Any further relaxation of the FCC’s ownership rules may increase the level of competition in one or more markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes.  Conversely, any such relaxation or invalidation of such rules may provide us the opportunity to expand should we have the resources and find the terms advantageous.

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

If we are required to terminate or modify our LMAs, our business could be adversely affected in several ways, including losses on investments and termination penalties.  For more information on the risks, see Risk Factors — The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets — Changes in rules on local marketing agreements.

The following paragraphs discuss various proceedings relevant to our LMAs.

In 1999, the FCC established a new local television ownership rule.  LMAs fell under this rule, however, the rule grandfathered LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  For LMAs executed on or after November 5, 1996, the FCC required compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 rules in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), resulting in the exclusion of post-November 5, 1996 LMAs from the 1999 rules.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and sent the rule back to the FCC for further refinement.

In 2003, the FCC revised its ownership rules, including the local television ownership rule; however the U. S. Court of Appeals for the Third Circuit (Third Circuit) did not enable the 2003 rules to become effective and sent the 2003 rules back to the FCC for further refinement.  Due to the court decisions, the FCC concluded the 1999 rules could not be justified as necessary in the public interest and, as a result, we took the position that an issue exists regarding whether the FCC has any current legal right to enforce any rules prohibiting the acquisition of television stations.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.

In July 2006, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision.  In January 2008, the FCC released an order containing ownership rules that re-adopted the 1999 rules.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the 1999 rules.  Those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) and in November 2008, transferred by the Ninth Circuit to the Third Circuit and on July 7, 2011, the Third Circuit upheld the FCC’s local television ownership rules.  On December 5, 2011, we joined with a number of other parties on a Petition for a Writ of Certiorari filed with the Supreme Court requesting that the Court overrule the decision of the Third Circuit.  That request remains pending at the Supreme Court.

On November 15, 1999, we entered into an agreement to acquire WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  Since none of the FCC rule changes ever became effective, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow/PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications and denied the Rainbow/PUSH petition due to the above mentioned 2003 Third Circuit decision.  Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow/PUSH petition is without merit.

The Satellite Home Viewer Act (SHVA), The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must-carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals to subscribers under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  The carriage of programming from two network stations to a local market on the same satellite system could result in a decline in viewership of the local network station, adversely impacting the revenues of our affected owned and programmed stations.  Congress extended SHVERA until December 31, 2014.

Must-Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.  We have elected to exercise our retransmission consent rights with respect to all our stations.This election was made by October 1, 2011 for the period January 1, 2012 through December 31, 2014.  By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA, in general, as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.  These must-carry rights are not absolute and their exercise is dependent on variables such as:

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

Syndicated Exclusivity/Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e. signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable systems’ local community).  The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals.  However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets.  This is not necessarily a violation of the FCC’s network non-duplication rules.  However, the carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations.

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

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of February 24, 2012:

DTV Operating Status	# of Stations(a)
Owned stations operating with approved digital license, at full power	50
Owned stations operating at full power with special temporary authority	1
LMA/JSA stations operating with approved digital license, at full power	20
71

(a)         WWHB-TV and WTCN-TV both in West Palm Beach, Florida, are two low power analog stations not included in this table.

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

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Our television stations are experimenting with broadcasting on second and third digital channels in accordance with these rules, airing various alternative programming formats.  We are airing second or third digital channels comprised of: The CW; MyNetworkTV; TheCoolTV and the Country Network, music video providers; This TV, independent programming; Estrella TV, LATV, Azteca and Telemundo, Spanish-language television networks; and CBS, rebroadcasted content from other primary channels within the same market.

We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in certain stations in order to provide high definition news programming.

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

Emergency Alert System.  In November 2005, the FCC adopted an order requiring that digital broadcasters comply with the FCC’s present Emergency Alert System (EAS) rules.  It also issued a further notice of proposed rulemaking seeking comments on what actions the FCC should take to expedite the development of a digitally based public alert and warning system.  On July 12, 2007, the FCC adopted an order allowing mandatory use of EAS by state governments and requiring that all EAS participants, including television broadcasters, be able to receive messages formatted pursuant to a procedure to be adopted by the Federal Emergency Management Agency.  In a further notice, the FCC invited comments on, among other things, how the EAS rules could be modified to ensure that non-English speakers and persons with disabilities are reached by EAS messages and whether local, county, tribal, or other state governmental entities should be allowed to initiate mandatory state and local alerts.  On November 23, 2010, the FCC issued an Order requiring all broadcasters to acquire and install the equipment necessary to use the Common Alerting Protocol (CAP) standard for EAS alerts by September 30, 2011.  On February 3, 2011, the FCC released an Order which requires national testing of the EAS and requires broadcast stations to submit data from such tests to the FCC.  On September 16, 2011, the FCC released an Order extending the CAP-compliance deadline until June 30, 2012.  The new EAS requirements and any additional FCC EAS requirements on broadcasters could increase our costs.

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

Violent Programming.  In 2004, the FCC initiated a notice of inquiry seeking comments on issues relating to the presentation of violent programming on television and its impact on children.  On April 25, 2007, the FCC released a report concluding that there is strong evidence that exposure to violence in the media can increase aggressive behavior in children, at least in the short term.  Accordingly, the FCC concluded that it would be in the public interest to regulate such programming and Congress could do so consistent with the First Amendment.  As possible solutions, the FCC suggested, among other things, a voluntary industry initiative to reduce the amount of excessively violent programming viewed by children and also proposed several viewer-initiated blocking proposals, such as the provision of video channels by MVPDs on family tiers or on an a la carte basis.

Television Program Content.  The television industry has developed an FCC approved ratings system that is designed to provide parents with information regarding the content of the programming being aired.  Furthermore, the FCC requires certain television sets to include the so-called “V-chip,” a computer chip that allows the blocking of rated programming.  It is a violation of federal law and FCC regulations to broadcast obscene or indecent programming.  FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.

Localism.  On October 27, 2011, the FCC issued an Order vacating its 2008 decision proposing to update the way television broadcasters inform the public about how they are serving their local communities.  Specifically, the FCC is now proposing to largely replace the requirement that television stations maintain a paper public file at their main studios with a requirement to submit documents for inclusion in an online public file to be hosted by the FCC.  In a related proceeding, on November 14, 2011, the FCC released a Notice of Inquiry regarding the use of a standardized disclosure form for television stations to provide the public with the information on how stations are serving the public interest in an effort to help stations meet their obligation to provide programming that addresses a local community’s needs and interests.

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

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV shared services agreements meaning potentially making a shared services agreement count as an ownership interest in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  The proceeding remains pending.

Congress recently passed legislation providing the FCC with authority to conduct so-called “incentive auctions”.  Incentive auction authority allows the FCC to share the proceeds of spectrum auctions with incumbent television station licensees who give up their licenses (or in some cases, move to a different channel) to facilitate spectrum auctions.  The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction.  The FCC would then “repack” non-tendering broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band.  The proposals for television stations to participate in the “incentive auctions” are voluntary and at this time we have not decided whether the company will participate on behalf of any of its stations. It is anticipated that the FCC will conduct a number of rulemaking proceedings in the near future to resolve these issues and at this time we cannot predict the final outcome of these proceedings.

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

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media such as MVPDs, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet and broadband, yellow page directories and direct mail.  Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.  Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation or program service, audience characteristics and assigned broadcast frequency.

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

EMPLOYEES

As of February 24, 2012, we had approximately 3,130 employees.  Approximately 160 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

We rely on sales of advertising time for most of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; however, for the year ended December 31, 2011, automobile advertising represented 20.9% of our net time sales;

•                  the health of the economy in the area where our television stations are located and in the nation as a whole;

•                  the popularity of our programming and that of our competition;

•                  the levels of political advertising, which are affected by campaign finance laws and the ability of political candidates and political action committees to raise and spend funds and are subject to seasonal fluctuations;

•                  the reliability of our ratings information measurements, including new ratings system technologies such as “people meters” and “set-top boxes”;

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

After a severe economic recession in 2008 and 2009 that affected our advertising revenue, we experienced a rebound in advertising spending in 2010 due primarily to a resurgence of the automotive industry, our largest advertising category, and a contentious mid-term election resulting in record political revenues.  There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $1,206 million at December 31, 2011, compared to the book value of shareholders’ deficit of $111.4 million on the same date.  Further, the foregoing amount of debt does not include $180.0 million in term loans under our Bank Credit Agreement that were used to fund the station acquisitions from Four Points in the first quarter of 2012 and $350.0 million of undrawn commitments under the term loans of our Bank Credit Agreement that are intended to be used to fund the station acquisitions from Freedom.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

•                  we may be unable to service our debt obligations, including payments on notes as they come due, especially during general negative economic and market industry conditions;

•                  we may use a significant portion of our cash flow to pay principal and interest on our outstanding debt, especially during general negative economic and market industry conditions;

•                  the amount available for working capital, capital expenditures, dividends and other general corporate purposes may be limited because a significant portion of cash flow is used to pay principal and interest on outstanding debt;

•                  our lenders may not be as willing to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes;

•                  the cost to borrow from lenders may increase;

•                  our ability to access the capital markets may be limited, and we may be unable to issue securities with pricing or other terms that we find attractive, if at all;

•                  if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our indebtedness or sell one or more of our stations to reduce debt service obligations;

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2011, approximately $348.7 million principal amount of our recourse debt relates to the Bank Credit Agreement.

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

•                  restrictions on payment of dividends, the repurchase of stock and other payments relating to our capital stock;

•                  restrictions on some sales of certain assets and the use of proceeds from asset sales;

•                  restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions and a limit on the total amount of acquisitions without the consent of bank lenders;

•                  restrictions on permitted investments;

•                  restrictions on the lines of business we and our subsidiaries may operate; and

•                  financial ratio and condition tests including the ratio of adjusted earnings before interest, tax, depreciation and amortization, as adjusted (adjusted EBITDA) to adjusted interest expense, the ratio of first lien indebtedness to adjusted EBITDA and the ratio of Sinclair Television Group, Inc. (STG) total indebtedness to adjusted EBITDA.

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

A failure to comply with covenants under our debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans.

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

At December 31, 2011, we had $85.5 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement, all of which was available under our current borrowing capacity.  Further, at December 31, 2011, we had $530.0 million of undrawn commitments under the term loans of our Bank Credit Agreement that are intended to be used to fund the station acquisitions from Freedom and Four Points.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

Our strategic acquisitions could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity and the availability of attractive acquisition candidates, with the goal of improving our business.  In the first quarter of 2012, we closed on the asset acquisition of seven television stations from Four Points and we expect to close the acquisition of eight television stations from Freedom late in the first quarter or early in the second quarter of 2012.  If we fail to close the acquisition of the stations from Freedom by July 1, 2012, we risk losing the term loan commitments under our Bank Credit Agreement.  We may not be able to find replacement funding if we lose the term loan commitments and we may be required to pay a termination fee depending on the circumstances of termination.

We may not be able to identify other attractive acquisition targets or we may not be able to fund additional acquisitions in the future.  Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations and could strain our human resources.  We may not be able to successfully implement effective costs controls or increase revenues as a result of any acquisition.  In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities.  The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Our other operating divisions segment involves risks, including the diversion of resources, that may adversely affect our business or results of operations.

Our other operating divisions segment consists of businesses involved in sign design and fabrication, regional security alarm operations, and real estate ventures and is reported separately from our broadcast segment.  Managing the operations of these businesses and the costs incurred by these businesses involve risks, including the diversion of our management’s attention from managing the operations of our broadcast businesses and diverting other resources that could be used in our broadcast businesses. Such diversion of resources may adversely affect our business and results of operations.  In addition, our investments in real estate ventures carry inherent risks related to owning interests in real property, including, among others, the relative illiquidity of real estate, potential adverse changes in real estate market conditions, and changes in tenant preferences.  There can be no assurance that our investments in the businesses comprising our other operating divisions will yield a positive rate of return or otherwise be recoverable.

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

•                  our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired;

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

Our 71 full power television stations that we own and operate, or to which we provide (or for which we are provided) programming services or sales services, are affiliated with networks.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

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

As network affiliation agreements come up for renewal, we may not be able to negotiate terms comparable to or more favorable than our current agreements.  On March 25, 2010, we agreed to terms on a renewal of eight of our ABC network affiliation agreements, expiring on August 31, 2015.  On December 21, 2010, we agreed to terms of renewal of 20 FOX network affiliation agreements, expiring December 31, 2012.  Pursuant to the terms, we are required to pay an annual license fee to ABC and a programming fee to FOX for network programming.  All 10 of our affiliation agreements with The CW expire on August 31, 2016.  During 2011, we entered into definitive agreements to purchase television stations.  With these purchases, assuming consummation of the Freedom transaction, we will acquire three CW affiliation agreements that will also expire on August 31, 2015, two ABC affiliation agreements expiring on December 31, 2015, seven CBS affiliation agreements two of which expire on April 29, 2017, four that expire on January 31, 2016 and one that expires on December 31, 2015. We will also acquire two MyNetworkTV affiliation agreements that will expire in the Fall of 2014 and one Azteca affiliation agreement expiring on February 8, 2013.  We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations.  In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming pursuant to our affiliation agreements, may have a negative effect on our financial condition or results of operations.

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

At least annually, we assess our goodwill and FCC licenses for impairment.  To perform this assessment, we estimate the fair values of our reporting units for goodwill, when we conclude that it is more likely than not that goodwill is impaired based on various qualitative factors and FCC licenses using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates and comparable multiples that would be used by market participants in an arms-length transaction.  If these growth rates or multiples decline or if the discount rate increases, our goodwill and/or FCC licenses’ carrying amounts could be in excess of the estimated fair value.  An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations in the future.  As of December 31, 2011, we had approximately $660.1 million and $47.0 million of goodwill and broadcast licenses, respectively.  As of December 31, 2011, goodwill and broadcast licenses in aggregate represented 45.0% of our total assets.  For additional information regarding impairments to our goodwill and broadcast licenses, see Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets in the Notes to our Consolidated Financial Statements.

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

The Smiths own a controlling interest in Bay Television, Inc., a company that owns WTTA-TV in Tampa/St. Petersburg, Florida, a television station which we program pursuant to an LMA.  The Smiths also own businesses that lease real property and tower space to us and engage in other transactions with us.  Trusts established by Carolyn C. Smith, a parent of the Smiths, for the benefit of her and her grandchildren own Cunningham, our LMA partner in seven markets.  In addition, we have been granted the rights to acquire, subject to applicable FCC rules and regulations, Cunningham (although the present rules and regulations of the FCC would not allow us to control the stations of Cunningham (the Cunningham Stations) if we continue to hold television stations in the same market as the Cunningham Stations).  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own interests in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

For additional information regarding our related person transactions, see Note 10. Related Person Transactions, in the Notes to our Consolidated Financial Statements.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of our senior executive officers or are unable to attract and retain qualified personnel in the future.

We depend on the efforts of our management and other key employees.  The success of our business depends heavily on our ability to develop and retain management and to attract and retain qualified personnel in the future.  Competition for senior management personnel is intense and we may not be able to retain our key personnel.  If we are unable to do so, our business, financial condition or results of operations may be adversely affected.

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from other securityholders.  They may, therefore, take actions that are not in the interests of other securityholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 82.1% of the common stock voting rights of us as of February 24, 2012 and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until June 13, 2015.

Although in the past the Smiths have recused themselves from related person transactions, circumstances may occur in which the interests of the Smiths, as the controlling securityholders, could be in conflict with the interests of other securityholders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other securityholders.  Further, the concentration of ownership in the Smiths may have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2012 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which would in turn give Cunningham the right to terminate the LMAs and other agreements with Cunningham due to a “change in control” of us.  Any such terminations would have an adverse effect on our results of operations.  The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See Changes in rules on local marketing agreements in the risk factor below.

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

In June 2003, the FCC adopted new multiple ownership rules.  In September 2003, the Court of Appeals for the Third Circuit stayed the effectiveness of the rules.  In June 2004, the court issued a decision which upheld a portion of such rules and remanded the matter, including the local television ownership rule, to the FCC for further justification of the rules.  The court left the stay of the 2003 rules in place pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, including the local television ownership rules.  In February 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings in the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit.  On July 7, 2011, the Third Circuit upheld the FCC’s local television ownership rules.  On December 5, 2011, we joined with a number of other parties on a Petition for a Writ of Certiorari filed with the Supreme Court requesting that the Court overrule the decision of the Third Circuit.  If the Supreme Court does not grant the Petition and the FCC’s rules are ultimately upheld, the rules would not allow us to control the Cunningham Stations if we continue to hold television stations in the same markets as the

Cunningham Stations and could force us to terminate or modify the LMAs with the Cunningham Stations.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  We cannot assure you that we would be able to locate such a third party or that any such third party would continue the LMAs (or any alternative arrangements) with us on substantially similar terms that are as favorable to us or at all.

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV shared services agreements meaning potentially making a shared services agreement count as an ownership interest in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  The proceeding remains pending.

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

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Loss of revenues.  If the FCC requires us to modify or terminate existing LMAs, we would lose some or all of the revenues generated from those LMAs.  We would lose revenue because we will have less demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.  During the year ended December 31, 2011, we generated $124.7 million of net revenue from our 12 LMAs, which includes $10.8 million of net revenue from the two LMAs with the Four Points and Freedom stations.

•                  Increased costs.  If the FCC requires us to modify or terminate existing LMAs, our cost structure would increase.  For example, we likely would incur increased programming costs because we will be competing with the separately owned station for syndicated programming.  We may also need to add new employees.

•                  Losses on investments.  As part of certain of our LMA arrangements, we own the non-license assets used by the stations with which we have LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate existing LMAs before the terms of the LMAs expire, or under certain circumstances, we elect not to extend the terms of the LMAs, we may be forced to pay termination penalties under the terms of some of our LMAs.  Any such termination penalties could be material.

•                  Alternative arrangements.  If the FCC requires us to terminate the existing LMAs, we may enter into one or more alternative arrangements, such as outsourcing agreements, described below, relating to the affected stations.  Any such arrangements may be on terms that are less beneficial to us than the existing LMAs.

Use of outsourcing agreements

In addition to our LMAs, we have entered into four (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations.  Pursuant to these agreements, one of our stations in Nashville, Tennessee and one of our stations in Cedar Rapids, Iowa currently provide services to another station in each’s respective market and another party provides services to our stations in Peoria/Bloomington, Illinois and Rochester, New York.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television JSAs are not currently “attributable” under the FCC rules, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that JSAs should be attributable.  We cannot predict the outcome of this proceeding, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.  If the FCC were to determine that our outsourcing arrangements were “attributable,” we would have to terminate or restructure such arrangements on terms that may not be as advantageous to us as the current arrangements.

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

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues.  The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing plus same day Digital Video Recording playback and give broadcasters no credit whatsoever for viewing that occurs on a delayed basis after the original air date.  However, the effects of new ratings system technologies, including “people meters” and “set-top boxes,” and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.  In 2010, the Media Rating Council, an independent organization set-up to monitor rating services, revoked Nielsen’s accreditation in the 154 markets it measures ratings exclusively by its diary methodology.  Approximately 20 of our stations are currently diary only markets.

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

•                  other emerging technologies including mobile television.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  Also, as of February 24, 2012, approximately 160 of our employees, including certain new employees at the stations we acquired from Four Points, are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, including NBA basketball games, MLB baseball games, NFL football games, and other sporting events, and our viewership may be adversely affected by player strikes or lockouts, such as the recent NBA player lockout that threatened to cancel the NBA season, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

In addition, action on many license renewal applications, including those we have filed, has been delayed because of, among other reasons, the pendency of complaints that programming aired by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification, children’s programming and captioning rules.  As of February 24, 2012, 16 of our renewal applications were subject to such complaints.  We cannot predict when the FCC will address these complaints and act on the renewal applications.  We continue to have operating authority until final action is taken on our renewal applications.

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

Congress recently passed legislation providing the FCC with authority to conduct so-called “incentive auctions”.  Incentive auction authority allows the FCC to share the proceeds of spectrum auctions with incumbent television station licensees who give up their licenses (or in some cases, move to a different channel) to facilitate spectrum auctions.  The legislation includes specific provisions governing incentive auctions of spectrum that is used by television broadcasters today.  The upper UHF bands allocated to television broadcasting will likely be used to provide service to mobile devices and are widely expected to draw bids from wireless operators at auction.  The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction.  Using models it has been developing for the last two years (and will continue to develop) the FCC would then “repack” non-tendering broadcasters into the lower portion of the UHF band auction new “flexible use” wireless licenses in the upper portion of the UHF band.  As a result of these changes, new companies will likely be able to enter our markets to compete with us. The proposals for television stations to participate in the incentive auctions are voluntary and at this time we have not decided whether the company will participate on behalf of any of its stations. It is anticipated that the FCC will conduct a number of rulemaking proceedings in the near future to resolve these issues and at this time we cannot predict the final outcome of these proceedings.

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

Changes in accounting standards can affect reported earnings and results of operations.

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, share-based compensation and broadcast rights, are complex and involving significant judgments. Changes in rule or their interpretation could significantly change our reported earnings and results of operations.

Terrorism or armed conflict domestically or abroad may negatively impact our advertising revenues and results of operations.  Future conflicts, terrorist attacks or other acts of violence may have a similar effect.

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

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corruption data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

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

Broadcast Segment	Owned	Leased
Office and studio buildings	494,030 square feet	302,262 square feet
Office and studio land	138 acres	—
Transmitter building sites	79,910 square feet	66,951 square feet
Transmitter and tower land	1,101 acres	229 acres

Other Operating Divisions Segment	Owned	Leased
Office and warehouse buildings	—	112,040 square feet
Recreational land	722 acres	—
Real estate rental property	369,214 square feet	9,300 square feet
Land held for development and sale	1,721 acres	—

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

ITEM 4.              MINE SAFETY DISCLOSURES

None.

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

2011	High	Low
First Quarter	$13.00	$7.82
Second Quarter	$12.70	$9.24
Third Quarter	$11.16	$6.90
Fourth Quarter	$11.50	$6.95

2010	High	Low
First Quarter	$5.78	$4.63
Second Quarter	$7.79	$5.33
Third Quarter	$7.38	$5.39
Fourth Quarter	$8.47	$7.12

As of February 24, 2012, there were approximately 79 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

In November 2010, amid improvements in general economic conditions and in our performance, our Board of Directors declared a one-time $0.43 per share dividend on common stock, payable on December 15, 2010 to holders of record on December 1, 2010.  During 2011, our Board of Directors declared quarterly dividends on common stock, of $0.12 per share.  Dividends of $0.12 per share were paid in March 2011, June 2011, September 2011 and December 2011.  In February 2012, our Board of Directors declared a quarterly dividend of $0.12 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Our Bank Credit Agreement and some of our debt instruments contain restrictions on our ability to pay dividends.  Under our Bank Credit Agreement, in certain circumstances we may make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.  Under the indentures governing our 9.25% Second Lien Notes, due 2017 (the 9.25% Notes) and our 8.375% Senior Notes, due 2018 (the 8.375% Notes), we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

•                  no event of default then exists under each indenture or certain other specified agreements relating to our indebtedness; and

•                  after taking account of the dividends payment, we are within certain restricted payment requirements contained in each indenture.

In addition, under certain of our debt instruments, the payment of dividends is not permissible during a default thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any shares of Class A Common Stock or other equity securities of Sinclair during the fourth quarter of 2011.

ITEM 6.              SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements.  The consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Net broadcast revenues (a)	$648,002	$655,836	$555,110	$639,624	$623,143
Revenues realized from station barter arrangements	72,773	75,210	58,182	59,877	61,790
Other operating divisions revenues	44,513	36,598	43,698	55,434	33,667
Total revenues	765,288	767,644	656,990	754,935	718,600

Station production expenses	178,612	154,133	142,415	158,965	148,707
Station selling, general and administrative expenses	123,938	127,091	122,833	136,142	140,026
Expenses recognized from station barter arrangements	65,742	67,083	48,119	53,327	55,662
Depreciation and amortization (b)	103,182	116,003	138,334	147,527	157,178
Other operating divisions expenses	39,486	30,916	45,520	59,987	33,023
Corporate general and administrative expenses	28,310	26,800	25,632	26,285	24,334
Gain on asset exchange	—	—	(4,945)	(3,187)	—
Impairment of goodwill, intangible and other assets	398	4,803	249,799	463,887	—
Operating income (loss)	225,620	240,815	(110,717)	(287,998)	159,670

Interest expense and amortization of debt discount and deferred financing cost	(106,128)	(116,046)	(80,021)	(87,634)	(102,228)
(Loss) gain from extinguishment of debt	(4,847)	(6,266)	18,465	5,451	(30,716)
Income (loss) from equity and cost investees	3,269	(4,861)	354	(2,703)	601
Gain on insurance settlement	1,742	344	11	—	—
Other income, net	1,717	1,865	1,448	3,000	5,805
Income (loss) from continuing operations before income taxes	121,373	115,851	(170,460)	(369,884)	33,132
Income tax (provision) benefit	(44,785)	(40,226)	32,512	121,362	(16,163)
Income (loss) from continuing operations	76,588	75,625	(137,948)	(248,522)	16,969
Discontinued operations:
(Loss) income from discontinued operations, net of related income taxes	(411)	(577)	(81)	(141)	1,219
Gain on sale of discontinued operations, net of related income taxes	—	—	—	—	1,065
Net income (loss)	$76,177	$75,048	$(138,029)	$(248,663)	$19,253
Net (income) loss attributable to noncontrolling interest	(379)	1,100	2,335	2,133	(279)
Net income (loss) attributable to Sinclair Broadcast Group	$75,798	$76,148	$(135,694)	$(246,530)	$18,974
Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings (loss) per share from continuing operations	$0.95	$0.96	$(1.70)	$(2.87)	$0.19
Basic (loss) earnings per share from discontinued operations	$(0.01)	$(0.01)	$—	$—	$0.03
Basic earnings (loss) per share	$0.94	$0.95	$(1.70)	$(2.87)	$0.22
Diluted earnings (loss) per share from continuing operations	$0.95	$0.95	$(1.70)	$(2.87)	$0.19
Diluted (loss) earnings per share from discontinued operations	$(0.01)	$(0.01)	$—	$—	$0.03
Diluted earnings (loss) per share	$0.94	$0.94	$(1.70)	$(2.87)	$0.22
Dividends declared per share	$0.48	$0.43	$—	$0.80	$0.63
Balance Sheet Data:
Cash and cash equivalents	$12,967	$21,974	$23,224	$16,470	$20,980
Total assets	$1,571,417	$1,485,924	$1,590,029	$1,816,407	$2,224,187
Total debt (c)	$1,206,025	$1,212,065	$1,366,308	$1,362,278	$1,320,417
Total (deficit) equity	$(111,362)	$(157,082)	$(202,222)	$(58,700)	$269,581

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

Executive Overview — a description of our business, financial highlights from 2011, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2011, 2010 and 2009, including comparisons between years and certain expectations for 2012; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

We have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  Our broadcast segment includes our stations.  Our other operating divisions segment primarily earned revenues in 2011 from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  In 2009, our other operating divisions segment also earned revenues from information technology staffing, consulting and software development; and transmitter manufacturing.  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.

STG, included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes and was the primary obligor under the 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes ) until they were fully redeemed in 2010.  Our Class A Common Stock, Class B Common Stock, the 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) and the 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) remain obligations and securities of SBG and are not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.

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

•                  In February, our Board of Directors reinstated our quarterly dividend, declaring a quarterly dividend of $0.12 per share;

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

•                  In March, we entered into an amendment of our Bank Credit Agreement.  Under the amendment, we paid down $45.0 million of the outstanding $270.0 million balance of our Term Loan B.  The Term Loan B maturity was extended one year to October 29, 2016 and we established a $115.0 million Term Loan A that matures March 15, 2016;

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

•                  In May, our Board of Directors declared a quarterly dividend of $0.12 per share;

•                  In May, we purchased the Ring of Honor wrestling franchise;

•                  In August, our Board of Directors declared a quarterly dividend of $0.12 per share;

•                  In July, we entered into a renewal of 10 affiliation agreements with The CW (CW) which represents all of the CW affiliates which we own, program or provide sales services to, effective September 1, 2011 and expiring August 31, 2016;

•                  In September, we entered into a definitive agreement to purchase the assets of Four Points for $200.0 million.  Four Points owned and operated seven stations in four markets.  Effective October 1, 2011, we were providing sales, programming and management services for the stations in consideration of both service fees and performance incentives pursuant to a LMA until the closing of the acquisition.  On January 3, 2012, we closed the asset acquisition of Four Points, with an effective date of January 1, 2012;

•                  In September, we repurchased, in the open market, $3.9 million aggregate principal amount of our 8.375% Notes;

•                  In September, we extended our LMA for WTTA-TV in Tampa, Florida with Bay Television Inc. until December 31, 2018;

•                  In October,  we repurchased, in the open market, $8.6 million aggregate principal amount of our 8.375% Notes;

•                  In October, we extended our LMA for WNYS-TV in Syracuse, New York until December 31, 2015;

•                  In November, our Board of Directors declared a quarterly dividend of $0.12 per share;

•                  In November, we entered into a definitive agreement to purchase the broadcast assets of Freedom for $385.0 million.  Freedom owns and operates eight stations in seven markets.  We expect the transaction to close late in the first quarter or early in the second quarter of 2012 subject to approval by the FCC.  Effective December 1, 2011, we began providing sales, programming and management services for the stations in consideration of service fees pursuant to a LMA;

•                  In December, we further amended certain terms of, and raised additional commitments under our Bank Credit Agreement in order to fund the acquisition of the Four Points and Freedom stations.  We raised $530.0 million of incremental term loan commitments, which consisted of an additional $372.5 million Term Loan B commitment and an additional $157.5 million Term Loan A commitment.  We increased our revolving line of credit (Revolving Credit Facility) from $75.4 million to $97.5 million and extended the maturity from 2013 to be coterminous with the Term Loan A maturity of March 2016 and reduced the revolver pricing from 4.00% with a 2.00% LIBOR floor to 2.25% and no LIBOR floor.  We will begin to incur fees on the undrawn commitments beginning January 17, 2012.  The fees are calculated based on an annual rate of 0.5% for the Term Loan A, which will increase to 1.0% after March 30, 2012, and 1.5% for the Term Loan B which will increase to 3.0% after March 30, 2012.  If we do not complete the Freedom acquisition and draw on the remaining commitments by July 1, 2012, the commitments will expire; and

•                  Excluding political, local revenues have increased 7.5% during 2011, primarily due to higher advertising spending by the domestic auto manufacturers, grocery, retail and medical, as well as, service fees earned related to the Four Points and Freedom LMAs in the fourth quarter.  National revenues have decreased 5.9% during 2011, primarily due to declines in spending by the telecommunications, fast food, direct response, insurance companies, and reduced media spending by other forms of media.  Production, selling and general and administrative expenses combined have increased 7.6% over the same period primarily due to higher reverse network compensation and license fees, and Freedom and Four Points LMA payroll related costs in the fourth quarter.

2012 Events

•                  In January, we closed the asset acquisition of Four Points for $200.0 million, and financed the acquisition with a $180.0 million draw under a recently raised incremental Term B Loan commitment under our amended Bank Credit Agreement plus a $20.0 million cash escrow previously paid; and

•                  In February, our Board of Directors declared a quarterly dividend of $0.12 per share.

Industry Trends

•                  Political advertising increases in even-numbered years, such as 2010, due to the advertising expenditures from candidates running in local and national elections and issue-related advertiser spending.  In addition, political revenue has consistently risen between presidential election or mid-term election years such as from 2004 to 2008 or from 2006 to 2010, respectively.  In every fourth year, such as 2008, political advertising is usually elevated further due to presidential elections.  However, due to the contentious mid-term elections our political revenues in 2010 not only exceeded 2006 results, but exceeded 2008 presidential election year revenues as well;

•                  The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts.  The FCC “must-carry” rules only apply to a station’s primary digital stream;

•                  We, as well as a number of other broadcasters, have joined together in organizations such as the OMVC, M500 and the MCV to focus on efforts to accelerate the nationwide availability of mobile DTV service and work through programming, distribution and aggregation opportunities.  There is potential for broadcasters to create an additional revenue stream by providing their signals to mobile devices as well as through other multi-channel initiatives;

•                  Retransmission consent rules provide a mechanism for broadcasters to seek payment from MVPDs who carry broadcasters’ signals.  Recognition of the value of the programming content provided by broadcasters, including local news and other programming and network programming all in HD has generated increased local revenues;

•                  Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues trended downward in most of 2009 due to the economic turmoil.  However, this sector has dramatically trended upward in 2010 and 2011 due to improved economic conditions;

•                  Many other broadcasters are enhancing/upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers;

•                  Seasonal advertising increases occur in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers;

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

Sources of Revenues and Costs

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  Since 2006, we have been generating local revenues from our retransmission consent agreements with MVPDs.  Our revenues from local advertisers had seen a continued upward trend until 2008 and 2009 when non-political revenues fell from 2007 due to the economic recession.  We saw an increase in local revenues in 2010 and 2011.  Revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers including the success of multi-channel digital initiatives together with mobile DTV.  In addition, our revenue success is dependent on the success and advertising spending levels of the automotive industry.

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

Valuation of Goodwill, Long-Lived Assets, Intangible Assets and Equity and Cost Method Investments.

We periodically evaluate our goodwill, broadcast licenses, long-lived assets, intangible assets and equity and cost method investments for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operating performance of our stations, legal factors and other various qualitative factors.

We have determined our broadcast licenses to be indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which requires such assets along with our goodwill to be tested for impairment on an annual basis or more often when certain triggering events occur.  As of December 31, 2011, we had $660.1 million of goodwill, $47.0 million in broadcast licenses, and $175.3 million in definite-lived intangibles.  We perform our annual impairment tests for goodwill and broadcast licenses at the beginning of the fourth quarter each year.

We early adopted the recent accounting guidance related to the annual goodwill impairment, which allowed us, beginning with our 2011 goodwill impairment test, to first qualitatively assess whether it is more likely than not that goodwill has been impaired.  As part of our qualitative assessment, we consider the following factors related to the reporting units, where applicable:

•                  Significant changes in the macroeconomic conditions;

•                  Significant changes in the regulatory environment;

•                  Significant changes in the operating model, management, products and services, customer base, cost structure and/or margin trends;

•                  Comparison of current and prior year operating performance and forecast trends for future operating performance; and

•                  The excess of the fair value over carrying value of the reporting units determined in prior quantitative assessments.

If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative two-step method.  Prior to 2011, the annual impairment test for goodwill was performed using the quantitative two-step method, for all reporting units.  For the annual impairment test for our indefinite-lived intangibles, broadcast licenses, we also apply a quantitative assessment.  Our quantitative assessments for our broadcast licenses and goodwill consist of estimating the fair market value of the broadcast licenses, or the fair value of our reporting units in the case of goodwill, using a combination of quoted market prices, observed earnings/cash flow multiples paid for comparable television stations, discounted cash flow models and appraisals.  We then compare the estimated fair market value to the book value of these assets to determine if an impairment exists.  For the broadcast licenses, if the fair value is less than book value, we would record the resulting impairment.  For goodwill, if we determine that the fair value of the reporting unit is less than the carrying value, we then perform the second step which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill to determine the implied fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because segment management views, manages and evaluates our stations on a market basis.  Furthermore, in our markets operated as duopolies, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.

For all other long-lived assets, including fixed assets and definite-lived intangibles, we assess recoverability of the assets whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable.  If we conclude that such trigger event has occurred, we perform a two-step quantitative test to first assess whether the asset is recoverable by comparing the sum of undiscounted cash flows of the asset group to the carrying value of the asset group, including goodwill.  If the sum of undiscounted cash flows is less than the carrying value of the asset group, we then measure and allocate the amount of impairment to record for each of the assets in the asset group by comparing the respective fair value of the assets to their carrying values.

Based on the qualitative assessment performed for the annual goodwill impairment test performed in 2011, we concluded that it was more likely than not that the fair values of all reporting units would sufficiently exceed  their carrying value and thus it was not necessary to perform the quantitative two-step method. The qualitative factors for our reporting units indicated stable or improving margins and favorable or stable forecasted economic conditions. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. Based on quantitative assessments performed during the years ended December 31, 2011 and 2010, we recorded impairment on our broadcast licenses and other long-lived assets of $0.4 million and $4.8 million, respectively. The $0.4 million interim impairment charge recorded in the first quarter of 2011 was due to anticipated increase in construction costs for one of our stations as a result of converting to full power.  As a result of our annual impairment test for broadcast licenses in 2011, we concluded that impairment did not exist. The $4.8 million impairment charge recorded in 2010 was primarily the result of additional cash outflows for increased signal strength necessary to maintain competitive market positions.  During the year ended December 31, 2009, we recorded $249.8 million in impairment losses on our goodwill, broadcast licenses and other long-lived assets.  Of the $249.8 million in impairment recorded in 2009, we recorded $130.1 million in the first quarter of 2009.  We performed an interim impairment test in the first quarter of 2009 due to the severe economic downturn and continued decrease in our market capitalization.  Accordingly, we made further revisions to our forecasted cash flows, cash flow multiples, and discount rates.  The impairment charge taken during the fourth quarter of 2009 was primarily due to the continued deterioration of the economy which resulted in further decreases in our forecasted cash flows and increases in our discount rates.

The fair value of our reporting units is calculated using a combination of the market approach using comparable market multiples and the income approach using a discounted cash flow model for four years and estimating the terminal value of the reporting units using a multiple of cash flows.  The fair value of our broadcast licenses is calculated using a discounted cash flow model for eight years and estimating the terminal value based on the constant growth model and a compound annual growth rate.  The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses consist of discount rates, revenue and expense growth rates, constant growth rates and comparable business multiples.  The revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses have increased slightly from 2010 to 2011.  The growth rates are based on market studies, industry knowledge and historical performance.  The discount rates used determine the fair value of our broadcast licenses did not significantly change from 2010 to 2011.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess that investment and determine whether a loss in value has occurred.  If that loss is deemed to be other than temporary, an impairment loss is recorded.  For any investments that indicate a potential impairment, we estimate the fair value of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  During 2010, we recorded $6.7 million of impairment on equity method investments.  No impairment of our equity or cost method investments was recorded in 2011 and 2009.

We believe we have made reasonable estimates and utilized appropriate assumptions to evaluate whether it was more likely than not that the fair value of our reporting units was less than their carrying values, as well as with performing the quantitative impairment assessments discussed previously.  If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions or significant increases in discount rates, we could be exposed to impairment charges in the future.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

Revenue Recognition.  Advertising revenues, net of agency commissions, are recognized in the period during which commercials are aired.  All other revenues are recognized as services are provided.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Some of our retransmission consent agreements contain both advertising and retransmission consent elements that are paid in cash.  We have determined that these agreements are revenue arrangements with multiple deliverables.  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting based on fair value.  Revenue applicable to the advertising element of the arrangement is recognized consistent with the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized over the life of the agreement.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase in the balance of our allowance for doubtful accounts as of December 31, 2011, would increase bad debt expense by approximately $0.3 million.  The allowance for doubtful accounts was $3.0 million and $3.2 million as of December 31, 2011 and 2010, respectively.

Program Contract Costs.  We have agreements with distributors for the rights to televise programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the consolidated balance sheets. As of December 31, 2011 and 2010, we recorded $54.5 million and $45.7 million, respectively, in program contract assets and $91.5 million and $97.9 million, respectively, in program contract liabilities.

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

Income Tax.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities.  As of December 31, 2011 and 2010, we recorded $4.9 million and $9.7 million, respectively, in deferred tax assets and $247.6 million and $210.3 million, respectively, in deferred tax liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of all available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2011, valuation allowances have been provided for a substantial amount of our available state net operating losses.  Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in the financial statements.  The new guidance does not make any changes to the components that are recognized in net income or other comprehensive income but rather allows an entity to choose whether to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  Each component of net income and other comprehensive income along with their respective totals would need to be displayed under either alternative.  The new guidance is effective for fiscal years beginning after December 15, 2011.  We adopted this guidance during the year ended December 31, 2011, which did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued the final Accounting Standards Update for goodwill impairment testing.  The standard allows an entity to first consider qualitative factors when deciding whether it is necessary to perform the current two-step goodwill impairment test.  An entity would need to perform step-one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The changes are effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted this new guidance in the fourth quarter of 2011 in completing our annual impairment analysis.  This guidance impacted how we performed our annual goodwill impairment testing; however, it did not have a material impact on our consolidated financial statements as it did not result in any impairments for the fourth quarter of 2011.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets for further discussion of the results of our goodwill impairment analysis.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  Unless otherwise indicated, references in this discussion to 2011, 2010 and 2009 are to our fiscal years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

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

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2011, 2010 and 2009 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2011	2010	2009
Net broadcast revenues	$648.0	$655.8	$555.1
Revenues realized from station barter arrangements	72.8	75.2	58.2
Other operating divisions revenues	44.5	36.6	43.7
Total revenues	765.3	767.6	657.0
Station production expenses	178.6	154.1	142.4
Station selling, general and administrative expenses	123.9	127.1	122.8
Expenses recognized from station barter arrangements	65.7	67.1	48.1
Depreciation and amortization	103.3	116.0	138.4
Gain on asset exchange	—	—	(4.9)
Other operating divisions expenses	39.5	30.9	45.5
Corporate general and administrative expenses	28.3	26.8	25.6
Impairment of goodwill, intangible and other assets	0.4	4.8	249.8
Operating income (loss)	$225.6	$240.8	$(110.7)
Net income (loss) attributable to Sinclair Broadcast Group	$75.8	$76.1	$(135.7)

BROADCAST SEGMENT

Broadcast Revenues

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2011, 2010 and 2009 (in millions):

				Percent Change
	2011	2010	2009	’11 vs. ‘10	’10 vs. ‘09
Local revenues:
Non-political	$498.7	$464.0	$410.7	7.5%	13.0%
Political	2.5	12.8	2.3	(a )	(a )
Total local	501.2	476.8	413.0	5.1%	15.4%
National revenues:
Non-political	141.0	149.8	137.5	(5.9)%	8.9%
Political	5.8	29.2	4.6	(a )	(a )
Total national	146.8	179.0	142.1	(18.0)%	26.0%
Total net broadcast revenues	$648.0	$655.8	$555.1	(1.2)%	18.1%

(a)         Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2011 net time sales, which includes the advertising portion of our local and national revenues, were automotive (20.9%), professional services (16.1%), schools (8.6%), fast food (6.7%), retail/department stores (5.5%) and paid programming (5.1%).  No other advertising category accounted for more than 5.0% of our net time sales in 2011.  No advertiser accounted for more than 1.2% of our consolidated revenue in 2011.  We conduct business with thousands of advertisers.

Our primary types of programming and their approximate percentages of 2011 net time sales were syndicated programming (39.5%), network programming (25.6%), local news (19.6%), sports programming (8.5%) and direct advertising programming (6.8%).

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2011 and 2010:

	# of		Percent of Net Time Sales for the Twelve Months Ended December 31,		Net Time Sales Percent Change
	Stations(a)		2011	2010	’11 vs. ‘10	’10 vs. ‘09
FOX	20		47.4%	45.5%	(2.1)%	17.7%
ABC	9		20.5%	21.9%	(11.8)%	27.4%
MyNetworkTV	16		15.8%	15.8%	(5.8)%	7.4%
The CW	10		12.4%	13.0%	(10.9)%	6.3%
CBS	2		3.0%	3.0%	(7.4)%	23.4%
NBC	1		0.5%	0.7%	(23.2)%	8.3%
Digital	(b	)	0.4%	0.1%	215.2%	12.5%
Total	58

(a)         During the fourth quarter of 2011, we entered into definitive agreements to purchase the assets of Four Points and Freedom.  As of December 31, 2011, we were operating the Four Points and Freedom stations pursuant to LMAs.  On January 3, 2012, we closed the asset acquisition of Four Points, with an effective date of January 1, 2012.  We expect to close on the Freedom stations late in the first quarter or early in the second quarter of 2012.  The Four Points and Freedom stations include the following network affiliations, which are not reflected in the station totals above: CBS (7 stations), ABC (2 stations), The CW (3 stations), MyNetworkTV (2 stations) and Azteca (1 station).  The net time sales of the Four Points and Freedom stations are not included in our revenues for the year ended December 31, 2011.  We have recognized $10.8 million in net broadcast revenues and $7.7 million of station production expenses related to the services performed pursuant to the LMAs.  The stations’ net time sales will be included in our revenues after we complete the acquisitions.

(b)         We broadcast programming from network affiliations or program service arrangements with TheCoolTV, The Country Network, CBS (rebroadcasted content from other primary channels within the same market), The CW, MyNetworkTV, This TV, LATV, Azteca, Telemundo and Estrella on additional channels through our stations’ second and third digital signals.

Net Broadcast Revenues.  From a revenue category standpoint, 2011 when compared to 2010 was impacted by increases in most of the advertising sectors as the country’s economic conditions in general continued to strengthen.  Automotive, our largest category in 2011, was up 9.7% compared to 2010 as automotive dealers and manufacturers increased spending in response to an increase in auto sales.

From a revenue category standpoint, 2010 when compared to 2009 was impacted by increases in most of the advertising sectors as the country’s economic conditions in general began to strengthen.  Automotive, our largest category in 2010, was up 36.9% compared to 2009 as automotive dealers and manufacturers increased spending in response to an increase in auto sales.

Political Revenues. Political revenues, which include time sales from political advertising, decreased by $33.7 million to $8.3 million for 2011 when compared to 2010.  Political revenues increased by $35.1 million to $42.0 million for 2010 when compared to 2009.  Political revenues are typically higher in election years such as 2010.  Accordingly, we expect political revenues to increase in 2012 from 2011 levels.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $34.6 million for 2011, compared to 2010.  The increase is due to an increase in advertising spending particularly in the automotive sector, an increase in retransmission revenues from MVPDs and amounts earned for services performed pursuant to the Four Points and Freedom LMAs.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $53.4 million for 2010, compared to 2009.  The increase is due to an increase in advertising spending particularly in the automotive sector and an increase in retransmission revenues from MVPDs.

National Revenues.  Our national broadcast revenues, excluding political revenues, which include national time sales and other national revenues, were down $8.8 million for 2011 when compared to 2010.  This was primarily due to a decrease in advertising spending by the media spending, telecommunications, home products, professional services and movies sectors.  Excluding political revenues, our national broadcast revenues, were up $12.3 million for 2010 when compared to 2009.  This was primarily due to the amplified decline in 2009 from the effects of the recent recession and a rebound in advertising spending in 2010 along with the assistance from an improved automotive sector.

Broadcast Expenses

The following table presents our significant operating expense categories for the years ended December 31, 2011, 2010 and 2009 (in millions):

				Percent Change (Increase/(Decrease))
	2011	2010	2009	’11 vs. ‘10	’10 vs. ‘09
Station production expenses	$178.6	$154.1	$142.4	15.9%	8.2%
Station selling, general and administrative expenses	$123.9	$127.1	$122.8	(2.5)%	3.5%
Amortization of program contract costs and net realizable value adjustments	$52.1	$60.9	$73.1	(14.4)%	(16.7)%
Corporate general and administrative expenses	$24.8	$23.7	$8.6	4.6%	175.6%
Gain on insurance settlement	$1.7	$0.3	$—	466.7%	100.0%
Gain on asset exchange	$—	$—	$4.9	—%	(100.0)%
Impairment of goodwill, intangible and other assets	$0.4	$4.8	$249.6	(91.7)%	(98.1)%

Station production expenses.  Station production expenses for 2011 increased compared to 2010. This increase was primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense (including amounts related to the Four Points and Freedom stations), increased promotional advertising expenses and increased rating service fees due to annual scheduled rate increases.  Additionally, news profit share expenses increased due to better news performance which resulted in higher payments to our news share partners.

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

Station selling, general and administrative expenses.  Station selling, general and administrative expenses decreased for 2011 compared to 2010.  This decrease was primarily due to lower non-income based tax expense, a decrease in stock-based compensation and decreased national sales agency and local commission costs.  These decreases were partially offset by an increase in expenses related to rollout of expanded digital product offerings.

Station selling, general and administrative expenses increased for 2010 compared to 2009.  This increase was primarily due to higher national sales representative and local commissions costs due to an increase in sales and increased non-income based tax expenses.  These increases were partially offset by decreased trade transaction expense and bad debt expense.

We expect 2012 station production and station selling, general and administrative expenses, excluding barter, to trend higher than our 2011 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased during 2011 compared to 2010 and 2010 compared to 2009.  Over the past few years, we have purchased more barter and short-term program contracts which are less expensive and result in lower contract cost amortization.  We expect program contract amortization to increase in 2012 compared to 2011.

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

Gain on asset exchange.  During 2009, we recognized a non-cash gain of $4.9 million from the exchange of equipment under agreements with Sprint Nextel Corporation and in association with the FCC’s decision to allow Sprint Nextel Corporation to utilize our vacated analog spectrum in exchange for the new digital equipment.  We received all applicable equipment pursuant to the agreement in 2009.

Impairment of goodwill, intangible and other assets.  We completed our annual test of goodwill and broadcast licenses for impairment in fourth quarter 2011, 2010 and 2009.  Due to the severity of the economic downturn and the decrease of our market capitalization, we also tested our goodwill and broadcast licenses for impairment during the first quarter 2009.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets, in the Notes to our Consolidated Financial Statements.  During 2011, we recorded impairments of $0.4 million related to our broadcast licenses.  During 2010, we recorded impairments of $4.8 million related to our broadcast licenses and other assets.  During 2009, we recorded impairments of $164.2 million and $80.4 million related to our goodwill and broadcast licenses and other assets, respectively.

OTHER OPERATING DIVISIONS SEGMENT REVENUE AND EXPENSE

The following table presents our other operating divisions segment revenue and expenses which is comprised of the following for the years ended December 31, 2011, 2010 and 2009 (in millions): Triangle Signs & Services, LLC (Triangle), a sign designer and fabricator; Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company; real estate ventures and other nominal businesses.  Also included in the year ended December 31, 2009 is G1440 Holdings, Inc. (G1440), an information technology staffing, consulting and software development company and Acrodyne Communications, Inc. (Acrodyne Communications), a manufacturer of television transmissions systems.  We divested of G1440 and Acrodyne Communications during the year ended 2009.

				Percent Change
	2011	2010	2009	’11 vs. ‘10	’10 vs. ‘09
Revenues:
Triangle	$23.1	$19.1	$20.4	20.9%	(6.4)%
Alarm Funding	$12.8	$10.0	$6.7	28.0%	49.3%
Real Estate Ventures and other	$8.6	$7.5	$5.7	14.7%	31.6%
G1440	$—	$—	$6.7	—%	(100.0)%
Acrodyne Communications	$—	$—	$4.2	—%	(100.0)%

Expenses: (a)
Triangle	$21.8	$19.8	$20.6	10.1%	(3.9)%
Alarm Funding	$12.7	$8.0	$5.8	58.8%	37.9%
Real Estate Ventures and other	$12.3	$9.8	$8.5	25.5%	15.3%
G1440	$—	$—	$8.5	—%	(100.0)%
Acrodyne Communications	$—	$—	$6.8	—%	(100.0)%

(a)               Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense and non-cash stock-based compensation expense related to issuances of subsidiary stock awards.

The increase in Triangle’s revenue and expenses for the year ended December 31, 2011 is primarily due to an increase in sales volume.  The increase in Alarm Funding’s revenue is primarily due to the acquisition of new alarm monitoring contracts and the expansion of sales efforts.  The increase in Alarm Funding’s expense is primarily due to higher sales and non-cash stock-based compensation expense related to the issuance of subsidiary stock awards.  Revenues have increased for our consolidated real estate ventures due to an increase in leasing activity for operating real estate properties.  The increase in expenses for our other investments is primarily related to the start-up costs associated with our new investment in the Ring of Honor wrestling franchise and the issuance of subsidiary stock awards.  As of December 31, 2011, we held $53.2 million of real estate for development and sale.

Income (loss) from Equity and Cost Method Investments.  As of December 31, 2011, the carrying value of our investments in private equity funds and real estate ventures was $26.3 million and $52.6 million, respectively.  Results from these investments are included in income (loss) from equity and cost method investments in our consolidated statements of operations.  During 2011, we recorded income of $2.3 million related to certain private equity funds and income of $1.0 million related to our real estate ventures, including a $1.1 million gain on the sale of one of our real estate ventures.  During 2010, we determined three of our investments were impaired, primarily due to decreases in the underlying values of our real estate investments, and we recorded impairments totaling $6.7 million.  Additionally, during 2010, we recorded losses of $1.7 million related to other real estate ventures and income of $3.6 million related to certain private equity funds.  During 2009, we recorded income of $0.4 million primarily related to certain private equity funds.

CORPORATE AND UNALLOCATED EXPENSES

				Percent Change (Increase/(Decrease))
	2011	2010	2009	’11 vs. ‘10	’10 vs. ‘09
Corporate general and administrative expenses	$2.4	$2.2	$16.0	9.1%	(86.3)%
Interest expense	$102.4	$114.1	$78.5	(10.3)%	45.4%
(Loss) gain from extinguishment of debt	$(4.8)	$(6.3)	$18.5	(23.8)%	(134.1)%
Income tax (provision) benefit	$(44.8)	$(40.2)	$32.5	11.4%	(223.7)%

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The explanation that follows combines corporate general and administrative expenses found in the Broadcast Segment section with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other operating divisions segment which are included in our discussion of expenses in the Other Operating Divisions Segment section.

Combined corporate general and administrative expenses increased to $27.2 million in 2011 from $25.9 million in 2010.  This is primarily due to an increase in employee bonuses, stock-based compensation from the issuance of stock-settled appreciation rights and the issuance of restricted and unrestricted common stock at higher stock prices when compared to 2010.  The increases were partially offset by lower health and other insurance costs.

Combined corporate general and administrative expenses increased to $25.9 million in 2010 from $24.6 million in 2009.  This is primarily due to a 2010 increase in compensation expense including an increase in executive bonuses and stock-based compensation related to stock-settled appreciation rights at higher stock prices when compared to 2010.  The increases were partially offset by a reduction in health and other insurance costs as well as accounting and legal fees.

We expect corporate general and administrative expenses to increase in 2012 compared to 2011.

Interest expense.  Interest expense decreased in 2011 compared to 2010 primarily due to our amending and restating the Bank Credit Agreement in third quarter 2010 and the first quarter 2011, resulting in lower interest rates.  In addition, interest expense decreased due to the redemption of our 8.0% Notes in fourth quarter 2010, our 6.0% Notes in 2010 and second quarter 2011.  These decreases were partially offset by certain financing costs recorded as interest expense during 2011 and 2010 of $6.1 million and $3.6 million, respectively, related to the amendments to the Bank Credit Agreement, mentioned previously, as well as the amendment in the fourth quarter 2011.  (See Liquidity and Capital Resources below for more information).

The increase in interest expense in 2010 compared to 2009 was primarily due to the debt refinancings in fourth quarter 2009 and during 2010.  As part of these comprehensive debt refinancings, we issued new 9.25% Notes in fourth quarter 2009, amended and restated our Bank Credit Agreement in fourth quarter 2009 and issued new 8.375% Notes in fourth quarter 2010, all of which accrued interest at higher rates than the debt replaced.  Additionally, in the third quarter 2010, we further amended our Bank Credit Agreement.  Our interest rate was reduced, however, certain costs amounting to $3.7 million associated with the amendment were expensed as interest.  These increases were partially offset by the redemption or partial redemption of our 8.0% Notes, 6.0% Notes and our 3.0% Notes and 4.875% Notes.

We expect interest expense to increase in 2012 compared to 2011 due to the acquisition financing.

(Loss) gain from extinguishment of debt.  During the year ended December 31, 2011, we amended our Bank Credit Agreement and paid down a portion of our Term Loan B, completed the redemption of all $70.0 million of the remaining 6.0% Notes and repurchased certain of our 8.375% Notes, resulting in a loss of $4.8 million from extinguishment of debt.

During 2010, through a combination of tender offers, the exercise of holder put rights, and open market repurchases, we redeemed $64.1 million, $31.3 million and $22.3 million of our 6.0% Notes, 4.875% Notes and 3.0% Notes, respectively, resulting in a loss on extinguishment of $3.2 million, $0.5 million and $0.1 million, respectively.  Additionally, we made a prepayment on our Term Loan B in second quarter 2010 and amended our Term Loan B in third quarter 2010, resulting in a loss of $3.1 million from extinguishment of debt.  During fourth quarter, we redeemed $224.7 million in principal amount of our 8.0% Notes, resulting in a gain of $0.7 million from extinguishment of debt.

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

Income tax (provision) benefit.  The 2011 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $121.0 million resulted in an effective tax rate of 37.0%.  The 2010 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $117.0 million resulted in an effective tax rate of 34.4%.  The increase in the effective tax rate from 2011 to 2010 is primarily due to a $2.3 million 2010 tax benefit predominantly resulting from a change in estimate related to an increased deduction for the recovery of historical losses attributable to a disposition that took place in 2009.

As of December 31, 2011, we had a net deferred tax liability of $242.6 million as compared to a net deferred tax liability of $200.7 million as of December 31, 2010.  The increase primarily relates to an increase in net deferred tax liabilities associated with book and tax differences attributable to the amortization of intangible and broadcast license assets.

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

As of December 31, 2010, we had a net deferred tax liability of $200.7 million as compared to a net deferred tax liability of $162.2 million as of December 31, 2009.  The increase primarily relates to: 1) an increase in net deferred tax liabilities associated with book and tax differences attributable to the amortization and impairment of intangible and broadcast license assets and 2) a decrease in deferred tax assets associated with the utilization of federal net operating losses.

As of December 31, 2011 and 2010, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  We recognized $1.3 million and $1.0 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2011 and 2010, respectively.  See Note 8. Income Taxes in the Notes to our Consolidated Financial Statements for further information.

We expect that $7.7 million of valuation allowance related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, may be released in the first quarter of 2012 when the weight of all available evidence will support full realization of the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $13.0 million in cash and cash equivalent balances and net working capital of approximately $14.1 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary source of liquidity.  As of December 31, 2011, we had $85.5 million of borrowing capacity available on our Revolving Credit Facility and incremental term loan capacity of $500.0 million, in addition to the $530.0 million of incremental term loan commitments raised to fund the asset acquisitions from Four Points and Freedom.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On January 15, 2011, the put right period for the 4.875% Notes, which mature on July 15, 2018, expired and no holders exercised their put rights.  Pursuant to our Bank Credit Agreement, the $5.1 million in restricted cash held to pay for the put of any 4.875% Notes was used towards reducing our debt balance in March 2011.  On January 15, 2011, the 4.875% Notes cash interest rate of 4.875% changed to 2.00% through maturity with the difference of 2.875% being accrued and then paid at maturity.  As of December 31, 2011, the face amount of the outstanding 4.875% Notes was $5.7 million.

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

•                  1.875% per quarter commencing March 31, 2012 to December 31, 2012

•                  2.50% per quarter commencing March 31, 2013 to December 31, 2013

•                  3.125% per quarter commencing March 31, 2014 to December 31, 2015

•                  remaining unpaid principal due at maturity on March 15, 2016

•                  We paid down $45.0 million of the outstanding $270.0 million Term Loan B facility (Term Loan B).  Interest on the Term Loan B was reduced to LIBOR plus 3.00% with a 1.00% LIBOR floor.  Principal will continue to amortize at a rate of $825,000 per quarter through September 30, 2016 ending with a final payment of the remaining unpaid principal due at maturity on October 29, 2016.

•                  Other amended terms provide us with incremental term loan capacity of $300.0 million and more flexibility to use our cash balances and the Revolving Credit Facility for restricted payments and television acquisitions, including in certain circumstances the ability to make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends and share repurchases.

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.  We used the proceeds from our Term Loan A to pay for the redemption.  Additionally, we repurchased $12.5 million aggregate principal amount of our 8.375% Notes in the open market using cash on hand.

On December 16, 2011, we further amended certain terms, and raised additional commitments under our Bank Credit Agreement.  The final terms of this new amendment are as follows:

•                  We raised $530.0 million of incremental term loan commitments, which consisted of an additional $372.5 million Term Loan B commitment maturing in October 2016 and priced at LIBOR plus 3.00% with a 1.00% LIBOR floor.

•                  An additional $157.5 million Term Loan A commitment maturing March 2016 and priced at LIBOR plus 2.25% with no LIBOR floor.

•                  In addition, we increased our Revolving Credit Facility from $75.4 million to $97.5 million and extended the maturity from 2013 to be coterminous with the Term Loan A maturity of March 2016.  Pricing on the Revolving Credit Facility was reduced from LIBOR plus 4.00% with a 2.00% floor to LIBOR plus 2.25% with no LIBOR floor.

•                  We also amended certain terms of our Bank Credit Agreement, including increased incremental loans capacity, increased television station acquisition capacity and more flexibility under the restrictive covenants.

•                  We will begin to incur fees on the undrawn commitments beginning January 17, 2012.  The fees are calculated based on an annual rate of 0.5% for the Term Loan A, which will increase to 1.0% after March 30, 2012, and 1.5% for the Term Loan B which will increase to 3.0% after March 30, 2012.  If we do not complete the Freedom acquisition and draw on the remaining commitments by July 1, 2012, the commitments will expire.

We drew $180.0 million of the additional term loans to fund the previously announced acquisition of assets of Four Points, which closed in January 2012, and intend to draw the remaining $350.0 million of the additional term loans to fund the previously announced acquisition of assets of Freedom, which is expected to close late in the first quarter or early in the second quarter of 2012.  As of December 31, 2011, we had $12.0 million drawn on our revolver.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Net cash flows from operating activities	$148.5	$155.0	$105.4

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(35.8)	$(11.7)	$(7.7)
(Increase) decrease in restricted cash	(53.4)	59.6	(64.9)
Purchase of alarm monitoring contracts	(8.9)	(10.1)	(12.3)
Investments in equity and cost method investees	(11.6)	(7.2)	(10.6)
Other	(2.5)	1.3	1.7
Net cash flows (used in) from investing activities	$(112.2)	$31.9	$(93.8)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$151.7	$283.9	$980.9
Repayments of notes payable, commercial bank financing and capital leases	(150.4)	(427.4)	(931.6)
Repurchase of Class A Common Stock	—	—	(1.5)
Payments for deferred financing costs	(5.5)	(7.0)	(28.8)
Dividends paid on Class A and Class B Common Stock	(38.4)	(34.2)	(16.0)
Purchase of subsidiary shares from noncontrolling interests	(2.5)	—	(5.0)
Other	(0.2)	(3.4)	(2.8)
Net cash flows used in financing activities	$(45.3)	$(188.1)	$(4.8)

Operating Activities

Net cash flows from operating activities decreased during the year ended December 31, 2011 compared to the same period in 2010.  During 2011, we received less cash receipts from customers, net of cash payments to vendors, in addition to other negative working capital changes, which was partially offset by lower interest and program payments.  Additionally, we received net tax refunds in 2010 compared to net cash taxes paid in 2011.

Net cash flows from operating activities increased during the year ended December 31, 2010 compared to the same period in 2009.  During 2010, we received more cash receipts from customers, net of cash payments to vendors, which was partially offset by higher interest and program payments.  In 2010, we received larger tax refunds than in 2009.

We expect both interest expense and program payments to increase in 2012 compared to 2011.

Investing Activities

With the exception of changes in restricted cash, net cash flows used in investing activities increased during the year ended December 31, 2011 compared to the same period in 2010.  During 2011, we had higher capital expenditures primarily for news operations and upgrades to our master control systems in order to upgrade these operations to high definition (HD).  As of December 31, 2011, 7 out of 13 markets with news were broadcasting in HD and 20 out of 34 markets had HD master control operations.  We are planning to add HD news broadcasts in 5 additional markets and HD master control operations in 14 markets over the next 12 months.  Additionally, we made more investments in our other operating divisions.  Restricted cash increased due to amounts required to be deposited in escrow accounts pursuant to the asset purchase agreements with Four Points and Freedom.

With the exception of restricted cash, net cash flows used in investing activities decreased slightly during the year ended December 31, 2010 compared to the same period in 2009.  We decreased our investment in restricted cash in order to use the cash to pay for redemptions of the 3.0% and 4.875% Notes through a combination of tender offers, put rights and open market purchases.

In 2012, we anticipate incurring more capital expenditures than incurred in 2011.

Financing Activities

Net cash flows used in financing activities decreased during the year ended December 31, 2011 compared to the same period in 2010.  During 2011, we amended our Bank Credit Agreement resulting in a new Term Loan A of $115.0 million and reducing our Term Loan B by $45.0 million.  Additionally, we completed the redemption of the remaining $70.0 million of the 6.0% Notes at 100% of the face value of such notes plus accrued and unpaid interest.  The redemption of the 6.0% Notes was effected in accordance with the terms of the indenture governing the 6.0% Notes and was funded from the net proceeds of our new Term Loan A.

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

In November 2010, our Board of Directors declared a one-time $0.43 per share dividend on common stock, which was paid in December 2010. During 2011, our Board of Directors declared quarterly dividends on common stock, of $0.12 per share. Dividends of $0.12 per share were paid in March 2011, June 2011, September 2011 and December 2011, for total dividend payments of $0.48 per share for the year ended December 31, 2011.  In February 2012, our Board of Directors declared a quarterly dividend of $0.12 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances we may make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2011 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2012	2013-2014	2015-2016	2017 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c), (d)	$1,654.3	$109.3	$221.5	$442.6	$880.9
Notes and capital leases payable to affiliates (c)	29.6	4.9	8.5	6.4	9.8
Operating leases	20.1	3.7	6.5	4.8	5.1
Employment contracts	16.2	9.3	6.3	0.6	—
Program content (e)	316.0	131.5	120.3	43.7	20.5
Programming services (f)	82.2	38.0	20.2	16.7	7.3
Maintenance and support	9.3	2.3	3.8	3.2	—
Other operating contracts	4.3	0.6	0.8	0.8	2.1
LMA and outsourcing agreements (g), (h)	61.1	57.7	1.1	1.1	1.2
Investments and loan commitments (i)	10.9	10.9	—	—	—
Total contractual cash obligations	$2,204.0	$368.2	$389.0	$519.9	$926.9

(a)          Excluded from this table are $26.1 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we can not make reasonable estimates of the amount and period payments will be made.

(b)         Includes a one-year estimate of $7.3 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2017.

(c)          Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $348.7 million of our $1.2 billion total face value of debt as of December 31, 2011.

(d)         During 2011, we borrowed $115.0 million under the Term Loan A and used $45.0 million to pay down the Term Loan B.  We used the remaining net proceeds to complete the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.  Additionally, we repurchased, in the open market, $12.5 million face value of the 8.375% Notes.  As of December 31, 2011, we drew $12.0 million on our revolver.

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

(g)         Certain LMAs require us to reimburse the licensee owner their operating costs.  Certain outsourcing agreements require us to pay a fee to another station for providing non-programming services.  The amount will vary each month and, accordingly, these amounts were estimated through the date of the agreements’ expiration, based on historical cost experience.  Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty, as well as, prepayments towards purchase options to acquire the counterparty.  These amounts totaled $18.1 million, $14.1 million, $10.6 million and $0.2 million for the periods 2012, 2013-2014, 2015-2016 and 2017 and thereafter, respectively.

(h)         Pursuant to the LMA with Freedom, we have made certain guarantees with respect to the financial performance of the Freedom stations, whereby the owners of stations will earn a minimum amount of broadcast cash flow, as defined in the respective agreements.  If actual broadcast cash flow is below the stated monthly minimums, the monthly fees we earn for our services under the LMA would be reduced and if the difference between actual broadcast cash flow and the stated minimums is greater than the revenue that we would otherwise earn, we could be required to pay additional amounts related to these guarantees.  Since inception of the LMA, December 1, 2011, the broadcast cash flows of the stations exceeded the monthly minimums.  Included in the table is the total of the monthly guaranteed amounts for the year ended December 31, 2012 of $56.9 million.  We expect to close on the acquisition of the Freedom stations late in the first quarter or early second quarter of 2012.  The total of the monthly guaranteed amounts for the first quarter of 2012 is $12.1 million.

(i)             Commitments to contribute capital or provide loans to Allegiance Capital, LP, Sterling Ventures Partners, LP and Patriot Capital II, LP.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2011, we do not have any material off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 5. Notes Payable and Commercial Bank Financing, in the Notes to our Consolidated Financial Statements.  As of December 31, 2011, we did not have any outstanding derivative instruments.

On March 15, 2011, we entered into an amendment of our Bank Credit Agreement.  The amendment includes a new Term Loan A of $115.0 million.  Under the amendment, we paid down $45.0 million of the outstanding $270.0 million balance under the Term Loan B.  The Term Loan A and Term Loan B bear interest at LIBOR plus 2.25% and LIBOR plus 3.00% (with a 1.00% LIBOR floor on the Term Loan B), respectively.  Any outstanding amounts accrue interest with a variable rate and therefore increase our risk to rising interest rates.

On April 15, 2011, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes.

On December 16, 2011, we raised additional commitments under, and amended certain terms of our existing Bank Credit Agreement.  We added $372.5 million Term Loan B commitment and $157.5 million Term Loan A commitment.  In addition, we increased our existing revolving line of credit from $75.4 million to $97.5 million and extended its maturity from 2013 to be coterminous with the Term Loan A maturity of March 2016.  Pricing on the revolving line of credit was reduced from LIBOR plus 4.00% with a 2.00% LIBOR floor to LIBOR plus 2.25% with no LIBOR floor.

We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  The fair value of the 4.875% Notes, 3.0% Notes, 8.375% Notes and 9.25% Notes combined was $807.7 million as of December 31, 2011.  We estimate that adding 1.0% to prevailing interest rates would result in a decrease in fair value of these notes by $36.6 million as of December 31, 2011.  Generally, the fair market value of these notes will decrease as interest rates rise and increase as interest rates fall.  We are also exposed to risk from the changing interest rates of our variable rate debt, primarily related to our Bank Credit Agreement.  For the year ended December 31, 2011, cash interest expense on our term loans and revolver related to our Bank Credit Agreement was $12.6 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $3.5 million for the year ended December 31, 2011.  We also have variable rate debt associated with our other operating divisions.  We estimate that adding 1.0% to respective interest rates would result in a negligible amount of additional interest expense for the year ended December 31, 2011.

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

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2011.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Code of business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2011,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)  Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

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

4.3

First Supplemental Indenture, dated as of May 10, 2007, between Sinclair Broadcast Group, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on May 11, 2007).

4.4

Indenture, dated as of October 29, 2009, among Sinclair Television Group, Inc., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 29, 2009).

4.5

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

10.11*	Director Compensation. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2005).
10.12*	Executive Officer Compensation. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 5, 2005).
10.13*

Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005).

10.14

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

10.15*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.16*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated April 2, 2007. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.17

Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 3, 2008).

10.18

Fourth Amended and Restated Credit Agreement, dated as of October 29, 2009, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009).

10.19

Amended and restated lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.20

Amended and restated lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.21

Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.22

Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.23

Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated August 19, 2010, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2010).

10.24

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 15, 2011, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 16, 2011).

10.25*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 22, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2010).

10.26

Asset Purchase Agreement dated September 8, 2011 between Four Points Media Group LLC and Sinclair Television Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011).

10.27	Asset Purchase Agreement dated November 1, 2011, between Freedom Communications Holdings, Inc. and Sinclair Television Group, Inc.
10.28*	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated November 11, 2011.
10.29*	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated November 11, 2011.
10.30*	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steven M. Marks, dated November 14, 2011.
10.31

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2011, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A. and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 19, 2011).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 26, 2005).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

* Management contracts and compensatory plans or arrangements to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

(c)  Financial Statements Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March 2012.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 2, 2012

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 2, 2012

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	March 2, 2012

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 2, 2012

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 2, 2012

/s/ Robert E. Smith
Robert E. Smith	Director	March 2, 2012

/s/ Basil A. Thomas
Basil A. Thomas	Director	March 2, 2012

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 2, 2012

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 2, 2012

/s/ Martin R. Leader
Martin R. Leader	Director	March 2, 2012

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity (deficit), of comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities in 2010.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 2, 2012

 SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,967	$21,974
Current portion of restricted cash	—	5,058
Accounts receivable, net of allowance for doubtful accounts of $3,008 and $3,242, respectively	132,915	121,283
Affiliate receivable	252	88
Income taxes receivable	225	—
Current portion of program contract costs	38,906	37,000
Prepaid expenses and other current assets	17,274	6,064
Deferred barter costs	2,238	3,156
Deferred tax assets	4,940	9,658
Total current assets	209,717	204,281

PROGRAM CONTRACT COSTS, less current portion	15,584	8,729
PROPERTY AND EQUIPMENT, net	281,521	272,231
RESTRICTED CASH, less current portion	58,726	223
GOODWILL	660,117	660,017
BROADCAST LICENSES	47,002	47,375
DEFINITE-LIVED INTANGIBLE ASSETS, net	175,341	184,652
OTHER ASSETS	123,409	108,416
Total assets (a)	$1,571,417	$1,485,924

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,872	$5,952
Accrued liabilities	79,698	68,071
Income taxes payable	—	298
Current portion of notes payable, capital leases and commercial bank financing	38,195	19,556
Current portion of notes payable and capital leases payable to affiliates	3,014	3,196
Current portion of program contracts payable	63,825	68,301
Deferred barter revenues	1,978	2,522
Total current liabilities	195,582	167,896

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,148,271	1,169,740
Notes payable and capital leases to affiliates, less current portion	16,545	19,573
Program contracts payable, less current portion	27,625	29,593
Deferred tax liabilities	247,552	210,335
Other long-term liabilities	47,204	45,869
Total liabilities (a)	1,682,779	1,643,006
COMMITMENTS AND CONTINGENCIES (See Note 9)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,022,086 and 50,284,052 shares issued and outstanding, respectively	520	503
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 and 30,083,819 shares issued and outstanding, respectively, convertible into Class A Common Stock	289	301
Additional paid-in capital	617,375	609,640
Accumulated deficit	(734,511)	(771,953)
Accumulated other comprehensive loss	(4,848)	(3,914)
Total Sinclair Broadcast Group shareholders’ deficit	(121,175)	(165,423)
Noncontrolling interest	9,813	8,341
Total deficit	(111,362)	(157,082)
Total liabilities and equity (deficit)	$1,571,417	$1,485,924

The accompanying notes are an integral part of these consolidated financial statements.

(a)         Our consolidated total assets as of December 31, 2011 and 2010 include total assets of variable interest entities (VIEs) of $33.5 million and $32.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2011 and 2010 include total liabilities of the VIEs of $14.4 million and $26.2 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1: Nature of Operations and Summary of Significant  Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	2011	2010	2009
REVENUES:
Station broadcast revenues, net of agency commissions	$648,002	$655,836	$555,110
Revenues realized from station barter arrangements	72,773	75,210	58,182
Other operating divisions revenues	44,513	36,598	43,698
Total revenues	765,288	767,644	656,990

OPERATING EXPENSES:
Station production expenses	178,612	154,133	142,415
Station selling, general and administrative expenses	123,938	127,091	122,833
Expenses recognized from station barter arrangements	65,742	67,083	48,119
Amortization of program contract costs and net realizable value adjustments	52,079	60,862	73,087
Other operating divisions expenses	39,486	30,916	45,520
Depreciation of property and equipment	32,874	36,307	42,892
Corporate general and administrative expenses	28,310	26,800	25,632
Amortization of definite-lived intangible assets	18,229	18,834	22,355
Gain on asset exchange	—	—	(4,945)
Impairment of goodwill, intangible and other assets	398	4,803	249,799
Total operating expenses	539,668	526,829	767,707
Operating income (loss)	225,620	240,815	(110,717)

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(106,128)	(116,046)	(80,021)
(Loss) gain from extinguishment of debt	(4,847)	(6,266)	18,465
Income (loss) from equity and cost method investments	3,269	(4,861)	354
Gain on insurance settlement	1,742	344	11
Other income, net	1,717	1,865	1,448
Total other expense	(104,247)	(124,964)	(59,743)
Income (loss) from continuing operations before income taxes	121,373	115,851	(170,460)
INCOME TAX (PROVISION) BENEFIT	(44,785)	(40,226)	32,512
Income (loss) from continuing operations	76,588	75,625	(137,948)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of related income tax provision of ($477), ($77) and ($350), respectively	(411)	(577)	(81)
NET INCOME (LOSS)	76,177	75,048	(138,029)
Net (income) loss attributable to the noncontrolling interest	(379)	1,100	2,335
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$75,798	$76,148	$(135,694)
Dividends declared per share	$0.48	$0.43	$—
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings (loss) per share from continuing operations	$0.95	$0.96	$(1.70)
Basic loss per share from discontinued operations	$(0.01)	$(0.01)	$—
Basic earnings (loss) per share	$0.94	$0.95	$(1.70)
Diluted earnings (loss) per share from continuing operations	$0.95	$0.95	$(1.70)
Diluted loss per share from discontinued operations	$(0.01)	$(0.01)	$—
Diluted earnings (loss) per share	$0.94	$0.94	$(1.70)
Weighted average common shares outstanding	80,217	80,245	79,981
Weighted average common and common equivalent shares outstanding	80,532	83,606	79,981

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income (loss) from continuing operations, net of tax	$76,209	$76,725	$(135,613)
Loss from discontinued operations, net of tax	(411)	(577)	(81)
Net income (loss)	$75,798	$76,148	$(135,694)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009

Net income (loss)	$76,177	$75,048	$(138,029)
Amortization of net periodic pension benefit costs, net of taxes	(934)	299	(718)
Comprehensive income (loss)	75,243	75,347	(138,747)
Comprehensive (income) loss attributable to the noncontrolling interests	(379)	1,100	2,335
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$74,864	$76,447	$(136,412)

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2008	46,510,647	$465	34,453,859	$345	$605,865	$(678,182)	$(3,495)	$16,302	$(58,700)
Class A Common Stock issued pursuant to employee benefit plans	401,423	4	—	—	1,378	—	—	—	1,382
Class B Common Stock converted into Class A Common Stock	2,000,000	20	(2,000,000)	(20)	—	—	—	—	—
Contribution from noncontrolling interests, net of distributions	—	—	—	—	—	—	—	26	26
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(220)	—	—	(4,807)	(5,027)
Repurchase of 1,536,633 shares of Class A Common Stock	(1,536,633)	(15)	—	—	(1,439)	—	—	—	(1,454)
Removal of noncontrolling interest deficit related to disposition of other operating divisions companies	—	—	—	—	—	—	—	542	542
Tax provision on employee stock awards	—	—	—	—	(244)	—	—	—	(244)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	(718)	—	(718)
Net loss	—	—	—	—	—	(135,694)	—	(2,335)	(138,029)
BALANCE, December 31, 2009	47,375,437	$474	32,453,859	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2009	47,375,437	$474	32,453,859	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)
Dividends declared on Class A and Class B Common Stock		—	—	—	—	(34,225)	—	—	(34,225)
Class A Common Stock issued pursuant to employee benefit plans	538,575	5	—	—	4,423	—	—	—	4,428
Class B Common Stock converted into Class A Common Stock	2,370,040	24	(2,370,040)	(24)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(287)	(287)
Tax provision on employee stock awards	—	—	—	—	(123)	—	—	—	(123)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	299	—	299
Net income (loss)	—	—	—	—	—	76,148	—	(1,100)	75,048
BALANCE, December 31, 2010	50,284,052	$503	30,083,819	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2010	50,284,052	$503	30,083,819	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(38,356)	—	—	(38,356)
Class A Common Stock issued pursuant to employee benefit plans	586,759	5	—	—	5,826	—	—	—	5,831
Class B Common Stock converted into Class A Common Stock	1,149,960	12	(1,149,960)	(12)	—	—	—	—	—
Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	—	—	—	1,808
6% Notes converted into Class A Common Stock	1,315	—	—	—	30	—	—	—	30
Tax benefit on share based awards	—		—	—	734	—	—	—	734
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(270)	(270)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	3,201	3,201
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	(663)	—	—	(1,838)	(2,501)
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	(934)	—	(934)
Net income	—	—	—	—	—	75,798	—	379	76,177
BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$76,177	$75,048	$(138,029)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	3,347	4,963	10,286
Depreciation of property and equipment	33,153	36,563	43,217
Recognition of deferred revenue	(17,472)	(25,967)	(25,512)
Impairment of goodwill, intangible and other assets	398	4,803	249,799
Amortization of definite-lived intangible assets	18,229	18,834	22,355
Amortization of program contract costs and net realizable value adjustments	52,079	60,862	73,087
Loss (gain) on extinguishment of debt, non-cash portion	4,985	5,525	(18,465)
Original debt issuance discount paid	(13,785)	(14,393)	(18,176)
Deferred tax provision (benefit)	43,972	38,636	(24,949)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(11,616)	(14,491)	823
Decrease (increase) in income taxes receivable	74	8,073	(5,739)
(Increase) decrease in prepaid expenses and other current assets	(10,449)	196	—
(Increase) decrease in other assets	(1,247)	393	6,778
Increase in accounts payable and accrued liabilities	25,064	33,312	12,654
(Decrease) increase in income taxes payable	(780)	298	—
Increase (decrease) in other long-term liabilities	2,199	(881)	—
Payments on program contracts payable	(67,319)	(88,992)	(82,184)
Other, net	11,504	12,179	(509)
Net cash flows from operating activities	148,513	154,961	105,436
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(35,835)	(11,694)	(7,693)
Purchase of alarm monitoring contracts	(8,850)	(10,106)	(12,291)
(Increase) decrease in restricted cash	(53,445)	59,602	(64,883)
Distributions from equity and cost method investees	2,632	894	1,501
Investments in equity and cost method investees	(11,577)	(7,224)	(10,601)
Investment in debt securities	(4,911)	—	—
Payments for acquisitions of assets of other operating divisions	(3,072)	—	—
Proceeds from the sale of assets	69	110	126
Proceeds from insurance settlements	1,739	372	—
Proceeds from the sale of equity method investment	1,166	—	—
Loans to affiliates	(406)	(136)	(162)
Proceeds from loans to affiliates	242	117	157
Net cash flows (used in) from investing activities	(112,248)	31,935	(93,846)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	151,733	283,930	980,875
Repayments of notes payable, commercial bank financing and capital leases	(150,447)	(427,421)	(931,566)
Proceeds from share based awards, including excess tax benefits of $0.7 million, $0 million and $0 million, respectively	1,794	—	—
Purchase of subsidiary shares from noncontrolling interests	(2,501)	—	(5,000)
Repurchase of Class A Common Stock	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(38,356)	(34,225)	(16,038)
Payments for deferred financing costs	(5,483)	(7,020)	(28,815)
Proceeds from Class A Common Stock sold by variable interest entity	1,808	—	—
Noncontrolling interests (distributions) contributions	(610)	(287)	26
Repayments of notes and capital leases to affiliates	(3,210)	(3,123)	(2,864)
Net cash flows used in financing activities	(45,272)	(188,146)	(4,836)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,007)	(1,250)	6,754
CASH AND CASH EQUIVALENTS, beginning of year	21,974	23,224	16,470
CASH AND CASH EQUIVALENTS, end of year	$12,967	$21,974	$23,224

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communications Commission (the FCC or Commission).  We currently own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide, or are provided, sales services pursuant to outsourcing agreements to 73 television stations in 45 markets, as of December 31, 2011.  For the purpose of this report, these 73 stations are referred to as “our” stations.  Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (20 stations); MyNetworkTV (18 stations; not a network affiliation, however is branded as such); ABC (11 stations); The CW (13 stations); CBS (9 stations); NBC (1 station) and Azteca (1 station).  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with TheCoolTV, The Country Network, CBS (rebroadcasted content from other primary channels within the same market), The CW, MyNetworkTV, This TV, LATV, Azteca, Telemundo and Estrella TV.

In September 2011, we entered into a definitive agreement to purchase the broadcast assets of Four Points Media (Four Points) for $200 million.  Four Points owns and operates seven stations in four markets, reaching 2.65% of the U.S. TV households.  Effective October 1, 2011, we were providing sales, programming and management services for the stations in consideration of both service fees and performance incentives pursuant to a LMA until the closing of the acquisition.  On January 3, 2012, we closed the asset acquisition of Four Points for $200 million, with an effective date of January 1, 2012.  We financed the acquisition with a $180 million draw under a recently raised incremental Term B Loan commitment under our amended Bank Credit Agreement plus a $20 million cash escrow previously paid.  See Note 5. Notes Payable and Commercial Bank Financing for more information.  Four Points has the following network affiliations: CBS (2 stations); The CW (2 stations) MyNetworkTV (2 stations) and Azteca (1 station).  The affiliation totals for Four Points are included in the consolidated network affiliation totals above.

In November 2011, we entered into a definitive agreement to purchase the broadcast assets of Freedom Communications (Freedom) for $385.0 million. Freedom owns and operates eight stations in seven markets, reaching 2.63% of the U.S. TV households.  The transaction is subject to approval by the FCC.  Effective December 1, 2011, we began providing sales, programming and management services for the stations in consideration of service fees pursuant to a LMA and expect to fund and close the acquisition late in the first quarter or early in the second quarter of 2012.  Upon closing, we expect to finance the $385.0 million purchase price, less a $38.5 million deposit, with remaining commitments available under our amended Bank Credit Agreement.  See Note 5. Notes Payable and Commercial Bank Financing for more information.  Freedom has the following network affiliations: CBS (5 stations); ABC (2 stations) and The CW (1 station).  The affiliation totals for Freedom are included in the consolidated network affiliation totals above.

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

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance on the consolidation of VIEs.  The intent of this guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements.  The new guidance requires a number of new disclosures and we are required to perform ongoing reassessments of whether we are the primary beneficiary of a VIE for financial reporting purposes.  For us, this guidance was effective as of January 1, 2010.

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities, including debt held by our VIEs, are non-recourse to us.  However, our senior secured credit facility (Bank Credit Agreement) contains cross-default provisions with the VIE debt of Cunningham Broadcasting Corporation (Cunningham).  See Note 10. Related Person Transactions for more information.

We have entered into LMAs to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of December 31, 2011.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contain certain cross-default provisions with Cunningham whereby a default by Cunningham caused by insolvency would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 10. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 are net revenues of $90.3 million, $94.3 million and $80.4 million, respectively, that relate to LMAs with Cunningham.

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owners based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  For the same reasons noted above regarding the LMAs with Cunningham, we have determined that the outsourced license station assets are VIEs and we are the primary beneficiary.  Included in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 are net revenues of $11.9 million, $13.2 million and $10.0 million, respectively, that relate to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,739	$5,319
Income taxes receivable	142	—
Current portion of program contract costs	413	480
Prepaid expenses and other current assets	99	105
Total current asset	3,393	5,904

PROGRAM CONTRACT COSTS, less current portion	271	491
PROPERTY AND EQUIPMENT, net	6,658	7,461
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,208	4,183
DEFINITE-LIVED INTANGIBLE ASSETS, net	6,601	6,959
OTHER ASSETS	5,980	914
Total assets	$33,468	$32,269

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$37	$37
Accrued liabilities	315	773
Income taxes payable	—	44
Current portion of notes payable, capital leases and commercial bank financing	11,074	11,056
Current portion of program contracts payable	373	649
Total current liabilities	11,799	12,559

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,411	13,484
Program contracts payable, less current portion	173	190
Total liabilities	$14,383	$26,233

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs with Cunningham and outsourcing agreements, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are yearly payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payment made under these LMAs as of December 31, 2011 and 2010, which are excluded from liabilities above, were $22.7 million and $11.7 million, respectively.  The total capital lease assets excluded from above were $11.8 million for each of the years ended December 31, 2011 and 2010, respectively.  The risk and reward characteristics of the VIEs are similar.

Under the previously applicable accounting guidance for consolidation, we had determined that we had a variable interest in four real estate ventures and that we were the primary beneficiary of those VIEs and should consolidate the assets and liabilities of those entities.  However, under the new accounting guidance for consolidation which was effective January 1, 2010, we no longer consider one of these investments to be a VIE since the investment does not meet the VIE criteria under the new accounting guidance.  We still consolidate the assets and liabilities of this entity pursuant to other accounting guidance based on voting-interests.  Under the new accounting guidance for consolidation, we no longer consider ourselves the primary beneficiary of the other three real estate ventures since, as the manager of the venture, the other partner holds the power to direct activities that significantly impact the economic performance of the VIE and can participate in returns that would be considered significant to the VIE.  The effect of this change was not material to our consolidated financial statements.

In the fourth quarter of 2011, we began providing sales, programming and management services to the Four Points and Freedom stations pursuant to LMAs.  We have determined that the Four Points and Freedom stations are VIEs based on the terms of the agreements.  We are not the primary beneficiary because the station owners have the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs.  In the consolidated statements of operations for the year ended December 31, 2011 are net revenues of $10.8 million and station production expenses of $7.7 million related to the Four Points and Freedom LMAs.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$8,009	$8,009	$7,769	$7,769
Investments in investment companies	26,276	26,276	24,872	24,872
Total	$34,285	$34,285	$32,641	$32,641

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of, $2.8 million, $2.1 million and a loss of $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Or maximum exposure is equal to the carrying value of our investments.  As of December 31, 2011 and December 31, 2010, our unfunded commitments related to private equity investment funds totaled $10.9 million and $14.9 million, respectively.

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

Nonmonetary Asset Exchanges

In 2004, Sprint Nextel Corporation (Nextel) agreed to relocate its airwaves to end interference between its cellular signals and the wireless signals used by the country’s public safety agencies.  As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that was used by television broadcasters for electronic news gathering.  Accordingly, Nextel entered into agreements with several of our stations to exchange our existing analog equipment for comparable digital equipment.  As equipment was exchanged and placed in service, we recorded a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.  The equipment is recorded at the estimated fair market value and is depreciated over a useful life of eight years.  For the year ended December 31, 2009 we recorded a gain of $4.9 million for the equipment received.  We received all applicable equipment pursuant to the agreement in 2009.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in the financial statements.  The new guidance does not make any changes to the components that are recognized in net income or other comprehensive income but rather allows an entity to choose whether to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  Each component of net income and other comprehensive income along with their respective totals would need to be displayed under either alternative.  The new guidance is effective for fiscal years beginning after December 15, 2011.  We adopted this guidance during the year ended December 31, 2011, which did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued the final Accounting Standards Update for goodwill impairment testing.  The standard allows an entity to first consider qualitative factors when deciding whether it is necessary to perform the current two-step goodwill impairment test.  An entity would need to perform step-one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The changes are effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted this new guidance in the fourth quarter of 2011 in completing our annual impairment analysis.  See Note 4. Goodwill, Broadcast Licenses and Other Intangible Assets for further discussion of the results of our goodwill impairment analysis.  This guidance impacts how we perform the annual goodwill impairment test; however, it will not impact our consolidated financial statements as the guidance will not impact the timing or amount of any resulting impairment charges.

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

Upon entering into definitive agreements to purchase assets of Four Points and Freedom in September 2011 and November 2011, respectively, we were required to deposit 10% of the purchase price for each acquisition into an escrow account.  As of December 31, 2011, $58.5 million in restricted cash classified as noncurrent relates to the amount held in escrow for these pending acquisitions.

Additionally, under the terms of certain lease agreements, as of December 31, 2011 and 2010, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Balance at beginning of period	$3,242	$2,932	$3,327
Charged to expense	751	703	1,381
Net write-offs	(985)	(393)	(1,776)
Balance at end of period	$3,008	$3,242	$2,932

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

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Program service arrangements are accounted for as station barter arrangements, however, network affiliation programming is excluded from these calculations.  Revenues are recorded as revenues realized from station barter arrangements and the corresponding expenses are recorded as expenses recognized from station barter arrangements.  In conjunction with the 2009 termination of our MyNetworkTV affiliation agreements described in Note 9. Commitments and Contingencies, in September 2009 our relationship with MyNetworkTV changed to a program service arrangement and is accounted for as a station barter arrangement.

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

Other Assets

Other assets as of December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Equity and cost method investments	$80,539	$76,275
Unamortized costs related to debt issuances	34,590	30,017
Other	8,280	2,124
Total other assets	$123,409	$108,416

We have equity and cost method investments primarily in private investment funds and real estate ventures.  These investments are included in our other operating divisions segment.  In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2011, 2010, and 2009, none of our investments were significant individually or in the aggregate.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess whether a loss in value has occurred related to the investment.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  For the year ended December 31, 2010, we recorded impairments of $6.7 million related to three of our investments.  The impairments are recorded in the gain (loss) from equity and cost method investees in our consolidated statement of operations.  No impairment was recorded for the years ended December 31, 2011 or 2009.

Impairment of Intangible and Long-Lived Assets

The accounting guidance for goodwill and other intangible assets requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually, or when events or changes in circumstances indicate that impairment potentially exists.  Beginning with the annual goodwill impairment test in 2011, which we perform each year in the fourth quarter, we applied a qualitative assessment to assess whether it is more likely than not a reporting unit has been impaired.  Our qualitative assessment includes, but is not limited to, assessing the changes in macroeconomics conditions, regulatory environment, industry and market conditions, and the specific financial performance of the reporting units, as well as any other events or circumstances specific to the reporting units.  If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative two-step method. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including quoted market prices, observed earnings/cash flow multiples paid for comparable television stations and discounted cash flow models.  If the net book value of the reporting unit were to exceed the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill to determine the implied fair value. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  Prior to 2011, the annual impairment test for goodwill was performed using the quantitative two-step method described above, for all reporting units.  For our annual impairment test for indefinite-lived intangibles, broadcast licenses, we compare the fair value of the broadcast licenses, at a market level, to the carrying amount of those same broadcast licenses.  If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

We aggregate our stations by market for purposes of our goodwill impairment testing.  We believe that our markets are most representative of our broadcast reporting units because segment management views, manages and evaluates our stations on a market basis.  Furthermore, in our markets operated as duopolies, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  When performing the quantitative two-step method, we estimate the fair market value of our reporting units using a combination of quoted market prices, observed earnings/cash flow multiples paid for comparable television stations, and discounted cash flow models.  Our discounted cash flow model is based on our judgment of future market conditions within each designated market area, as well as discount rates that would be used by market participants in an arms-length transaction.

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

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Compensation and employee insurance	$16,665	$16,637
Interest	12,191	13,528
Other accruals relating to operating expenses	37,498	29,027
Deferred revenue	13,344	8,879
Total accrued liabilities	$79,698	$68,071

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine, based on the weight of all available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2011, valuation allowances have been provided for a substantial amount of our available state net operating losses.   Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.

Supplemental Information — Statements of Cash Flows

During 2011, 2010 and 2009, we had the following cash transactions (in thousands):

	2011	2010	2009
Income taxes paid related to continuing operations	$897	$1,211	$537
Income tax refunds received related to continuing operations	$5	$8,435	$2,975
Interest paid	$98,643	$110,833	$61,266

Non-cash barter and trade expense are presented on the face of the consolidated statements of operations.  Non-cash transactions related to capital lease obligations were $2.3 million, $1.4 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenue Recognition

Total revenues include: (i) cash and barter advertising revenues, net of agency commissions; (ii) retransmission consent fees; (iii) network compensation; (iv) other broadcast revenues and (v) revenues from our other operating divisions.

Advertising revenues, net of agency commissions, are recognized in the period during which time spots are aired.

Our retransmission consent agreements contain both advertising and retransmission consent elements.  We have determined that our retransmission consent agreements are revenue arrangements with multiple deliverables.  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting at fair value.   Revenue applicable to the advertising element of the arrangement is recognized similar to the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized over the life of the agreement.

Network compensation revenue is recognized over the term of the contract.  All other significant revenues are recognized as services are provided.

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $8.7 million, $6.2 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Financial Instruments

Financial instruments, as of December 31, 2011 and 2010, consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 5. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Pension

We are required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  As of December 31, 2011 and 2010, we held a liability of $4.6 million and $3.2 million, respectively, representing the under funded status of our defined benefit pension plan.

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

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2011, 9,955,309 shares (including forfeited shares) were available for future grants.  We have not issued any options subsequent to accelerating the vesting in 2005.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2010	300,500	$10.81	300,500	$10.81
2011 Activity:
Granted	—	—	—	—
Exercised	(113,450)	12.12	—	—
Cancelled	(8,050)	11.09	—	—
Outstanding at December 31, 2011	179,000	$11.69	179,000	$11.69

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs issued in 2011 and 2010 have certain restrictions that lapse over two years at 50% and 50%, respectively.  RSAs issued prior to 2010 have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends.  The fair value assumes the value of the stock on the trading date immediately prior to the grant date.

The following is a summary of changed in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2010	220,750	$6.44
2011 Activity:
Granted	91,000	12.07
Vested	(134,250)	6.88
Forfeited	(3,000)	9.96
Unvested shares at December 31, 2011	174,500	$8.97

For the years ended December 31, 2011, 2010 and 2009, we recorded compensation expense of $1.0 million, $0.8 million and $0.6 million, respectively. The majority of the unrecognized compensation expense of $0.7 million, as of December 31, 2011, will be recognized in 2012.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the quarter and as of the last day of that quarter. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
Risk-free interest rate	0.4%	0.3%	0.3%
Expected life	3 months	3 months	3 months
Expected volatility	38%-67%	64%-88%	94%-137%
Weighted average volatility	51%	77%	106%
Annual dividend yield	3.8%-6.6%	—	—
Weighted average dividend yield	5.4%	—	—

We use the Black-Scholes model as opposed to a lattice pricing model because employee exercise patterns are not relevant to this plan.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with short-term maturities that approximate the expected life of the options.  The expected life is based on the approximate number of days in the quarter assuming the option was issued on the first day of the quarter.  The expected volatility is based on our historical stock prices over the previous three month period.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.2 million and $0.3 million, respectively.  Less than 0.1 million shares were issued to employees during the year ended December 31, 2011.

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

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2011 and 2010, we recorded $1.3 million and $1.5 million, respectively, of compensation expense related to the Match. We did not make a 401(k) plan Match in 2009.

SARs.  On March 22, 2011, 300,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP.  The base value of each SAR is $12.07 per share, which was the closing price of our Class A Common Stock on the grant date. The SARs had a grant date fair value of $2.2 million.  On March 12, 2010, 300,000 SARs were granted to David Smith, pursuant to the LTIP.  The base value of each SAR is $5.75 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $1.6 million.  No SARs were granted in 2009.  The SARs have a 10-year term and vest immediately.  We valued the SARs using the Black-Scholes model and the following assumptions:

	2011	2010
Risk-free interest rate	3.60%	3.85%
Expected life	10 years	10 years
Expected volatility	67.94%	110.38%
Annual dividend yield	2.27%	0.00%

For the years ended December 31, 2011 and 2010, we recorded compensation expense, at the grant date, of $2.2 million and $1.6 million, respectively, related to these grants.  In 2011, David Smith exercised 650,000 of his SARs for 237,947 shares.  During 2011 and 2010, these SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share. During 2009, these SARs had no effect on the shares used in our diluted loss per share, as they were anti-dilutive.  As of December 31, 2011, 500,000 SARs were outstanding.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and appraisals.  These stock awards vest immediately.  For the year ended December 31, 2011, we recorded compensation expense of $2.9 million related to these awards. We did not issue any subsidiary stock awards in 2010 or 2009.  During the year ended December 31, 2011, we purchased $2.5 million of subsidiary shares from noncontrolling interests.  These awards have no effect on the shares used in our basic and diluted earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of shares of Class A Common Stock pursuant to the LTIP.  In 2011, 2010 and 2009, each non-employee director received 5,000 shares, respectively.  On June 3, 2011, June 3, 2010 and June 4, 2009, we granted 25,000 shares that had a fair value of $9.39 per share, 25,000 shares that had a fair value of $6.61 per share and 25,000 shares that had a fair value of $2.09 per share, respectively.  The fair value assumes the closing value of the stock on the date of grant.  We recorded an expense of $0.2 million for each of the years ended December 31, 2011 and 2010 and less than $0.1 million on the date of grant for the year ended December 31, 2009, respectively.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings (loss) per share.

3.              PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Property and equipment consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Land and improvements	$20,303	$20,183
Real estate held for development and sale	55,517	54,474
Buildings and improvements	98,283	93,514
Station equipment	306,041	341,022
Office furniture and equipment	37,305	44,735
Leasehold improvements	14,495	15,336
Automotive equipment	12,578	12,040
Capital leased assets	79,259	79,259
Construction in progress	6,647	3,005
	630,428	663,568
Less: accumulated depreciation	(348,907)	(391,337)
	$281,521	$272,231

Capital leased assets are related to building, tower and equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded capital lease depreciation expense of $3.8 million, $4.0 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

4.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $660.1 million and $660.0 million at December 31, 2011 and 2010, respectively.  The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other Operating Divisions	Consolidated
Balance at December 31, 2009
Goodwill	$1,070,202	$3,388	$1,073,590
Accumulated impairment losses	(413,573)	—	(413,573)
	656,629	3,388	660,017
Balance at December 31, 2010
Goodwill	$1,070,202	$3,388	$1,073,590
Accumulated impairment losses	(413,573)	—	(413,573)
	656,629	3,388	660,017
Acquisition of other operating divisions companies (a)	—	100	100
Balance at December 31, 2011
Goodwill (a)	$1,070,202	$3,488	$1,073,690
Accumulated impairment losses	(413,573)	—	(413,573)
	$656,629	$3,488	$660,117

(a)         In May 2011, we acquired the Ring of Honor wrestling franchise.

As of December 31, 2011 and 2010, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	2011	2010
Beginning balance	$47,375	$51,988
Broadcast license impairment charge	(398)	(4,613)
Acquisition of television station (a)	25	—
Ending balance (b)	$47,002	$47,375

(a)         In 2011, Cunningham, a VIE for which we consolidate, acquired the license assets of WDBB-TV, in Birmingham, Alabama.

(b)         Approximately $4.2 million of broadcast licenses relate to consolidated VIEs as of December 31, 2011 and 2010.

We did not have any indicators of impairment in the first, second or third quarters of 2011 and therefore did not perform interim impairment tests for goodwill during those periods.  In the first quarter 2011, we recorded an impairment charge of $0.4 million for our broadcast licenses due to anticipated increase in costs for one of our stations as a result of converting to full power. We performed our annual impairment tests in the fourth quarter of 2011, and did not recognize any impairment as a result of the assessments.

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

The carrying value, fair value and impairment loss of the goodwill and broadcast licenses which were impaired during 2011, 2010 and 2009 were as follows (in thousands):

		Fair Value Measurements Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Year Ended December 31, 2011
Broadcast licenses (a)	$1,265	$—	$—	$1,265	$398

Year Ended December 31, 2010
Broadcast licenses (a)	$14,850	$—	$—	$14,850	$4,613

Year Ended December 31, 2009
Goodwill of markets which were impaired during the year (b)	$55,762	$—	$—	$55,762	$164,171
Broadcast licenses (a)	$51,542	$—	$—	$51,542	$80,434

(a)         The fair value above represents the fair value of the broadcast licenses that were impaired in 2011, 2010 and 2009 and recorded to fair value.  It excludes carrying values of $45.7 million, $32.5 million and $0.4 million related to broadcast licenses as of December 31, 2011, 2010 and 2009, respectively, which were not impaired during those years and had fair values in excess of carrying value.

(b)         The fair value above represents the implied fair value of the goodwill assigned to the five impaired markets in 2009 for which we were required to calculate this amount.  It excludes carrying values related to goodwill of $604.2 million at December 31, 2009 for which we were not required to calculate the fair value.

The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment and to determine the fair value of our broadcast licenses consist of discount rates, revenue and expense growth rates, constant growth rates and comparable business multiples.  The revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses have increased slightly from 2010 to 2011.  The growth rates are based on market studies, industry knowledge and historical performance.

The discount rates used to determine the fair value of our broadcast licenses did not significantly change from 2010 to 2011.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations (in thousands):

	Weighted Average	As of December 31, 2011
	Amortization Period	Gross Carrying Amount		Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation	25 years	$244,900		$(141,202)	$103,698
Decaying advertiser base	15 years	122,375		(115,897)	6,478
Other	15 years	106,243	(a)	(41,078)	65,165
Total		$473,518		$(298,177)	$175,341

	Weighted Average	As of December 31, 2010
	Amortization Period	Gross Carrying Amount		Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation	25 years	$245,025		$(132,013)	$113,012
Decaying advertiser base	15 years	122,375		(111,675)	10,700
Other	15 years	97,200	(a)	(36,260)	60,940
Total		$464,600		$(279,948)	$184,652

(a)         During 2011 and 2010, we purchased $8.9 million and $10.2 million, respectively, in additional alarm monitoring contracts related to a business within our other operating divisions.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  The amortization expense of the definite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009 was $18.2 million, $18.8 million and $22.4 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2011, 2010 and 2009.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2012	$17,344
For the year ended December 31, 2013	15,398
For the year ended December 31, 2014	13,072
For the year ended December 31, 2015	12,869
For the year ended December 31, 2016	12,766
Thereafter	103,892
$175,341

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On January 15, 2011, the put right period for the 4.875% Notes, which mature on July 15, 2018, expired and no holders exercised their put rights.  Pursuant to our Bank Credit Agreement, the $5.1 million in restricted cash held to pay for the put of any 4.875% Notes was used towards reducing our debt balance in March 2011.  On January 15, 2011, the 4.875% Notes cash interest rate of 4.875% changed to 2.00% through maturity with the difference of 2.875% being accrued and then paid at maturity.  As of December 31, 2011, the face amount of the outstanding 4.875% Notes was $5.7 million.

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

•                  1.875% per quarter commencing March 31, 2012 to December 31, 2012

•                  2.50% per quarter commencing March 31, 2013 to December 31, 2013

•                  3.125% per quarter commencing March 31, 2014 to December 31, 2015

•                  remaining unpaid principal due at maturity on March 15, 2016

•                  We paid down $45.0 million of the outstanding $270.0 million Term Loan B facility (Term Loan B).  Interest on the Term Loan B was reduced to LIBOR plus 3.00% with a 1.00% LIBOR floor.  Principal will continue to amortize at a rate of $825,000 per quarter through September 30, 2016 ending with a final payment of the remaining unpaid principal due at maturity on October 29, 2016.

•                  Other amended terms provide us with incremental term loan capacity of $300.0 million and more flexibility to use our cash balances and the revolving credit facility for restricted payments and television acquisitions, including in certain circumstances the ability to make up to $100.0 million in restricted annual cash payments including but not limited to dividends and share repurchases.

On December 16, 2011 we further amended certain terms of, and raised additional commitments under our Bank Credit Agreement in order to fund the acquisition of the Four Points and Freedom stations.  The final terms of this new amendment are as follows:

•                  We raised $530.0 million of incremental term loan commitments, which consisted of an additional $372.5 million Term B Loan commitment and an additional $157.5 million Term A Loan commitment.  Interest rates and maturity were not amended.

•                  We increased our revolving line of credit from $75.4 million to $97.5 million and extended the maturity from 2013 to be coterminous with the Term Loan A maturity of March 2016.  Pricing on the revolving line of credit was reduced from LIBOR plus 4.00% with a 2.00% LIBOR floor down to LIBOR plus 2.25%, with no LIBOR floor.

•                  We also amended certain terms of the Bank Credit Agreement, including increased incremental loan capacity, increased television station acquisition capacity and more flexibility under the restrictive covenants.

•                  We will begin to incur fees on the undrawn commitments beginning January 17, 2012.  The fees are calculated based on an annual rate of 0.5% for the Term Loan A, which will increase to 1.0% after March 30, 2012, and 1.5% for the Term Loan B which will increase to 3.0% after March 30, 2012.  If we do not complete the Freedom acquisition and draw on the remaining commitments by July 1, 2012, the commitments will expire.

We drew $180.0 million of the additional term loans to fund the previously announced acquisition of assets of Four Points, which closed in January 2012, and intend to draw the remaining $350.0 million of the additional term loans to fund the previously announced acquisition of assets of Freedom, which is expected to close late in the first quarter or early in the second quarter of 2012.  As of December 31, 2011, we had $12.0 million drawn on our revolver.

Interest expense related to the Bank Credit Agreement, including the revolver, on our consolidated statement of operations was $19.6 million, $23.6 million and $8.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Included in these amounts were debt refinancing costs of $6.1 million and $3.6 million for the years ended December 31, 2011 and 2010, respectively, in accordance with debt modification accounting guidance that applied to the amendments.  Additionally, during the year ended December 31, 2011, we capitalized $5.5 million of financing costs related to the amendment.

The weighted average effective interest rate of the Term Loan B for the years ended December 31, 2011 and 2010 was 4.96% and 6.86%, respectively.  The weighted average effective interest rate of the Term Loan A for the year ended December 31, 2011 was 2.45%.

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

Interest expense was $13.9 million and $17.6 million for the years ended December 31, 2010 and 2009, respectively.

The weighted average effective interest rate for the 8.0% Notes including the amortization of its bond premium was 7.88% for the year ended December 31, 2010.

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

During 2009, we redeemed, on the open market, $1.0 million principal amount of the 6.0% Notes.  In connection with this redemption, we recorded a gain from extinguishment of debt of $0.4 million for the year ended December 31, 2009.

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

On April 15, 2011, we completed the redemption of the remaining $70.0 million of outstanding 6.0% Notes at 100% of the face value of such notes plus accrued and unpaid interest.  The redemption of the 6.0% Notes was effected in accordance with the terms of the indenture governing the 6.0% Notes and was funded from the net proceeds of our new Term Loan A.  As a result of this redemption, we recorded a loss on extinguishment of debt of $3.4 million for the year ended December 31, 2011.

Interest expense was $1.9 million, $10.6 million, and $11.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average effective interest rate for the 6.0% Notes including the amortization of its bond discount was 9.18% and 8.96% for the years ended December 31, 2011 and 2010, respectively.

9.25% Senior Secured Second Lien Notes, Due 2017

On October 29, 2009, we issued $500.0 million aggregate principal amount of the 9.25% Notes that mature on November 1, 2017, pursuant to an indenture, dated as of October 29, 2009 (the Indenture).  The 9.25% Notes were priced at 97.264% of their par value and accrue interest at a rate of 9.25% beginning on the issue date.  Interest on the 9.25% Notes is paid on May 1 and November 1 of each year, beginning May 1, 2010.  Prior to November 1, 2013, we may redeem the 9.25% Notes in whole, but not in part, at any time at a price equal to 100% of the principal amount of the 9.25% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on November 1, 2013, we may redeem some or all of the 9.25% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to November 1, 2012, we may redeem up to 35.0% of the 9.25% Notes using the proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 9.25% Notes may require us to repurchase some or all of the 9.25% Notes.  The 9.25% Notes are collateralized by $1,005.7 million of our tangible and intangible assets.

Interest expense was $47.6 million and $47.3 million for the years ended December 31, 2011 and 2010, respectively.

The weighted average effective interest rate for the 9.25% Notes including the amortization of its bond discount was 9.74% and 9.71% for the years ended December 31, 2011 and 2010, respectively.

8.375% Senior Unsecured Notes, due 2018

On October 4, 2010, we issued $250.0 million aggregate principal amount of the 8.375% Notes at 98.567% of their par value pursuant to an indenture, dated as of October 4, 2010 (the Indenture).  Interest on the 8.375% Notes will be paid on April 15 and October 15 of each year, beginning April 15, 2011.  Prior to October 15, 2014, we may redeem the 8.375% Notes in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 8.375% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the Indenture.  Beginning on October 15, 2014, we may redeem some or all of the 8.375% Notes at any time or from time to time at the redemption prices set forth in the Indenture.  In addition, on or prior to October 15, 2013, we may redeem up to 35% of the 8.375% Notes using the proceeds of certain equity offerings.  Upon certain changes of control, we must offer to purchase the 8.375% Notes at a price equal to 101% of the face amount of the notes plus accrued and unpaid interest.  The net proceeds from the offering of the 8.375% Notes were used to fund the tender offers for our 6.0% and 8.0% Notes described above.  Concurrent to entering into the Indenture we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 8.375% Notes for registered securities with the SEC by July 1, 2011.  The 8.375% Notes registration became effective on November 23, 2010.

In 2011, we repurchased, in the open market, $12.5 million principal amount of the 8.375% Notes.  We recognized a loss on these extinguishments of $0.3 million.  As of December 31, 2011, the principal amount of the outstanding 8.375% Notes was $237.5 million.

Interest expense was $21.0 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively.

The weighted average effective interest rate of the 8.375% Notes was 8.64% and 8.45% for the years ended December 31, 2011 and 2010, respectively.

4.875% Convertible Senior Notes, Due 2018 and 3.0% Convertible Senior Notes, Due 2027

Any holder of the 4.875% Notes may surrender all or any portion of their notes for a conversion into our Class A Common Stock at any time. As of December 31, 2011, the conversion price of the 4.875% Notes was $22.37 per share and the number of Class A Common Stock that would be delivered upon conversion was 254,128.  The 4.875% Notes bore cash interest at an annual rate of 4.875% until January 15, 2011 and now bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity.  The principal amount of the 4.875% Notes will accrete to 125.66% of the original par amount from January 15, 2011 to maturity.  As of January 15, 2011, no put rights were exercised for the 4.875% Notes and the put right expired.

Upon certain conditions, the 3.0% Notes are convertible into cash and, in certain circumstances, shares of Class A Common Stock at any time on or before November 15, 2026.  Holders of the 3.0% Notes will have the right on May 15, 2017 and May 15, 2022, or any other such date to be determined by us at a repurchase price payable in cash equal to the aggregate principal amount plus accrued and unpaid interest (including contingent cash interest), if any, through the repurchase date. As of December 31, 2011, the conversion price of the 3.0% Notes was $18.99 per share and the number of Class A Common Stock that would be delivered upon conversion was 284,360.  We recorded the difference between the initial proceeds received from the debt issuance and the fair value of the liability component of the debt as a discount.

During 2009, we commenced tender offers at 98% of the face value of the notes and purchased $266.6 million and $106.5 million of the 3.0% Notes and 4.875% Notes, respectively.  Additionally, during 2009, we redeemed, on the open market, $50.7 million of the 3.0% Notes.  We recorded $18.9 million and $0.2 million gain from extinguishment on the 3.0% Notes and 4.875% Notes, respectively during the year ended December 31, 2009.

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

As of December 31, 2011, we have embedded derivatives related to contingent cash interest features in our 4.875% Notes and 3.0% Notes, which had negligible fair values.

The weighted average effective interest rate for the 4.875% Notes was 4.84% and 5.42% for the years ended December 31, 2011 and 2010, respectively.  The weighted average effective interest rate on the liability portion of the 3.0% Notes was 3.0% and 3.44% for the years ended December 31, 2011 and 2010, respectively.

Interest expense for the 4.875% Notes was $0.3 million, $1.0 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Interest expense for the 3.0% Notes was $0.2 million, $0.5 million and $15.5 million, respectively.

Cunningham Bank Credit Facility

Cunningham, one of our consolidated VIEs, holds a $33.5 million term loan facility originally entered into on March 20, 2002, with an unrelated third party.  Primarily all of Cunningham’s assets are collateral for its term loan facility, which is non-recourse.  On June 5, 2009, the administrative agent under Cunningham’s bank credit facility declared an event of default under the facility for failure to timely deliver certain annual financial statements as required.  As of such date, a rate of interest of LIBOR plus 5.00%, which rate includes a 2.00% default rate of interest, was instituted on all outstanding borrowings under the Cunningham bank credit facility.  On June 30, 2009, the default was waived and the termination date of the Cunningham term loan facility was extended to July 31, 2009, subject to certain conditions, including maintaining the default interest rate.  On July 31, 2009, the Cunningham bank credit facility was further extended to October 30, 2009. The extension required that Cunningham make $0.2 million principal payments on its term loan facility as of the first day of each of August, September and October with the balance due on October 30, 2009.  To avoid any potential bankruptcy of Cunningham, the lenders under Cunningham’s existing credit facility indicated their willingness to replace such credit facility with a new credit facility, which was conditioned upon Cunningham’s demonstration that it can repay the outstanding principal balance due under the facility within three years maturing on October 1, 2012.  The interest rate of the new credit facility is LIBOR plus 4.50% with a 2.00% floor.  As a result, Cunningham asked us to restructure certain of its arrangements with us, including the LMAs.  See Note 10. Related Person Transactions for more information.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of December 31, 2011, Cunningham was the sole material third party licensee as defined in our Bank Credit Agreement.  A default by a material third-party licensee including a default caused by insolvency would cause an event of default under our Bank Credit Agreement.

For the years ended December 31, 2011, 2010 and 2009, the interest expense relating to Cunningham’s term loan facility was $1.0 million, $1.7 million and $1.8 million, respectively.

Other Operating Divisions Segment Debt

Other operating divisions segment debt includes the debt of our consolidated subsidiaries with non-broadcast related operations. This debt is non-recourse.  Interest is paid on this debt at rates typically ranging from LIBOR plus 2.5% to a fixed 6.11% during 2011. During 2011, 2010 and 2009, interest expense on this debt was $3.7 million, $4.3 million and $3.8 million, respectively.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Bank Credit Agreement, Term Loan A	$115,000	$—
Bank Credit Agreement, Term Loan B	221,700	270,000
Revolving Credit Facility	12,000	—
6.0% Convertible Debentures, due 2012	—	70,035
9.25% Senior Secured Second Lien Notes, due 2017	500,000	500,000
8.375% Senior Unsecured Notes, due 2018	237,530	250,000
4.875% Convertible Senior Notes, due 2018	5,685	5,685
3.0% Convertible Senior Notes, due 2027	5,400	5,400
Cunningham Term Loan Facility (non-recourse)	10,967	21,933
Other operating divisions segment debt (all non-recourse)	51,614	48,000
Capital leases	45,075	43,689
	1,204,971	1,214,742
Plus: Accretion on 4.875% Convertible Senior Notes, due 2018	158	—
Less: Discount on Bank Credit Agreement, Term Loan B	(4,698)	(5,648)
Less: Discount on 6.0% Convertible Debentures, due 2012	—	(4,015)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	(10,947)	(12,276)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(3,018)	(3,507)
Less: Current portion	(38,195)	(19,556)
	$1,148,271	$1,169,740

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2011 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2012	$36,269	$5,924	$42,193
2013	42,800	6,052	48,852
2014	33,313	6,188	39,501
2015	19,475	5,406	24,881
2016	279,425	5,019	284,444
2017 and thereafter	750,074	54,399	804,473
Total minimum payments	1,161,356	82,988	1,244,344
Plus: Accretion on 4.875% Convertible Senior Notes, due 2018	158	—	158
Less: Discount on Term Loan B	(4,698)	—	(4,698)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	(10,947)	—	(10,947)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(3,018)	—	(3,018)
Less: Amount representing interest	(1,460)	(37,913)	(39,373)
	$1,141,391	$45,075	$1,186,466

Our Bank Credit Agreement and indentures governing our outstanding notes contain a number of covenants that, among other things, restrict our ability and our subsidiaries’ ability to incur additional indebtedness, pay dividends, incur liens, engage in mergers or consolidations, make acquisitions, investments or disposals and engage in activities with affiliates.  In addition, under the Bank Credit Agreement, we are required to satisfy specified financial ratios.  As of December 31, 2011, we were in compliance with all financial ratios and covenants.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2011, our broadcast segment had 29 capital leases with non-affiliates, including 26 tower leases, two building leases and one software lease; our other operating divisions segment had four capital equipment leases and corporate has one building lease.  All of our tower leases will expire within the next 20 years and the building leases will expire within the next 5 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 10. Related Person Transactions.

We filed a $500.0 million universal shelf registration statement with the SEC which became effective April 22, 2009 and expires March 8, 2012.  We may use the universal shelf registration statement to issue common and preferred equity, debt securities and securities convertible into equity.

6.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2011 were as follows (in thousands):

2012	$63,825
2013	18,360
2014	8,182
2015	1,083
Total	91,450
Less: Current portion	(63,825)
Long-term portion of program contracts payable	$27,625

Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $15.6 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating to $125.1 million as of December 31, 2011.

7.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2011 and 2010, 1,149,960 and 2,370,040, respectively, Class B Common Stock shares were converted into Class A Common Stock shares.

Our Bank Credit Agreement and some of our subordinated debt instruments have restrictions on our ability to pay dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.  Under the indentures governing the 9.25% Notes and 8.375% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

In November 2010, our Board of Directors declared a one-time $0.43 per share dividend on common stock, which was paid in December 2010. During 2011, our Board of Directors declared quarterly dividends on common stock, of $0.12 per share. Dividends of $0.12 per share were paid in March 2011, June 2011, September 2011 and December 2011, for total dividend payments of $0.48 per share for the year ended December 31, 2011. In February 2012, our Board of Directors declared a quarterly dividend of $0.12 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant. The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

In 2008, our Board of Directors authorized the Company to repurchase up to $150.0 million of the Class A Common Stock on the open market or through private transactions, under which we have repurchased $31.3 million, cumulatively. During 2009, we repurchased approximately 1.5 million shares of Class A Common Stock for approximately $1.5 million on the open market, including transaction costs. We did not repurchase any shares of Class A Common Stock during 2011 or 2010.

8.     INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Provision (benefit) for income taxes - continuing operations	$44,785	$40,226	$(32,512)
Provision for income taxes - discontinued operations	477	77	350
	$45,262	$40,303	$(32,162)
Current:
Federal	$678	$1,263	$(7,882)
State	1,055	596	669
	1,733	1,859	(7,213)
Deferred:
Federal	41,361	37,010	(25,598)
State	2,168	1,434	649
	43,529	38,444	(24,949)
	$45,262	$40,303	$(32,162)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2011	2010	2009
Federal income tax provision (benefit) at statutory rate	35.0%	35.0%	(35.0)%
Adjustments-
State income taxes, net of federal effect	1.7%	1.5%	(0.3)%
Non-deductible expense items	—	(0.1)%	18.0%
Basis in subsidiaries stock	—	(2.1)%	(2.3)%
Other	0.3%	0.1%	0.3%
Provision (benefit) for income taxes	37.0%	34.4%	(19.3)%

The non-deductible expense items include the tax effect of $27.9 million of non-deductible goodwill impairment for the year ended December 31, 2009 and $0.1 million and $2.0 million of non-deductible FCC license impairment for the years ended December 31, 2010 and 2009, respectively.

We recorded a deferred tax benefit of $2.5 million and $3.8 million during the years ended December 31, 2010 and 2009, respectively, related to the recovery of historical losses attributable to the basis in stock of certain subsidiaries.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Current and Long-Term Deferred Tax Assets:
Net operating and capital losses:
Federal	$1,550	$4,063
State	87,623	83,229
Broadcast licenses	18,087	24,782
Intangibles	5,390	8,669
Other	19,352	32,235
	132,002	152,978
Valuation allowance for deferred tax assets	(79,136)	(77,559)
Total deferred tax assets	52,866	75,419

Current and Long-Term Deferred Tax Liabilities:
Broadcast licenses	(10,115)	(9,199)
Intangibles	(204,230)	(191,658)
Property and equipment, net	(24,877)	(19,019)
Contingent interest obligations	(52,298)	(52,212)
Other	(3,958)	(4,008)
Total deferred tax liabilities	(295,478)	(276,096)
Net tax liabilities	$(242,612)	$(200,677)

Our remaining federal and state net operating losses will expire during various years from 2012 to 2031.

We establish valuation allowances in accordance with the guidance related to accounting for income taxes.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates used to manage our underlying businesses. A valuation allowance has been provided for deferred tax assets based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the years ended December 31, 2011 and 2010, we increased our valuation allowance by $1.6 million and $0.7 million, respectively. The change in valuation allowance was primarily due to state net operating losses.  During the year ended December 31, 2009, we decreased our valuation allowances by $8.0 million.  The change in valuation allowance was primarily due to the removal of the fully valued federal net operating losses related to the closure of a subsidiary.  We expect that $7.7 million of valuation allowance related to certain deferred tax assets of one of our consolidated VIEs may be released in the first quarter of 2012 when the weight of all available evidence will support full realization of the deferred tax assets.

As of December 31, 2011 and 2010, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2011	2010	2009
Balance at January 1,	$26,125	$26,148	$26,088
(Reductions) increases related to prior years tax position	(127)	(210)	146
Increases related to current year tax positions	90	187	104
Reductions related to settlements with taxing authorities	—	—	(76)
Reductions related to expiration of the applicable statute of limitations	—	—	(114)
Balance at December 31,	$26,088	$26,125	$26,148

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.3 million, $1.0 million and $1.1 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2008 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2008 federal and state tax returns may also be subject to examination.  In addition, our 2006 and 2007 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, it is reasonably possible that various statutes of limitations could expire by December 31, 2012.  We do not expect such expirations, if any, would significantly change our unrecognized tax benefits over the next twelve months.

9.                    COMMITMENTS AND CONTINGENCIES:

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

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 15 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2011, 2010 and 2009 was approximately $3.9 million, $3.7 million and $4.1 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2012	$3,698
2013	3,324
2014	3,194
2015	2,619
2016	2,159
2017 and thereafter	5,105
$20,099

We had no material outstanding letters of credit as of December 31, 2011.

Network Affiliation Agreements and Program Service Arrangements

Our 73 television stations that we own and operate, or to which we provide programming services or sales services, as of December 31, 2011, are affiliated as follows: FOX (20 stations); MyNetworkTV (18 stations; not a network affiliation, however is branded as such); ABC (11 stations); The CW (13 stations); CBS (9 stations); NBC (1 station) and Azteca (1 station).  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with TheCoolTV, the Country Network, CBS (rebroadcasted content from other primary channels within the same market), The CW, MyNetworkTV, This TV, LATV, Azteca, Telemundo and Estrella TV.

The non-renewal or termination of any of our other network affiliation agreements or program service arrangements would prevent us from being able to carry applicable programming.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.  Upon the termination of any of the above affiliation agreements or program service arrangements, we would be required to establish a new affiliation agreement or program service arrangement with another party or operate as an independent station.  At such time and if applicable, the remaining value of a network affiliation asset could become impaired and we would be required to write down the value of the asset to its estimated fair value.  As of December 31, 2011, the net book value of network affiliation assets was $103.7 million.

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

On June 30, 2011, we extended our affiliation agreement with the CW for KMYS-TV until August 31, 2016.  Effective April 26, 2010 KMYS-TV in San Antonio, Texas switched from MyNetworkTV to the CW.

On July 19, 2011, our affiliation agreements of the stations owned, programmed and/or to which we provide services that are affiliated with the CW were extended until August 31, 2016.

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

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

Losses on investments.  In some cases, we own the non-license assets used by the stations we operate under LMAs.  If certain of these LMA arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

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

In July 2006, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision.  In January 2008, the FCC released an order containing ownership rules that re-adopted the 1999 rules.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the 1999 rules.  Those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) and in November 2008, transferred by the Ninth Circuit to the Third Circuit.  On July 7, 2011, the Third Circuit upheld the FCC’s local television ownership rules. On December 5, 2012, we joined with a number of other parties on a Petition for a Writ of Certiorari filed with the Supreme Court requesting that the Court overrule the decision of the Third Circuit. That request remains pending before the Supreme Court.

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

Other Commitments

Pursuant to the LMA with Freedom, we have made certain guarantees with respect to the financial performance of the Freedom stations, whereby the owners of stations will earn a minimum amount of broadcast cash flow, as defined in the respective agreements.  If actual broadcast cash flow is below the stated monthly minimums, the monthly fees we earn for our services under the LMA would be reduced and if the difference between actual broadcast cash flow and the stated minimums is greater than the revenue that we would otherwise earn, we could be required to pay additional amounts related to these guarantees.  Since inception of the LMA, December 1, 2011, the broadcast cash flows of the stations exceeded the monthly minimums.  The total of the monthly guaranteed amounts for the year ended December 31, 2012 is $56.9 million.  We expect to close on the acquisition of the Freedom stations late in the first quarter or early second quarter of 2012.  The total of the monthly guaranteed amounts for the first quarter of 2012 is $12.1 million.

10.             RELATED PERSON TRANSACTIONS:

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $4.4 million, $4.5 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in the Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $2.2 million, $1.7 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009.  We received $0.5 million for each of the years ended December 31, 2010 and 2009 from Bay TV for certain equipment leases which expired on November 1, 2010.

Notes and capital leases payable to affiliates consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Capital lease for building, interest at 7.93%	$—	$520
Capital lease for building, interest at 8.54%	8,402	9,273
Capital leases for broadcasting tower facilities, interest at 9.0%	1,641	1,975
Capital leases for broadcasting tower facilities, interest at 10.5%	5,038	5,065
Liability payable to affiliate for local marketing agreement, interest at 7.69%	3,183	4,600
Capital leases for building and tower, interest at 7.93%	1,295	1,336
	19,559	22,769
Less: Current portion	(3,014)	(3,196)
	$16,545	$19,573

Notes and capital leases payable to affiliates as of December 31, 2011 mature as follows (in thousands):

2012	$4,931
2013	5,028
2014	3,406
2015	3,371
2016	3,056
2017 and thereafter	9,772
Total minimum payments due	29,564
Less: Amount representing interest	(10,005)
$19,559

Cunningham Broadcasting Corporation.  We have options from trusts established by Carolyn C. Smith, a parent of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham) or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  As of December 31, 2011 Cunningham was the owner-operator and FCC licensee of: WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV,

Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WTTE-TV, Columbus, Ohio; and WDBB-TV, Birmingham, Alabama, which Cunningham acquired in 2011.

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

We made payments to Cunningham under these LMA and other agreements of $16.6 million, $17.3 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  For the year ended December 31, 2011, 2010 and 2009, Cunningham’s stations provided us with approximately $90.3 million, $94.3 million and $80.4 million, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licenses.  As of December 31, 2011, Cunningham was the sole material third-party licensee.  The amended or restated LMAs and option agreements have been approved pursuant to our related person transaction policy.

Cunningham accounts for income taxes and deferred taxes using the separate return method and those amounts are consolidated into our income taxes and deferred taxes, which are also calculated using the separate return method.  For the years ended December 31, 2011, 2010 and 2009, Cunningham’s benefit for income taxes was $0.4 million, $0.9 million and $0.9 million, respectively.  As of December 31, 2011 and 2010, Cunningham’s net deferred tax liability was $0.9 and $0.5 million, respectively.  A full valuation allowance was recorded against all deferred tax assets as of December 31, 2011 and 2010.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2011, 2010 and 2009, respectively.  We paid $1.1 million, $0.8 million and $0.4 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2011, 2010 and 2009, respectively.

Towson City Center.  In August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures. Under the lease terms, Atlantic Automotive will pay approximately $0.7 million in annual rent for the year ending December 31, 2012.

In August 2011, Cunningham Kitchen, LLC (Cunningham Kitchen), a company owned by David Smith, entered into a restaurant lease agreement with Towson City Center. Under the lease terms, Cunningham Kitchen will pay approximately $0.2 million in annual rent for the year ending December 31, 2012.

Allegiance Capital Limited Partnership.  In August 1999, we made an investment in Allegiance Capital Limited Partnership (Allegiance), a small business investment company.  Our controlling shareholders and our Executive Vice President/Chief Financial Officer are also investors in Allegiance.  Allegiance Capital Management Corporation (ACMC) is the general partner.  An employee of ours is a non-controlling shareholder of ACMC.  ACMC controls all decision making, investing and management of operations of Allegiance in exchange for a monthly management fee based on actual expenses incurred which currently averages approximately less than $0.1 million and which is paid by the limited partners.  We did not make any contributions into Allegiance during 2011 or 2010.  Allegiance distributed $4.0 million to us during 2011.  Allegiance did not make any distributions to us during 2010.  As of December 31, 2011, our remaining unfunded commitment was $5.3 million.

Thomas & Libowitz, P.A. Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.5 million, $0.5 million and $1.7 million to Thomas & Libowitz during 2011, 2010 and 2009, respectively.  During 2007, Steven A. Thomas received, in lieu of cash payment for certain legal fees, an ownership percentage in two of our real estate investments and one of our private equity investments.  The fair value of the three ownership interests was $0.1 million as of the dates the investments were made.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred less than $0.1 million during the years ended December 31, 2011, 2010 and 2009 related to these arrangements.

Other Leases.  In September 2008, AP Management Company, the management company of Patriot Capital II, L.P., a small business investment company in which we have made investments, entered into a five-year office lease agreement with Skylar Development LLC, a subsidiary of one of our real estate ventures.

In October 2009, Bagby’s Bistro, LLC, a company owned by David Smith and one of his sons, entered into a restaurant lease agreement with Skylar Development, LLC (Skylar), a subsidiary of one of our real estate ventures.  Also, in April 2011, another restaurant lease was executed between the same parties and a third lease between the same parties is expected to be executed during the year ending December 31, 2012.  Under the combined lease terms, Bagby’s Bistro will pay approximately $0.3 million in annual rent for the year ending December 31, 2012.

Other.  One of our controlling shareholders, Frederick Smith, holds an investment in Patriot Capital II, L.P.  Qualified employees, directors and officers have been approved to invest in entities we have an interest in pursuant to the current related person transaction policy.

11.             EARNINGS (LOSS) PER SHARE:

The following table reconciles income (loss) (numerator) and shares (denominator) used in our computations of earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Income (loss) (Numerator)
Income (loss) from continuing operations	$76,588	$75,625	$(137,948)
Income impact of assumed conversion of the 4.875% Notes, net of taxes	180	166	—
Income impact of assumed conversion of the 6.0% Notes, net of taxes	—	2,521	—
Net (income) loss attributable to noncontrolling interests included in continuing operations	(379)	1,100	2,335
Numerator for diluted earnings (loss) per common share from continuing operations available to common shareholders	76,389	79,412	(135,613)
Loss from discontinued operations, net of taxes	(411)	(577)	(81)
Numerator for diluted earnings (loss) available to common shareholders	$75,978	$78,835	$(135,694)

Shares (Denominator)
Weighted-average common shares outstanding	80,217	80,245	79,981
Dilutive effect of stock options and restricted stock awards	61	37	—
Dilutive effect of 4.875% Notes	254	254	—
Dilutive effect of 6.0% Notes	—	3,070	—
Weighted-average common and common equivalent shares outstanding	80,532	83,606	79,981

Potentially dilutive securities representing 1.1 million, 1.4 million and 9.9 million shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive.  The decrease in 2011 compared to 2010 of potentially dilutive securities is primarily related to the exercise of some of our stock-settled appreciation rights in 2011.  The decrease in 2010 compared to 2009 of potentially dilutive securities is primarily related to the partial redemption of our 3.0% Notes and the inclusion of the 4.875% Notes and 6.0% Notes in dilutive earnings (loss) per share.  The net income (loss) per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

12.             SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 45 markets, of which seven markets are operated pursuant to LMAs, located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures.  In 2009, our other operating divisions segment also earned revenues from information technology staffing, consulting and software development and transmitter manufacturing.  These businesses were divested in 2009.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $170.0 million and $167.3 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of December 31, 2011 and 2010, respectively.  We had $19.7 million, $19.3 million and $22.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the years ended December 31, 2011, 2010 and 2009, respectively.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2011, 2010 and 2009 (in thousands):

For the year ended December 31, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$720,775	$44,513	$—	$765,288
Depreciation of property and equipment	29,929	1,323	1,622	32,874
Amortization of definite-lived intangible assets	14,643	3,586	—	18,229
Amortization of program contract costs and net realizable value adjustments	52,079	—	—	52,079
Impairment of goodwill, intangible and other assets	398	—	—	398
General and administrative overhead expenses	24,760	1,158	2,392	28,310
Operating income (loss)	230,679	(1,041)	(4,018)	225,620
Interest expense	—	2,528	103,600	106,128
Income from equity and cost method investments	—	3,269	—	3,269
Goodwill	656,629	3,488	—	660,117
Assets	1,303,604	256,408	11,405	1,571,417
Capital expenditures	34,453	1,382	—	35,835

For the year ended December 31, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$731,046	$36,598	$—	$767,644
Depreciation of property and equipment	33,260	1,291	1,756	36,307
Amortization of definite-lived intangible assets	15,974	2,860	—	18,834
Amortization of program contract costs and net realizable value adjustments	60,862	—	—	60,862
Impairment of goodwill, intangible and other assets	4,803	—	—	4,803
General and administrative overhead expenses	23,685	918	2,197	26,800
Operating income (loss)	244,297	478	(3,960)	240,815
Interest expense	—	1,943	114,103	116,046
Loss from equity and cost method investments	—	(4,861)	—	(4,861)
Goodwill	656,629	3,388	—	660,017
Assets	1,232,332	242,033	11,559	1,485,924
Capital expenditures	9,859	1,835	—	11,694

For the year ended December 31, 2009	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$613,271	$43,719	$—	$656,990
Depreciation of property and equipment	39,982	1,035	1,875	42,892
Amortization of definite-lived intangible assets	20,228	2,127	—	22,355
Amortization of program contract costs and net realizable value adjustments	73,087	—	—	73,087
Impairment of goodwill, intangible and other assets	249,556	—	243	249,799
General and administrative overhead expenses	8,607	1,039	15,986	25,632
Operating loss	(86,372)	(5,969)	(18,376)	(110,717)
Interest expense	—	1,472	78,549	80,021
Income from equity and cost method investments	—	354	—	354

13.             FAIR VALUE MEASUREMENTS:

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments as of December 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.0% Notes (a)	$—	$—	$66,019	$70,385
4.875% Notes	5,685	5,685	5,685	5,685
3.0% Notes	5,400	5,400	5,400	5,400
8.375% Notes	234,512	246,884	246,493	258,750
9.25% Notes	489,052	549,690	487,724	544,690
Term Loan A	115,000	112,700	—	—
Term Loan B	217,002	221,700	264,352	273,240
Cunningham Bank Credit Facility	10,967	11,100	21,933	22,452
Active program contracts payable	91,450	88,699	97,894	89,145
Future program liabilities (b)	125,075	105,166	88,510	72,823

(a)         On April 15, 2011, we completed the redemption of all $70.0 million of these debentures at face value.  We used the proceeds from the Term Loan A issuance to pay for the redemption.

(b)         Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  The carrying value reflects the undiscounted future payments.

The fair value of our 8.375% Notes and 9.25% Notes is determined using quoted prices.  The carrying value of our 3.0% and 4.875% Notes approximate their fair value.  Our Term Loan A, Term Loan B and Cunningham’s bank credit facility are fair valued using Level 2 hierarchy inputs described above.

Our estimates of the fair value of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants’ return and risk applicable to program contracts.

14.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), was the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes and was the primary obligor under the 8.0% Notes until they were fully redeemed in 2010.  Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of December 31, 2011, were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of December 31, 2011 our consolidated total debt of $1,206.0 million included $1,119.1 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,067.6 million.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries (guarantor subsidiaries), have fully and unconditionally guaranteed, subject to certain customary automatic release provisions, all of STG’s obligations.  Those guarantees are joint and several.  There are certain contractual restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$188	$313	$12,466	$—	$12,967
Restricted cash - current	—	—	—	—	—	—
Accounts and other receivables	60	348	126,590	6,308	(139)	133,167
Other current assets	2,430	2,561	55,855	3,021	(284)	63,583
Total current assets	2,490	3,097	182,758	21,795	(423)	209,717

Property and equipment, net	8,234	7,783	171,749	100,362	(6,607)	281,521

Investment in consolidated subsidiaries	—	575,848	—	—	(575,848)	—
Restricted cash — long term	—	58,503	223	—	—	58,726
Other long-term assets	86,186	353,929	17,209	99,683	(418,014)	138,993
Total other long-term assets	86,186	988,280	17,432	99,683	(993,862)	197,719

Acquired intangible assets	—	—	826,175	70,492	(14,207)	882,460

Total assets	$96,910	$999,160	$1,198,114	$292,332	$(1,015,099)	$1,571,417

Accounts payable and accrued liabilities	$1,499	$30,888	$51,119	$7,555	$(2,491)	$88,570
Current portion of long-term debt	420	14,450	589	22,736	—	38,195
Current portion of affiliate long-term debt	998	—	2,016	210	(210)	3,014
Other current liabilities	—	—	65,431	372	—	65,803
Total current liabilities	2,917	45,338	119,155	30,873	(2,701)	195,582

Long-term debt	12,811	1,055,446	37,502	42,512	—	1,148,271
Affiliate long-term debt	7,405	—	9,140	246,552	(246,552)	16,545
Dividends in excess of investment in consolidated subsidiaries	143,857	—	—	—	(143,857)	—
Other liabilities	51,095	2,222	457,003	58,222	(246,161)	322,381
Total liabilities	218,085	1,103,006	622,800	378,159	(639,271)	1,682,779

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	617,375	7,755	264,413	54,304	(326,472)	617,375
Accumulated (deficit) earnings	(734,511)	(108,558)	313,269	(140,581)	(64,130)	(734,511)
Accumulated other comprehensive (loss) income	(4,848)	(3,043)	(2,378)	450	4,971	(4,848)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(121,175)	(103,846)	575,314	(85,827)	(385,641)	(121,175)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	9,813	9,813
Total liabilities and equity (deficit)	$96,910	$999,160	$1,198,114	$292,332	$(1,015,099)	$1,571,417

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$5,071	$1,022	$15,881	$—	$21,974
Restricted cash - current	—	5,058	—	—	—	5,058
Accounts and other receivables	43	99	115,615	5,765	(151)	121,371
Other current assets	1,477	5,492	46,231	2,962	(284)	55,878
Total current assets	1,520	15,720	162,868	24,608	(435)	204,281

Property and equipment, net	9,856	2,669	169,260	97,219	(6,773)	272,231

Investment in consolidated subsidiaries	—	609,737	—	—	(609,737)	—
Restricted cash — long term	—	—	223	—	—	223
Other long-term assets	79,184	318,137	10,207	89,956	(380,339)	117,145
Total other long-term assets	79,184	927,874	10,430	89,956	(990,076)	117,368

Acquired intangible assets	—	—	829,884	64,694	(2,534)	892,044

Total assets	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

Accounts payable and accrued liabilities	$512	$19,733	$46,734	$8,110	$(1,066)	$74,023
Current portion of long-term debt	363	3,300	391	15,502	—	19,556
Current portion of affiliate long-term debt	870	—	2,326	113	(113)	3,196
Other current liabilities	—	—	70,428	693	—	71,121
Total current liabilities	1,745	23,033	119,879	24,418	(1,179)	167,896

Long-term debt	79,091	995,269	38,098	57,282	—	1,169,740
Affiliate long-term debt	8,403	—	11,170	224,207	(224,207)	19,573
Dividends in excess of investment in consolidated subsidiaries	122,994	—	—	—	(122,994)	—
Other liabilities	43,750	1,709	394,192	47,154	(201,008)	285,797
Total liabilities	255,983	1,020,011	563,339	353,061	(549,388)	1,643,006

Common stock	804	—	10	282	(292)	804
Additional paid-in capital	609,640	123,695	445,577	78,637	(647,909)	609,640
Accumulated (deficit) earnings	(771,953)	(195,049)	165,316	(154,656)	184,389	(771,953)
Accumulated other comprehensive loss	(3,914)	(2,394)	(1,800)	(847)	5,041	(3,914)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(165,423)	(73,748)	609,103	(76,584)	(458,771)	(165,423)
Noncontrolling interest in consolidated subsidiaries	—	—	—	—	8,341	8,341
Total liabilities and equity (deficit)	$90,560	$946,263	$1,172,442	$276,477	$(999,818)	$1,485,924

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$721,936	$52,295	$(8,943)	$765,288

Program and production	—	1,298	185,038	338	(8,062)	178,612
Selling, general and administrative	2,396	25,160	121,391	3,765	(464)	152,248
Depreciation, amortization and other operating expenses	1,622	688	160,432	45,903	163	208,808
Total operating expenses	4,018	27,146	466,861	50,006	(8,363)	539,668

Operating (loss) income	(4,018)	(27,146)	255,075	2,289	(580)	225,620

Equity in earnings of consolidated subsidiaries	83,354	134,996	—	—	(218,350)	—
Interest expense	(3,285)	(94,556)	(4,931)	(23,978)	20,622	(106,128)
Gain on Sales of Securities	—	—	—	391	(391)	—
Other income (expense)	1,781	35,255	(36,142)	1,560	(573)	1,881
Total other income (expense)	81,850	75,695	(41,073)	(22,027)	(198,692)	(104,247)

Income tax (provision) benefit	(2,034)	29,783	(75,449)	2,915	—	(44,785)
Loss from discontinued operations, net of taxes	—	(411)	—	—	—	(411)
Net income (loss)	75,798	77,921	138,553	(16,823)	(199,272)	76,177
Net loss attributable to the noncontrolling interest	—	—	—	—	(379)	(379)
Net income (loss) attributable to Sinclair Broadcast Group	$75,798	$77,921	$138,553	$(16,823)	$(199,651)	$75,798

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$732,214	$45,351	$(9,921)	$767,644

Program and production	—	893	161,746	369	(8,875)	154,133
Selling, general and administrative	2,205	23,530	125,106	3,597	(547)	153,891
Depreciation, amortization and other operating expenses	1,756	518	179,345	37,022	164	218,805
Total operating expenses	3,961	24,941	466,197	40,988	(9,258)	526,829

Operating (loss) income	(3,961)	(24,941)	266,017	4,363	(663)	240,815

Equity in earnings of consolidated subsidiaries	85,974	136,815	—	—	(222,789)	—
Interest expense	(13,611)	(95,089)	(5,204)	(22,334)	20,192	(116,046)
Other income (expense)	1,666	33,389	(36,506)	(7,026)	(441)	(8,918)
Total other income (expense)	74,029	75,115	(41,710)	(29,360)	(203,038)	(124,964)

Income tax benefit (provision)	6,080	31,654	(84,073)	6,113	—	(40,226)
Loss from discontinued operations, net of taxes	—	(577)	—	—	—	(577)
Net income (loss)	76,148	81,251	140,234	(18,884)	(203,701)	75,048
Net loss attributable to the noncontrolling interest	—	—	—	—	1,100	1,100
Net income (loss) attributable to Sinclair Broadcast Group	$76,148	$81,251	$140,234	$(18,884)	$(202,601)	$76,148

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$614,388	$52,278	$(9,676)	$656,990

Program and production	—	721	149,528	480	(8,314)	142,415
Selling, general and administrative	16,249	8,701	119,779	4,334	(598)	148,465
Depreciation, amortization and other operating expenses	17,893	541	427,559	38,250	(7,416)	476,827
Total operating expenses	34,142	9,963	696,866	43,064	(16,328)	767,707

Operating (loss) income	(34,142)	(9,963)	(82,478)	9,214	6,652	(110,717)

Equity in losses of consolidated subsidiaries	(101,049)	(115,681)	—	—	216,730	—
Interest income	844	21,853	—	1,805	(24,443)	59
Interest expense	(36,454)	(35,828)	(5,871)	(27,346)	25,478	(80,021)
Other income (expense)	32,611	23,523	(35,746)	(699)	530	20,219
Total other (expense) income	(104,048)	(106,133)	(41,617)	(26,240)	218,295	(59,743)

Income tax benefit	2,577	7,749	10,421	11,765	—	32,512
Loss from discontinued operations, net of taxes	(81)	—	—	—	—	(81)
Net (loss) income	(135,694)	(108,347)	(113,674)	(5,261)	224,947	(138,029)
Net loss attributable to the noncontrolling interest	—	—	—	—	2,335	2,335
Net (loss) income attributable to Sinclair Broadcast Group	$(135,694)	$(108,347)	$(113,674)	$(5,261)	$227,282	$(135,694)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(10,424)	$(65,150)	$225,516	$728	$(2,157)	$148,513
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,503)	(30,950)	(1,382)	—	(35,835)
Purchase of alarm monitoring contracts	—	—	—	(8,850)	—	(8,850)
Increase in restricted cash	—	(53,445)	—	—	—	(53,445)
Distributions from investments	—	—	—	2,632	—	2,632
Investments in equity and cost method investees	(4,000)	—	—	(7,577)	—	(11,577)
Investment in debt securities	—	—	—	(4,911)	—	(4,911)
Payments for acquisitions of assets of other operating divisions	—	—	—	(3,072)	—	(3,072)
Proceeds from sale of assets	—	—	59	10	—	69
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from insurance settlement	—	—	1,739	—	—	1,739
Proceeds from the sale of equity method investment	—	—	—	1,166	—	1,166
Loans to affiliates	(194)	(212)	—	—	—	(406)
Proceeds from loans to affiliates	199	—	—	43	—	242
Net cash flows used in investing activities	(3,995)	(57,160)	(29,152)	(20,133)	(1,808)	(112,248)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	136,719	—	15,014	—	151,733
Repayments of notes payable, commercial bank financing and capital leases	(57,120)	(70,234)	(432)	(22,661)	—	(150,447)
Proceeds from share based awards	1,794	—	—	—	—	1,794
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(2,501)	—	(2,501)
Dividends paid on Class A and Class B Common Stock	(38,820)	—	—	—	464	(38,356)
Payments for deferred financing costs	—	(5,417)	—	(66)	—	(5,483)
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Distributions from noncontrolling interests	—	—	—	(610)	—	(610)
Repayments of notes and capital leases to affiliates	(869)	—	(2,341)	—	—	(3,210)
Increase (decrease) in intercompany payables	109,434	56,359	(194,300)	26,814	1,693	—
Net cash flows from (used in) financing activities	14,419	117,427	(197,073)	15,990	3,965	(45,272)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(4,883)	(709)	(3,415)	—	(9,007)
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,881	—	21,974
CASH AND CASH EQUIVALENTS, end of period	$—	$188	$313	$12,466	$—	$12,967

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(25,213)	$(76,450)	$265,706	$(5,729)	$(3,353)	$154,961
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,686)	(6,173)	(1,835)	—	(11,694)
Purchase of alarm monitoring contracts	—	—	—	(10,106)	—	(10,106)
Decrease in restricted cash	—	59,342	260	—	—	59,602
Distributions from investments	709	—	—	185	—	894
Investments in equity and cost method investees	(2,000)	—	—	(5,224)	—	(7,224)
Proceeds from sale of assets	—	—	110	—	—	110
Loans to affiliates	(136)	—	—	—	—	(136)
Proceeds from loans to affiliates	117	—	—	—	—	117
Proceeds from insurance settlement	—	—	372	—	—	372
Net cash flows (used in) from investing activities	(1,310)	55,656	(5,431)	(16,980)	—	31,935

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	264,068	—	19,862	—	283,930
Repayments of notes payable, commercial bank financing and capital leases	(103,878)	(302,350)	(317)	(20,876)	—	(427,421)
Dividends paid on Class A and Class B Common Stock	(34,557)	—	—	—	332	(34,225)
Payments for deferred financing costs	—	(7,016)	—	(4)	—	(7,020)
Distributions from noncontrolling interests	—	—	—	(287)	—	(287)
Repayments of notes and capital leases to affiliates	(753)	—	(2,370)	—	—	(3,123)
Increase (decrease) in intercompany payables	165,711	60,799	(256,783)	27,252	3,021	—
Net cash flows from (used in) financing activities	26,523	15,501	(259,470)	25,947	3,353	(188,146)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,293)	805	3,238	—	(1,250)
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$5,071	$1,022	$15,881	$—	$21,974

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(56,248)	$(3,833)	$171,883	$(1,364)	$(5,002)	$105,436
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(43)	(1,215)	(4,508)	(1,927)	—	(7,693)
Purchase of alarm monitoring contracts	—	—	—	(12,291)	—	(12,291)
Increase in restricted cash	—	(64,399)	(484)	—	—	(64,883)
Distributions from investments	—	—	—	1,501	—	1,501
Investments in equity and cost method investees	(3,333)	—	—	(7,268)	—	(10,601)
Proceeds from sale of assets	—	—	126	—	—	126
Loans to affiliates	(162)	—	—	—	—	(162)
Proceeds from loans to affiliates	157	—	—	—	—	157
Net cash flows used in investing activities	(3,381)	(65,614)	(4,866)	(19,985)	—	(93,846)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	946,184	—	34,691	—	980,875
Repayments of notes payable, commercial bank financing and capital leases	(378,183)	(536,100)	(447)	(16,836)	—	(931,566)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(5,000)	—	(5,000)
Repurchase of Class A Common Stock	(1,454)	—	—	—	—	(1,454)
Dividends paid on Class A and Class B Common Stock	(16,193)	—	—	—	155	(16,038)
Payments for deferred financing costs	—	(28,278)	—	(537)	—	(28,815)
Contributions to noncontrolling interests	—	—	—	26	—	26
Repayments of notes and capital leases to affiliates	(648)	—	(2,216)	—	—	(2,864)
Increase (decrease) in intercompany payables	456,107	(311,643)	(164,366)	15,055	4,847	—
Net cash flows from (used in) financing activities	59,629	70,163	(167,029)	27,399	5,002	(4,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	716	(12)	6,050	—	6,754
CASH AND CASH EQUIVALENTS, beginning of period	—	9,649	227	6,594	—	16,470
CASH AND CASH EQUIVALENTS, end of period	$—	$10,365	$215	$12,644	$—	$23,224

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/11	06/30/11	09/30/11	12/31/11

Total revenues, net	$182,609	$188,861	$181,042	$212,776
Impairment of goodwill, intangible and other assets	$(398)	$—	$—	$—
Loss on extinguishment of debt	$(924)	$(3,478)	$(117)	$(328)
Operating income	$51,472	$58,238	$52,410	$63,500
Income from continuing operations	$15,235	$18,559	$19,441	$23,353
Loss from discontinued operations	$(108)	$(82)	$(110)	$(111)
Net income attributable to Sinclair Broadcast Group	$15,279	$18,579	$19,238	$22,702
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.19	$0.24	$0.24	$0.28
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.19	$0.23	$0.24	$0.28
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.19	$0.24	$0.24	$0.28
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.19	$0.23	$0.24	$0.28

	For the Quarter Ended
	03/31/10	06/30/10	09/30/10	12/31/10

Total revenues, net	$169,721	$185,679	$186,576	$225,668
Impairment of goodwill, intangible and other assets	$—	$—	$—	$4,803
Loss on extinguishment of debt	$(289)	$(149)	$(3,939)	$(1,889)
Operating income	$46,320	$56,819	$56,219	$81,457
Income from continuing operations	$11,060	$17,020	$14,213	$33,332
Loss from discontinued operations	$(66)	$(68)	$(68)	$(375)
Net income attributable to Sinclair Broadcast Group	$11,520	$17,273	$14,276	$33,079
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.14	$0.22	$0.18	$0.42
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.14	$0.22	$0.18	$0.41
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.14	$0.22	$0.18	$0.41
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.14	$0.22	$0.18	$0.40