Form 10-Q
period 2012-03-31
SINCLAIR BROADCAST GROUP INC
filed 2012-05-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 3, 2012
Class A Common Stock	52,255,511
Class B Common Stock	28,933,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of March 31, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,802	$12,967
Accounts receivable, net of allowance for doubtful accounts of $2,805 and $3,008, respectively	136,242	132,915
Affiliate receivable	835	252
Income taxes receivable	—	225
Current portion of program contract costs	32,452	38,906
Prepaid expenses and other current assets	18,757	17,274
Deferred barter costs	2,661	2,238
Deferred tax assets	4,515	4,940
Total current assets	222,264	209,717
PROGRAM CONTRACT COSTS, less current portion	13,471	15,584
PROPERTY AND EQUIPMENT, net	314,434	281,521
RESTRICTED CASH	38,729	58,726
GOODWILL	728,306	660,117
BROADCAST LICENSES	58,142	47,002
DEFINITE-LIVED INTANGIBLE ASSETS, net	266,695	175,341
OTHER ASSETS	129,204	123,409
Total assets (a)	$1,771,245	$1,571,417
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,941	$8,872
Accrued liabilities	101,739	79,698
Income taxes payable	10,016	—
Current portion of notes payable, capital leases and commercial bank financing	36,237	38,195
Current portion of notes and capital leases payable to affiliates	3,105	3,014
Current portion of program contracts payable	59,713	63,825
Deferred barter revenues	2,652	1,978
Total current liabilities	218,403	195,582
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,312,127	1,148,271
Notes payable and capital leases to affiliates, less current portion	15,729	16,545
Program contracts payable, less current portion	23,753	27,625
Deferred tax liabilities	241,620	247,552
Other long-term liabilities	46,824	47,204
Total liabilities (a)	1,858,456	1,682,779
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,239,805 and 52,022,086 shares issued and outstanding, respectively	522	520
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 and 28,933,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	289	289
Additional paid-in capital	620,855	617,375
Accumulated deficit	(714,740)	(734,511)
Accumulated other comprehensive loss	(4,744)	(4,848)
Total Sinclair Broadcast Group shareholders’ deficit	(97,818)	(121,175)
Noncontrolling interests	10,607	9,813
Total deficit	(87,211)	(111,362)
Total liabilities and equity (deficit)	$1,771,245	$1,571,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)          Our consolidated total assets as of March 31, 2012 and December 31, 2011 include total assets of variable interest entities (VIEs) of $44.0 million and $33.5 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2012 and December 31, 2011 include total liabilities of the VIEs of $13.5 million and $14.4 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Station broadcast revenues, net of agency commissions	$192,204	$155,961
Revenues realized from station barter arrangements	17,684	17,222
Other operating divisions revenues	13,948	9,426
Total revenues	223,836	182,609
OPERATING EXPENSES:
Station production expenses	60,203	42,345
Station selling, general and administrative expenses	36,129	30,562
Expenses recognized from station barter arrangements	16,257	15,727
Amortization of program contract costs and net realizable value adjustments	14,280	12,618
Other operating divisions expenses	12,290	7,963
Depreciation of property and equipment	9,489	8,060
Corporate general and administrative expenses	9,367	8,664
Amortization of definite-lived intangible assets	5,899	4,796
Impairment of goodwill, intangible and other assets	—	398
Total operating expenses	163,914	131,133
Operating income	59,922	51,476
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(27,387)	(29,167)
Loss from extinguishment of debt	(335)	(924)
Income from equity and cost method investments	1,276	11
Gain on insurance settlement	19	1,723
Other income, net	452	365
Total other expense	(25,975)	(27,992)
Income from continuing operations before income taxes	33,947	23,484
INCOME TAX PROVISION	(4,806)	(8,250)
Income from continuing operations	29,141	15,234
DISCONTINUED OPERATIONS:
Loss from discontinued operations, includes income tax provision of $67 and $107, respectively	(67)	(107)
NET INCOME	29,074	15,127
Net loss attributable to the noncontrolling interests	285	152
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$29,359	$15,279
Dividends declared per share	$0.12	$0.12

BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings per share from continuing operations	$0.36	$0.19
Earnings per share	$0.36	$0.19
Weighted average common shares outstanding	80,852	80,367
Weighted average common and common equivalent shares outstanding	81,127	80,690

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$29,426	$15,386
Loss from discontinued operations, net of tax	(67)	(107)
Net income	$29,359	$15,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended March 31,
	2012	2011

Net income	$29,074	$15,127
Amortization of net periodic pension benefit costs, net of taxes	104	41
Comprehensive income	29,178	15,168
Comprehensive loss attributable to the noncontrolling interests	285	152
Comprehensive income attributable to Sinclair Broadcast Group	$29,463	$15,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In thousands, except per share data) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(9,588)	—	—	(9,588)
Class A Common Stock issued pursuant to employee benefit plans	217,719	2	—	—	3,289	—	—	—	3,291
Tax benefit on share based awards	—	—	—	—	191	—	—	—	191
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	392	392
Consolidation of variable interest entity	—	—	—	—	—	—	—	775	775
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	104	—	104
Net income	—	—	—	—	—	29,359	—	(285)	29,074
BALANCE, March 31, 2012	52,239,805	$522	28,933,859	$289	$620,855	$(714,740)	$(4,744)	$10,607	$(87,211)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$29,074	$15,127
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	9,630	8,125
Recognition of deferred revenue	(4,788)	(3,728)
Impairment of goodwill, intangible and other assets	—	398
Amortization of definite-lived intangible and other assets	5,899	4,797
Amortization of program contract costs and net realizable value adjustments	14,280	12,618
Deferred tax (benefit) provision	(5,984)	5,918
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	8,370	7,579
Decrease in income taxes receivable	225	—
Increase in prepaid expenses and other current assets	(9,153)	(139)
Decrease (increase) in other assets	395	(531)
Increase in accounts payable and accrued liabilities	21,135	17,358
Increase in income taxes payable	10,016	2,218
(Decrease) increase in other long-term liabilities	(88)	40
Payments on program contracts payable	(16,620)	(18,771)
Other, net	5,092	3,948
Net cash flows from operating activities	67,483	54,957
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,736)	(6,085)
Payments for acquisitions of television stations	(205,622)	—
Purchase of alarm monitoring contracts	(3,035)	(1,755)
Decrease in restricted cash	20,000	5,058
Distributions from equity and cost method investees	—	832
Investments in equity and cost method investees	(5,503)	(8,064)
Proceeds from the sale of assets	—	26
Proceeds from insurance settlement	19	1,736
Loans to affiliates	(500)	(61)
Proceeds from loans to affiliates	417	89
Net cash flows used in investing activities	(200,960)	(8,224)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	184,482	128,333
Repayments of notes payable, commercial bank financing and capital leases	(23,529)	(61,714)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.2 million and $0.6 million, respectively	279	1,737
Dividends paid on Class A and Class B Common Stock	(9,588)	(9,591)
Payments for deferred financing costs	(3,519)	(4,282)
Proceeds from Class A Common Stock sold by variable interest entity	—	1,808
Noncontrolling interests distributions	(88)	(39)
Repayments of notes and capital leases to affiliates	(725)	(852)
Net cash flows from financing activities	147,312	55,400
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,835	102,133
CASH AND CASH EQUIVALENTS, beginning of period	12,967	21,974
CASH AND CASH EQUIVALENTS, end of period	$26,802	$124,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and VIEs for which we are the primary beneficiary.  Noncontrolling interests represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All intercompany transactions and account balances have been eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2012 and 2011 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities, including debt held by our VIEs, are non-recourse to us.  However, our senior secured credit facility (Bank Credit Agreement) contains cross-default provisions with the VIE debt of Cunningham Broadcasting Corporation (Cunningham).  See Note 6, Related Person Transactions for more information.

We have entered into Local Marketing Agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of March 31, 2012.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the Federal Communications Commission (FCC) license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contain certain cross-default provisions with Cunningham whereby a default by Cunningham caused by insolvency would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 6, Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for each of the three months ended March 31, 2012 and 2011 are net revenues of $23.3 million, respectively, that relate to LMAs with Cunningham.

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owners based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  For the same reasons noted above regarding the LMAs with Cunningham, we have determined that the outsourced license station assets are VIEs and we are the primary beneficiary.  Included in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011 are net revenues of $3.7 million and $3.1 million, respectively, that relate to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	As of March 31, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,867	$2,739
Accounts receivable	6	—
Income taxes receivable	86	142
Current portion of program contract costs	380	413
Prepaid expenses and other current assets	118	99
Total current asset	3,457	3,393

PROGRAM CONTRACT COSTS, less current portion	1,564	271
PROPERTY AND EQUIPMENT, net	6,502	6,658
GOODWILL	6,357	6,357
BROADCAST LICENSES	4,691	4,208
DEFINITE-LIVED INTANGIBLE ASSETS, net	8,136	6,601
OTHER ASSETS	13,243	5,980
Total assets	$43,950	$33,468

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$15	$37
Accrued liabilities	204	315
Current portion of notes payable, capital leases and commercial bank financing	8,337	11,074
Current portion of program contracts payable	339	373
Total current liabilities	8,895	11,799

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,381	2,411
Program contracts payable, less current portion	2,199	173
Total liabilities	$13,475	$14,383

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs with Cunningham and outsourcing agreements, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payment made under these LMAs as of March 31, 2012 and December 31, 2011, which are excluded from liabilities above, were $25.4 million and $22.7 million, respectively.  The total capital lease assets excluded from above for each of the three months ended March 31, 2012 and the year ended December 31, 2011 were $11.8 million, respectively.  The risk and reward characteristics of the VIEs are similar.

In the fourth quarter of 2011, we began providing sales, programming and management services to the eight stations owned by Freedom Communications (Freedom) pursuant to an LMA.  We have determined that the Freedom stations are VIEs based on the terms of the agreements.  We are not the primary beneficiary because the owner of the stations has the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs.  In the consolidated statements of operations for the three months ended March 31, 2012 are net revenues of $10.0 million and station production expenses of $7.8 million related to the Freedom LMAs.  Effective April 1, 2012, we completed the acquisition of these stations and the LMA was terminated.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary for the periods presented (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$14,060	$14,060	$8,009	$8,009
Investments in investment companies	26,193	26,193	26,276	26,276
Total	$40,253	$40,253	$34,285	$34,285

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $1.4 million and less than $0.1 million in the quarters ended March 31, 2012 and 2011, respectively.

Our maximum exposure is equal to the carrying value of our investments.  Our unfunded commitments related to private equity investment funds totaled $10.9 million as of March 31, 2012 and December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance for fair value measurements.  The purpose of the new guidance is to have a consistent definition of fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).  Many of the amendments to GAAP are not expected to have a significant impact on practice; however, the new guidance does require new and enhanced disclosure about fair value measurements.  The amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  This guidance did not have a material impact on our consolidated financial statements but we have included the additional quantitative and qualitative disclosures required for our Level 3 fair value measurements beginning with the quarter ended March 31, 2012.

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

Restricted Cash

Upon entering into definitive agreements to purchase assets of Four Points Media Group LLC (Four Points) and Freedom in September 2011 and November 2011, respectively, we were required to deposit 10% of the purchase price for each acquisition into an escrow account.  Effective January 1, 2012, we closed the asset acquisition of Four Points for $200.0 million and used $20.0 million of restricted cash towards the asset acquisition.  As of March 31, 2012, $38.5 million of restricted cash classified as noncurrent relates to the amount held in escrow for the acquisition of Freedom, which closed effective April 1, 2012.

Additionally, under the terms of certain lease agreements, as of March 31, 2012 and December 31, 2011, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2012 and 2011 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

Our effective income tax rate for the three months ended March 31, 2011 approximated the statutory rate. Our effective income tax rate for the three months ended March 31, 2012 was lower than the statutory rate primarily due to a release of $7.7 million of valuation allowance related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence now supports full realization of those deferred tax assets.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              ACQUISITIONS

Four Points

Effective January 1, 2012, we completed the previously announced acquisition of the broadcast assets of Four Points Media Group LLC (Four Points), which we had previously operated pursuant to a LMA since October 1, 2011.  The acquired assets consist of the following seven stations in four markets along with the respective network affiliation or program service arrangements: KUTV (CBS) and KMYU (MNT / This TV) in Salt Lake City / St. George, UT; KEYE (CBS) in Austin, TX; WTVX (CW), WTCN (MNT) and WWHB (Azteca) in West Palm Beach / Fort Pierce / Stuart, FL; and WLWC (CW) in Providence, RI / New Bedford, MA.  The Four Points acquisition will extend our national reach.

We paid Four Points $200.0 million in cash, less a working capital adjustment of $0.9 million.  The acquisition was financed with a $180.0 million draw under a recently raised incremental Term B Loan commitment under our amended Bank Credit Agreement plus a $20 million cash escrow previously paid.

Under the acquisition method of accounting, the results of the acquired operations are included in the consolidated financial statements of the Company beginning January 1, 2012.  The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities.  The initial allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Prepaid expenses and other current assets	$320
Program contract costs	4,118
Property and equipment	34,513
Broadcast licenses	10,658
Definite-lived intangible assets	90,099
Other assets	548
Accrued liabilities	(524)
Program contracts payable	(5,524)
Fair value of identifiable net assets acquired	134,208
Goodwill	64,868
Total	$199,076

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $66.9 million, the decaying advertiser base of $9.4 million, and other intangible assets of $13.8 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average of 14 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.

Prior to the acquisition, since October 1, 2011, we provided sales, programming and management services to the stations pursuant to the LMA.  During that period, we funded the working capital needs of the stations, which totaled $8.1 million as of December 31, 2011 and was reflected as cash flows used in operating activities within the consolidated statement of cash flows for that period.  This working capital is not reflected in the purchase price allocation presented above.

In connection with the acquisition, we incurred a total of $0.7 million of costs primarily related to legal and other professional services, which were expensed as incurred.  For the three months ended March 31, 2012, $0.3 million of such costs were included in corporate general and administrative expenses in the consolidated statement of operations.  See Note 4. Notes Payable and Commercial Bank Financing for information related to financing costs associated with the incremental borrowing used to fund the acquisition.

The results of operations for the three months ended March 31, 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statement of operations for the three months ended March 31, 2012 were $17.8 million and $4.5 million, respectively.

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition, along with transactions necessary to finance the acquisition, occurred on January 1, 2011 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011

Total revenues	$223,836	$198,411
Net income	$29,287	$15,712
Net income attributable to Sinclair Broadcast Group	$29,572	$15,864
Basic and diluted earnings per common share attributable to Sinclair Broadcast Group	$0.37	$0.20

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since January 1, 2011.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transaction, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

Subsequent event

Effective April 1, 2012, we completed the previously announced acquisition of the broadcast assets of Freedom Communications (Freedom), which we had previously operated pursuant to a LMA since December 1, 2011. The acquired assets consist of the following eight stations in seven markets along with the respective network affiliation or program service arrangements: WPEC (CBS) in West Palm Beach, FL; WWMT (CBS) in Grand Rapids/Kalamazoo/Battle Creek, MI;  WRGB (CBS) and WCWN (CW) in Albany, NY; WTVC (ABC) in Chattanooga, TN; WLAJ (ABC) in Lansing, MI; KTVL (CBS) in Medford-Klamath Falls, OR; and KFDM (CBS) in Beaumont/Port Arthur/Orange, TX.  The Freedom acquisition will extend our national reach.

We paid Freedom $385.0 million, which is subject to a post close working capital adjustment.  We financed the acquisition and a portion of the closing costs with a draw under a recently raised $157.5 million incremental Term Loan A and a $192.5 million incremental Term B Loan commitment under our amended Bank Credit Facility, plus a $38.5 million cash escrow previously paid in November 2011.

Prior to the acquisition, since December 1, 2011, we provided sales, programming and management services to the stations pursuant to the LMA.  During that period, we funded the working capital needs of the stations, which totaled $9.6 million as of March 31, 2012 and was reflected as cash flows used in operating activities within the consolidated statement of cash flows for that period.

Due to the limited time since the acquisition date and the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, the initial accounting for the business combination is incomplete at this time.  As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for intangible assets and goodwill.  Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity.  We will include this information in our Quarterly Report on Form 10-Q for the six months ended June 30, 2012.

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

4.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

In January 2012, we drew $180.0 million of the incremental Term Loan B to fund the asset acquisition of Four Points, which closed January 1, 2012.  In addition, in April 2012, we drew $157.5 million of the incremental Term Loan A and $192.5 million of the incremental Term Loan B under our senior secured credit facility to fund the asset acquisition of Freedom, which closed April 1, 2012.  During the three months ended March 31, 2012, we repaid the $12.0 million we had previously drawn on our revolver, and as of March 31, 2012 we had no amounts drawn on our revolver.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Income (Numerator)
Income from continuing operations	$29,141	$15,234
Income impact of assumed conversion of the 4.875% Notes, net of taxes	45	42
Net loss attributable to noncontrolling interests included in continuing operations	285	152
Numerator for diluted earnings per common share from continuing operations available to common shareholders	29,471	15,428
Loss from discontinued operations, net of taxes	(67)	(107)
Numerator for diluted earnings available to common shareholders	$29,404	$15,321

Shares (Denominator)
Weighted-average common shares outstanding	80,852	80,367
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	21	69
Dilutive effect of 4.875% Notes	254	254
Weighted-average common and common equivalent shares outstanding	81,127	80,690

Potentially dilutive securities representing 1.5 million and 4.2 million shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the full redemption of our 6.0% Convertible Debentures (6.0% Notes) in April 2011.  The net income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

6.              RELATED PERSON TRANSACTIONS

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.1 million for each of the three months ended March 31, 2012 and 2011.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Our controlling shareholders own a substantial portion of the equity of Bay TV.  Payments made to Bay TV were $1.8 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

Cunningham Broadcasting Corporation.  We have options from trusts established by Carolyn C. Smith, a parent of our controlling shareholders, for the benefit of her grandchildren that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham) or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  As of March 31, 2012 Cunningham was the owner-operator and FCC licensee of: WNUV-TV, Baltimore, Maryland; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston, West Virginia; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WTTE-TV, Columbus, Ohio; and WDBB-TV, Birmingham, Alabama (collectively the Cunningham Stations).

In addition to the option agreement, we entered into five-year LMAs (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on the Cunningham Stations.

On October 28, 2009, we entered into amendments and/or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to the Cunningham Stations.  Such amendments and/or restatements became effective on November 5, 2009.

In consideration of the new terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we are obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts will be used to pay off Cunningham’s bank credit facility and which amounts will be credited toward the purchase price for each Cunningham station.  An additional $3.9 million will be paid in two installments on July 1, 2012 and October 1, 2012 as an additional LMA fee.  The aggregate purchase price of the television stations, $78.5 million pursuant to certain acquisition or merger agreements, will be decreased by each payment made by us to Cunningham up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million.  The amended or restated LMAs and option agreements have been approved pursuant to our related person transaction policy.

We continue to reimburse Cunningham for 100% of its operating costs, as well as pay Cunningham a monthly payment of $50,000 through December 2012.  In accordance with the effective date of the abovementioned amendments and/or restatements, the $50,000 monthly payment no longer reduces the option exercise price.

We made payments to Cunningham under these LMA and other agreements of $3.9 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively.  For each of the three months ended March 31, 2012 and 2011, Cunningham Stations provided us with approximately $23.3 million of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licenses.  As of March 31, 2012, Cunningham was the sole material third-party licensee.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling less than $0.1 million for each of the three months ended March 31, 2012 and 2011.  We paid $0.2 million for vehicles and related vehicle services from Atlantic Automotive for each of the three months ended March 31, 2012 and 2011.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.2 million and $0.1 million to Thomas & Libowitz during the three months ended March 31, 2012 and 2011, respectively.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.1 million and less than $0.1 million for the three months ended March 31, 2012 and 2011, respectively, related to these arrangements.

7.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 45 markets, of which 11 markets are operated pursuant to LMAs, located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $170.8 million and $168.7 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of March 31, 2012 and 2011, respectively.  We had $5.0 million and $4.8 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended March 31, 2012, and 2011, respectively.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the periods presented (in thousands).

For the three months ended March 31, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$209,888	$13,948	$—	$223,836
Depreciation of property and equipment	8,699	407	383	9,489
Amortization of definite-lived intangible assets and other assets	4,567	1,332	—	5,899
Amortization of program contract costs and net realizable value adjustments	14,280	—	—	14,280
General and administrative overhead expenses	7,903	611	853	9,367
Operating income (loss)	61,830	(672)	(1,236)	59,922
Interest expense	—	854	26,533	27,387
Income from equity and cost method investments	—	1,276	—	1,276
Assets	1,501,147	234,950	35,148	1,771,245

For the three months ended March 31, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$173,183	$9,426	$—	$182,609
Depreciation of property and equipment	7,345	310	405	8,060
Amortization of definite-lived intangible assets and other assets	3,955	841	—	4,796
Amortization of program contract costs and net realizable value adjustments	12,618	—	—	12,618
Impairment of goodwill, intangible and other assets	398	—	—	398
General and administrative overhead expenses	7,632	282	750	8,664
Operating income (loss)	52,628	8	(1,160)	51,476
Interest expense	—	627	28,540	29,167
Income from equity and cost method investments	—	11	—	11

8.              FAIR VALUE MEASUREMENTS:

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments for the periods presented (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.875% Convertible Senior Notes due 2018	$5,685	$5,685	$5,685	$5,685
3.0% Convertible Senior Notes due 2027	5,400	5,400	5,400	5,400
8.375% Senior Notes due 2018	234,594	258,167	234,512	246,884
9.25% Senior Second Lien Notes due 2017	489,403	557,500	489,052	549,690
Term Loan A	112,844	111,997	115,000	112,700
Term Loan B	394,348	399,924	217,002	221,700
Cunningham Bank Credit Facility	8,225	8,292	10,967	11,100
Active program contracts payable	83,466	73,162	91,450	88,699
Future program liabilities (a)	135,285	114,260	125,075	105,166

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  The carrying value reflects the undiscounted future payments.

The fair value of our 8.375% Senior Notes due 2018 (the 8.375% Notes) and 9.25% Senior Second Lien Notes due 2017 (the 9.25% Notes) is determined using quoted prices using Level 2 hierarchy inputs described above.  The carrying value of our 3.0% and 4.875% Notes approximates their fair value using Level 3 hierarchy inputs.  Our Term Loan A, Term Loan B and Cunningham’s bank credit facility are fair valued using Level 2 hierarchy inputs.

Our estimates of the fair value of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants’ return and risk applicable to program contracts.  The discount rate used to determine the fair value of active and future program liabilities was 8.00% as of March 31, 2012 and December 31, 2011.  Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes.  Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of March 31, 2012, were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of March 31, 2012 our consolidated total debt of $1,367.2 million included $1,281.3 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,231.2 million.

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$17,311	$980	$8,511	$—	$26,802
Accounts receivable, net	40	623	131,415	5,346	(347)	137,077
Other current assets	383	3,505	51,212	3,569	(284)	58,385
Total current assets	423	21,439	183,607	17,426	(631)	222,264

Property and equipment, net	7,851	9,195	203,127	100,819	(6,558)	314,434

Investment in consolidated subsidiaries	—	758,910	—	—	(758,910)	—
Restricted cash	—	38,506	223	—	—	38,729
Other long-term assets	86,356	360,943	14,924	113,475	(433,023)	142,675
Total other long-term assets	86,356	1,158,359	15,147	113,475	(1,191,933)	181,404

Acquired intangible assets	—	—	996,027	74,153	(17,037)	1,053,143

Total assets	$94,630	$1,188,993	$1,397,908	$305,873	$(1,216,159)	$1,771,245

Accounts payable and accrued liabilities	$331	$41,099	$59,891	$8,210	$(2,851)	$106,680
Current portion of long-term debt	435	15,181	642	19,979	—	36,237
Current portion of affiliate long-term debt	1,032	—	2,073	321	(321)	3,105
Other current liabilities	—	—	72,121	260	—	72,381
Total current liabilities	1,798	56,280	134,727	28,770	(3,172)	218,403

Long-term debt	12,738	1,217,534	37,312	44,543	—	1,312,127
Affiliate long-term debt	7,129	—	8,600	252,118	(252,118)	15,729
Dividends in excess of investment in consolidated subsidiaries	119,573	—	—	—	(119,573)	—
Other liabilities	51,210	2,152	458,959	63,010	(263,134)	312,197
Total liabilities	192,448	1,275,966	639,598	388,441	(637,997)	1,858,456

Common stock	811	—	10	—	(10)	811
Additional paid-in capital	620,855	(261)	404,886	54,155	(458,780)	620,855
Accumulated (deficit) earnings	(714,740)	(83,705)	355,735	(137,117)	(134,913)	(714,740)
Accumulated other comprehensive (loss) income	(4,744)	(3,007)	(2,321)	394	4,934	(4,744)
Total Sinclair Broadcast Group (deficit) equity	(97,818)	(86,973)	758,310	(82,568)	(588,769)	(97,818)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	10,607	10,607
Total liabilities and equity (deficit)	$94,630	$1,188,993	$1,397,908	$305,873	$(1,216,159)	$1,771,245

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$188	$313	$12,466	$—	$12,967
Accounts receivable, net	60	348	126,590	6,308	(139)	133,167
Other current assets	2,430	2,561	55,855	3,021	(284)	63,583
Total current assets	2,490	3,097	182,758	21,795	(423)	209,717

Property and equipment, net	8,234	7,783	171,749	100,362	(6,607)	281,521

Investment in consolidated subsidiaries	—	575,848	—	—	(575,848)	—
Restricted cash	—	58,503	223	—	—	58,726
Other long-term assets	86,186	353,929	17,209	99,683	(418,014)	138,993
Total other long-term assets	86,186	988,280	17,432	99,683	(993,862)	197,719

Acquired intangible assets	—	—	826,175	70,492	(14,207)	882,460

Total assets	$96,910	$999,160	$1,198,114	$292,332	$(1,015,099)	$1,571,417

Accounts payable and accrued liabilities	$1,499	$30,888	$51,119	$7,555	$(2,491)	$88,570
Current portion of long-term debt	420	14,450	589	22,736	—	38,195
Current portion of affiliate long-term debt	998	—	2,016	210	(210)	3,014
Other current liabilities	—	—	65,431	372	—	65,803
Total current liabilities	2,917	45,338	119,155	30,873	(2,701)	195,582

Long-term debt	12,811	1,055,446	37,502	42,512	—	1,148,271
Affiliate long-term debt	7,405	—	9,140	246,552	(246,552)	16,545
Dividends in excess of investment in consolidated subsidiaries	143,857	—	—	—	(143,857)	—
Other liabilities	51,095	2,222	457,003	58,222	(246,161)	322,381
Total liabilities	218,085	1,103,006	622,800	378,159	(639,271)	1,682,779

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	617,375	7,755	264,413	54,304	(326,472)	617,375
Accumulated (deficit) earnings	(734,511)	(108,558)	313,269	(140,581)	(64,130)	(734,511)
Accumulated other comprehensive (loss) income	(4,848)	(3,043)	(2,378)	450	4,971	(4,848)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(121,175)	(103,846)	575,314	(85,827)	(385,641)	(121,175)
Noncontrolling interests in consolidated subsidiaries	—	—	—	—	9,813	9,813
Total liabilities and equity (deficit)	$96,910	$999,160	$1,198,114	$292,332	$(1,015,099)	$1,571,417

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$210,208	$15,674	$(2,046)	$223,836

Program and production	—	8	61,891	76	(1,772)	60,203
Selling, general and administrative	853	13,631	29,918	1,195	(101)	45,496
Depreciation, amortization and other operating expenses	383	351	43,108	14,342	31	58,215
Total operating expenses	1,236	13,990	134,917	15,613	(1,842)	163,914

Operating (loss) income	(1,236)	(13,990)	75,291	61	(204)	59,922

Equity in earnings of consolidated subsidiaries	30,191	51,860	—	—	(82,051)	—
Interest expense	(340)	(24,764)	(1,219)	(6,244)	5,180	(27,387)
Other income (expense)	600	(283)	23	1,201	(129)	1,412
Total other income (expense)	30,451	26,813	(1,196)	(5,043)	(77,000)	(25,975)

Income tax benefit (provision)	144	8,125	(21,247)	8,172	—	(4,806)
Loss from discontinued operations	—	(67)	—		—	(67)
Net income (loss)	29,359	20,881	52,848	3,190	(77,204)	29,074
Net loss attributable to the noncontrolling interests	—	—	—	—	285	285
Net income (loss) attributable to Sinclair Broadcast Group	$29,359	$20,881	$52,848	$3,190	$(76,919)	$29,359

Comprehensive income	$29,178	$20,985	$52,848	$3,190	$(77,029)	$29,178

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$173,459	$11,396	$(2,246)	$182,609

Program and production	—	307	43,984	94	(2,040)	42,345
Selling, general and administrative	754	7,628	30,111	829	(96)	39,226
Depreciation, amortization and other operating expenses	405	135	39,468	9,522	32	49,562
Total operating expenses	1,159	8,070	113,563	10,445	(2,104)	131,133

Operating (loss) income	(1,159)	(8,070)	59,896	951	(142)	51,476

Equity in earnings of consolidated subsidiaries	17,402	35,323	—	—	(52,725)	—
Interest expense	(1,958)	(25,489)	(1,232)	(5,545)	5,057	(29,167)
Gain on sales of securities	—	—	—	391	(391)	—
Other income (expense)	100	5,435	(4,640)	394	(114)	1,175
Total other income (expense)	15,544	15,269	(5,872)	(4,760)	(48,173)	(27,992)

Income tax benefit (provision)	894	8,245	(17,739)	350	—	(8,250)
Loss from discontinued operations	—	(107)	—	—	—	(107)
Net income (loss)	15,279	15,337	36,285	(3,459)	(48,315)	15,127
Net loss attributable to the noncontrolling interests	—	—	—	—	152	152
Net income (loss) attributable to Sinclair Broadcast Group	$15,279	$15,337	$36,285	$(3,459)	$(48,163)	$15,279

Comprehensive income	$15,168	$15,378	$36,285	$(3,459)	$(48,204)	$15,168

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$256	$(22,191)	$85,987	$1,682	$1,749	$67,483
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,741)	(4,675)	(320)	—	(6,736)
Payments for acquisitions of television stations	—	—	(205,622)	—	—	(205,622)
Purchase of alarm monitoring contracts	—	—	—	(3,035)	—	(3,035)
Decrease in restricted cash	—	20,000	—	—	—	20,000
Investment in equity and cost method investees	—	—	—	(5,503)	—	(5,503)
Proceeds from insurance settlement	—	—	19	—	—	19
Loans to affiliates	(44)	(456)	—	—	—	(500)
Proceeds from loans to affiliates	64	353	—	—	—	417
Net cash flows from (used in) investing activities	20	18,156	(210,278)	(8,858)	—	(200,960)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	178,200	—	6,282	—	184,482
Repayments of notes payable, commercial bank financing and capital leases	(100)	(16,252)	(128)	(7,049)	—	(23,529)
Proceeds from share based awards	279	—	—	—	—	279
Dividends paid on Class A and Class B Common Stock	(9,718)	—	—	—	130	(9,588)
Payments for deferred financing costs	—	(3,519)	—	—	—	(3,519)
Distributions to noncontrolling interests	—	—	—	(88)	—	(88)
Repayment of notes and capital leases to affiliates	(242)	—	(483)	—	—	(725)
Increase (decrease) in intercompany payables	9,505	(137,271)	125,569	4,076	(1,879)	—
Net cash flows (used in) from financing activities	(276)	21,158	124,958	3,221	(1,749)	147,312

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	17,123	667	(3,955)	—	13,835
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$17,311	$980	$8,511	$—	$26,802

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(2,759)	$(6,823)	$68,570	$(2,745)	$(1,286)	$54,957
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4,580)	(1,394)	(111)	—	(6,085)
Purchase of alarm monitoring contracts	—	—	—	(1,755)	—	(1,755)
Distributions from investments	—	—	—	832	—	832
Investment in equity and cost method investees	(2,000)	—	—	(6,064)	—	(8,064)
Decrease in restricted cash	—	5,058	—	—	—	5,058
Proceeds from sales of assets	—	—	26	—	—	26
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from insurance settlement	—	—	1,736	—	—	1,736
Loans to affiliates	(61)	—	—	—	—	(61)
Proceeds from loans to affiliates	89	—	—	—	—	89
Net cash flows (used in) from investing activities	(1,972)	478	368	(5,290)	(1,808)	(8,224)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	124,719	—	3,614	—	128,333
Repayments of notes payable, commercial bank financing and capital leases	(86)	(55,467)	(99)	(6,062)	—	(61,714)
Proceeds from exercise of stock options, including excess tax benefits of share based payments	1,737	—	—	—	—	1,737
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Payments for deferred financing costs	—	(4,216)	—	(66)	—	(4,282)
Distributions to noncontrolling interest	—	—	—	(39)	—	(39)
Dividends paid on Class A and Class B Common Stock	(9,684)	—	—	—	93	(9,591)
Repayment of notes and capital leases to affiliates	(210)	—	(642)	—	—	(852)
Increase (decrease) in intercompany payables	12,974	45,149	(68,954)	9,638	1,193	—
Net cash flows from (used in) financing activities	4,731	110,185	(69,695)	7,085	3,094	55,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	103,840	(757)	(950)	—	102,133
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,881	—	21,974
CASH AND CASH EQUIVALENTS, end of period	$—	$108,911	$265	$14,931	$—	$124,107

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

•                  consumer confidence;

•                  the potential impact of changes in tax law;

•                  the activities of our competitors;

•                  terrorist acts of violence or war and other geopolitical events;

•                  natural disasters that impact our advertisers and our stations;

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

•                  the impact of new FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;

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

•                  our ability to obtain FCC approval for the purchase of any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

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

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which it is made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Statement of Operations Data:
Net broadcast revenues (a)	$192,204	$155,961
Revenues realized from station barter arrangements	17,684	17,222
Other operating divisions revenues	13,948	9,426
Total revenues	223,836	182,609

Station production expenses	60,203	42,345
Station selling, general and administrative expenses	36,129	30,562
Expenses recognized from station barter arrangements	16,257	15,727
Amortization of program contract costs and net realizable value adjustments	14,280	12,618
Depreciation and amortization expenses (b)	15,388	12,856
Impairment of goodwill, intangible and other assets	—	398
Other operating divisions expenses	12,290	7,963
Corporate general and administrative expenses	9,367	8,664
Operating income	59,922	51,476

Interest expense and amortization of debt discount and deferred financing costs	(27,387)	(29,167)
Loss from extinguishment of debt	(335)	(924)
Income from equity and cost method investees	1,276	11
Gain on insurance settlement	19	1,723
Other income, net	452	365
Income from continuing operations before income taxes	33,947	23,484
Income tax provision	(4,806)	(8,250)
Income from continuing operations	29,141	15,234
Discontinued operations:
Loss from discontinued operations, net of taxes	(67)	(107)
Net income	29,074	15,127
Net loss attributable to the noncontrolling interests	285	152
Net income attributable to Sinclair Broadcast Group	$29,359	$15,279

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Earnings per share from continuing operations	$0.36	$0.19
Earnings per share	$0.36	$0.19

	March 31, 2012	December 31, 2011
Balance Sheet Data:

Cash and cash equivalents	$26,802	$12,967
Total assets	$1,771,245	$1,571,417
Total debt (c)	$1,367,198	$1,206,025
Total equity (deficit)	$(87,211)	$(111,362)

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

Executive Overview — financial events since December 31, 2011;

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2012 and 2011, including comparisons between quarters and expectations for the three months ended June 30, 2012.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three months ended March 31, 2012.

EXECUTIVE OVERVIEW

First Quarter 2012 Events

•                  In January, we closed the asset acquisition of Four Points Media Group LLC (Four Points) for $200.0 million, and financed the acquisition with a $180.0 million draw under a recently raised incremental Term Loan B commitment under our amended Bank Credit Agreement plus a $20.0 million cash escrow previously paid; and

•                  In February, our Board of Directors declared a quarterly dividend of $0.12 per share.

Other Events

•                  On April 2, 2012, we closed the asset acquisition of Freedom Communications (Freedom) for $385.0 million, and financed the acquisition with a draw under a recently raised $157.5 million incremental Term loan A and a $192.5 million incremental Term loan B under our amended Bank Credit Agreement plus a $38.5 million escrow previously paid.

•                  In May, our Board of Directors declared a quarterly dividend of $0.12 per share.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  The results of the acquired stations from Four Points are included in our results of our continuing operations as of January 1, 2012, the acquisition date.  Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2012 and 2011 refer to the three months ended March 31, 2012 and 2011, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30, and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

SEASONALITY/CYCLICALITY

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than first and third quarters because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended March 31,
	2012	2011	Percent Change
Local revenues:
Non-political	$152.2	$120.8	26.0%
Political	0.6	0.2	(a)
Total local	152.8	121.0	26.3%
National revenues:
Non-political	36.4	34.6	5.2%
Political	3.0	0.4	(a)
Total national	39.4	35.0	12.6%
Total net broadcast revenues	$192.2	$156.0	23.2%

(a)          Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $36.2 million when comparing the first quarter 2012 to the same period in 2011, of which $18.4 million was related to stations acquired during the first quarter 2012.  Additionally, revenues earned pursuant to the Local Marketing Agreement (LMA) with the Freedom stations during the first quarter 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase was due to increases in advertising revenues generated from the automotive, political, medical and media sectors, partially offset by decreases in the telecommunications, pharmacy-cosmetics, entertainment and fast food sectors.  Excluding the stations acquired in the first quarter 2012, automotive, which typically is our largest category, represented 21.3% of the quarter’s net time sales and was up 2.0% in the first quarter 2012 compared to the same period in 2011.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended March 31,		Net Time Sales Percent
	Stations (a)	2012	2011	Change
FOX	20	42.9%	49.3%	(4.4)%
ABC	9	17.7%	18.4%	5.6%
MyNetworkTV	18	15.6%	15.6%	10.4%
The CW	13	12.1%	13.1%	1.5%
CBS	4	10.5%	2.6%	339.1%
NBC	1	0.6%	0.5%	28.8%
Digital	(b)	0.5%	0.5%	7.6%
Azteca	1	0.1%	—%	—%
Total	66

(a)          During the fourth quarter of 2011, we entered into a definitive agreement to purchase the assets of Freedom.  As of March 31, 2012, we were operating the Freedom stations pursuant to a LMA.  We closed on the acquisition of the Freedom stations effective April 1, 2012.  The Freedom stations include the following network affiliations, which are not reflected in the station totals above: CBS (5 stations), ABC (2 stations) and The CW (1 station).  The net time sales of the Freedom stations are not included in our revenues for the three months ended March 31, 2012.  We recognized $10.0 million in net broadcast revenues and $7.8 million of station production expenses related to services performed pursuant to the LMA.  The stations’ net time sales will be included in our revenues beginning April 1, 2012.

(b)         We broadcast programming from network affiliations or program service arrangements with TheCoolTV, The Country Network, CBS (rebroadcasted content from other primary channels within the same markets), The CW, MyNetworkTV, This TV, LATV, Azteca, Telemundo and Estrella on additional channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues increased by $3.0 million to $3.6 million for the first quarter 2012 when compared to the same period in 2011, of which $0.4 million was related to the stations acquired during the first quarter 2012.  Political revenues are typically lower in non-election years such as 2011 and have increased in 2012 due to the presidential election.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $31.4 million for the first quarter 2012 when compared to the same period in 2011, of which $9.8 million related to the stations acquired in the first quarter 2012.  Additionally, revenues earned pursuant to the LMA with the Freedom stations during the first quarter 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase is due to an increase in advertising spending particularly in the automotive, media and medical sectors and an increase in retransmission revenues from MVPDs.  These increases were partially offset by a decrease due to a change in networks for the Super Bowl programming from FOX to NBC.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $1.8 million for the first quarter 2012 when compared to the same period in 2011, of which $4.4 million related to the stations acquired in the first quarter 2012.  The partially offsetting decrease is due to a decrease in advertising spending by the telecommunication, drugs and cosmetics and automotive sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended March 31,		Percent Change (Increase/
	2012	2011	(Decrease))

Station production expenses	$60.2	$42.3	42.3%
Station selling, general and administrative expenses	$36.1	$30.6	18.0%
Amortization of program contract costs and net realizable value adjustments	$14.3	$12.6	13.5%
Corporate general and administrative expenses	$7.9	$7.6	3.9%
Gain on insurance settlement	$—	$1.7	(100.0)%
Impairment of goodwill, intangible and other assets	$—	$0.4	(100.0)%

Station production expenses.  Station production expenses increased $17.9 million during the first quarter 2012 compared to the same period in 2011, of which $5.6 million related to the stations acquired in the first quarter 2012 and $7.8 million of expenses pursuant to the LMA with the Freedom stations during the first quarter 2012.  The remaining increase is primarily due to an increase in compensation expense, an increase in fees pursuant to network affiliation agreements and increased rating service fees due to annual scheduled rate increases.

We expect station production expenses in second quarter 2012 to increase compared to first quarter 2012.

Station selling, general and administrative expenses. Station selling, general and administrative expenses increased $5.5 million during the first quarter 2012 compared to the same period in 2011, of which $4.2 million related to the stations acquired in the first quarter 2012. The remaining increase is primarily due to an increase in compensation expense related to an increase in employee and management bonuses, increased local and national sales commission costs, increased building rent expense and increased group insurance costs.

We expect station selling, general and administrative expenses in second quarter 2012 to increase compared to first quarter 2012.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased during the first quarter 2012 compared to the same period in 2011.  This increase is primarily due to entering into new contracts and the effect of stations acquired in the first quarter 2012.  We expect program contract amortization to trend higher in second quarter 2012 compared to first quarter 2012.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on insurance settlement.  During 2010, our building for WCGV-TV and WVTV-TV in Milwaukee, Wisconsin flooded due to massive storms.  In the first quarter 2011, we recognized a gain on insurance settlement of $1.7 million related to repairing the building and replacing certain equipment.

Impairment of goodwill, intangible and other assets.  During first quarter of 2011, we recorded impairments of $0.4 million related to our broadcast licenses.  There were no impairments in the first quarter 2012.

OTHER OPERATING DIVISIONS SEGMENT

Triangle Sign & Service, LLC. (Triangle), a sign designer/fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, real estate ventures, and other nominal businesses make up our other operating divisions segment.  Revenues for our other operating divisions increased $4.5 million to $13.9 million during the first quarter 2012 compared to $9.4 million during the same period in 2011.  The increase is primarily due to acquisitions of new alarm monitoring contracts for Alarm Funding and increased revenues due to the Ring of Honor wrestling franchise we purchased in the second quarter of 2011.  Expenses of our other operating divisions include operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, which increased $5.1 million to $14.9 million during the first quarter 2012 compared to $9.8 million during the same period in 2011.  This increase was in correlation with the increase in revenue activity.

A portion of the operating results of Alarm Funding were previously included in discontinued operations in the beginning of 2011 in our consolidated results of operations.  It is no longer our intent to divest a portion of Alarm Funding and therefore all of the operations and net assets of Alarm Funding have been classified as continuing operations in our consolidated financial statement as of March 31, 2012 and 2011.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the quarter ended March 31, 2012, we recorded income of $1.0 million related to our real estate ventures and income of $0.2 million related to certain private investment funds.  During the quarter ended March 31, 2011, we recorded income of $0.3 million related to our real estate ventures and a loss of $0.3 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended March 31,		Percent Change (Increase/
	2012	2011	(Decrease))
Corporate general and administrative expenses	$0.9	$0.8	12.5%
Interest expense	$26.5	$28.5	(7.0)%
Loss from extinguishment of debt	$(0.3)	$(0.9)	(66.7)%
Income tax provision	$(4.8)	$(8.2)	(41.5)%

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

Corporate general and administrative expenses increased in first quarter 2012 compared to the same period in 2011.  This is primarily due to an increase in transaction costs due to our recent acquisitions.

We expect corporate general and administrative expenses to decrease in the second quarter 2012 compared to first quarter 2012.

Interest expense.  Interest expense has decreased primarily due to the amendments to our Bank Credit Agreement in 2011 offset by additional interest on our incremental borrowing for our Four Points acquisition and approximately $1.0 million of interest expense recorded in the first quarter of 2012 primarily related to fees paid for the undrawn commitment for the Freedom acquisition.  In first quarter 2011, we amended our Bank Credit Agreement and our interest rate was reduced, however, $2.8 million in costs associated with the amendment were expensed as interest.  Additionally, we fully extinguished our 6.0% Notes in the second quarter 2011.  We expect interest expense to increase in second quarter 2012 compared to first quarter 2012 as a result of closing on the acquisition of the Freedom stations.

Loss from extinguishment of debt.   During the first quarter 2012, we drew down on our incremental borrowing for the Four Points acquisition and wrote off a portion of our deferred financing costs and discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.  In first quarter 2011, we amended our Bank Credit Agreement and paid down a portion of our Term Loan B resulting in a loss of $0.9 million from extinguishment of debt.

Income tax provision.  The effective tax rate for the three months ended March 31, 2012 including the effects of the noncontrolling interest was a provision of 14.0% as compared to a provision of 34.9% during the same period in 2011.  The decrease in the effective tax rate for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to a release of $7.7 million of valuation allowance related to certain deferred tax assets of Cunningham, one of our consolidated variable interest entities (VIEs), as the weight of all available evidence now supports full realization of those deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $26.8 million in cash and cash equivalent balances and net working capital of approximately $3.9 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary source of liquidity.  As of March 31, 2012, we had $97.5 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and incremental term loan capacity of $500.0 million, in addition to the $350.0 million of incremental term loans borrowed in April 2012 to fund the asset acquisition of Freedom, will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

We drew $180.0 million of the additional term loans to fund the acquisition of the station assets of Four Points, which closed in January 2012 and drew the remaining $350.0 million of the additional term loans to fund the acquisition of the station assets of Freedom, which closed on April 1, 2012.  As of March 31, 2012, we had no amounts drawn on our revolver.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended March 31,
	2012	2011
Net cash flows from operating activities	$67.5	$55.0

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(6.7)	$(6.1)
Acquisition of television stations	(205.6)	—
Decrease in restricted cash	20.0	5.1
Dividends and distributions from cost method investees	—	0.8
Purchase of alarm monitoring contracts	(3.0)	(1.8)
Investments in equity and cost method investees	(5.5)	(8.1)
Other	(0.2)	1.9
Net cash flows used in investing activities	$(201.0)	$(8.2)
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$184.5	$128.3
Repayments of notes payable, commercial bank financing and capital leases	(23.5)	(61.7)
Payments for deferred financing costs	(3.5)	(4.3)
Dividends paid on Class A and Class B Common Stock	(9.6)	(9.6)
Other	(0.6)	2.7
Net cash flows from financing activities	$147.3	$55.4

Operating Activities

Net cash flows from operating activities increased during the first quarter 2012 compared to the same period in 2011.  During 2012, we received more cash receipts from customers, net of cash payments to vendors, in addition to a decrease in cash paid for interest and a decrease in program payments.

We expect program payments and net interest to increase in the second quarter 2012 compared to the first quarter 2012 as a result of closing on the acquisition of the Freedom stations.

Investing Activities

Net cash flows used in investing activities increased during the first quarter 2012 compared to the same period in 2011.  This increase is primarily due to $205.6 million in payments for acquisitions of television stations, as well as an increase in purchases of alarm monitoring contracts, partially offset by the use of the restricted cash held in escrow for the Four Points acquisition.  This was also slightly offset by a decrease of incremental contributions in our equity and cost method investments.

In second quarter 2012, we anticipate incurring more capital expenditures than incurred in the first quarter 2012.

Financing Activities

Net cash flows from financing activities increased in the first quarter 2012 compared to the same period in 2011.  In January 2012, we drew $180.0 million of incremental Term Loan B to fund the asset acquisition of Four Points, which closed in January 2012.  In February 2012 and May 2012, our Board of Directors declared a quarterly common stock dividend of $0.12 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of March 31, 2012, our contractual cash obligations increased from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 primarily due to changes in our debt.  As disclosed above under Liquidity and Capital Resources, during first quarter 2012, we drew $180.0 million of additional term loans to fund the asset acquisition of Four Points, which closed in January 2012.

Additionally, amounts presented under contractual cash obligations disclosed in our Annual Report on Form 10-K, related to potential obligations due pursuant to the LMA with Freedom, are no longer due because the LMA was terminated April 1, 2012, concurrent with the acquisition of those stations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2012.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated March 9, 2012.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2012.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc., and David D. Smith dated March 9, 2012.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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