Form 10-Q
period 2012-06-30
SINCLAIR BROADCAST GROUP INC
filed 2012-08-08
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 2, 2012
Class A Common Stock	52,303,808
Class B Common Stock	28,933,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of June 30, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,078	$12,967
Accounts receivable, net of allowance for doubtful accounts of $3,332 and $3,008, respectively	159,842	132,915
Affiliate receivable	943	252
Income taxes receivable	—	225
Current portion of program contract costs	23,171	38,906
Prepaid expenses and other current assets	8,444	17,274
Deferred barter costs	3,500	2,238
Deferred tax assets	3,390	4,940
Total current assets	230,368	209,717
PROGRAM CONTRACT COSTS, less current portion	11,124	15,584
PROPERTY AND EQUIPMENT, net	372,049	281,521
RESTRICTED CASH, less current portion	223	58,726
GOODWILL	912,862	660,117
BROADCAST LICENSES	70,727	47,002
DEFINITE-LIVED INTANGIBLE ASSETS, net	391,890	175,341
OTHER ASSETS	170,998	123,409
Total assets (a)	$2,160,241	$1,571,417
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,302	$8,872
Accrued liabilities	115,061	79,698
Income taxes payable	9,963	—
Current portion of notes payable, capital leases and commercial bank financing	42,432	38,195
Current portion of notes and capital leases payable to affiliates	3,198	3,014
Current portion of program contracts payable	50,569	63,825
Deferred barter revenues	3,253	1,978
Total current liabilities	231,778	195,582
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,667,809	1,148,271
Notes payable and capital leases to affiliates, less current portion	14,892	16,545
Program contracts payable, less current portion	21,300	27,625
Deferred tax liabilities	243,513	247,552
Other long-term liabilities	47,231	47,204
Total liabilities (a)	2,226,523	1,682,779
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,280,511 and 52,022,086 shares issued and outstanding, respectively	523	520
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 and 28,933,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	289	289
Additional paid-in capital	621,556	617,375
Accumulated deficit	(694,296)	(734,511)
Accumulated other comprehensive loss	(4,659)	(4,848)
Total Sinclair Broadcast Group shareholders’ deficit	(76,587)	(121,175)
Noncontrolling interests	10,305	9,813
Total deficit	(66,282)	(111,362)
Total liabilities and equity (deficit)	$2,160,241	$1,571,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)          Our consolidated total assets as of June 30, 2012 and December 31, 2011 include total assets of variable interest entities (VIEs) of $44.9 million and $33.5 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of June 30, 2012 and December 31, 2011 include total liabilities of the VIEs of $11.2 million and $14.4 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Station broadcast revenues, net of agency commissions	$220,014	$159,370	$412,218	$315,331
Revenues realized from station barter arrangements	21,391	18,498	39,075	35,720
Other operating divisions revenues	12,149	10,992	26,097	20,418
Total revenues	253,554	188,860	477,390	371,469
OPERATING EXPENSES:
Station production expenses	63,350	42,917	123,553	85,262
Station selling, general and administrative expenses	42,234	30,192	78,363	60,754
Expenses recognized from station barter arrangements	19,714	16,531	35,971	32,258
Amortization of program contract costs and net realizable value adjustments	15,467	12,666	29,747	25,284
Other operating divisions expenses	10,503	8,770	22,793	16,733
Depreciation of property and equipment	12,655	7,861	22,144	15,921
Corporate general and administrative expenses	7,513	7,073	16,880	15,737
Amortization of definite-lived intangible and other assets	10,126	4,614	16,025	9,808
Total operating expenses	181,562	130,624	345,476	261,757
Operating income	71,992	58,236	131,914	109,712
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(29,320)	(24,934)	(56,707)	(54,101)
Loss from extinguishment of debt	—	(3,478)	(335)	(4,402)
Income from equity and cost method investments	5,148	815	6,424	826
Gain on insurance settlement	10	—	29	1,723
Other income, net	705	496	1,157	861
Total other expense	(23,457)	(27,101)	(49,432)	(55,093)
Income from continuing operations before income taxes	48,535	31,135	82,482	54,619
INCOME TAX PROVISION	(18,336)	(12,576)	(23,142)	(20,826)
Income from continuing operations	30,199	18,559	59,340	33,793
DISCONTINUED OPERATIONS:
Loss from discontinued operations, includes income tax provision of $67, $82, $134 and $189, respectively	(67)	(82)	(134)	(189)
NET INCOME	30,132	18,477	59,206	33,604
Net (income) loss attributable to the noncontrolling interests	(72)	102	213	254
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$30,060	$18,579	$59,419	$33,858
Dividends declared per share	$0.12	$0.12	$0.24	$0.24

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.37	$0.23	$0.74	$0.42
Basic earnings per share	$0.37	$0.23	$0.73	$0.42
Diluted earnings per share from continuing operations	$0.37	$0.23	$0.73	$0.42
Diluted earnings per share	$0.37	$0.23	$0.73	$0.42
Weighted average common shares outstanding	81,036	80,734	80,944	80,551
Weighted average common and common equivalent shares outstanding	81,294	81,028	81,211	80,860

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$30,127	$18,661	$59,553	$34,047
Loss from discontinued operations, net of tax	(67)	(82)	(134)	(189)
Net income	$30,060	$18,579	$59,419	$33,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$30,132	$18,477	$59,206	$33,604
Amortization of net periodic pension benefit costs, net of taxes	85	40	189	81
Comprehensive income	30,217	18,517	59,395	33,685
Comprehensive (income) loss attributable to the noncontrolling interests	(72)	102	213	254
Comprehensive income attributable to Sinclair Broadcast Group	$30,145	$18,619	$59,608	$33,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(19,204)	—	—	(19,204)
Class A Common Stock issued pursuant to employee benefit plans	258,425	3	—	—	3,990	—	—	—	3,993
Tax benefit on share based awards	—		—	—	191	—	—	—	191
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(462)	(462)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	392	392
Consolidation of variable interest entity	—	—	—	—		—	—	775	775
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	189	—	189
Net income (loss)	—	—	—	—	—	59,419	—	(213)	59,206
BALANCE, June 30, 2012	52,280,511	$523	28,933,859	$289	$621,556	$(694,296)	$(4,659)	$10,305	$66,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$59,206	$33,604
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	22,356	16,052
Recognition of deferred revenue	(12,712)	(8,398)
Amortization of definite-lived intangible and other assets	16,025	9,808
Amortization of program contract costs and net realizable value adjustments	29,747	25,284
Original debt issuance discount paid	—	(13,606)
Deferred tax (benefit) provision	(2,769)	15,865
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	976	(729)
Increase in prepaid expenses and other current assets	(10,483)	(2,936)
Increase in other assets	(25,255)	(522)
Increase in accounts payable and accrued liabilities	17,946	13,719
Increase in income taxes payable	9,963	4,165
Increase in other long-term liabilities	106	2,322
Payments on program contracts payable	(35,108)	(36,911)
Other, net	10,277	10,552
Net cash flows from operating activities	80,275	68,269
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,473)	(20,656)
Payments for acquisition of television stations	(590,887)	—
Payments for acquisition of assets of other operating divisions	—	(242)
Purchase of alarm monitoring contracts	(5,627)	(4,432)
Decrease in restricted cash	58,500	5,058
Distributions from equity and cost method investees	5,992	1,348
Investments in equity and cost method investees	(5,748)	(8,294)
Proceeds from insurance settlement	23	1,736
Proceeds from the sale of assets	15	41
Loans to affiliates	(699)	(87)
Proceeds from loans to affiliates	508	117
Net cash flows used in investing activities	(556,396)	(25,411)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	555,134	132,951
Repayments of notes payable, commercial bank financing and capital leases	(33,344)	(124,570)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.2 million and $0.7 million, respectively	279	1,844
Dividends paid on Class A and Class B Common Stock	(19,204)	(19,224)
Payments for deferred financing costs	(6,702)	(4,401)
Proceeds from Class A Common Stock sold by variable interest entity	—	1,808
Noncontrolling interests distributions	(462)	(242)
Repayments of notes and capital leases to affiliates	(1,469)	(1,706)
Net cash flows from (used in) financing activities	494,232	(13,540)
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,111	29,318
CASH AND CASH EQUIVALENTS, beginning of period	12,967	21,974
CASH AND CASH EQUIVALENTS, end of period	$31,078	$51,292

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2012 and 2011 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of each of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities including debt held by our VIEs, are non-recourse to us.  However, our senior secured credit facility (Bank Credit Agreement) contains cross-default provisions with the VIE debt of Cunningham Broadcasting Corporation (Cunningham).  See Note 6, Related Person Transactions for more information.

We have entered into Local Marketing Agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of June 30, 2012.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the Federal Communications Commission (FCC) license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contains certain cross-default provisions with Cunningham whereby a default by Cunningham caused by insolvency would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 6, Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the three months ended June 30, 2012 and 2011 are net broadcast revenues of $24.8 million and $22.6 million, respectively, that relate to LMAs with Cunningham.  For the six months ended June 30, 2012 and 2011, Cunningham’s stations provided us with approximately $48.1 million and $45.9 million, respectively, of net broadcast revenues.

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owner based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  For the same reasons noted above regarding the LMAs with Cunningham, we have determined that these outsourced license station assets are VIEs and we are the primary beneficiary.  Included in the accompanying consolidated statements of operations for the three months ended June 30, 2012 and 2011 are net broadcast revenues of $4.1 million and $2.9 million, respectively, that relate to these arrangements. For the six months ended June 30, 2012 and 2011, are net broadcast revenues of $7.7 million and $6.1 million, respectively, that relate to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	As of June 30, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,340	$2,739
Accounts receivable	95	—
Income taxes receivable	131	142
Current portion of program contract costs	324	413
Prepaid expenses and other current assets	133	99
Total current asset	4,023	3,393

PROGRAM CONTRACT COSTS, less current portion	753	271
PROPERTY AND EQUIPMENT, net	6,308	6,658
GOODWILL	6,357	6,357
BROADCAST LICENSES	6,851	4,208
DEFINITE-LIVED INTANGIBLE ASSETS, net	8,660	6,601
OTHER ASSETS	11,918	5,980
Total assets	$44,870	$33,468

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$15	$37
Accrued liabilities	156	315
Current portion of notes payable, capital leases and commercial bank financing	5,600	11,074
Current portion of program contracts payable	281	373
Total current liabilities	6,052	11,799

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,351	2,411
Program contracts payable, less current portion	2,794	173
Total liabilities	$11,197	$14,383

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs with Cunningham and certain outsourcing agreements, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under the LMA as of June 30, 2012 and December 31, 2011 which are excluded from liabilities above were $29.8 million and $22.7 million, respectively.  The total capital lease assets excluded from above for each of the three months ended June 30, 2012 and the year ended December 31, 2011 were $11.8 million.  The risk and reward characteristics of the VIEs are similar.

In the fourth quarter of 2011, we began providing sales, programming and management services to the eight stations owned by Freedom Communications (Freedom) pursuant to an LMA.  Effective April 1, 2012, we completed the acquisition of these stations and the LMA was terminated.  We determined that the Freedom stations were VIEs during the period of the LMA based on the terms of the agreement.  We were not the primary beneficiary because the owner of the stations had the power to direct the activities of the VIEs that most significantly impacted the economic performance of the VIEs.  In the consolidated statements of operations for the six months ended June 30, 2012 are net broadcast revenues of $10.0 million and station production expenses of $7.8 million related to the Freedom LMAs, during the period prior to the acquisition.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary for the periods presented (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$3,929	$3,929	$8,009	$8,009
Investments in investment companies	25,217	25,217	26,276	26,276
Total	$29,146	$29,146	$34,285	$34,285

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $5.3 million and $0.9 million in the three months ended June 30, 2012 and 2011, respectively.  We recorded income of $6.7 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of June 30, 2012 and December 31, 2011, our unfunded commitments related to private equity investment funds totaled $10.9 million for each of the periods.

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

In July 2012, the FASB issued new guidance for testing indefinite-lived intangible assets for impairment.  The new guidance allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the approach now applied to goodwill.  Companies can first determine based on certain qualitative factors whether it is “more likely than not” (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired.  The new standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012 and early adoption is permitted. We plan to adopt this new guidance in the fourth quarter of 2012 when completing our annual impairment analysis.  This guidance will impact how we perform our annual impairment testing for indefinite-lived intangible assets and may change our related disclosures; however, we do not believe it will have a material impact on our consolidated financial statements.

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

Restricted Cash

Upon entering into definitive agreements to purchase assets of Four Points Media Group LLC (Four Points) and Freedom in September 2011 and November 2011, respectively, we were required to deposit 10% of the purchase price for each acquisition into an escrow account.  Effective January 1, 2012, we closed the asset acquisition of Four Points for $200.0 million and used $20.0 million of restricted cash towards the acquisition. Effective April 1, 2012, we closed the asset acquisition of Freedom for $385.0 million and used $38.5 million of restricted cash towards the acquisition.

Additionally, under the terms of certain lease agreements, as of June 30, 2012 and December 31, 2011, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2012 and 2011 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests.

Our effective income tax rate for the three months ended June 30, 2012 and 2011 and six months ended June 30, 2011 approximated the statutory rate. Our effective income tax rate for the six months ended June 30, 2012 was lower than the statutory rate primarily due to a release of valuation allowance in the first quarter of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports full realization of those deferred tax assets.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent events

On July 19, 2012, we entered into a definitive agreement to purchase the broadcast assets of six television stations owned and/or operated by Newport Television (Newport) for $412.5 million.  The six stations are located in five markets and have the following network affiliation or program service arrangements: WKRC (CBS) in Cincinnati, OH; WOAI (NBC) in San Antonio, TX; WHP (CBS) in Harrisburg/Lancaster/Lebanon/York, PA; WPMI (NBC) and WJTC (IND) in Mobile, AL/Pensacola, FL; and KSAS (FOX) in Wichita/Hutchinson, KS.  We will also acquire Newport’s rights under the local marketing agreements with WLYH (CW) in Harrisburg, PA and KMTW (MNT) in Wichita, KS, as well as options to acquire the license assets. The purchase agreement includes other customary provisions, including representations and warranties, covenants and indemnification provisions.   Upon entering into the asset purchase agreement we deposited 10% of the purchase price, $41.3 million, into escrow.  Upon closing, we expect to finance the $412.5 million purchase price, less the $41.3 million in escrow, with available cash along with a bank loan and/or by assessing the capital markets. Additionally, we entered into agreements with Deerfield Media, Inc. (Deerfield) to sell Deerfield the license assets of one of our stations in San Antonio (KMYS CW) and our station in Cincinnati (WSTR MNT), subject to FTS’s purchase option with respect to WSTR when expires March 31, 2013, and assigned Deerfield the right to buy the license assets of WPMI and WJTC in the Mobile/Pensacola market, after which we intend to provide sales and other non-programming services to each of these four stations pursuant to shared services and joint sales agreements.  All of the aforementioned transactions are expected to close no earlier than December 2012, subject to closing conditions, including without limitation approval of the FCC and customary antitrust clearance.

On July 17, 2012, we entered into an agreement to purchase the assets of Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in the Tampa/St. Petersburg, Florida market, for $40.0 million.  The transaction is expected to close in the fourth quarter of 2012, subject to approval of the FCC.  Concurrent with the acquisition, our LMA with Bay TV to provide certain sales, programming and other management services will be terminated.  As disclosed in Note 6. Related Person Transactions, our controlling shareholders own a controlling interest in Bay TV, and as such our board of directors obtained a fairness opinion from a third party valuation firm.  As this will be a transaction between entities under common control, the acquisition method of accounting will not be applied and the assets acquired will be recorded at their historical cost basis, upon closing.  The difference between the purchase price and the historical cost basis of the assets will be recorded as a reduction in additional paid-in capital.

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

We paid Four Points $200.0 million in cash, less a working capital adjustment of $0.9 million.  The acquisition was financed with a $180.0 million draw under an incremental Term B Loan commitment under our amended Bank Credit Agreement plus a $20.0 million cash escrow previously paid in September 2011.

Under the acquisition method of accounting, the results of the acquired operations are included in the financial statements of the Company beginning January 1, 2012.  The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities.  The initial allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Prepaid expenses and other current assets	$416
Program contract costs	3,711
Property and equipment	34,578
Broadcast licenses	10,658
Definite-lived intangible assets	90,099
Other assets	548
Accrued liabilities	(343)
Program contracts payable	(5,117)
Fair value of identifiable net assets acquired	134,550
Goodwill	64,526
Total	$199,076

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

Prior to the acquisition, since October 1, 2011, we provided sales, programming and management services to the stations pursuant to an LMA.  During that period, we funded the working capital needs of the stations, which totaled $8.1 million as of December 31, 2011 and was reflected as cash flows used in operating activities within the consolidated statement of cash flows for that period.  This working capital is not reflected in the purchase price allocation presented above.

The results of operations for the three and six months ended June 30, 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $18.1 million and $3.0 million for the three months ended June 30, 2012, respectively, and $35.9 million and $7.5 million for the six months ended June, 2012, respectively.

Freedom

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

We paid Freedom $385.0 million plus a working capital adjustment of $0.3 million.  The acquisition was financed with a draw under a $157.5 million incremental Term Loan A and a $192.5 million incremental Term B Loan commitment under our amended Bank Credit Agreement, plus a $38.5 million cash escrow previously paid in November 2011.

Under the acquisition method of accounting, the results of the acquired operations are included in the financial statements of the Company beginning April 1, 2012.  The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities.  The initial allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Prepaid expenses and other current assets	$375
Program contract costs	3,546
Property and equipment	54,109
Broadcast licenses	10,424
Definite-lived intangible assets	132,475
Other assets	278
Accrued liabilities	(633)
Program contracts payable	(3,480)
Fair value of identifiable net assets acquired	197,094
Goodwill	188,212
Total	$385,306

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $93.1 million, the decaying advertiser base of $23.4 million, and other intangible assets of $16.0 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 16 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.

Prior to the acquisition, since December 1, 2011, we provided sales, programming and management services to the stations pursuant to an LMA.  During that period, we funded the working capital needs of the stations, which totaled $1.5 million as of December 31, 2011 and $9.6 million as of March 31, 2012 and was reflected as cash flows used in operating activities within the consolidated statement of cash flows for those periods.  This working capital is not reflected in the purchase price allocation presented above.

The results of operations for the three and six months ended June 30, 2012 includes the results of the Freedom stations since April 1, 2012.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations for the three months ended June 30, 2012 were $26.7 million and $6.8 million, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred on January 1, 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$253,554	$229,842	$492,146	$450,273
Net Income	$30,231	$19,355	$60,759	$32,607
Net Income attributable to Sinclair Broadcast Group	$30,159	$19,457	$60,972	$32,861
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$0.37	$0.24	$0.75	$0.41

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2011.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

In connection with these acquisitions, we incurred a total of $1.1 million of costs primarily related to legal and other professional services, which we expensed as incurred.  For the three and six months ended June 30, 2012, $0.2 million and $0.5 million, respectively, of such costs were incurred in corporate, general and administrative expenses in the consolidated statements of operations.  These costs were not included in the pro forma amounts above as they are nonrecurring in nature.

3.              COMMITMENTS AND CONTINGENCIES:

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

Network Affiliations

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX) in total, extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetworkTV, and entered into an option agreement giving FTS the right to purchase our stations in up to three of the following four markets: Las Vegas, NV, Raleigh, NC, Norfolk, VA, and Cincinnati, OH. Our stations in these markets are affiliated with the following networks or program service providers: Las Vegas (The CW and MyNetworkTV), Raleigh (The CW and MyNetworkTV), Norfolk (MyNetworkTV) and Cincinnati (MyNetworkTV).  These options are exercisable between July 1, 2012 and March 30, 2013.  The maximum total potential payments associated with the affiliation agreement and the option agreements is $50.0 million, which excludes any proceeds from the sale of stations upon FTS exercising its option, the $2.7 million purchase price we would pay to FTS for WUTB pursuant to our option, and ordinary course programming payments that will be due to FOX under the terms of the Company’s affiliation agreements.  If FTS decides to exercise its option to purchase one or more of the aforementioned stations, the total payments will be reduced by $25.0 million.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements, which is reflected as cash flows used in operating activities within the consolidated statement of cash flows for the six month period ending June 30, 2012.  As of June 30, 2012, we have recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX if FTS does not exercise its option to acquire any of our stations.  The $50.0 million asset will be amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $1.1 million of amortization expense has been recorded in the consolidated statement of operations during the three months ended June 30, 2012.

4.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

In January 2012, we drew $180.0 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Four Points, which closed January 1, 2012. In addition, in April 2012, we drew $157.5 million of the incremental Term Loan A and $192.5 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Freedom, which closed April 1, 2012.  During the three months ended June 30, 2012, we drew down $11.0 million on our revolver.  As of June 30, 2012, our revolver balance was $11.0 million.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (Numerator)
Income from continuing operations	$30,199	$18,559	$59,340	$33,793
Income impact of assumed conversion of the 4.875% Notes, net of taxes	45	42	90	83
Net (income) loss attributable to noncontrolling interests included in continuing operations	(72)	102	213	254
Numerator for diluted earnings per common share from continuing operations available to common shareholders	30,172	18,703	59,643	34,130
Loss from discontinued operations	(67)	(82)	(134)	(189)
Numerator for diluted earnings available to common shareholders	$30,105	$18,621	$59,509	$33,941

Shares (Denominator)
Weighted-average common shares outstanding	81,036	80,734	80,944	80,551
Dilutive effect of stock settled appreciation rights, restricted stock awards and outstanding stock options	4	40	13	55
Dilutive effect of 4.875% Notes	254	254	254	254
Weighted-average common and common equivalent shares outstanding	81,294	81,028	81,211	80,860

Approximately 1.5 million and 1.1 million shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 1.5 million and 1.1 million for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive. The increase in potentially dilutive securities is primarily related to the issuance of new stock settled appreciation rights in March 2012.  The net income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

6.              RELATED PERSON TRANSACTIONS

David, Frederick, Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.1 million for each of the three months ended June 30, 2012 and 2011 and $2.2 million for each of the six months ended June 30, 2012 and 2011, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Each of our controlling shareholders owns a substantial portion of the equity of Bay TV and collectively have controlling interests.  Payments made to Bay TV were $0.4 million for each of the three months ended June 30, 2012 and 2011 and $2.2 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively.  See “Subsequent Events” in Note 1, Summary of Significant Accounting Policies, for further information.

Cunningham Broadcasting Corporation.  We have options from trusts, for which the children of our controlling shareholders are beneficiaries, that will grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham Broadcasting Corporation (Cunningham) or 100% of the capital stock or assets of Cunningham’s individual subsidiaries.  As of June 30, 2012, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; and WDBB-TV Birmingham, Alabama (collectively, the Cunningham Stations).

In addition to the option agreement, we entered into five-year LMAs (with five-year renewal terms at our option) with Cunningham pursuant to which we provide programming to Cunningham for airing on the Cunningham Stations.

Effective November 5, 2009, we entered into amendments and/or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to the Cunningham Stations.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we are obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts will be used to pay down Cunningham’s bank credit facility and which amounts will be credited toward the purchase price for each Cunningham station.  An additional $3.9 million will be paid in two installments on July 1, 2012 and October 1, 2012 as an additional LMA fee and will be used to pay off the remaining balance of Cunningham’s bank credit facility.  The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, will be decreased by each payment made by us to Cunningham up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase.  The remaining purchase price as of June 30, 2012 was approximately $58.7 million.

Additionally, we reimburse Cunningham for 100% of its operating costs, as well as pay Cunningham a monthly payment of $50,000 through December 2012 as an LMA fee.

We made payments to Cunningham under these LMAs and other agreements of $4.0 million and $4.2 million for the three months ended June 30, 2012 and 2011, respectively, and $7.9 million and $8.4 million, for the six months ended June 30, 2012 and 2011, respectively.  For the three months ended June 30, 2012 and 2011, Cunningham’s stations provided us with approximately $24.8 million and $22.6 million, respectively, and approximately $48.1 million and $45.9 million for the six months ended June 30, 2012 and 2011, respectively, of net broadcast revenues.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of June 30, 2012, Cunningham was the sole material third-party licensee.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company which owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for each of the three months ended June 30, 2012 and 2011. We received payments for advertising time of $0.1 million for each of the six months ended June 30, 2012 and 2011, respectively. We paid $0.4 million for vehicles and related vehicle services from Atlantic Automotive during each of the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, we paid fees of $0.6 million and $0.5 million, respectively, for vehicles and related vehicle services.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.2 million to Thomas & Libowitz for each of the three months ended June 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011, we paid fees of $0.5 million and $0.3 million, respectively, to Thomas & Libowitz.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively. We did not incur such expenses in the three or six months ended June 30, 2011, related to these arrangements.

7.             SEGMENT DATA

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 45 markets located predominately in the eastern, mid-western and southern United States.  Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures.  All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  We had approximately $171.0 million and $168.9 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of June 30, 2012 and 2011, respectively.  We had $5.0 million and $4.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended June 30, 2012, and 2011, respectively.  For the six months ended June 30, 2012 and 2011, we had $9.9 million and $9.7 million, respectively, in intercompany interest expense.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the periods presented (in thousands):

For the three months ended June 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$241,405	$12,149	$—	$253,554
Depreciation of property and equipment	11,945	327	383	12,655
Amortization of definite-lived intangible assets and other assets	9,110	1,016	—	10,126
Amortization of program contract costs and net realizable value adjustments	15,467	—	—	15,467
General and administrative overhead expenses	6,704	304	505	7,513
Operating income (loss)	72,930	(37)	(901)	71,992
Interest expense	—	701	28,619	29,320
Income from equity and cost method investments	—	5,148	—	5,148

For the three months ended June 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$177,868	$10,992	$—	$188,860
Depreciation of property and equipment	7,140	318	403	7,861
Amortization of definite-lived intangible assets and other assets	3,743	871	—	4,614
Amortization of program contract costs and net realizable value adjustments	12,666	—	—	12,666
General and administrative overhead expenses	6,197	306	570	7,073
Operating income (loss)	58,490	719	(973)	58,236
Interest expense	—	632	24,302	24,934
Income from equity and cost method investments	—	815	—	815

For the six months ended June 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$451,293	$26,097	$—	$477,390
Depreciation of property and equipment	20,643	735	766	22,144
Amortization of definite-lived intangible assets and other assets	13,677	2,348	—	16,025
Amortization of program contract costs and net realizable value adjustments	29,747	—	—	29,747
General and administrative overhead expenses	14,608	915	1,357	16,880
Operating income (loss)	134,761	(710)	(2,137)	131,914
Interest expense	—	1,555	55,152	56,707
Income from equity and cost method investments	—	6,424	—	6,424
Assets	1,878,802	274,854	6,585	2,160,241

For the six months ended June 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$351,051	$20,418	$—	$371,469
Depreciation of property and equipment	14,484	629	808	15,921
Amortization of definite-lived intangible assets and other assets	8,094	1,714	—	9,808
Amortization of program contract costs and net realizable value adjustments	25,284	—	—	25,284
General and administrative overhead expenses	13,818	598	1,321	15,737
Operating income (loss)	111,120	725	(2,133)	109,712
Interest expense	—	1,259	52,842	54,101
Income from equity and cost method investments	—	826	—	826

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments for the periods presented (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
9.25% Senior Second Lien Notes due 2017	$489,763	$555,625	$489,052	$549,690
8.375% Senior Notes due 2018	234,678	259,501	234,512	246,884
Term Loan A	268,188	266,176	115,000	112,700
Term Loan B	583,533	591,169	217,002	221,700
Cunningham Bank Credit Facility	5,483	5,483	10,967	11,100
Level 3:
4.875% Convertible Senior Notes due 2018	5,685	5,685	5,685	5,685
3.0% Convertible Senior Notes due 2027	5,400	5,400	5,400	5,400
Active program contracts payable	61,391	58,582	91,450	88,699
Future program liabilities (a)	166,407	139,294	125,075	105,166

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  The carrying value reflects the undiscounted future payments.

Our estimates of the fair value of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants’ return and risk applicable to program contracts.  The discount rate used to determine the fair value of active and future program liabilities was 8.0% as of June 30, 2012 and December 31, 2011. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes. Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of June 30, 2012, were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of June 30, 2012 our consolidated total debt of $1,728.3 million included $1,636.7 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,587.2 million.

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

The following condensed consolidating financial statements present the consolidating balance sheets, consolidating statements of operations and comprehensive income and consolidating statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.  These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

Certain revisions have been made to correct immaterial errors in the condensed consolidating balance sheet as of December 31, 2011 and the condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2011.  The revisions to the condensed consolidating balance sheet increased certain noncurrent assets by $17.3 million and noncontrolling interests in consolidated subsidiaries by $9.8 million and decreased additional paid-in capital by $1.6 million and accumulated deficit by $9.1 million of the Non-guarantor Subsidiaries, with corresponding offsetting adjustments to the same items in the Eliminations column.  The revisions to the condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2011 increased depreciation, amortization and other operating expenses by $0.2 million and $0.3 million, respectively, and increased net loss attributable to noncontrolling interests for the Non-guarantor Subsidiaries by $0.1 million and $0.3 million, respectively, with corresponding offsetting adjustments to the same items in the Eliminations column.  These revisions had no effect on amounts presented for SBG, STG, the Guarantor Subsidiaries and KDSM, LLC or Sinclair Consolidated.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$4,105	$232	$26,741	$—	$31,078
Accounts and other receivables	83	708	154,772	5,490	(268)	160,785
Other current assets	(524)	3,591	32,109	3,613	(284)	38,505
Total current assets	(441)	8,404	187,113	35,844	(552)	230,368

Property and equipment, net	7,468	9,307	260,712	105,360	(10,798)	372,049

Investment in consolidated subsidiaries	—	1,178,648	—	—	(1,178,648)	—
Restricted cash — long-term	—	—	223	—	—	223
Other long-term assets	82,454	338,071	62,712	103,026	(404,141)	182,122
Total other long-term assets	82,454	1,516,719	62,935	103,026	(1,582,789)	182,345

Acquired intangible assets	—	—	1,317,825	90,256	(32,602)	1,375,479

Total assets	$89,481	$1,534,430	$1,828,585	$334,486	$(1,626,741)	$2,160,241

Accounts payable and accrued liabilities	$480	$45,495	$71,818	$7,729	$(3,159)	$122,363
Current portion of long-term debt	450	23,744	698	17,540	—	42,432
Current portion of affiliate long-term debt	1,067	—	2,131	185	(185)	3,198
Other current liabilities	—	—	64,046	(261)	—	63,785
Total current liabilities	1,997	69,239	138,693	25,193	(3,344)	231,778

Long-term debt	12,662	1,564,970	37,124	53,053	—	1,667,809
Affiliate long-term debt	6,848	—	8,044	257,524	(257,524)	14,892
Dividends in excess of investment in consolidated subsidiaries	130,997	—	—	—	(130,997)	—
Other liabilities	13,564	2,105	466,686	66,802	(237,113)	312,044
Total liabilities	166,068	1,636,314	650,547	402,572	(628,978)	2,226,523

Common stock	812	—	10	—	(10)	812
Additional paid-in capital	621,556	(7,953)	769,043	57,077	(818,167)	621,556
Accumulated (deficit) earnings	(694,296)	(90,959)	411,248	(135,117)	(185,172)	(694,296)
Accumulated other comprehensive (loss) income	(4,659)	(2,972)	(2,263)	(351)	5,586	(4,659)
Total Sinclair Broadcast Group (deficit) equity	(76,587)	(101,884)	1,178,038	(78,391)	(997,763)	(76,587)
Noncontrolling interests in consolidated subsidiaries	—	—	—	10,305	—	10,305
Total liabilities and equity (deficit)	$89,481	$1,534,430	$1,828,585	$334,486	$(1,626,741)	$2,160,241

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$188	$313	$12,466	$—	$12,967
Accounts and other receivables	60	348	126,590	6,276	(107)	133,167
Other current assets	2,430	2,561	55,855	3,021	(284)	63,583
Total current assets	2,490	3,097	182,758	21,763	(391)	209,717

Property and equipment, net	8,234	7,783	171,749	104,825	(11,070)	281,521

Investment in consolidated subsidiaries	—	575,848	—	—	(575,848)	—
Restricted cash	—	58,503	223	—	—	58,726
Other long-term assets	86,186	353,929	17,209	99,630	(417,961)	138,993
Total other long-term assets	86,186	988,280	17,432	99,630	(993,809)	197,719

Acquired intangible assets	—	—	826,175	83,387	(27,102)	882,460

Total assets	$96,910	$999,160	$1,198,114	$309,605	$(1,032,372)	$1,571,417

Accounts payable and accrued liabilities	$1,499	$30,888	$51,119	$7,555	$(2,491)	$88,570
Current portion of long-term debt	420	14,450	589	22,736	—	38,195
Current portion of affiliate long-term debt	998	—	2,016	210	(210)	3,014
Other current liabilities	—	—	65,431	372	—	65,803
Total current liabilities	2,917	45,338	119,155	30,873	(2,701)	195,582

Long-term debt	12,811	1,055,446	37,502	42,512	—	1,148,271
Affiliate long-term debt	7,405	—	9,140	246,552	(246,552)	16,545
Dividends in excess of investment in consolidated subsidiaries	143,857	—	—	—	(143,857)	—
Other liabilities	51,095	2,222	457,003	58,222	(246,161)	322,381
Total liabilities	218,085	1,103,006	622,800	378,159	(639,271)	1,682,779

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	617,375	7,755	264,413	52,710	(324,878)	617,375
Accumulated (deficit) earnings	(734,511)	(108,558)	313,269	(131,527)	(73,184)	(734,511)
Accumulated other comprehensive (loss) income	(4,848)	(3,043)	(2,378)	450	4,971	(4,848)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(121,175)	(103,846)	575,314	(78,367)	(393,101)	(121,175)
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,813	—	9,813
Total liabilities and equity (deficit)	$96,910	$999,160	$1,198,114	$309,605	$(1,032,372)	$1,571,417

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$241,723	$14,141	$(2,310)	$253,554

Program and production	—	5	65,661	83	(2,399)	63,350
Selling, general and administrative	518	11,932	36,507	896	(106)	49,747
Depreciation, amortization and other operating expenses	383	313	55,290	12,617	(138)	68,465
Total operating expenses	901	12,250	157,458	13,596	(2,643)	181,562

Operating (loss) income	(901)	(12,250)	84,265	545	333	71,992

Equity in earnings of consolidated subsidiaries	30,365	54,217	—	—	(84,582)	—
Interest expense	(318)	(26,953)	(1,185)	(6,055)	5,191	(29,320)
Other income (expense)	723	293	22	4,953	(128)	5,863
Total other income (expense)	30,770	27,557	(1,163)	(1,102)	(79,519)	(23,457)

Income tax benefit (provision)	191	10,417	(27,808)	(1,136)	—	(18,336)
Loss from discontinued operations	—	(67)	—	—	—	(67)
Net income (loss)	30,060	25,657	55,294	(1,693)	(79,186)	30,132
Net loss attributable to the noncontrolling interests	—	—	—	(72)	—	(72)
Net income (loss) attributable to Sinclair Broadcast Group	$30,060	$25,657	$55,294	$(1,765)	$(79,186)	$30,060
Comprehensive Income	$30,217	$25,743	$55,294	$(1,765)	$(79,272)	$30,217

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$178,148	$12,979	$(2,267)	$188,860

Program and production	—	320	44,631	77	(2,111)	42,917
Selling, general and administrative	571	6,156	29,783	851	(96)	37,265
Depreciation, amortization and other operating expenses	403	148	39,509	10,520	(138)	50,442
Total operating expenses	974	6,624	113,923	11,448	(2,345)	130,624

Operating (loss) income	(974)	(6,624)	64,225	1,531	78	58,236

Equity in earnings of consolidated subsidiaries	21,048	31,775	—	—	(52,823)	—
Interest expense	(621)	(22,032)	(1,257)	(6,152)	5,128	(24,934)
Other income (expense)	(2,456)	5,327	(5,222)	287	(103)	(2,167)
Total other income (expense)	17,971	15,070	(6,479)	(5,865)	(47,798)	(27,101)

Income tax benefit (provision)	1,582	10,508	(25,082)	416	—	(12,576)
Loss from discontinued operations	—	(82)	—	—	—	(82)
Net income (loss)	18,579	18,872	32,664	(3,918)	(47,720)	18,477
Net loss attributable to the noncontrolling interests	—	—	—	102	—	102
Net income (loss) attributable to Sinclair Broadcast Group	$18,579	$18,872	$32,664	$(3,816)	$(47,720)	$18,579
Comprehensive Income	$18,517	$18,912	$32,664	$(3,816)	$(47,760)	$18,517

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$451,931	$29,815	$(4,356)	$477,390

Program and production	—	13	127,552	159	(4,171)	123,553
Selling, general and administrative	1,371	25,563	66,425	2,091	(207)	95,243
Depreciation, amortization and other operating expenses	766	664	98,398	27,128	(276)	126,680
Total operating expenses	2,137	26,240	292,375	29,378	(4,654)	345,476

Operating (loss) income	(2,137)	(26,240)	159,556	437	298	131,914

Equity in earnings of consolidated subsidiaries	60,556	106,078	—	—	(166,634)	—
Interest expense	(658)	(51,717)	(2,404)	(12,299)	10,371	(56,707)
Other income (expense)	1,323	10	45	6,154	(257)	7,275
Total other income (expense)	61,221	54,371	(2,359)	(6,145)	(156,520)	(49,432)

Income tax benefit (provision)	335	18,542	(49,055)	7,036	—	(23,142)
Loss from discontinued operations	—	(134)	—	—	—	(134)
Net income (loss)	59,419	46,539	108,142	1,328	(156,222)	59,206
Net loss attributable to the noncontrolling interests	—	—	—	213	—	213
Net income (loss) attributable to Sinclair Broadcast Group	$59,419	$46,539	$108,142	$1,541	$(156,222)	$59,419
Comprehensive Income	$59,395	$46,728	$108,142	$1,541	$(156,411)	$59,395

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$351,607	$24,375	$(4,513)	$371,469

Program and production	—	627	88,615	171	(4,151)	85,262
Selling, general and administrative	1,325	13,784	59,894	1,680	(192)	76,491
Depreciation, amortization and other operating expenses	808	283	78,977	20,212	(276)	100,004
Total operating expenses	2,133	14,694	227,486	22,063	(4,619)	261,757

Operating (loss) income	(2,133)	(14,694)	124,121	2,312	106	109,712

Equity in earnings of consolidated subsidiaries	38,450	67,098	—	—	(105,548)	—
Interest expense	(2,579)	(47,521)	(2,489)	(11,697)	10,185	(54,101)
Gain on sales of securities	—	—	—	391	(391)	—
Other income (expense)	(2,356)	10,762	(9,862)	681	(217)	(992)
Total other income (expense)	33,515	30,339	(12,351)	(10,625)	(95,971)	(55,093)

Income tax benefit (provision)	2,476	18,753	(42,821)	766	—	(20,826)
Loss from discontinued operations	—	(189)	—	—	—	(189)
Net income (loss)	33,858	34,209	68,949	(7,547)	(95,865)	33,604
Net loss attributable to the noncontrolling interests	—	—	—	254	—	254
Net income (loss) attributable to Sinclair Broadcast Group	$33,858	$34,209	$68,949	$(7,293)	$(95,865)	$33,858
Comprehensive Income	$33,685	$34,290	$68,949	$(7,293)	$(95,946)	$33,685

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$1,450	$(50,204)	$119,977	$9,421	$(369)	$80,275
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,373)	(14,463)	(1,637)	—	(18,473)
Payments for acquisitions of television stations	—	—	(590,887)	—	—	(590,887)
Purchase of alarm monitoring contracts	—	—	—	(5,627)	—	(5,627)
Decrease in restricted cash	—	58,500	—	—	—	58,500
Distributions from investments	837	—	—	5,155	—	5,992
Investment in equity and cost method investees	—	—	—	(5,748)	—	(5,748)
Proceeds from insurance settlement	—	—	23	—	—	23
Proceeds from sales of assets	—	—	15	—	—	15
Loans to affiliates	(158)	(541)	—	—	—	(699)
Proceeds from loans to affiliates	133	375	—	—	—	508
Net cash flows (used in) from investing activities	812	55,961	(605,312)	(7,857)	—	(556,396)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	537,275	—	17,859	—	555,134
Repayments of notes payable, commercial bank financing and capital leases	(202)	(20,164)	(270)	(12,708)	—	(33,344)
Proceeds from share based awards	279	—	—	—	—	279
Dividends paid on Class A and Class B Common Stock	(19,461)	—	—	—	257	(19,204)
Payments for deferred financing costs	—	(6,702)	—		—	(6,702)
Distributions to noncontrolling interests	—	—	—	(462)	—	(462)
Repayment of notes and capital leases to affiliates	(488)	—	(981)	—	—	(1,469)
Increase (decrease) in intercompany payables	17,610	(512,249)	486,505	8,022	112	—
Net cash flows (used in) from financing activities	(2,262)	(1,840)	485,254	12,711	369	494,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,917	(81)	14,275	—	18,111
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$4,105	$232	$26,741	$—	$31,078

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(17,819)	$(46,134)	$134,069	$59	$(1,906)	$68,269
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(9,843)	(10,353)	(460)	—	(20,656)
Acquisition of intangibles	—	—	—	(242)	—	(242)
Purchase of alarm monitoring contracts	—	—	—	(4,432)	—	(4,432)
Distributions from investments	—	—	—	1,348	—	1,348
Investments in equity and cost method investees	(2,000)	—	—	(6,294)	—	(8,294)
Decrease in restricted cash	—	5,058	—	—	—	5,058
Proceeds from sales of assets	—	—	41	—	—	41
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from insurance settlement	—	—	1,736	—	—	1,736
Loans to affiliates	(87)	—	—	—	—	(87)
Proceeds from loans to affiliates	117	—	—	—	—	117
Net cash flows used in investing activities	(1,970)	(4,785)	(8,576)	(8,272)	(1,808)	(25,411)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	124,719	—	8,232	—	132,951
Repayments of notes payable, commercial bank financing and capital leases	(56,931)	(56,293)	(291)	(11,055)	—	(124,570)
Proceeds from exercise of stock options, including excess tax benefits of share based payments	1,844	—	—	—	—	1,844
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Payments for deferred financing costs	—	(4,335)	—	(66)	—	(4,401)
Distributions to noncontrolling interests	—	—	—	(242)	—	(242)
Dividends paid on Class A and Class B Common Stock	(19,392)	—	—	—	168	(19,224)
Repayments of notes and capital leases to affiliates	(425)	—	(1,281)	—	—	(1,706)
Increase (decrease) in intercompany payables	94,693	16,391	(124,526)	11,704	1,738	—
Net cash flows from (used in) financing activities	19,789	80,482	(126,098)	8,573	3,714	(13,540)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	29,563	(605)	360	—	29,318
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,881	—	21,974
CASH AND CASH EQUIVALENTS, end of period	$—	$34,634	$417	$16,241	$—	$51,292

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Net broadcast revenues (a)	$220,014	$159,370	$412,218	$315,331
Revenues realized from station barter arrangements	21,391	18,498	39,075	35,720
Other operating divisions revenues	12,149	10,992	26,097	20,418
Total revenues	253,554	188,860	477,390	371,469

Station production expenses	63,350	42,917	123,553	85,262
Station selling, general and administrative expenses	42,234	30,192	78,363	60,754
Expenses recognized from station barter arrangements	19,714	16,531	35,971	32,258
Amortization of program contract costs and net realizable value adjustments	15,467	12,666	29,747	25,284
Depreciation and amortization expenses (b)	22,781	12,475	38,169	25,729
Other operating divisions expenses	10,503	8,770	22,793	16,733
Corporate general and administrative expenses	7,513	7,073	16,880	15,737
Operating income	71,992	58,236	131,914	109,712

Interest expense and amortization of debt discount and deferred financing costs	(29,320)	(24,934)	(56,707)	(54,101)
Loss from extinguishment of debt	—	(3,478)	(335)	(4,402)
Income from equity and cost method investees	5,148	815	6,424	826
Gain on insurance settlement	10	—	29	1,723
Other income, net	705	496	1,157	861
Income from continuing operations before income taxes	48,535	31,135	82,482	54,619
Income tax provision	(18,336)	(12,576)	(23,142)	(20,826)
Income from continuing operations	30,199	18,559	59,340	33,793

Loss from discontinued operations, net of taxes	(67)	(82)	(134)	(189)
Net income	30,132	18,477	59,206	33,604
Net (income) loss attributable to the noncontrolling interests	(72)	102	213	254
Net income attributable to Sinclair Broadcast Group	$30,060	$18,579	$59,419	$33,858

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.37	$0.23	$0.74	$0.42
Basic earnings per share	$0.37	$0.23	$0.73	$0.42
Diluted earnings per share from continuing operations	$0.37	$0.23	$0.73	$0.42
Diluted earnings per share	$0.37	$0.23	$0.73	$0.42

	June 30, 2012	December 31, 2011
Balance Sheet Data:
Cash and cash equivalents	$31,078	$12,967
Total assets	$2,160,241	$1,571,417
Total debt (c)	$1,728,331	$1,206,025
Total equity (deficit)	$(66,282)	$(111,362)

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

Executive Overview — financial events since March 31, 2012.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2012 and 2011, including comparisons between quarters and expectations for the three months ended September 30, 2012.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and six months ended June 30, 2012.

EXECUTIVE OVERVIEW

Second Quarter 2012 Events

•                  Effective April 1, 2012, we closed the acquisition of the broadcast assets of Freedom Communications (Freedom) for $385.0 million, and financed the acquisition with a draw under a $157.5 million incremental Term loan A and a $192.5 million incremental Term loan B under our amended senior secured credit facility (Bank Credit Agreement) plus a $38.5 million escrow previously paid in November 2011.

•                  In May, our Board of Directors declared a quarterly dividend of $0.12 per share.

•                  On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX) in total, extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetworkTV, and entered into an option agreement giving FTS the right purchase our stations in up to three of the following four markets: Las Vegas, NV, Raleigh, NC, Norfolk, VA, and Cincinnati, OH.  Our maximum total potential payments associated with the agreements are $52.7 million.  If FTS decides to exercise its option to purchase one or more of the aforementioned stations, the total payments will be reduced by $25.0 million.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreement.

•                  In June, we entered into an agreement with Rentrak Corporate to replace our expiring Nielsen Media Research service with Rentrak’s Station Views Essential service at the stations we recently purchased from Four Points.

Other Events

•                  On July 17, 2012, the Company entered into an agreement to purchase the assets of Bay Television, Inc. (Bay TV), which owns WTTA-TV (MNT) in the Tampa/St. Petersburg, Florida market, for $40.0 million.  We have performed sales, programming and other management services for this station pursuant to a local marketing agreement (LMA) since January 1999. The transaction is expected to close in the fourth quarter of 2012, subject to approval of the Federal Communications Commission (FCC) and other closing conditions.

•                  In July, we entered into a definitive agreement to purchase six stations from Newport Television (Newport) for $412.5 million. The Company will also acquire Newport’s rights under the local marketing agreements with WLYH (CW) in Harrisburg, PA and KMTW (MNT) in Wichita, KS, as well as options to acquire the license assets. The transaction is expected to close no earlier than December 2012, subject to closing conditions, including without limitation approval of the FCC and antitrust clearance. Upon entering into the asset purchase agreement we deposited 10% of the purchase price, $41.3 million, into escrow.  Upon closing, we expect to finance the $412.5 million purchase price, less the $41.3 million in escrow, with available cash along with a bank loan and/or by assessing the capital markets.

•                  In July, we entered into agreements with Deerfield Media, Inc. (Deerfield) to sell Deerfield the license assets of one of our stations in San Antonio (KMYS CW), and our station in Cincinnati (WSTR MNT), subject to FTS’s purchase option with respect to WSTR which expires March 31, 2013, and to assign Deerfield the right to buy the license assets of WPMI and WJTC in the Mobile/Pensacola market, after which we intend to provide sales and other non-programming services to each of these four stations pursuant to shared services and joint sales agreements. These transactions are expected to close no earlier than December 2012, subject to approval of the FCC and other closing conditions.

•                  In August, our Board of Directors declared a quarterly dividend of $0.15 per share payable on September 14, 2012, to the holders of record at the close of business on August 31, 2012.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Four Points Media Group LLC (Four Points) as of January 1, 2012 (acquisition date), and from Freedom as of April 1, 2012 (acquisition date) are included in our results of our continuing operations.   Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2012 and 2011 refer to the three months ended June 30, 2012 and 2011, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30, and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

SEASONALITY/CYCLICALITY

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than first and third quarters’ because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
Local revenues:
Non-political	$160.9	$122.9	30.9%	$313.2	$243.6	28.6%
Political	1.8	0.3	(a)	2.4	0.5	(a)
Total local	162.7	123.2	32.1%	315.6	244.1	29.3%
National revenues:
Non-political	47.6	35.3	34.8%	84.0	69.9	20.2%
Political	9.7	0.9	(a)	12.6	1.3	(a)
Total national	57.3	36.2	58.3%	96.6	71.2	35.7%
Total net broadcast revenues	$220.0	$159.4	38.0%	$412.2	$315.3	30.7%

(a)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $60.6 million when comparing the second quarter 2012 to the same period in 2011, of which $46.0 million was related to stations acquired during the first and second quarters in 2012.  Net broadcast revenues increased $96.9 million when compared to the six months ended June 30, 2012 to the same period in 2011, of which $64.4 million was related to stations acquired during the six months ended June 30, 2012. Additionally, revenues earned pursuant to the Local Marketing Agreement (LMA) with the Freedom stations during the first quarter 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase, for both the three and six month periods, was due to increases in advertising revenues generated from the automotive, political and direct response sectors. These increases were partially offset by a decrease in the telecommunication, schools and fast food industries. Excluding the stations acquired in the first and second quarters of 2012, automotive, which typically is our largest category, represented 21.2% of net time sales for both the three and six months ended June 30, 2012.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended June 30,		Net Time Sales Percent	Percent of Net Time Sales for the Six months ended June 30,		Net Time Sales Percent
	Stations (a)	2012	2011	Change	2012	2011	Change
FOX	20	36.9%	47.1%	6.2%	39.5%	48.2%	0.8%
ABC	11	19.6%	20.8%	27.9%	18.8%	19.6%	17.4%
MyNetworkTV	19	13.2%	15.7%	14.4%	14.3%	15.6%	12.4%
The CW	13	10.4%	12.3%	15.0%	11.2%	12.7%	8.1%
CBS	9	18.7%	2.8%	786.9%	15.0%	2.8%	572.8%
NBC	1	0.4%	0.5%	18.4%	0.5%	0.5%	23.6%
Azteca	1	0.1%	—%	—%	0.1%	—%	—%
Digital	(b)	0.7%	0.8%	21.3%	0.6%	0.6%	15.9%
Total	74

(a)         During the six months ended June 30, 2012, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 16 stations with the following network affiliation or program service arrangements: CBS (two stations in the first quarter and five stations in the second quarter), ABC (two stations in the second quarter), CW (three stations in the first quarter and one station in the second quarter), MyNetworkTV (two stations in the first quarter), and Azteca (one station in the first quarter).

(b)         We broadcast programming from network affiliations or program service arrangements with TheCoolTV, The Country Network, CBS (rebroadcasted content from other primary channels within the same markets), The CW, MyNetworkTV, This TV LATV, Azteca, Telemundo and Estrella on additional channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues increased by $10.3 million to $11.5 million for the second quarter 2012 when compared to the same period in 2011.  For the six months ended June 30, 2012, political revenues increased by $13.2 million to $15.0 million when compared to the same period in 2011.  Political revenues are typically lower in non-election years such as 2011 and increased in 2012 due to the presidential election.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $38.0 million for the second quarter 2012 when compared to the same period in 2011, of which $32.7 million related to the stations acquired in the first and second quarters of 2012. Excluding political revenues, our local broadcast revenues were up $69.6 million for the six months ended June 30, 2012 compared to the same period in 2011, of which $46.4 million related to the stations acquired in the first and second quarters of 2012. Additionally, revenues earned pursuant to the LMA with the Freedom stations during the first quarter 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase, for both the three and six month periods, is due to an increase in advertising spending particularly in the automotive and direct response industries and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the fast food and school industries and a change in networks for the Super Bowl programming from FOX to NBC.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $12.3 million for the second quarter 2012 when compared to the same period in 2011, of which $10.7 million related to the stations acquired in the first and second quarters of 2012. For the six months ended June 30, 2012, when compared to the same period in 2011, our national broadcast revenues, excluding political revenues, were up $14.1 primarily due to the stations acquired in the first and second quarters of 2012. The partially offsetting decrease is due to a decrease in advertising spending by the telecommunication sector.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change (Increase/			Percent Change (Increase/
	2012	2011	(Decrease))	2012	2011	(Decrease))

Station production expenses	$63.4	$42.9	47.8%	$123.6	$85.3	44.9%
Station selling, general and administrative expenses	$42.2	$30.2	39.7%	$78.4	$60.8	28.9%
Amortization of program contract costs and net realizable value adjustments	$15.5	$12.7	22.0%	$29.7	$25.3	17.4%
Corporate general and administrative expenses	$6.7	$6.2	8.1%	$14.6	$13.8	5.8%

Station production expenses.  Station production expenses increased $20.5 million during the second quarter 2012 as compared to the same period in 2011, of which $13.9 million related to the stations acquired in the first and second quarters of 2012.  Station production expenses increased $38.3 million during the six months ended June 30, 2012 as compared to the same period in 2011, of which $19.6 million related to the stations acquired in the first and second quarters of 2012 and $7.8 million of expenses pursuant to the LMA with Freedom stations during the first quarter of 2012.  The remaining increases for both the three and six month periods are primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense and increased rating service fees due to annual scheduled rate increases.

We expect station production expenses in third quarter 2012 to decrease compared to second quarter 2012.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $12.0 million during the second quarter 2012 compared to the same period in 2011, of which $10.3 million related to the stations acquired in the first and second quarters of 2012. Station selling, general and administrative expenses increased $17.6 million for the six months ended June 30, 2012 compared to the same period in 2011, of which $14.6 million related to the stations acquired in the first and second quarters of 2012.  The remaining increases for both the three and six month periods are primarily due to an increase in compensation expense and national sales commissions.

We expect station production and station selling, general and administrative expenses in third quarter 2012 to increase compared to second quarter 2012.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased during the second quarter 2012 and for the six months ended June 30, 2012 compared to the same periods in 2011.  This increase is primarily due to entering into new contracts and the effect of stations acquired in the first and second quarters.  We expect program contract amortization to trend higher in third quarter 2012 compared to second quarter 2012 due to cyclicality.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

OTHER OPERATING DIVISIONS SEGMENT

Triangle Sign & Service, LLC (Triangle), a sign designer/fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, real estate ventures and other nominal businesses make up our other operating divisions segment.  Revenues for our other operating divisions increased $1.1 million to $12.1 million during the second quarter 2012 compared to $11.0 million during the same period in 2011.  For the six months ended June 30, 2012, revenues for our other operating divisions increased $5.7 million to $26.1 million compared to $20.4 million during the same period in 2011.  The increase is primarily due to acquisitions of new alarm monitoring contracts for Alarm Funding, increased revenues due to the Ring of Honor wrestling franchise we purchased in second quarter of 2011 and improved leasing activity for our consolidated real estate ventures.  Expenses of our other operating divisions include operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, which increased $2.1 million to $12.7 million during the second quarter 2012 compared to $10.6 million during the same period in 2011.  For the six months ended June 30, 2012, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense, which increased $7.2 million to $27.5 million compared to $20.3 million during the same period in 2011.  This increase was primarily due to the corresponding increase in revenue.

A portion of the operating results of Alarm Funding were previously included in discontinued operations in our consolidated results of operations.  It is no longer our intent to divest a portion of Alarm Funding and therefore all of the operations and net assets of Alarm Funding have been classified as continuing operations in our consolidated financial statements as of June 30, 2012 and 2011.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the six months ended June 30, 2012, we recorded income of $5.9 million related to our real estate ventures, which included a $5.7 million gain on the sale of one of our real estate ventures, and income of $0.5 million related to certain private investment funds.  During the six months ended June 30, 2011, we recorded income of $0.5 million related to our real estate ventures and income of $0.3 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change (Increase/			Percent Change (Increase/
	2012	2011	(Decrease))	2012	2011	(Decrease))
Corporate general and administrative expenses	$0.5	$0.6	(16.7)%	$1.4	$1.3	7.7%
Interest expense	$28.6	$24.3	17.7%	$55.2	$52.8	4.5%
Loss from extinguishment of debt	$—	$(3.5)	(100.0)%	$(0.3)	$(4.4)	(93.2)%
Income tax provision	$(18.3)	$(12.6)	45.2%	$(23.1)	$(20.8)	11.1%

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

Corporate general and administrative expenses increased for the three months and six months ended June 30, 2012 when compared to the same periods in 2011.  This is primarily due to increase in transaction costs due to our recent acquisitions.

We expect corporate general and administrative expenses to increase in the third quarter 2012 compared to second quarter 2012.

Interest expense.  Interest expense has increased primarily due to the incremental borrowings on our Term Loan A and Term Loan B under our Bank Credit Agreement for our Four Points and Freedom acquisitions in 2012.  We also recorded approximately $1.0 million of interest expense in the first quarter of 2012 primarily related to financing costs related to the incremental borrowings.  The increase in interest was partially offset by a decrease due to the full extinguishment of our 6.0% Notes in the second quarter of 2011.  We expect interest expense to increase in third quarter 2012 compared to second quarter 2012 as a result of the incremental borrowings in 2012.

Loss from extinguishment of debt.   During the six months ended June 30, 2012, we drew down on our incremental borrowing for the Four Points acquisition and wrote off a portion of our deferred financing costs and discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

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

Income tax provision.  The effective tax rate for the three months ended June 30, 2012 including the effects of the noncontrolling interest was a provision of 37.8% as compared to a provision of 40.3% during the same period in 2011.  The decrease in the effective tax rate for the three months ended June 30, 2012 as compared to the same period in 2011 is primarily due to lower state taxes in 2012.

The effective tax rate for the six months ended June 30, 2012 including the effects of the noncontrolling interest was a provision of 28.0% as compared to a provision of 38.0% during the same period in 2011.  The decrease in the effective tax rate for the six months ended June 30, 2012 is primarily due to a release of valuation allowance in the first quarter of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated variable interest entities (VIEs), as the weight of all available evidence now supports full realization of those deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $31.1 million in cash and cash equivalent balances and net negative working capital of approximately $1.4 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary source of liquidity.  As of June 30, 2012, we had $86.5 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and incremental term loan capacity of $500.0 million will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

We drew $180.0 million of the additional term loans to fund the acquisition of assets of Four Points, which closed in January 2012 and drew the remaining $350.0 million of the additional term loans to fund the acquisition of assets of Freedom, which closed April 2, 2012.  As of June 30, 2012, we had $11.0 million drawn on our revolver.

On July 19, 2012 we entered into a definitive agreement to purchase the broadcast assets of six stations from Newport and acquire Newport’s rights under local marketing agreements with two stations for $412.5 million.  We expect to finance the purchase price, less a $41.3 million deposit paid in July 2012, through cash on hand along with a bank loan or by accessing the capital markets.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net cash flows from operating activities	$12.8	$13.3	$80.3	$68.3

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(11.7)	$(14.6)	$(18.5)	$(20.7)
Acquisition of television stations	(385.3)	—	(590.9)	—
Decrease in restricted cash	38.5	—	58.5	5.1
Dividends and distributions from cost method investees	6.0	0.5	6.0	1.3
Purchase of alarm monitoring contracts	(2.6)	(2.7)	(5.6)	(4.4)
Investments in equity and cost method investees	(0.2)	(0.2)	(5.7)	(8.3)
Other	(0.1)	(0.2)	(0.2)	1.6
Net cash flows (used in) from investing activities	$(355.4)	$(17.2)	$(556.4)	$(25.4)
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$370.7	$4.6	$555.1	$133.0
Repayments of notes payable, commercial bank financing and capital leases	(9.8)	(62.9)	(33.3)	(124.6)
Payments for deferred financing costs	(3.2)	(0.1)	(6.7)	(4.4)
Dividends paid on Class A and Class B Common Stock	(9.6)	(9.6)	(19.2)	(19.2)
Other	(1.2)	(0.9)	(1.7)	1.7
Net cash flows used in financing activities	$346.9	$(68.9)	$494.2	$(13.5)

Operating Activities

Net cash flows from operating activities decreased during the second quarter 2012 compared to the same period in 2011.  This decrease is primarily due to the $25.0 million we paid in second quarter 2012 to FOX pursuant to the agreements entered into during the second quarter of 2012, offset by receipt of more cash from customers, net of cash payments to vendors.

Net cash flows from operating activities increased during the six months ended June 30, 2012 compared to the same period in 2011.  During 2012, we received more cash receipts from customers, net of cash payments to vendors, partially offset by the $25.0 million paid to FOX pursuant to the agreements entered into during the second quarter of 2012.

We expect program payments to decrease and net interest to increase in the third quarter 2012 compared to the second quarter 2012 as a result of closing on the acquisition of the Freedom stations.

Investing Activities

Net cash flows used in investing activities increased during the second quarter 2012 compared to the same period in 2011.  This increase is primarily due to $385.3 million in payments for acquisitions of television stations, partially offset by the use of the restricted cash held in escrow for the Freedom acquisition.  This was also slightly offset by distributions received upon sale of one of our equity method investments.

Net cash flows used in investing activities increased during the six months ended June 30, 2012 compared to the same period in 2011.  This increase is due to $590.9 million in payments for acquisitions of television stations, as well as an increase in purchases of alarm monitoring contracts, partially offset by the use of the restricted cash held in escrow for the Four Points and Freedom acquisitions.  This was also slightly offset by distributions received upon sale of one of our equity method investments.

In third quarter 2012, we anticipate incurring more capital expenditures than incurred in the second quarter 2012.

Financing Activities

Net cash flows from financing activities increased in the second quarter 2012 compared to the same period in 2011.  In April 2012, we drew $157.5 million of incremental Term Loan A and $192.5 million of incremental Term Loan B to fund the asset acquisition of Freedom, which closed in April 2012.  In May 2012, our Board of Directors declared a quarterly common stock dividend of $0.12 per share.

Net cash flows from financing activities increased during the six months ended June 30, 2012 compared to the same period in 2011.  During 2012, we drew $530.0 million of incremental term loans to fund the asset acquisitions of both Four Points and Freedom, which closed in January 2012 and April 2012, respectively.  In February 2012 and May 2012, our Board of Directors declared a quarterly common stock dividend of $0.12 per share.

Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of June 30, 2012, our contractual cash obligations increased from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 primarily due to changes in our debt.  As disclosed above under Liquidity and Capital Resources, during the six months ended June 30, 2012, we drew $530.0 million of additional term loans to fund the asset acquisitions of Four Points and Freedom, which closed in January 2012 and April 2012, respectively.

Additionally, amounts presented under contractual cash disclosed in our Annual Report on Form 10-K, related to potential obligations due pursuant to the LMA with Freedom, are no longer due because the LMA was terminated April 1, 2012, concurrent with the acquisition of those stations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2012.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various preliminary stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that the outcome of our pending and threatened matters will not have a material adverse effect on our consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Option Agreement dated May 14, 2012 between Sinclair Broadcast Group, Inc. and Fox Television Stations, Inc.

10.2	Asset Purchase Agreement dated July 19, 2012 between Newport Television LLC, Newport Television License LLC and Sinclair Television Group, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

*            Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC on August 8, 2012.

**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2012.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Option Agreement dated May 14, 2012 between Sinclair Broadcast Group, Inc. and Fox Television Stations, Inc.

10.2	Asset Purchase Agreement dated July 19, 2012 between Newport Television LLC, Newport Television License LLC and Sinclair Television Group, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

*            Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC on August 8, 2012.

**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.