Form 10-Q
period 2012-09-30
SINCLAIR BROADCAST GROUP INC
filed 2012-11-08
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 5, 2012
Class A Common Stock	52,332,012
Class B Common Stock	28,933,859

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of September 30, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,625	$12,967
Accounts receivable, net of allowance for doubtful accounts of $3,187 and $3,008, respectively	151,517	132,915
Affiliate receivable	514	252
Income taxes receivable	—	225
Current portion of program contract costs	61,033	38,906
Prepaid expenses and other current assets	9,112	17,274
Deferred barter costs	3,401	2,238
Assets held for sale	14,605	—
Deferred tax assets	4,351	4,940
Total current assets	289,158	209,717
PROGRAM CONTRACT COSTS, less current portion	14,947	15,584
PROPERTY AND EQUIPMENT, net	365,685	281,521
RESTRICTED CASH, less current portion	42,874	58,726
GOODWILL	908,037	660,117
BROADCAST LICENSES	70,639	47,002
DEFINITE-LIVED INTANGIBLE ASSETS, net	379,757	175,341
OTHER ASSETS	174,439	123,409
Total assets (a)	$2,245,536	$1,571,417
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,207	$8,872
Accrued liabilities	147,334	79,698
Income taxes payable	6,953	—
Current portion of notes payable, capital leases and commercial bank financing	44,577	38,195
Current portion of notes and capital leases payable to affiliates	3,294	3,014
Current portion of program contracts payable	91,274	63,825
Deferred barter revenues	3,274	1,978
Liabilities held for sale	325	—
Total current liabilities	303,238	195,582
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	1,664,883	1,148,271
Notes payable and capital leases to affiliates, less current portion	14,035	16,545
Program contracts payable, less current portion	19,517	27,625
Deferred tax liabilities	245,277	247,552
Other long-term liabilities	50,970	47,204
Total liabilities (a)	2,297,920	1,682,779
COMMITMENTS AND CONTINGENCIES (See Note 4)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,306,808 and 55,022,086 shares issued and outstanding, respectively	523	520
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 shares issued and outstanding, convertible into Class A Common Stock	289	289
Additional paid-in capital	622,133	617,375
Accumulated deficit	(680,092)	(734,511)
Accumulated other comprehensive loss	(4,602)	(4,848)
Total Sinclair Broadcast Group shareholders’ deficit	(61,749)	(121,175)
Noncontrolling interests	9,365	9,813
Total deficit	(52,384)	(111,362)
Total liabilities and equity (deficit)	$2,245,536	$1,571,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)         Our consolidated total assets as of September 30, 2012 and December 31, 2011 include total assets of variable interest entities (VIEs) of $44.5 million and $33.5 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of September 30, 2012 and December 31, 2011 include total liabilities of the VIEs of $8.5 million and $14.4 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Station broadcast revenues, net of agency commissions	$226,377	$151,875	$637,553	$467,206
Revenues realized from station barter arrangements	21,600	17,512	60,655	53,232
Other operating divisions revenues	12,512	11,655	38,609	32,073
Total revenues	260,489	181,042	736,817	552,511
OPERATING EXPENSES:
Station production expenses	61,967	41,493	185,247	126,755
Station selling, general and administrative expenses	43,604	31,341	121,776	92,095
Expenses recognized from station barter arrangements	19,693	15,815	55,645	48,073
Amortization of program contract costs and net realizable value adjustments	14,495	12,833	44,197	38,117
Other operating divisions expenses	10,372	9,369	33,165	26,102
Depreciation of property and equipment	12,846	7,602	34,684	23,523
Corporate general and administrative expenses	8,286	5,789	25,166	21,526
Amortization of definite-lived intangible and other assets	10,669	4,393	26,694	14,201
Total operating expenses	181,932	128,635	526,574	390,392
Operating income	78,557	52,407	210,243	162,119
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(35,294)	(24,463)	(92,001)	(78,564)
Loss from extinguishment of debt	—	(117)	(335)	(4,519)
Income from equity and cost method investments	1,919	2,080	8,343	2,906
Other income, net	547	409	1,733	2,994
Total other expense	(32,828)	(22,091)	(82,260)	(77,183)
Income from continuing operations before income taxes	45,729	30,316	127,983	84,936
INCOME TAX PROVISION	(19,153)	(10,875)	(42,211)	(31,701)
Income from continuing operations	26,576	19,441	85,772	53,235
DISCONTINUED OPERATIONS:
Loss from discontinued operations, includes income tax (benefit) provision of $(24), $110, $194 and $366, respectively	(224)	(110)	(214)	(300)
NET INCOME	26,352	19,331	85,558	52,935
Net (income) loss attributable to the noncontrolling interests	(107)	(93)	106	161
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$26,245	$19,238	$85,664	$53,096
Dividends declared per share	$0.15	$0.12	$0.39	$0.36

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.33	$0.24	$1.06	$0.66
Basic earnings per share	$0.33	$0.24	$1.06	$0.66
Diluted earnings per share from continuing operations	$0.33	$0.24	$1.06	$0.66
Diluted earnings per share	$0.32	$0.24	$1.05	$0.66
Weighted average common shares outstanding	81,081	80,764	80,990	80,623
Weighted average common and common equivalent shares outstanding	81,379	81,068	81,267	80,930

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$26,469	$19,348	$85,878	$53,396
Loss from discontinued operations, net of tax	(224)	(110)	(214)	(300)
Net income	$26,245	$19,238	$85,664	$53,096

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$26,352	$19,331	$85,558	$52,935
Amortization of net periodic pension benefit costs, net of taxes	57	41	246	122
Comprehensive income	26,409	19,372	85,804	53,057
Comprehensive (income) loss attributable to the noncontrolling interests	(107)	(93)	106	161
Comprehensive income attributable to Sinclair Broadcast Group	$26,302	$19,279	$85,910	$53,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(31,245)	—	—	(31,245)
Class A Common Stock issued pursuant to employee benefit plans	284,722	3	—	—	4,551	—	—	—	4,554
Tax benefit on share based awards	—	—	—	—	207	—	—	—	207
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(734)	(734)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	392	392
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	246	—	246
Net income	—	—	—	—	—	85,664	—	(106)	85,558
BALANCE, September 30, 2012	52,306,808	$523	28,933,859	$289	$622,133	$(680,092)	$(4,602)	$9,365	$(52,384)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$85,558	$52,935
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of deferred financing costs	5,461	4,423
Stock based compensation	4,737	4,226
Depreciation of property and equipment	35,527	23,725
Recognition of deferred revenue	(19,388)	(14,662)
Amortization of definite-lived intangible and other assets	26,877	14,201
Amortization of program contract costs and net realizable value adjustments	44,247	38,117
Original debt issuance discount paid	—	(13,662)
Deferred tax (benefit) provision	(523)	25,299
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	9,801	3,454
Increase in prepaid expenses and other current assets	(11,375)	(1,429)
Increase in other assets	(20,354)	(353)
Increase in accounts payable and accrued liabilities	41,025	32,640
Increase in income taxes payable	6,953	5,359
Increase in other long-term liabilities	2,657	2,277
Payments on program contracts payable	(52,312)	(52,739)
Other, net	4,413	4,539
Net cash flows from operating activities	163,304	128,350
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(30,157)	(26,794)
Acquisition of television stations	(590,917)	—
Payments for acquisition of assets of other operating divisions	—	(242)
Purchase of alarm monitoring contracts	(7,343)	(6,930)
Decrease (increase) in restricted cash	15,849	(14,943)
Distributions from equity and cost method investees	9,514	2,632
Investments in equity and cost method investees	(6,176)	(9,414)
Purchase of investments	—	(4,820)
Proceeds from insurance settlement	32	1,736
Proceeds from the sale of assets	31	66
Proceeds from sale of equity investments	—	1,166
Loans to affiliates	(236)	(143)
Proceeds from loans to affiliates	140	152
Net cash flows used in investing activities	(609,263)	(57,534)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	615,707	136,349
Repayments of notes payable, commercial bank financing and capital leases	(95,845)	(135,150)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.2 million and $0.7 million, respectively	327	1,730
Dividends paid on Class A and Class B Common Stock	(31,245)	(28,936)
Payments for deferred financing costs	(8,364)	(4,365)
Proceeds from Class A Common Stock sold by variable interest entity	—	1,808
Noncontrolling interests distributions	(734)	(346)
Repayments of notes and capital leases to affiliates	(2,229)	(2,513)
Net cash flows from (used in) financing activities	477,617	(31,423)
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,658	39,393
CASH AND CASH EQUIVALENTS, beginning of period	12,967	21,974
CASH AND CASH EQUIVALENTS, end of period	$44,625	$61,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of our station in Lansing, Michigan (WLAJ-TV), as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations. WLAJ-TV was recently acquired in the second quarter of 2012 in connection with the acquisition of the television stations from Freedom Communications (Freedom). See Note 2. Acquisitions for more information. The operating results of WLAJ-TV, which is expected to divest in the first quarter of 2013, are not included in our consolidated results of operations from continuing operations for the three and nine months ended September 30, 2012.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of each of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities including debt held by our VIEs, are non-recourse to us.  However, our senior secured credit facility (Bank Credit Agreement) contains cross-default provisions with the VIE debt of Cunningham Broadcasting Corporation (Cunningham).  See Note 7. Related Person Transactions for more information.

We have entered into Local Marketing Agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of September 30, 2012.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the Federal Communications Commission (FCC) license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contains certain cross-default provisions with Cunningham whereby a default by Cunningham caused by insolvency would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 7. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the three months ended September 30, 2012 and 2011 are net broadcast revenues of $25.5 million and $20.9 million, respectively, that relate to LMAs with Cunningham.  For the nine months ended September 30, 2012 and 2011, Cunningham’s stations provided us with approximately $73.5 million and $66.8 million, respectively, of net broadcast revenues.

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owner based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  We have determined that the License Assets of these stations are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Included in the accompanying consolidated statements of operations for the three months ended September 30, 2012 and 2011 are net broadcast revenues of $4.1 million and $2.6 million, respectively, that relate to these arrangements. For the nine months ended September 30, 2012 and 2011, are net broadcast revenues of $11.9 million and $8.7 million, respectively, that relate to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	As of September 30, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,598	$2,739
Accounts receivable	103	—
Income taxes receivable	158	142
Current portion of program contract costs	1,179	413
Prepaid expenses and other current assets	127	99
Total current asset	5,165	3,393

PROGRAM CONTRACT COSTS, less current portion	332	271
PROPERTY AND EQUIPMENT, net	6,114	6,658
GOODWILL	6,357	6,357
BROADCAST LICENSES	6,788	4,208
DEFINITE-LIVED INTANGIBLE ASSETS, net	8,545	6,601
OTHER ASSETS	11,175	5,980
Total assets	$44,476	$33,468

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$15	$37
Accrued liabilities	103	315
Current portion of notes payable, capital leases and commercial bank financing	2,864	11,074
Current portion of program contracts payable	2,792	373
Total current liabilities	5,774	11,799

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,317	2,411
Program contracts payable, less current portion	434	173
Total liabilities	$8,525	$14,383

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs with Cunningham and certain outsourcing agreements, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under the LMA as of September 30, 2012 and December 31, 2011 which are excluded from liabilities above were $29.8 million and $22.7 million, respectively.  The total capital lease assets excluded from above were $11.7 million and $11.8 million as of September 30, 2012 and December 31, 2011, respectively.  The risk and reward characteristics of the VIEs are similar.

In the fourth quarter of 2011, we began providing sales, programming and management services to the eight stations owned by Freedom pursuant to an LMA.  Effective April 1, 2012, we completed the acquisition of these stations and the LMA was terminated.  We determined that the Freedom stations were VIEs during the period of the LMA based on the terms of the agreement.  We were not the primary beneficiary because the owner of the stations had the power to direct the activities of the VIEs that most significantly impacted the economic performance of the VIEs.  In the consolidated statements of operations for the nine months ended September 30, 2012 are net broadcast revenues of $10.0 million and station production expenses of $7.8 million related to the Freedom LMAs, during the period prior to the acquisition.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary for the periods presented (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$3,752	$3,752	$8,009	$8,009
Investments in investment companies	25,370	25,370	26,276	26,276
Total	$29,122	$29,122	$34,285	$34,285

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.3 million and $1.3 million in the three months ended September 30, 2012 and 2011, respectively.  We recorded income of $7.0 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of September 30, 2012 and December 31, 2011, our unfunded commitments related to private equity investment funds totaled $10.9 million for each of the periods.

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

Restricted Cash

In July 2012, we entered into a definitive agreement to purchase the assets of Newport Television (Newport) for $412.5 million. Newport owns and operates six stations in five markets. The transaction is expected to close no earlier than December 2012, subject to the approval of the FCC. Pursuant to the asset purchase agreement, we deposited 10% of the purchase price into an escrow account. As of September 30, 2012, $41.3 million in restricted cash classified as noncurrent relates to the acquisition of Newport. See Pending Acquisitions and Divestments under Note 4. Commitments and Contingencies for more information.

In August, we entered into a definitive agreement to purchase the assets of KBTV located in Port Arthur, TX, for $14.0 million. Pursuant to the asset purchase agreement, we deposited 10% of the purchase price into an escrow account.  As of September 30, 2012, $1.4 million in restricted cash classified as noncurrent relates to the acquisition of KBTV. See Pending Acquisitions and Divestments under Note 4. Commitments and Contingencies for more information.

Additionally, under the terms of certain lease agreements, as of September 30, 2012 and December 31, 2011, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2012 and 2011 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and nine months ended September 30, 2011 was greater than the statutory rate primarily due to state taxes. Our effective income tax rate for the three months ended September 30, 2012 was greater than the statutory rate primarily due to an increase in the income tax reserves related to a state audit settlement reached during the quarter.  Our effective income tax rate for the nine months ended September 30, 2012 was lower than the statutory rate primarily due to: 1) a release of valuation allowance in the first quarter of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets, which was partially offset by 2) an increase in the income tax reserves related to a state audit settlement reached during the third quarter.  The valuation allowance release determination, in the first quarter of 2012, was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to certain discontinued operations will be reduced by $5.0 million in the next twelve months as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with certain state tax authorities.

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

Prepaid expenses and other current assets	$456
Program contract costs	3,731
Property and equipment	34,578
Broadcast licenses	10,658
Definite-lived intangible assets	90,099
Other assets	548
Accrued liabilities	(381)
Program contracts payable	(5,157)
Fair value of identifiable net assets acquired	134,532
Goodwill	64,544
Total	$199,076

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

The results of operations for the three and nine months ended September 30, 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $18.0 million and $4.0 million for the three months ended September 30, 2012, respectively, and $53.9 million and $11.5 million for the nine months ended September, 2012, respectively.

Freedom

Effective April 1, 2012, we completed the previously announced acquisition of the broadcast assets of Freedom, which we had previously operated pursuant to a LMA since December 1, 2011. The acquired assets consist of the following eight stations in seven markets along with the respective network affiliation or program service arrangements: WPEC (CBS) in West Palm Beach, FL; WWMT (CBS) in Grand Rapids/Kalamazoo/Battle Creek, MI;  WRGB (CBS) and WCWN (CW) in Albany, NY; WTVC (ABC) in Chattanooga, TN; WLAJ-TV (ABC) in Lansing, MI; KTVL (CBS) in Medford-Klamath Falls, OR; and KFDM (CBS) in Beaumont/Port Arthur/Orange, TX.

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

Prepaid expenses and other current assets	$373
Program contract costs	3,520
Property and equipment	54,109
Broadcast licenses	10,424
Definite-lived intangible assets	132,475
Other assets	278
Accrued liabilities	(589)
Program contracts payable	(3,404)
Fair value of identifiable net assets acquired	197,186
Goodwill	188,097
Total	$385,283

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

The results of operations for the three and nine months ended September 30, 2012 includes the results of the Freedom stations since April 1, 2012.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $26.8 million and $7.2 million for the three months ended September 30, 2012, respectively, and $52.5 million and $14.0 million for the nine months ended September, 2012, respectively.  These amounts exclude the operations of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Summary of Significant Accounting Policies.  Net broadcast revenues and operating losses of WLAJ-TV were $1.1 million and $0.2 million for the three months ended September 30, 2012, respectively, and $2.1 million and less than $0.1 million for the nine months ended September 30, 2012, respectively.  Additionally, during the first quarter, prior to the acquisition, we recorded net broadcast revenues of $10.0 million related to the Freedom LMAs.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of each annual period presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$260,489	$217,975	$750,571	$666,595
Net Income	$26,429	$18,657	$86,776	$51,231
Net Income attributable to Sinclair Broadcast Group	$26,322	$18,564	$86,882	$51,392
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$0.32	$0.23	$1.07	$0.64

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.  The pro forma revenues exclude the revenues of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  Total revenues of WLAJ-TV which are excluded from the pro forma results above are $1.1 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and $3.2 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

In connection with these acquisitions, we incurred a total of $1.2 million of costs primarily related to legal and other professional services, which we expensed as incurred.  For the three and nine months ended September 30, 2012, $0.1 million and $0.6 million, respectively, of such costs were incurred in corporate, general and administrative expenses in the consolidated statements of operations.  These costs were not included in the pro forma amounts above as they are nonrecurring in nature.

3.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired.  The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other Operating Divisions	Consolidated
Balance at December 31, 2011
Goodwill	$1,070,202	$3,488	$1,073,690
Accumulated impairment losses	(413,573)	—	(413,573)
	656,629	3,488	660,117
Acquisition of television stations (a)	252,641	—	252,641
Reclassification of goodwill to assets held for sale (b)	(4,721)	—	(4,721)

Balance at September 30, 2012
Goodwill	1,318,122	3,488	1,321,610
Accumulated impairment losses	(413,573)	—	(413,573)
	$904,549	$3,488	$908,037

(a)         In 2012, we acquired goodwill as a result of the acquisitions of the Four Points and Freedom stations as discussed in Note 2. Acquisitions.

(b)         In 2012, we reclassified goodwill to assets held for sale as a result of the pending sale of WLAJ-TV in Lansing, Michigan as discussed in Pending Acquisitions and Divestments under Note 4. Commitments and Contingencies.

As of September 30, 2012 and December 31, 2011, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	2012	2011
Beginning balance	$47,002	$47,375
Broadcast license impairment charge	—	(398)
Acquisition of television stations (a)	23,662	25
Reclassification of broadcast license to assets held for sale (b)	(25)	—
Ending balance	$70,639	$47,002

(a)         In 2011, Cunningham, a VIE for which we consolidate, acquired the license assets of WDBB-TV, in Birmingham, Alabama.  In 2012, we acquired broadcast licenses of the Four Points and Freedom stations discussed in Note 2. Acquisitions.

(b)         In 2012, we reclassified the broadcast license of WLAJ-TV in Lansing, Michigan to assets held for sale as discussed in Pending Acquisitions and Divestments under Note 4. Commitments and Contingencies.

We did not have any indicators of impairment in the first, second or third quarters of 2012 and therefore did not perform interim impairment tests for goodwill during those periods.  In the first quarter of 2011, we recorded an impairment charge of $0.4 million for our broadcast licenses due to anticipated increase in costs for one of our stations as a result of converting to full power.  We performed our annual impairment tests in the fourth quarter of 2011, and did not recognize any impairment as a result of the assessments.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations (in thousands):

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation (a)	$403,260	$(154,462)	$248,798
Decaying advertiser base (b)	154,909	(120,307)	34,602
Other (c)	143,126	(46,769)	96,357
Total	$701,295	$(321,538)	$379,757

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation	$244,900	$(141,202)	$103,698
Decaying advertiser base	122,375	(115,897)	6,478
Other	106,243	(41,078)	65,165
Total	$473,518	$(298,177)	$175,341

(a)         The increase in network affiliation assets includes amounts acquired in the Four Points and Freedom acquisitions of $160.0 million. See Note 2. Acquisitions for more information.  Amounts also reflect the reclassification of the amounts related to WLAJ-TV to assets held for sale of $4.0 million.  See Pending Acquisitions and Divestments under Note 4. Commitments and Contingencies for more information.

(b)         The increase in decaying advertiser base includes amounts acquired in the Four Points and Freedom acquisitions of $32.8 million.  See Note 2. Acquisitions for more information.  Amounts also reflect the reclassification of the amounts related to WLAJ-TV to assets held for sale of $0.3 million.  See Pending Acquisitions and Divestments under Note 4. Commitments and Contingencies for more information.

(c)          The increase in other intangible assets includes the amounts acquired in the Four Points and Freedom acquisitions of $29.8 million.  See Note 2. Acquisitions for more information. Amounts also reflect the reclassification of the amounts related to WLAJ-TV to assets held for sale of $0.9 million.  See Pending Acquisitions and Divestments under Note 4. Commitments and Contingencies for more information.  The increase also includes the purchase of additional alarm monitoring contracts of $7.8 million, which is included in the other operating divisions segment.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over periods of 5 to 25 years.  The amortization expense of the definite-lived intangible assets for the nine months ended September 30, 2012 and 2011 was $26.7 million and $14.2 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the nine months ended September 30, 2012 and 2011.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2013	$40,979
For the year ended December 31, 2014	38,649
For the year ended December 31, 2015	38,339
For the year ended December 31, 2016	38,181
For the year ended December 31, 2017	37,942
Thereafter	185,667
$379,757

4.              COMMITMENTS AND CONTINGENCIES:

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

Various parties have filed petitions to deny our applications or our LMA partners’ applications for the following stations’ license renewals:  WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh/Durham, North Carolina; WRDC-TV, Raleigh/Durham, North Carolina; WLOS-TV, Asheville, North Carolina, WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV in Springfield/Champaign, Illinois and WCGV-TV in Milwaukee, Wisconsin.  The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Network Affiliations

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX) in total, extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetworkTV, and entered into an option agreement giving FTS the right to purchase our stations in up to three of the following four markets: Las Vegas, NV, Raleigh, NC, Norfolk, VA, and Cincinnati, OH. Our stations in these markets are affiliated with the following networks or program service providers: Las Vegas (The CW and MyNetworkTV), Raleigh (The CW and MyNetworkTV), Norfolk (MyNetworkTV) and Cincinnati (MyNetworkTV).  These options are exercisable between July 1, 2012 and March 30, 2013.  The maximum total potential payments associated with the affiliation agreement and the option agreements is $50.0 million, which excludes any proceeds from the sale of stations upon FTS exercising its option, the $2.7 million purchase price we would pay to FTS for WUTB pursuant to our option, and ordinary course programming payments that will be due to FOX under the terms of the Company’s affiliation agreements.  If FTS decides to exercise its option to purchase one or more of the aforementioned stations, the total payments will be reduced by $25.0 million.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements, which is reflected as cash flows used in operating activities within the consolidated statement of cash flows for the nine month period ending September 30, 2012. During the second quarter of 2012, we recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX if FTS does not exercise its option to acquire any of our stations.  The $50.0 million asset is being amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $2.2 million and $3.3 million of amortization expense has been recorded in the consolidated statement of operations during the three and nine months ended September 30, 2012, respectively.

Pending Acquisitions and Divestments

On July 17, 2012, we entered into an agreement to purchase the assets of Bay Television, Inc. (Bay TV), which owns the television station WTTA-TV in the Tampa/St. Petersburg, Florida market, for $40.0 million.  The transaction has received FCC approval and is expected to close in the fourth quarter of 2012.  Concurrent with the acquisition, our LMA with Bay TV to provide certain sales, programming and other management services will be terminated.  As discussed in Note 7. Related Person Transactions, our controlling shareholders own a controlling interest in Bay TV. With that in mind, our board of directors obtained a fairness opinion from a third party valuation firm.  As this will be a transaction between entities under common control, the acquisition method of accounting will not be applied, and the assets acquired will be recorded at their historical cost basis, upon closing.  The difference between the purchase price and the historical cost basis of the assets will be recorded as a reduction in additional paid-in capital.

On July 19, 2012, we entered into a definitive agreement to purchase the broadcast assets of six television stations owned and/or operated by Newport for $412.5 million.  The six stations are located in five markets and have the following network affiliation or program service arrangements: WKRC (CBS) in Cincinnati, OH; WOAI (NBC) in San Antonio, TX; WHP (CBS) in Harrisburg/Lancaster/Lebanon/York, PA; WPMI (NBC) and WJTC (IND) in Mobile, AL/Pensacola, FL; and KSAS (FOX) in Wichita/Hutchinson, KS.  We will also acquire Newport’s rights under the local marketing agreements with WLYH (CW) in Harrisburg, PA and KMTW (MNT) in Wichita, KS, as well as options to acquire the license assets. The purchase agreement includes other customary provisions, including representations and warranties, covenants and indemnification provisions.   Upon entering into the asset purchase agreement we deposited 10% of the purchase price, $41.3 million, into escrow.  Upon closing, we will finance the $412.5 million purchase price, less the $41.3 million in escrow and the $6.0 million paid by Deerfield Media, Inc. (Deerfield) for certain license assets as described below, with the net proceeds from the 6.125% notes issued in October 2012. See Note 5. Notes Payable and Commercial Bank Financing for more information.

In July, we entered into agreements with Deerfield to sell Deerfield the license assets of one of our stations in San Antonio (KMYS CW) and our station in Cincinnati (WSTR MNT) for $5.6 million, subject to Fox Television Station’s purchase option with respect to WSTR which expires March 30, 2013, and assigned Deerfield the right to buy the license assets of WPMI and WJTC in the Mobile/Pensacola market for $6.0 million, after which we intend to provide sales and other non-programming services to each of these four stations pursuant to shared services and joint sales agreements.  All of the aforementioned transactions are expected to close no earlier than December 2012, subject to closing conditions, including without limitation approval of the FCC. Our acquisition of Newport received antitrust clearance by the Department of Justice on August 28, 2012.

In August, we entered into an agreement to purchase the assets of KBTV (FOX) located in Port Arthur, TX, for $14.0 million, subject to approval of the FCC and other closing conditions.  Our right to purchase the license assets was assigned to Deerfield for $1.5 million, bringing our net purchase price to $12.5 million.  Upon closing, we intend to provide sales and other non-programming services to this station pursuant to shared services and joint sales agreements.

In October, we entered into an agreement to purchase the assets of the WUTB (MNT) station in Baltimore, MD owned by FOX for $2.7 million after exercising our purchase option as described under Network Affiliations above.  This transaction is subject to FCC approval and other closing conditions.  Our right to purchase the license assets under the agreement was assigned to Deerfield for $0.3 million, bringing our net purchase price to $2.4 million.  Upon closing, we intend to provide sales and other non-programming services to this station pursuant to shared services and joint sales agreements.

In October, we entered into an agreement to sell all of the assets of WLAJ-TV, to an unrelated third party for $14.4 million in cash.  The sale is subject to FCC approval and other closing conditions and we expect closing to occur in early 2013. As of September 30, 2012, the station is classified as held for sale and the results of operations are classified as discontinued operations during the three and nine months ended September 30, 2012. Since we acquired the station in April 2012 and this agreement was entered into shortly after acquisition, we believe the sale price approximates the fair value of the station on the original acquisition date. Therefore we do not expect to record a gain or loss upon sale of the station.

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

Bank Credit Agreement

In January 2012, we drew $180.0 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Four Points, which closed January 1, 2012. In addition, in April 2012, we drew $157.5 million of the incremental Term Loan A and $192.5 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Freedom, which closed April 1, 2012.  During the three months ended September 30, 2012, we drew down $4.0 million on our revolver.  As of September 30, 2012, our revolver balance was $15.0 million.

On September 20, 2012, we entered into an amendment (the Amendment) of our Bank Credit Agreement. Under the Amendment, we increased our incremental term loan capacity from $300.0 million to $500.0 million. Also under the Amendment, the level of permitted unsecured indebtedness increased from $450.0 million to $850.0 million, subject to certain limitations, and we increased our ratio of our First Lien Indebtedness from 3.25 times EBITDA to 3.75 times EBITDA through December 31, 2014 with a decrease to 3.50 times EBITDA through maturity of the agreement. Other amended terms provided us with increased television station acquisition capacity, more flexibility under the other restrictive covenants and prepayments of the existing term loans. There were no changes pertaining to interest rates or maturities of the outstanding debt or commitments under the Bank Credit Agreement.

We expect to incur a total of $7.8 million in financing costs associated with this amendment, and during the three months ended September 30, 2012, we recorded $5.5 million of estimated fees to interest expense and capitalized $2.3 million of estimated fees as deferred financing costs, which are included in other assets in our consolidated financial statements, in accordance with the debt modification accounting guidance.

6.125% Senior Unsecured Notes, due 2022

On October 12, 2012, we issued $500.0 million of Senior Unsecured Notes (the Notes) due on October 1, 2022, pursuant to an indenture (the Indenture) dated October 12, 2012.  The Notes were priced at 100% of their par value and will bear interest at a rate of 6.125% per annum payable semi-annually on April 1 and October 1, commencing on April 1, 2013. Prior to October 1, 2017, we may redeem the Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the Indenture.  Beginning on October 1, 2017, we may redeem some or all of the Notes at any time or from time to time at a redemption price set forth in the Indenture.  In addition, on or prior to October 1, 2015, we may redeem up to 35% of the Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the Notes were used to pay down outstanding indebtedness under the revolving credit facility under our Bank Credit Agreement and will be used to fund the pending acquisitions as described under Note 4. Commitments and Contingencies, and for general corporate purposes. As of September 30, 2012, we capitalized $9.1 million in estimated fees to deferred financing costs, which are included in other assets in our consolidated financial statements.

In conjunction with the 6.125% Notes issuance, both Moody’s and Standard & Poor’s raised the issue-level rating on our senior secured second lien notes.

6.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (Numerator)
Income from continuing operations	$26,576	$19,441	$85,772	$53,235
Income impact of assumed conversion of the 4.875% Notes, net of taxes	45	42	135	125
Net (income) loss attributable to noncontrolling interests included in continuing operations	(107)	(93)	106	161
Numerator for diluted earnings per common share from continuing operations available to common shareholders	26,514	19,390	86,013	53,521
Loss from discontinued operations	(224)	(110)	(214)	(300)
Numerator for diluted earnings available to common shareholders	$26,290	$19,280	$85,799	$53,221

Shares (Denominator)
Weighted-average common shares outstanding	81,081	80,764	80,990	80,623
Dilutive effect of stock settled appreciation rights, restricted stock awards and outstanding stock options	44	50	23	53
Dilutive effect of 4.875% Notes	254	254	254	254
Weighted-average common and common equivalent shares outstanding	81,379	81,068	81,267	80,930

Approximately 1.4 million and 1.1 million shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 1.5 million and 1.1 million for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive. The increase in potentially dilutive securities is primarily related to the issuance of new stock settled appreciation rights in March 2012.  The net income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

7.              RELATED PERSON TRANSACTIONS

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests.

Related Person Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications, Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million for each of the three months ended September 30, 2012 and 2011 and $3.4 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay TV, which owns the television station WTTA-TV in Tampa/St. Petersburg, Florida market.  Each of our controlling shareholders owns a substantial portion of the equity of Bay TV and collectively has controlling interests. Payments made to Bay TV were $0.5 million for each of the three months ended September 30, 2012 and 2011 and $2.7 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

On July 17, 2012, we entered into an agreement to purchase the assets of Bay TV for $40.0 million. The transaction has received FCC approval and is expected to close in the fourth quarter of 2012. Concurrent with the acquisition, our LMA with Bay TV will be terminated. Our board of directors obtained a fairness opinion from a third party valuation firm.

Cunningham Broadcasting Corporation.  As of September 30, 2012, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; and WDBB-TV Birmingham, Alabama (collectively, the Cunningham Stations).

Trusts established for the benefit of the children of our controlling shareholders and the estate of Carolyn C. Smith, a parent of our controlling shareholders, own Cunningham.  We have options from these trusts which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham owned by the trusts.  We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries.

In addition to the option agreements, we have LMAs with the Cunningham stations to provide programming, sales and managerial services to the stations.  Each of the LMAs has a current term that expires on July 1, 2016 and there are three additional 5-year renewal terms remaining with final expiration on July 1, 2031.

Effective November 5, 2009, we entered into amendments and/or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to the Cunningham Stations.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station.  An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million will be paid on October 1, 2012 as an additional LMA fee and will be used to pay off the remaining balance of Cunningham’s bank credit facility.  The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, will be decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase.  The remaining purchase price as of September 30, 2012 was approximately $57.1 million.

Additionally, we reimburse Cunningham for 100% of its operating costs, as well as pay Cunningham a monthly payment of $50,000 through December 2012 as an LMA fee.

We made payments to Cunningham under these LMAs and other agreements of $4.0 million and $4.1 million for the three months ended September 30, 2012 and 2011, respectively, and $11.9 million and $12.5 million, for the nine months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012 and 2011, Cunningham’s stations provided us with approximately $25.5 million and $20.9 million, respectively, and approximately $73.5 million and $66.8 million for the nine months ended September 30, 2012 and 2011, respectively, of net broadcast revenues.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of September 30, 2012, Cunningham was the sole material third-party licensee.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for each of the three months ended September 30, 2012 and 2011. We received payments for advertising time of $0.1 million for each of the nine months ended September 30, 2012 and 2011. We paid $0.5 million and $0.4 million for vehicles and related vehicle services from Atlantic Automotive during the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, we paid fees of $1.1 million and $1.0 million, respectively, for vehicles and related vehicle services.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.3 million and $0.1 million to Thomas & Libowitz for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, we paid fees of $0.7 million and $0.4 million, respectively, to Thomas & Libowitz.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.2 million and less than $0.1 million for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, we incurred expenses of $0.5 million and less than $0.1 million, respectively.

8.              SEGMENT DATA

We measure segment performance based on operating income (loss). Our broadcast segment includes stations in 45 markets located predominately in the eastern, mid-western and southern United States. In 2012, we determined that the operating results of WLAJ-TV should be accounted for as discontinued operations and are not included in our consolidated results of continuing operations for the three and nine months ended September 30, 2012. Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures. All of our other operating divisions are located within the United States. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. Corporate is not a reportable segment. We had approximately $171.2 million and $170.0 million of intercompany loans between the broadcast segment, other operating divisions segment and corporate as of September 30, 2012 and 2011, respectively. We had $5.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for both the three months ended September 30, 2012, and 2011, respectively. For the nine months ended September 30, 2012 and 2011, we had $14.9 million and $14.7 million, respectively, in intercompany interest expense. Intercompany loans and interest expense are excluded from the tables below. All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the periods presented (in thousands):

For the three months ended September 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$247,977	$12,512	$—	$260,489
Depreciation of property and equipment	12,084	380	382	12,846
Amortization of definite-lived intangible assets and other assets	9,663	1,006	—	10,669
Amortization of program contract costs and net realizable value adjustments	14,495	—	—	14,495
General and administrative overhead expenses	7,325	215	746	8,286
Operating income (loss)	79,147	538	(1,128)	78,557
Interest expense	—	962	34,332	35,294
Income from equity and cost method investments	—	1,919	—	1,919

For the three months ended September 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$169,387	$11,655	$—	$181,042
Depreciation of property and equipment	6,874	331	397	7,602
Amortization of definite-lived intangible assets and other assets	3,474	919	—	4,393
Amortization of program contract costs and net realizable value adjustments	12,833	—	—	12,833
General and administrative overhead expenses	5,019	265	505	5,789
Operating income (loss)	52,581	728	(902)	52,407
Interest expense	—	634	23,829	24,463
Income from equity and cost method investments	—	2,080	—	2,080

For the nine months ended September 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$698,208	$38,609	$—	$736,817
Depreciation of property and equipment	32,421	1,115	1,148	34,684
Amortization of definite-lived intangible assets and other assets	23,340	3,354	—	26,694
Amortization of program contract costs and net realizable value adjustments	44,197	—	—	44,197
General and administrative overhead expenses	21,932	1,130	2,104	25,166
Operating income (loss)	213,680	(172)	(3,265)	210,243
Interest expense	—	2,517	89,484	92,001
Income from equity and cost method investments	—	8,343	—	8,343
Assets	1,956,754	279,027	9,755	2,245,536

For the nine months ended September 30, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$520,438	$32,073	$—	$552,511
Depreciation of property and equipment	21,357	961	1,205	23,523
Amortization of definite-lived intangible assets and other assets	11,568	2,633	—	14,201
Amortization of program contract costs and net realizable value adjustments	38,117	—	—	38,117
General and administrative overhead expenses	18,837	863	1,826	21,526
Operating income (loss)	163,702	1,452	(3,035)	162,119
Interest expense	—	1,893	76,671	78,564
Income from equity and cost method investments	—	2,906	—	2,906

9.              FAIR VALUE MEASURMENTS:

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable commitments for the periods presented (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
9.25% Senior Second Lien Notes due 2017	$490,135	$555,315	$489,052	$549,690
8.375% Senior Notes due 2018	234,764	261,877	234,512	246,884
Term Loan A	266,031	264,701	115,000	112,700
Term Loan B	582,202	591,623	217,002	221,700
Cunningham Bank Credit Facility	2,742	2,742	10,967	11,100
Level 3:
4.875% Convertible Senior Notes due 2018	5,685	5,685	5,685	5,685
3.0% Convertible Senior Notes due 2027	5,400	5,400	5,400	5,400
Active program contracts payable	110,791	104,107	91,450	88,699
Future program liabilities (a)	132,653	106,324	125,075	105,166

(a)          Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  The carrying value reflects the undiscounted future payments.

Our estimates of the fair value of active program contracts payable and future program liabilities were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants’ return and risk applicable to program contracts.  The discount rate used to determine the fair value of active and future program liabilities was 8.0% as of September 30, 2012 and December 31, 2011. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.

10.       CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 8.375% Notes and the 9.25% Notes. Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of September 30, 2012, were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes and the 8.375% Notes.  As of September 30, 2012 our consolidated total debt of $1,726.8 million included $1,637.1 million of debt related to STG and its subsidiaries of which SBG guaranteed $1,588.1 million.

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

Certain revisions have been made to correct immaterial errors in the condensed consolidating balance sheet as of December 31, 2011 and the condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2011.  The revisions to the condensed consolidating balance sheet increased certain noncurrent assets by $17.3 million and noncontrolling interests in consolidated subsidiaries by $9.8 million and decreased additional paid-in capital by $1.6 million and accumulated deficit by $9.1 million of the Non-guarantor Subsidiaries, with corresponding offsetting adjustments to the same items in the Eliminations column.  The revisions to the condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2011 increased depreciation, amortization and other operating expenses by $0.2 million and $0.5 million, respectively, and decreased net loss attributable to noncontrolling interests for the Non-guarantor Subsidiaries by $0.1 million for the three months ended September 30, 2011. In addition, the revisions increased net income attributable to noncontrolling interests for the Non-guarantor by $0.2 million for the nine months ended September 30, 2011, with corresponding offsetting adjustments to the same items in the Eliminations column.  These revisions had no effect on amounts presented for SBG, STG, the Guarantor Subsidiaries and KDSM, LLC or Sinclair Consolidated.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$11,410	$488	$32,727	$—	$44,625
Accounts and other receivables	157	232	145,299	6,599	(256)	152,031
Other current assets	869	2,460	69,822	5,030	(284)	77,897
Assets held for sale	—	—	14,605	—	—	14,605
Total current assets	1,026	14,102	230,214	44,356	(540)	289,158

Property and equipment, net	7,087	8,775	255,299	105,216	(10,692)	365,685

Investment in consolidated subsidiaries	—	1,146,971	—	—	(1,146,971)	—
Restricted cash — long-term	—	42,651	223	—	—	42,874
Other long-term assets	82,606	359,808	64,528	98,657	(416,213)	189,386
Total other long-term assets	82,606	1,549,430	64,751	98,657	(1,563,184)	232,260

Acquired intangible assets	—	—	1,302,843	89,799	(34,209)	1,358,433

Total assets	$90,719	$1,572,307	$1,853,107	$338,028	$(1,608,625)	$2,245,536

Accounts payable and accrued liabilities	$10	$76,731	$70,996	$8,127	$(2,323)	$153,541
Current portion of long-term debt	466	27,428	746	15,937	—	44,577
Current portion of affiliate long-term debt	1,102	—	2,192	112	(112)	3,294
Other current liabilities	—	—	98,868	2,633	—	101,501
Liabilities held for sale	—	—	325	—	—	325
Total current liabilities	1,578	104,159	173,127	26,809	(2,435)	303,238

Long-term debt	12,585	1,562,282	36,927	53,089	—	1,664,883
Affiliate long-term debt	6,560	—	7,475	262,583	(262,583)	14,035
Dividends in excess of investment in consolidated subsidiaries	122,198	—	—	—	(122,198)	—
Other liabilities	9,547	2,041	489,331	65,640	(250,795)	315,764
Total liabilities	152,468	1,668,482	706,860	408,121	(638,011)	2,297,920

Common stock	812	—	10	—	(10)	812
Additional paid-in capital	622,133	(40,576)	676,204	58,998	(694,626)	622,133
Accumulated (deficit) earnings	(680,092)	(52,663)	472,239	(138,999)	(280,577)	(680,092)
Accumulated other comprehensive (loss) income	(4,602)	(2,936)	(2,206)	543	4,599	(4,602)
Total Sinclair Broadcast Group (deficit) equity	(61,749)	(96,175)	1,146,247	(79,458)	(970,614)	(61,749)
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,365	—	9,365
Total liabilities and equity (deficit)	$90,719	$1,572,307	$1,853,107	$338,028	$(1,608,625)	$2,245,536

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$188	$313	$12,466	$—	$12,967
Accounts and other receivables	60	348	126,590	6,276	(107)	133,167
Other current assets	2,430	2,561	55,855	3,021	(284)	63,583
Total current assets	2,490	3,097	182,758	21,763	(391)	209,717

Property and equipment, net	8,234	7,783	171,749	104,825	(11,070)	281,521

Investment in consolidated subsidiaries	—	575,848	—	—	(575,848)	—
Restricted cash	—	58,503	223	—	—	58,726
Other long-term assets	86,186	353,929	17,209	99,630	(417,961)	138,993
Total other long-term assets	86,186	988,280	17,432	99,630	(993,809)	197,719

Acquired intangible assets	—	—	826,175	83,387	(27,102)	882,460

Total assets	$96,910	$999,160	$1,198,114	$309,605	$(1,032,372)	$1,571,417

Accounts payable and accrued liabilities	$1,499	$30,888	$51,119	$7,555	$(2,491)	$88,570
Current portion of long-term debt	420	14,450	589	22,736	—	38,195
Current portion of affiliate long-term debt	998	—	2,016	210	(210)	3,014
Other current liabilities	—	—	65,431	372	—	65,803
Total current liabilities	2,917	45,338	119,155	30,873	(2,701)	195,582

Long-term debt	12,811	1,055,446	37,502	42,512	—	1,148,271
Affiliate long-term debt	7,405	—	9,140	246,552	(246,552)	16,545
Dividends in excess of investment in consolidated subsidiaries	143,857	—	—	—	(143,857)	—
Other liabilities	51,095	2,222	457,003	58,222	(246,161)	322,381
Total liabilities	218,085	1,103,006	622,800	378,159	(639,271)	1,682,779

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	617,375	7,755	264,413	52,710	(324,878)	617,375
Accumulated (deficit) earnings	(734,511)	(108,558)	313,269	(131,527)	(73,184)	(734,511)
Accumulated other comprehensive (loss) income	(4,848)	(3,043)	(2,378)	450	4,971	(4,848)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(121,175)	(103,846)	575,314	(78,367)	(393,101)	(121,175)
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,813	—	9,813
Total liabilities and equity (deficit)	$96,910	$999,160	$1,198,114	$309,605	$(1,032,372)	$1,571,417

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$248,306	$14,364	$(2,181)	$260,489

Program and production	—	278	64,039	(1)	(2,349)	61,967
Selling, general and administrative	746	13,157	37,155	908	(76)	51,890
Depreciation, amortization and other operating expenses	382	618	54,738	12,508	(171)	68,075
Total operating expenses	1,128	14,053	155,932	13,415	(2,596)	181,932

Operating (loss) income	(1,128)	(14,053)	92,374	949	415	78,557

Equity in earnings of consolidated subsidiaries	26,435	50,171	—	—	(76,606)	—
Interest expense	(341)	(32,560)	(1,291)	(6,352)	5,250	(35,294)
Other income (expense)	869	43	40	1,597	(83)	2,466
Total other income (expense)	26,963	17,654	(1,251)	(4,755)	(71,439)	(32,828)

Income tax benefit (provision)	326	19,872	(39,456)	105	—	(19,153)
Income (loss) from discontinued operations	84	(68)	(240)	—	—	(224)
Net income (loss)	26,245	23,405	51,427	(3,701)	(71,024)	26,352
Net loss attributable to the noncontrolling interests	—	—	—	(107)	—	(107)
Net income (loss) attributable to Sinclair Broadcast Group	$26,245	$23,405	$51,427	$(3,808)	$(71,024)	$26,245
Comprehensive income (loss)	$26,409	$23,462	$51,427	$(3,808)	$(71,081)	$26,409

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$169,673	$13,583	$(2,214)	$181,042

Program and production	—	331	43,062	83	(1,983)	41,493
Selling, general and administrative	505	5,178	30,546	1,058	(157)	37,130
Depreciation, amortization and other operating expenses	397	121	38,432	11,200	(138)	50,012
Total operating expenses	902	5,630	112,040	12,341	(2,278)	128,635

Operating (loss) income	(902)	(5,630)	57,633	1,242	64	52,407

Equity in earnings of consolidated subsidiaries	19,456	35,862	—	—	(55,318)	—
Interest expense	(355)	(21,942)	(1,228)	(6,154)	5,216	(24,463)
Other income (expense)	1,563	5,285	(5,343)	928	(61)	2,372
Total other income (expense)	20,664	19,205	(6,571)	(5,226)	(50,163)	(22,091)

Income tax (provision) benefit	(523)	3,894	(14,457)	211	—	(10,875)
Loss from discontinued operations	—	(110)	—	—	—	(110)
Net income (loss)	19,239	17,359	36,605	(3,773)	(50,099)	19,331
Net loss attributable to the noncontrolling interests	—	—	—	(93)	—	(93)
Net income (loss) attributable to Sinclair Broadcast Group	$19,239	$17,359	$36,605	$(3,866)	$(50,099)	$19,238
Comprehensive income (loss)	$19,372	$17,400	$36,605	$(3,866)	$(50,139)	$19,372

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$699,175	$44,179	$(6,537)	$736,817

Program and production	—	291	191,318	158	(6,520)	185,247
Selling, general and administrative	2,117	38,720	103,389	2,999	(283)	146,942
Depreciation, amortization and other operating expenses	1,148	1,282	152,766	39,636	(447)	194,385
Total operating expenses	3,265	40,293	447,473	42,793	(7,250)	526,574

Operating (loss) income	(3,265)	(40,293)	251,702	1,386	713	210,243

Equity in earnings of consolidated subsidiaries	86,991	156,249	—	—	(243,240)	—
Interest expense	(999)	(84,277)	(3,695)	(18,651)	15,621	(92,001)
Other income (expense)	2,192	53	85	7,751	(340)	9,741
Total other income (expense)	88,184	72,025	(3,610)	(10,900)	(227,959)	(82,260)

Income tax benefit (provision)	745	38,414	(88,511)	7,141	—	(42,211)
Loss from discontinued operations	—	(202)	(12)	—	—	(214)
Net income (loss)	85,664	69,944	159,569	(2,373)	(227,246)	85,558
Net loss attributable to the noncontrolling interests	—	—	—	106	—	106
Net income (loss) attributable to Sinclair Broadcast Group	$85,664	$69,944	$159,569	$(2,267)	$(227,246)	$85,664
Comprehensive income (loss)	$85,804	$70,190	$159,569	$(2,267)	$(227,492)	$85,804

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$521,280	$37,958	$(6,727)	$552,511

Program and production	—	958	131,677	254	(6,134)	126,755
Selling, general and administrative	1,830	18,962	90,440	2,738	(349)	113,621
Depreciation, amortization and other operating expenses	1,205	404	117,409	31,412	(414)	150,016
Total operating expenses	3,035	20,324	339,526	34,404	(6,897)	390,392

Operating (loss) income	(3,035)	(20,324)	181,754	3,554	170	162,119

Equity in earnings of consolidated subsidiaries	57,906	102,960	—	—	(160,866)	—
Interest expense	(2,934)	(69,463)	(3,717)	(17,851)	15,401	(78,564)
Gain on sales of securities	—	—	—	391	(391)	—
Other (expense) income	(793)	16,047	(15,205)	1,610	(278)	1,381
Total other income (expense)	54,179	49,544	(18,922)	(15,850)	(146,134)	(77,183)

Income tax benefit (provision)	1,953	22,647	(57,278)	977	—	(31,701)
Loss from discontinued operations	—	(300)	—	—	—	(300)
Net income (loss)	53,097	51,567	105,554	(11,319)	(145,964)	52,935
Net loss attributable to the noncontrolling interests	—	—	—	161	—	161
Net income (loss) attributable to Sinclair Broadcast Group	$53,097	$51,567	$105,554	$(11,158)	$(145,964)	$53,096
Comprehensive income (loss)	$53,057	$51,689	$105,554	$(11,158)	$(146,085)	$53,057

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(460)	$(75,408)	$228,829	$9,428	$915	$163,304
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,458)	(25,624)	(2,075)	—	(30,157)
Payments for acquisitions of television stations	—	—	(590,917)	—	—	(590,917)
Purchase of alarm monitoring contracts	—	—	—	(7,343)	—	(7,343)
Decrease in restricted cash	—	15,849	—	—	—	15,849
Distributions from investments	836	—	—	8,678	—	9,514
Investment in equity and cost method investees	—	—	—	(6,176)	—	(6,176)
Proceeds from insurance settlement	—	—	32	—	—	32
Proceeds from sales of assets	—	—	31	—	—	31
Loans to affiliates	(236)	—	—	—	—	(236)
Proceeds from loans to affiliates	140	—	—	—	—	140
Net cash flows from (used in) investing activities	740	13,391	(616,478)	(6,916)	—	(609,263)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	596,275	—	19,432	—	615,707
Repayments of notes payable, commercial bank financing and capital leases	(308)	(79,077)	(458)	(16,002)	—	(95,845)
Proceeds from share based awards	327	—	—	—	—	327
Dividends paid on Class A and Class B Common Stock	(31,646)	—	—	—	401	(31,245)
Payments for deferred financing costs	—	(8,364)	—	—	—	(8,364)
Distributions to noncontrolling interests	—	—	—	(734)	—	(734)
Repayment of notes and capital leases to affiliates	(740)	—	(1,489)	—	—	(2,229)
Increase (decrease) in intercompany payables	32,087	(435,595)	389,771	15,053	(1,316)	—
Net cash flows (used in) from financing activities	(280)	73,239	387,824	17,749	(915)	477,617

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	11,222	175	20,261	—	31,658
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$11,410	$488	$32,727	$—	$44,625

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(14,407)	$(47,986)	$189,301	$3,366	$(1,924)	$128,350
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(403)	(25,126)	(1,265)	—	(26,794)
Acquisition of intangibles	—	—	—	(242)	—	(242)
Purchase of alarm monitoring contracts	—	—	—	(6,930)	—	(6,930)
Increase in restricted cash	—	(14,943)	—	—	—	(14,943)
Dividends and distributions from equity and cost method investments	—	—	—	2,632	—	2,632
Investment in equity and cost method investees	(2,000)	—	—	(7,414)	—	(9,414)
Purchase of investments	—	—	—	(4,820)	—	(4,820)
Proceeds from insurance settlement	—	—	1,736	—	—	1,736
Proceeds from sales of assets	—	—	56	10	—	66
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from sale of equity investment	—	—	—	1,166	—	1,166
Loans to affiliates	(143)	—	—	—	—	(143)
Proceeds from loans to affiliates	152	—	—	—	—	152
Net cash flows used in investing activities	(1,991)	(15,346)	(23,334)	(15,055)	(1,808)	(57,534)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	124,719	—	11,630	—	136,349
Repayments of notes payable, commercial bank financing and capital leases	(57,022)	(60,976)	(313)	(16,839)	—	(135,150)
Proceeds from exercise of stock options, including excess tax benefits of share based payments	1,730	—	—	—	—	1,730
Dividends paid on Class A and Class B Common Stock	(29,105)	—	—	—	169	(28,936)
Payments for deferred financing costs	—	(4,299)	—	(66)	—	(4,365)
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Noncontrolling interests distributions	—	—	—	(346)	—	(346)
Repayment of notes and capital leases to affiliates	(645)	—	(1,868)	—	—	(2,513)
Increase (decrease) in intercompany payables	101,440	44,507	(164,355)	16,653	1,755	—
Net cash flows from (used in) financing activities	16,398	103,951	(166,536)	11,032	3,732	(31,423)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	40,619	(569)	(657)	—	39,393
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,881	—	21,974
CASH AND CASH EQUIVALENTS, end of period	$—	$45,690	$453	$15,224	$—	$61,367

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of Operations Data:
Net broadcast revenues (a)	$226,377	$151,875	$637,553	$467,206
Revenues realized from station barter arrangements	21,600	17,512	60,655	53,232
Other operating divisions revenues	12,512	11,655	38,609	32,073
Total revenues	260,489	181,042	736,817	552,511

Station production expenses	61,967	41,493	185,247	126,755
Station selling, general and administrative expenses	43,604	31,341	121,776	92,095
Expenses recognized from station barter arrangements	19,693	15,815	55,645	48,073
Amortization of program contract costs and net realizable value adjustments	14,495	12,833	44,197	38,117
Depreciation and amortization expenses (b)	23,515	11,995	61,378	37,724
Other operating divisions expenses	10,372	9,369	33,165	26,102
Corporate general and administrative expenses	8,286	5,789	25,166	21,526
Operating income	78,557	52,407	210,243	162,119

Interest expense and amortization of debt discount and deferred financing costs	(35,294)	(24,463)	(92,001)	(78,564)
Loss from extinguishment of debt	—	(117)	(335)	(4,519)
Income from equity and cost method investees	1,919	2,080	8,343	2,906
Other income, net	547	409	1,733	2,994
Income from continuing operations before income taxes	45,729	30,316	127,983	84,936
Income tax provision	(19,153)	(10,875)	(42,211)	(31,701)
Income from continuing operations	26,576	19,441	85,772	53,235

Loss from discontinued operations, net of taxes	(224)	(110)	(214)	(300)
Net income	26,352	19,331	85,558	52,935
Net (income) loss attributable to the noncontrolling interests	(107)	(93)	106	161
Net income attributable to Sinclair Broadcast Group	$26,245	$19,238	$85,664	$53,096

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.33	$0.24	$1.06	$0.66
Basic earnings per share	$0.33	$0.24	$1.06	$0.66
Diluted earnings per share from continuing operations	$0.33	$0.24	$1.06	$0.66
Diluted earnings per share	$0.32	$0.24	$1.05	$0.66

Balance Sheet Data:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$44,625	$12,967
Total assets	$2,245,536	$1,571,417
Total debt (c)	$1,726,789	$1,206,025
Total deficit	$(52,384)	$(111,362)

(a)         Net broadcast revenues are defined as station broadcast revenues, net of agency commissions.

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

Executive Overview — financial events since June 30, 2012.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2012 and 2011, including comparisons between quarters and expectations for the three months ended December 31, 2012.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and nine months ended September 30, 2012.

EXECUTIVE OVERVIEW

Third Quarter 2012 Events

•                  On July 17, 2012, we entered into an agreement to purchase the assets of Bay Television, Inc. (Bay TV), which owns WTTA-TV (MNT) in the Tampa/St. Petersburg, Florida market, for $40.0 million.  We have performed sales, programming and other management services for this station pursuant to a local marketing agreement (LMA) since January 1999. The transaction has received the approval of the Federal Communications Commission (FCC) and is expected to close in the fourth quarter of 2012.

•                  In July, we entered into a definitive agreement to purchase six stations from Newport Television (Newport) for $412.5 million. The Company will also acquire Newport’s rights under the local marketing agreements with WLYH (CW) in Harrisburg, PA and KMTW (MNT) in Wichita, KS, as well as options to acquire the license assets. The transaction is expected to close no earlier than December 2012, subject to closing conditions, including without limitation approval of the FCC. The transaction has received antitrust clearance from the Department of Justice. Upon entering into the asset purchase agreement we deposited 10% of the purchase price, $41.3 million, into escrow.  We intend to finance the purchase with the proceeds from our offering of 6.125% Senior Unsecured Notes due October 2022, which closed in October 2012 as described below.

•                  In July, we entered into agreements with Deerfield Media, Inc. (Deerfield) to sell Deerfield the license assets of one of our stations in San Antonio (KMYS CW), and our station in Cincinnati (WSTR MNT), subject to Fox Television Stations, Inc. (FTS)’s purchase option with respect to WSTR which expires March 31, 2013, and to assign Deerfield the right to buy the license assets of WPMI and WJTC in the Mobile/Pensacola market for $6.0 million. Upon closing we intend to provide sales and other non-programming services to each of these four stations pursuant to shared services and joint sales agreements. These transactions are expected to close no earlier than December 2012, subject to approval of the FCC and other closing conditions.

•                  In August, our Board of Directors declared a quarterly dividend of $0.15 per share which was paid on September 14, 2012, to the holders of record at the close of business on August 31, 2012.

•                  In August, we entered into a multi-year retransmission consent agreement with DISH Network for continued carriage in all of our markets.

•                  In August, we entered into an agreement to purchase the assets of KBTV (FOX) located in Port Arthur, TX, for $14.0 million, subject to approval of the FCC and other closing conditions.  Our right to purchase the license assets was assigned to Deerfield for $1.5 million, bringing our net purchase price to $12.5 million.  Upon closing, we intend to provide sales and other non-programming services to this station pursuant to shared services and joint sales agreements.

•                  In September, we entered into an amendment of our Bank Credit Agreement to provide more flexibility with restrictive covenants and permitted incremental indebtedness. There were no changes pertaining to interest rates or maturities of the outstanding debt or commitments under the Bank Credit Agreement.

Other Events

•                  In October, we entered into an agreement to purchase substantially all the assets of the WUTB (MNT) station in Baltimore, MD owned by FTS for $2.7 million, subject to FCC approval and other closing conditions.  Our agreement to purchase the license assets was assigned to Deerfield for $0.3 million, bringing our net purchase price to $2.4 million. Upon closing, we intend to provide sales and other non-programming services to this station pursuant to shared services and joint sales agreements.

•                  In October, we entered into an agreement to sell all of the assets of WLAJ-TV, to an unrelated third party for $14.4 million. The sale is subject to FCC approval and other closing conditions and we expect closing to occur in early 2013.

•                  In October, we closed our previously announced private offering of $500.0 million aggregate principal amount of Senior Unsecured Notes due 2022 (the Notes). The Notes were priced at 100% of their principal amount and will bear interest at a rate of 6.125% per annum payable semi-annually on April 1 and October 1, commencing on April 1, 2013. The Notes mature in October 2022 and are to be guaranteed by Sinclair and certain of Sinclair’s subsidiaries. See Liquidity and Capital Resources for more information.

•                  In November, our Board of Directors declared a quarterly cash dividend of $0.15 per share and a special cash dividend of $1.00 per share payable on December 14, 2012, to the holders of record at the close of business on November 30, 2012.

•                  In November, we entered into a multi-year retransmission consent agreement with Mediacom for continued carriage of our stations which are located in Mediacom’s markets.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Four Points Media Group LLC (Four Points) as of January 1, 2012 (acquisition date), and from Freedom Communications (Freedom) as of April 1, 2012 (acquisition date) are included in our results of our continuing operations. In 2012, we determined that the operating results of WLAJ-TV, which was one of the stations acquired in the Freedom acquisition, should be accounted for as discontinued operations and therefore the results are not included in our consolidated results of continuing operations for the three and nine months ended September 30, 2012. Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2012 and 2011 refer to the three months ended September 30, 2012 and 2011, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30, and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
Local revenues:
Non-political	$153.8	$115.7	32.9%	$466.3	$359.3	29.8%
Political	2.7	0.7	(a)	5.0	1.2	(a)
Total local	156.5	116.4	34.5%	471.3	360.5	30.7%
National revenues:
Non-political	44.8	33.8	32.5%	128.6	103.7	24.0%
Political	25.1	1.7	(a)	37.7	3.0	(a)
Total national	69.9	35.5	96.9%	166.3	106.7	55.9%
Total net broadcast revenues	$226.4	$151.9	49.0%	$637.6	$467.2	36.5%

(a)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $74.5 million when comparing the third quarter of 2012 to the same period in 2011, of which $45.7 million was related to stations acquired during the first and second quarters in 2012.  Net broadcast revenues increased $170.4 million when comparing the nine months ended September 30, 2012 to the same period in 2011, of which $108.9 million was related to stations acquired during the nine months ended September 30, 2012. Additionally, revenues earned pursuant to the Local Marketing Agreement (LMA) with the Freedom stations during the first quarter of 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase, for both the three and nine month periods, was due to increases in advertising revenues generated from the political, automotive and direct response sectors. These increases were partially offset by a decrease in the schools, services, fast food and media sectors. Excluding the stations acquired in the first and second quarters of 2012, automotive, which typically is our largest category, represented 20.3% and 20.8% of net time sales for the three and nine months ended September 30, 2012, respectively.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended September 30,		Net Time Sales Percent	Percent of Net Time Sales for the Nine months ended September 30,		Net Time Sales Percent
	Stations (a)	2012	2011	Change	2012	2011	Change
FOX	20	35.0%	45.3%	11.9%	38.0%	47.3%	4.2%
ABC	10	20.0%	21.1%	37.9%	19.1%	20.1%	23.6%
MyNetworkTV	18	13.2%	17.1%	12.3%	13.3%	16.1%	7.0%
The CW	14	11.4%	12.8%	29.6%	12.0%	12.7%	21.9%
CBS	9	18.9%	2.8%	895.0%	16.4%	2.7%	676.5%
NBC	1	0.6%	0.5%	70.7%	0.5%	0.5%	39.2%
Azteca	1	0.1%	—%	—%	0.1%	—%	—%
Digital	(b)	0.8%	0.4%	180.3%	0.6%	0.6%	51.0%
Total	73

(a)         During the nine months ended September 30, 2012, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 15 stations with the following network affiliation or program service arrangements: CBS (two stations in the first quarter and five stations in the second quarter), ABC (one station in the second quarter), CW (three stations in the first quarter and one station in the second quarter), MyNetworkTV (two stations in the first quarter), and Azteca (one station in the first quarter). We reclassified the results of operations of WLAJ-TV, an ABC station acquired in the second quarter, as discontinued operations as discussed in Note 1. Summary of Significant Accounting Policies and therefore the net time sales of WLAJ-TV are not included in the percentages above.

(b)         We broadcast programming from network affiliations or program service arrangements with The Country Network, CBS (rebroadcasted content from other primary channels within the same markets), The CW, MyNetworkTV, This TV LATV, Azteca, Telemundo and Estrella on additional channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues increased by $25.4 million to $27.8 million for the third quarter of 2012 when compared to the same period in 2011.  For the nine months ended September 30, 2012, political revenues increased by $38.5 million to $42.7 million when compared to the same period in 2011.  Political revenues are typically lower in non-election years such as 2011 and increased in 2012 due to the presidential election.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $38.1 million for the third quarter of 2012 when compared to the same period in 2011, of which $19.9 million related to the stations acquired in the first and second quarters of 2012. Excluding political revenues, our local broadcast revenues were up $107.0 million for the nine months ended September 30, 2012 compared to the same period in 2011, of which $52.4 million related to the stations acquired in the first and second quarters of 2012. Additionally, revenues earned pursuant to the LMA with the Freedom stations during the first quarter of 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase, for both the three and nine month periods, is due to an increase in advertising spending particularly in the automotive and direct response sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the schools, services and fast food sectors and a change in networks for the Super Bowl programming from FOX to NBC.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $11.0 million for the third quarter of 2012 when compared to the same period in 2011, of which $9.7 million related to the stations acquired in the first and second quarters of 2012. For the nine months ended September 30, 2012, when compared to the same period in 2011, our national broadcast revenues, excluding political revenues, were up $24.9 million for the nine months ended September 30, 2012 compared to the same period in 2011, of which 24.5 million related to the stations acquired in the first and second quarters of 2012.  The remaining increase for both the three and nine month periods was due to increases in advertising revenues generated from the services and direct response sectors.  These increases were partially offset by a decline in advertising revenues in the fast food and retail / department store sectors for the three months ended September 30, 2012 and in the telecommunications and the drugs / cosmetic sectors for the nine months ended September 30, 2012.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change (Increase/			Percent Change (Increase/
	2012	2011	(Decrease))	2012	2011	(Decrease))

Station production expenses	$62.0	$41.5	49.4%	$185.2	$126.8	46.1%
Station selling, general and administrative expenses	$43.6	$31.3	39.3%	$121.8	$92.1	32.2%
Amortization of program contract costs and net realizable value adjustments	$14.5	$12.8	13.3%	$44.2	$38.1	16.0%
Corporate general and administrative expenses	$7.3	$5.0	46.0%	$21.9	$18.8	16.5%
Depreciation and Amortization expenses	$21.7	$10.3	110.7%	$55.8	$32.9	69.6%

Station production expenses.  Station production expenses increased $20.5 million during the third quarter of 2012 as compared to the same period in 2011, of which $13.5 million related to the stations acquired in the first and second quarters of 2012.  The remaining increases for the three month period are primarily due to an increase in fees pursuant to network affiliation agreements, increased advertising expense, increased compensation expense and increased rating service fees due to annual scheduled rate increases.

Station production expenses increased $58.4 million during the nine months ended September 30, 2012 as compared to the same period in 2011, of which $33.0 million related to the stations acquired in the first and second quarters of 2012 and $7.8 million of expenses pursuant to the LMA with Freedom stations during the first quarter of 2012.  The remaining increases for the nine months ended September 30, 2012 are primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense and increased rating service fees due to annual scheduled rate increases.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased $12.3 million during the third quarter of 2012 compared to the same period in 2011, of which $11.1 million related to the stations acquired in the first and second quarters of 2012. Station selling, general and administrative expenses increased $29.7 million for the nine months ended September 30, 2012 compared to the same period in 2011, of which $25.6 million related to the stations acquired in the first and second quarters of 2012.  The remaining increases for both the three and nine month periods are primarily due to an increase in national sales commissions, compensation expense and employee / management incentive bonuses, partially offset by lower non-income based taxes.

We expect station production and station selling, general and administrative expenses in fourth quarter of 2012 to increase compared to third quarter of 2012.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $1.7 million during the third quarter of 2012 compared to the same period in 2011, of which $1.5 million related to the stations acquired in the first and second quarters.  Amortization of program contract costs increased $6.1 million for the nine months ended September 30, 2012 compared to the same period in 2011, of which $4.7 million related to the stations acquired in the first and second quarters of 2012. The remaining increase for both the three and nine month periods are due to entering into new contracts.  We expect program contract amortization to trend higher in fourth quarter of 2012 compared to third quarter of 2012 due to cyclicality.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $11.4 million during the third quarter of 2012 compared to the same period in 2011, of which $9.2 million related to the stations acquired in the first and second quarters of 2012.  The remaining increase is due to the extension of certain network affiliation agreements. Depreciation and amortization expenses increased $22.9 million for the nine months ended September 30, 2012 compared to the same period in 2012, of which $22.0 million related to the stations acquired in the first and second quarters of 2012.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

OTHER OPERATING DIVISIONS SEGMENT

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, real estate ventures and other nominal businesses make up our other operating divisions segment.  Revenues for our other operating divisions increased $0.8 million to $12.5 million during the third quarter of 2012 compared to $11.7 million during the same period in 2011.  For the nine months ended September 30, 2012, revenues for our other operating divisions increased $6.5 million to $38.6 million compared to $32.1 million during the same period in 2011.  The increase is primarily due to acquisitions of new alarm monitoring contracts for Alarm Funding, new Triangle Sign service contracts, increased revenues due to the Ring of Honor wrestling franchise we purchased in second quarter of 2011 and improved leasing activity for our consolidated real estate ventures.  Expenses of our other operating divisions include operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, which increased $1.4 million to $12.7 million during the third quarter of 2012 compared to $11.3 million during the same period in 2011.  For the nine months ended September 30, 2012, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense, which increased $8.6 million to $40.3 million compared to $31.7 million during the same period in 2011.  This increase was primarily due to the corresponding increase in revenue and an increase in our Ring of Honor expenses due to additional production costs in 2012 as compared to 2011.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the three months ended September 30, 2012, we recorded income of $1.4 million related to our real estate ventures, which included a $2.1 million gain on the sale of two of our real estate ventures and income of $0.5 million related to certain private investment funds, partially offset by a $0.9 million impairment charge related to one of our real estate ventures.  During the nine months ended September 30, 2012, we recorded income of $7.3 million related to our real estate ventures, which included a $7.9 million gain on the sale of three of our real estate ventures and income of $1.0 million related to certain private investment funds, partially offset by a $0.9 million impairment charge related to one of our real estate ventures.  During the nine months ended September 30, 2011, we recorded income of $1.4 million related to our real estate ventures including a $0.8 million gain on sale of one of our real estate ventures and income of $1.5 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change (Increase/			Percent Change (Increase/
	2012	2011	(Decrease))	2012	2011	(Decrease))
Corporate general and administrative expenses	$0.7	$0.5	40.0%	$2.1	$1.8	16.7%
Interest expense	$34.3	$23.8	44.1%	$89.5	$76.7	16.7%
Loss from extinguishment of debt	$—	$(0.1)	(100.0)%	$(0.3)	$(4.5)	(93.3)%
Income tax provision	$(19.2)	$(10.9)	76.1%	$(42.2)	$(31.7)	33.1%

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

Corporate general and administrative expenses increased for the three and nine months ended September 30, 2012 when compared to the same periods in 2011.  This is primarily due to an increase in transaction costs due to our recent acquisitions, an increase in higher group insurance costs and higher employee incentive / performance bonuses.

We expect corporate general and administrative expenses to increase in the fourth quarter of 2012 compared to third quarter of 2012.

Interest expense.  Interest expense has increased primarily due to the incremental borrowings on our Term Loan A and Term Loan B under our Bank Credit Agreement for our Four Points and Freedom acquisitions in 2012 as well as financing costs of $5.5 million related to the amendment of our Bank Credit Agreement incurred in the third quarter of 2012. We also recorded approximately $1.0 million of interest expense in the first quarter of 2012 primarily related to financing costs related to the incremental borrowings.  The increase in interest was partially offset by a decrease due to the full extinguishment of our 6.0% Notes in the second quarter of 2011.  We expect interest expense to increase in fourth quarter of 2012 compared to third quarter of 2012 as a result of the incremental borrowings under our Bank Credit Agreement and issuance of $500.0 million of 6.125% notes in October 2012.  See Liquidity and Capital Resources for more information.

Loss from extinguishment of debt.   During the nine months ended September 30, 2012, we drew down on our incremental borrowing for the Four Points acquisition and wrote off a portion of our deferred financing costs and discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

During the nine months ended September 30, 2011, we amended our Bank Credit Agreement and paid down a portion of our Term Loan B and repurchased certain of our 8.375% Notes resulting in a combined loss of $1.0 million from extinguishment of debt.  Additionally, we completed the redemption of all $70.0 million of the 6.0% Notes at 100% of the face value of such notes resulting in a loss of $3.5 million.  We used the proceeds from our Term Loan A to pay for the redemption.

Income tax provision.  The effective tax rate for the three months ended September 30, 2012 including the effects of the noncontrolling interest was a provision of 42.0% as compared to a provision of 36.0% during the same period in 2011.  The increase in the effective tax rate for the three months ended September 30, 2012 as compared to the same period in 2011 is primarily due to an increase in the income tax reserves related to a state audit settlement in 2012.

The effective tax rate for the nine months ended September 30, 2012 including the effects of the noncontrolling interest was a provision of 33.0% as compared to a provision of 37.3% during the same period in 2011.  The decrease in the effective tax rate for the nine months ended September 30, 2012 is primarily due to: 1) a release of valuation allowance in the first quarter of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets, which was partially offset by 2) an increase in the income tax reserves related to a state audit settlement reached during the third quarter.  The valuation allowance release determination, in the first quarter of 2012, was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $44.6 million in cash and cash equivalent balances and net negative working capital of approximately $14.1 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary source of liquidity.  As of September 30, 2012, we had $82.5 million of borrowing capacity available on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and general incremental term loan capacity of $500.0 million will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

We drew $180.0 million of the additional term loans to fund the acquisition of assets of Four Points, which closed in January 2012 and drew the remaining $350.0 million of the additional term loans to fund the acquisition of assets of Freedom, which closed in April 2012.  As of September 30, 2012, we had $15.0 million drawn on our revolver.

On September 20, 2012 we entered into an amendment (the Amendment) of our Bank Credit Agreement. Under the Amendment, we increased our incremental term loan capacity from $300.0 million to $500.0 million. Also under the Amendment, the level of permitted unsecured indebtedness increased from $450.0 million to $850.0 million, subject to certain limitations, and increased our ratio of our First Lien Indebtedness from 3.25 times EBITDA to 3.75 times EBITDA through December 31, 2014 with a decrease to 3.50 times EBITDA through maturity of the agreement. Other amended terms provided us with increased television station acquisition capacity, more flexibility under the other restrictive covenants and prepayments of the existing term loans. There were no changes pertaining to interest rates or maturities of the outstanding debt of commitments under the Bank Credit Agreement.

On October 12, 2012, we issued $500.0 million of Senior Unsecured Notes due on October 1, 2022, pursuant to an indenture (the Indenture) dated October 12, 2012.  The Notes were priced at 100% of their par value and will bear interest at a rate of 6.125% per annum payable semi-annually on April 1 and October 1, commencing on April 1, 2013.  Prior to October 1, 2017, we may redeem the Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the Indenture.  Beginning on October 1, 2017, we may redeem some or all of the Notes at any time or from time to time at a redemption price set forth in the Indenture.  In addition, on or prior to October 1, 2015, we may redeem up to 35% of the Notes using proceeds of certain equity offerings.  We will use the proceeds of this offering to pay down outstanding indebtedness under our revolver, finance the pending acquisition as described under the Executive Overview, including the acquisition of certain television stations for Newport, and for general corporate purposes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash flows from operating activities	$83.0	$60.1	$163.3	$128.4

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(11.7)	$(6.1)	$(30.2)	$(26.8)
Acquisition of television stations	—	—	(590.9)	—
(Increase) decrease in restricted cash	(42.7)	(20.0)	15.8	(14.9)
Dividends and distributions from cost method investees	3.5	1.3	9.5	2.6
Purchase of alarm monitoring contracts	(1.7)	(2.5)	(7.3)	(6.9)
Investments in equity and cost method investees	(0.4)	(1.1)	(6.2)	(9.4)
Other	0.1	(3.7)	—	(2.1)
Net cash flows used in investing activities	$(52.9)	$(32.1)	$(609.3)	$(57.5)
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$60.6	$3.4	$615.7	$136.4
Repayments of notes payable, commercial bank financing and capital leases	(62.5)	(10.6)	(95.8)	(135.2)
Payments for deferred financing costs	(1.6)	—	(8.4)	(4.4)
Dividends paid on Class A and Class B Common Stock	(12.0)	(9.7)	(31.2)	(28.9)
Noncontrolling interests (distributions) contributions	(0.3)	(0.1)	(0.7)	(0.3)
Other	(0.8)	(0.9)	(2.0)	1.0
Net cash flows (used in) from financing activities	$(16.6)	$(17.9)	$477.6	$(31.4)

Operating Activities

Net cash flows from operating activities increased during the third quarter of 2012 compared to the same period in 2011. This is primarily due to the receipt of more cash from customers, net of cash payments to vendors, partially offset by higher interest and program payments, as well as an increase in tax payments.

Net cash flows from operating activities increased during the nine months ended September 30, 2012 compared to the same period in 2011.  During 2012, we received more cash receipts from customers, net of cash payments to vendors, partially offset by higher interest and tax payments and we paid $25.0 million to FOX pursuant to the agreements entered into during the second quarter of 2012.

We expect program payments to increase in the fourth quarter of 2012 compared to the third quarter of 2012.  We expect net interest to increase in the fourth quarter of 2012 compared to the third quarter of 2012 as a result of additional interest on the $500.0 million of Senior Unsecured Notes, which were issued in October 2012.

Investing Activities

With the exception of restricted cash, net cash flows used in investing activities decreased slightly during the third quarter of 2012 compared to the same period in 2011.  Restricted cash increased in the third quarter of 2012, primarily due to the amount required to be deposited into an escrow account pursuant to the asset purchase agreement with Newport.  Restricted cash increased in the third quarter of 2011 due to the amount required to be deposited into an escrow account pursuant to the asset purchase agreement with Four Points.

Net cash flows used in investing activities increased during the nine months ended September 30, 2012 compared to the same period in 2011.  This increase is due to $590.9 million in payments for acquisitions of television stations, an increase in restricted cash held in escrow for the Newport acquisition, as well as an increase in purchases of alarm monitoring contracts, partially offset by the use of the restricted cash held in escrow for the Four Points and Freedom acquisitions.  This was also partially offset by distributions received upon sale of three of our equity method investments during 2012.

In the fourth quarter of 2012, we anticipate incurring more capital expenditures than incurred in the third quarter of 2012.

Financing Activities

Net cash flows used in financing activities decreased during the third quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to an increase in our revolver balance in third quarter of 2012 compared to the same period in 2011.  This was partially offset by a higher quarterly stock dividend paid in third quarter of 2012 compared to the same period in 2011.

Net cash flows from financing activities increased during the nine months ended September 30, 2012 compared to the same period in 2011.  During 2012, we drew $530.0 million of incremental term loans to fund the asset acquisitions of both Four Points and Freedom, which closed in January 2012 and April 2012, respectively.  This was slightly offset by higher quarterly stock dividends paid in 2012 totaling $0.39 per share versus $0.36 per share in 2011, as well as, $4.0 million more in payments for deferred financing cost related to the incremental borrowings under the Bank Credit Agreement in the first and second quarters of 2012 in connection with the Four Points and Freedom acquisitions.

Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of September 30, 2012, our contractual cash obligations increased from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.  This was primarily due to changes in our debt, the extension of certain network affiliation agreements and the contractual obligations assumed with the Four Points and Freedom acquisitions.  As disclosed above under Liquidity and Capital Resources, during the nine months ended September 30, 2012, we drew $530.0 million of additional term loans to fund the asset acquisitions of Four Points and Freedom, which closed in January 2012 and April 2012, respectively. In October 2012, we issued $500.0 million of Senior Unsecured Notes bearing interest of 6.125% due October 1, 2022.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2012.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed September 26, 2012.)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2012.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed September 26, 2012.)

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