Form 10-K
period 2012-12-31
SINCLAIR BROADCAST GROUP INC
filed 2013-03-12
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing sales price of $9.06 per share as of June 29, 2012, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $465.8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of March 1, 2013
Class A Common Stock	52,783,301
Class B Common Stock	28,846,259

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

•                  our ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

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

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission (SEC), including the Risk Factors set forth in Item 1A of this report may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, events described in the forward-looking statements discussed in this report might not occur.

PART I

ITEM 1.                                    BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than most other commercial broadcasting groups in the United States.  As of March 1, 2013, we own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide (or are provided) sales services pursuant to outsourcing agreements to 86 television stations in 46 markets.  For the purpose of this report, these 86 stations are referred to as “our” stations.

Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (24 stations); MyNetworkTV (19 stations; not a network affiliation; however, it is branded as such); The CW (16 stations); ABC (11 stations); CBS (11 stations); NBC (3 stations), Azteca (1 station) and one independent station.  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with CBS (rebroadcasted content from other primary channels within the same market), The CW, MyNetworkTV, This TV, ME TV, Weather Radar, The Weather Authority Network, Live Well Network, Antenna TV, Bounce Network, The Country Network, Estrella TV, LATV, Azteca and Telemundo.  Refer to our Markets and Stations table later in this Item 1 for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary station channels consists of network provided programs, news produced locally, local sporting events, programming from program service arrangements, syndicated entertainment programs and other locally produced programs such as Ring of Honor wrestling, a franchise we acquired in 2011.  We produce news at 40 stations in 23 markets, including two stations where we produce news pursuant to a local news sharing arrangement with a competitive station in that market.  We have 11 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third party television producers.  See Operating Strategy later in this Item 1 for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 507 sales account executives and local sales managers company-wide.

We also earn revenue from our retransmission consent agreements through payments from the MVPDs in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our broadcast signal and is typically based on the number of subscribers they have.

Our operating results are subject to cyclical fluctuations from political advertising.  Political spending has been significantly higher in the even-number years due to the cyclicality of political advertising.  In addition, every four years, political spending is typically elevated further due to the advertising preceding the presidential election.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  We believe political advertising will continue to be a strong advertising category in our industry, particularly in light of the recent United States Supreme Court decision in Citizens United v. Federal Election Commission in which the Supreme Court ruled that federal laws limiting issue advocacy by for-profit and non-profit corporations was unconstitutional.  With increased spending by Political Action Committees (PACs), including so-called Super PACs and as political-activism around social, political, economic and environmental causes continues to draw attention, political advertising levels may increase further.

We continue to believe the prospects for a viable mobile television service can occur because of the significant advantages over the air, point to multipoint delivery has compared to the limitations and expenses the consumer is facing through the transitional cell phone delivery option.  Television broadcasters have the potential capability of delivering significantly greater video and data at a fraction of the cost of the existing carrier network.  We believe a change to the existing mobile broadcast standard to a standard that is comparable to that used in several other parts of the world is essential.  We cannot predict at this time how or if any change to the current US mobile standard will take place.

We have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  Our broadcast segment includes our television stations.  Our other operating divisions segment primarily earned revenues in 2012 from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Corporate is not a reportable segment.  See Note 13. Segment Data, in the Notes to our Consolidated Financial Statements for more information regarding our operating segments.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

TELEVISION BROADCASTING

Markets and Stations

As of December 31, 2012, we own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Tampa/St. Petersburg, Florida	14	WTTA	Primary	O&O	MNT	8 of 9	2/01/13 (f)
Minneapolis/St. Paul, Minnesota	15	WUCW WUCW	Primary Second	O&O	CW The Country Network	6 of 7	4/01/14
St. Louis, Missouri	21	KDNL KDNL	Primary Second	O&O	ABC The Country Network	4 of 7	2/01/14
Pittsburgh, Pennsylvania	23	WPGH WPMY WPGH	Primary Primary Second	O&O O&O	FOX MNT The Country Network	4 of 6 6 of 6	8/01/15 8/01/15
Raleigh/Durham, North Carolina	24	WLFL WRDC WLFL	Primary Primary Second	O&O O&O	CW MNT The Country Network	5 of 7 6 of 7	12/01/04 (e) 12/01/04 (e)
Baltimore, Maryland	27	WBFF WNUV WBFF WBFF	Primary Primary Second Third	O&O LMA(g)	FOX CW This TV The Country Network	3 of 6 5 of 6	10/01/04 (e) 10/01/12 (f)
Nashville, Tennessee	29	WZTV WUXP WNAB WNAB	Primary Primary Primary Second	O&O O&O OSA(h)	FOX MNT CW The Country Network	4 of 7 5 of 7 6 of 7	8/01/13 8/01/13 8/01/13
Columbus, Ohio	32	WSYX WTTE WWHO WSYX	Primary Primary Primary Second	O&O LMA(g) OSA(k)	ABC FOX CW This TV and MNT	3 of 6 4 of 6 5 of 6	10/01/13 10/01/05 (e) 10/01/13
Salt Lake City/St. George, Utah	33	KUTV KMYU KUTV KMYU	Primary Primary Second Second	O&O O&O	CBS This TV and MNT This TV and MNT CBS(p)	1 of 7 5 of 7	10/01/14 10/01/14
Milwaukee, Wisconsin	34	WVTV WCGV WCGV	Primary Primary Second	O&O O&O	CW MNT The Country Network	6 of 9 7 of 9	12/01/13 12/01/05 (e)
Cincinnati, Ohio	35	WKRC WSTR WKRC	Primary Primary Second	O&O OSA(q)	CBS MNT CW	1 of 7 5 of 7 6 of 7	10/01/13 10/01/13
San Antonio, Texas	36	WOAI KABB KMYS KABB WOAI	Primary Primary Primary Second Second	O&O O&O OSA(q)	NBC FOX CW The Country Network Live Well Network	3 of 7 4 of 7 5 of 7	8/01/14 8/01/14 8/01/14
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	37	WLOS WMYA WLOS WMYA	Primary Primary Second Second	O&O LMA(g)	ABC MNT MNT The Country Network	3 of 6 5 of 6	12/01/04 (e) 12/01/04 (e)
West Palm Beach/Fort Pierce, Florida	38	WPEC WTVX WTCN WWHB WPEC WPEC WTVX WTVX WTVX	Primary Primary Primary Primary Second Third Second Third Fourth	O&O O&O O&O O&O	CBS CW MNT AZTECA(t) CBS(p) Weather Radar AZTECA(p) MNT(p) LATV	2 of 6 5 of 6 6 of 6 not available	2/01/13 (f) 2/01/13 (f) 2/01/13 (f) 2/01/13 (f)

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Grand Rapids/Kalamazoo, Michigan	39	WWMT WWMT	Primary Second	O&O	CBS CW	1 of 6	10/01/13
Las Vegas, Nevada	40	KVMY KVCW KVMY KVCW KVCW	Primary Primary Second Second Third	O&O O&O	MNT CW Estella TV This TV The Country Network	5 of 7 6 of 7	10/01/14 10/01/14
Oklahoma City, Oklahoma	41	KOKH KOCB KOKH	Primary Primary Second	O&O O&O	FOX CW The Country Network	4 of 7 5 of 7	6/01/14 6/01/14
Birmingham, Alabama	42	WTTO WABM WDBB WTTO WDBB	Primary Primary Primary Second Second	O&O O&O LMA(g)	CW MNT CW The Country Network The Country Network	5 of 8 6 of 8 5 of 8 (l)	4/01/05 (e) 4/01/13 4/01/13
Harrisburg/Lancaster/ Lebanon/York, Pennsylvania	43	WHP WLYH WHP WLYH	Primary Primary Second Second	O&O LMA(r)	CBS CW MNT Live Well Network	3 of 8 5 of 8	8/01/15 8/01/07(e)
Norfolk, Virginia	44	WTVZ WTVZ	Primary Second	O&O	MNT The Country Network	6 of 7	10/01/12 (f)
Austin, Texas	45	KEYE KEYE	Primary Second	O&O	CBS Telemundo	3 of 6	8/01/14
Greensboro/Winston-Salem/Highpoint, North Carolina	46	WXLV WMYV WXLV	Primary Primary Second	O&O O&O	ABC MNT The Country Network	4 of 6 5 of 6	12/01/04 (e) 12/01/04 (e)
Buffalo, New York	52	WUTV WNYO WUTV	Primary Primary Second	O&O O&O	FOX MNT The Country Network	4 of 6 6 of 6	6/01/15 6/01/15
Providence, Rhode Island/ New Bedford, Massachusetts	53	WLWC WLWC	Primary Second	O&O	CW LATV	5 of 7	4/01/15
Richmond, Virginia	57	WRLH WRLH	Primary Second	O&O	FOX This TV and MNT	4 of 6	10/01/12 (f)
Albany, New York	58	WRGB WCWN WRGB WCWN	Primary Primary Second Second	O&O O&O	CBS CW This TV CBS(p)	1 of 6 5 of 6	6/01/15 6/01/15
Mobile, Alabama/Pensacola, Florida	60	WEAR WPMI WJTC WFGX WEAR WPMI	Primary Primary Primary Primary Second Second	O&O OSA(q) OSA(q) O&O	ABC NBC IND This TV and MNT The Country Network The Weather Authority Network	2 of 7 4 of 7 5 of 7 7 of 7	2/01/13 (f) 4/01/13 2/01/13 (f) 2/01/13 (f)
Dayton, Ohio	63	WKEF WRGT WRGT	Primary Primary Second	O&O LMA(g)	ABC FOX This TV and MNT	3 of 5 4 of 5	10/01/13 10/01/05 (e)
Lexington, Kentucky	64	WDKY	Primary	O&O	FOX	4 of 6	8/01/13
Charleston/Huntington, West Virginia	65	WCHS WVAH WVAH	Primary Primary Second	O&O LMA(g)	ABC FOX The Country Network	2 of 6 4 of 6	10/01/12 (f) 10/01/04 (e)

Market	Market Rank (a)	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Wichita/Hutchinson Plus, Kansas	66	KSAS (o) KMTW KSAS (o) KMTW	Primary Primary Second Second	O&O LMA(r)	FOX MNT Antenna TV The Country Network	4 of 6 6 of 6	6/01/14 6/01/14
Flint/Saginaw/Bay City, Michigan	67	WSMH WSMH	Primary Second	O&O	FOX The Country Network	3 of 6	10/01/13
Des Moines, Iowa	72	KDSM KDSM	Primary Second	O&O	FOX The Country Network	4 of 6	2/01/14
Rochester, New York	78	WUHF WHAM WHAM	Primary Primary Second	O&O(i) OSA(s)	FOX ABC CW	not available not available	6/01/15 6/01/15
Portland, Maine	80	WGME	Primary	O&O	CBS	2 of 6	4/01/15
Cape Girardeau, Missouri/Paducah, Kentucky	81	KBSI WDKA KBSI WDKA	Primary Primary Second Second	O&O LMA	FOX MNT MNT The Country Network	4 of 6 5 of 6	2/01/14 8/01/13
Springfield/Champaign/ Decatur, Illinois	83	WICS WICD WRSP WBUI WCCU WICS WRSP WCCU WBUI	Primary Primary Primary Primary Primary Second Second Second Second	O&O O&O OSA OSA OSA	ABC ABC FOX CW FOX The Country Network ME TV ME TV This TV	3 of 6 3 of 6 (m) 4 of 6 5 of 6 4 of 6 (n)	12/01/05 (e) 12/01/13 12/01/13 12/01/13 12/01/13
Syracuse, New York	84	WSYT WNYS WSYT	Primary Primary Second	O&O LMA	FOX MNT The Country Network	4 of 6 5 of 6	6/01/15 6/01/15
Madison, Wisconsin	85	WMSN WMSN	Primary Second	O&O	FOX The Country Network	4 of 6	12/01/13
Chattanooga, Tennessee	87	WTVC WTVC	Primary Second	O&O	ABC This TV	1 of 6	8/01/13
Cedar Rapids, Iowa	90	KGAN KFXA KFXA	Primary Primary Second	O&O OSA(j)	CBS FOX The Country Network	3 of 4 4 of 4	2/01/06 (e) 2/01/14
Charleston, South Carolina	98	WTAT WMMP WMMP	Primary Primary Second	LMA(g) O&O	FOX MNT The Country Network	4 of 6 5 of 6	12/01/04 (e) 12/01/04 (e)
Tallahassee, Florida	106	WTWC WTWC	Primary Second	O&O	NBC The Country Network	3 of 6	2/01/13 (f)
Lansing, Michigan	115	WLAJ WLAJ	Primary Second	O&O(u)	ABC CW	4 of 6	10/01/13
Peoria/Bloomington, Illinois	116	WYZZ WYZZ	Primary Second	O&O(i)	FOX The Country Network	not available	12/01/13
Medford, Oregon	140	KTVL KTVL	Primary Second	O&O	CBS CW	2 of 6	2/01/15
Beaumont, Texas	141	KFDM KBTV KFDM KBTV	Primary Primary Second Second	O&O OSA(q)	CBS FOX CW Bounce Network	1 of 6 3 of 6	8/01/14 8/01/06 (e)

(a)         Rankings are based on the relative size of a station’s DMA among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of September 2012.

(b)         “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “OSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

(c)          When we negotiate the terms of our network affiliations or program service arrangements, we negotiate on behalf of all of our stations affiliated with that entity simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements.  A summary of these expiration dates for our primary channels as of December 31, 2012 is as follows:

Network/ Program Service Arrangement	Expiration Date
FOX	Of the 24 agreements, 22 agreements expire on December 31, 2017 and 2 expire on June 30, 2014
MNT	All 19 agreements expire in the Fall of 2014
ABC	Of the 12 agreements, 9 agreements expire on August 31, 2015, 2 agreements expire on December 31, 2015 and 1 agreement expires on December 31, 2017
CW	All 16 agreements expire on August 31, 2016
CBS

Of the 11 agreements, 4 agreements expire on January 31, 2016, 2 agreements expire on June 2, 2016, 1 agreement expires December 31, 2016, 2 agreements expire on April 29, 2017 and 2 agreements expire on December 31, 2018

NBC	Of the 3 agreements, 2 expire on January 1, 2016 and 1 expires on January 1, 2017
Azteca	Agreement expired on February 8, 2013 (t)

(d)   The first number represents the rank of each station in its market and is based upon the November 2012 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2012.  This information is provided to us in a summary report by Franco Research Group.

(e)   We, or subsidiaries of Cunningham Broadcasting Company (Cunningham), timely filed applications for renewal of these licenses with the FCC.  Unrelated third parties have filed petitions to deny or informal objections against such applications.  We opposed the petitions to deny and the informal objections and those applications are pending.  See Note 10. Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for more information.

(f)    We timely filed applications for renewal of these licenses with the FCC.  We are currently waiting for FCC approval.

(g)   The license assets for these stations are currently owned by a subsidiary of Cunningham.

(h)   We have entered into an outsourcing agreement with the unrelated third party owner of WNAB-TV to provide certain non-programming related sales, operational and administrative services to WNAB-TV. On July 21, 2005, we filed with the FCC an application to acquire the license television broadcast assets of WNAB-TV in Nashville, Tennessee.  The Rainbow / PUSH Coalition (“Rainbow / PUSH”) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations also located in Nashville.  The FCC is in the process of considering the transfer of the broadcast license and we believe the Rainbow / PUSH petition has no merit.

(i)    We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the assets of these stations and to program and control each station’s operations.

(j)    On February 1, 2008, we entered into an outsourcing agreement with the unrelated third party owner of KFXA-TV to provide certain non-programming related sales, operational and administrative services to KFXA-TV. During 2008, we entered into an agreement with this unrelated third party for the right to acquire the FCC license of KFXA-TV in Cedar Rapids, Iowa, pending FCC approval.

(k)   On February 16, 2012, we entered into an outsourcing agreement with the unrelated third party owner of WWHO-TV to provide certain non-programming related sales, operational and administrative services to WWHO-TV.

(l)    WDBB-TV simulcasts the programming broadcast on WTTO-TV pursuant to a programming services agreement.  The station rank applies to the combined viewership of these stations.  In fourth quarter 2010, the FCC approved Cunningham’s acquisition of WDBB’s license assets.  In February 2011, Cunningham acquired the license assets and we will continue to operate WDBB pursuant to a LMA agreement.

(m)  WICD-TV, a satellite of WICS-TV under FCC rules, simulcasts all of the programming aired on WICS-TV except the news broadcasts.  WICD-TV airs its own news broadcasts.  The station rank applies to the combined viewership of these stations.

(n)   WCCU-TV, a satellite of WRSP-TV under FCC rules, simulcasts all of the programming aired on WRSP-TV.  The station rank applies to the combined viewership of these stations.

(o)   KAAS-TV, KOCW-TV, KSAS-LD-TV and KAAS-LD-TV are satellites of KSAS-TV under FCC rules.  These stations simulcast all of the programming aired on KSAS-TV’s primary and secondary channels.

(p)   These stations are rebroadcasting program content from one of the primary stations listed within the same market.

(q)   On December 1, 2012, Deerfield Media, Inc. (Deerfield) purchased from us the license assets of KMYS-TV and WSTR-TV, which we previously owned.  Also, on December 1, 2012, Deerfield purchased the license assets of WPMI-TV and WJTC-TV from Newport Television LLC (Newport) and KBTV-TV from Nexstar Broadcasting, Inc. (Nexstar).  Concurrently, we entered into an outsourcing agreement with Deerfield to provide certain non-programming related sales, operational and administrative services to these stations.

(r)    In December 2012, we acquired Newport’s rights under the local marketing agreements with WLYH-TV and KMTW-TV, as well as options to acquire the license assets of these stations.

(s)    On December 1, 2012, we purchased the non-license assets of WHAM-TV from Newport.  Deerfield purchased the license assets of WHAM-TV on February 1, 2013.  We entered into an outsourcing agreement with Newport, on December 1, 2012, to provide certain non-programming related sales, operational and administrative services to WHAM-TV, which was terminated upon Deerfield acquiring the license assets on February 1, 2013.

(t)    The station is continuing to operate under the existing affiliation agreement with Azteca on a temporary basis while we negotiate a new affiliation agreement.

(u)   Effective March 1, 2013, we closed on the sale of the assets of WLAJ-TV.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 40 stations in 23 markets, including two stations which have a local news sharing agreement with a competitive station in that market.  We have 11 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

Television advertising prices are primarily based on ratings information measured and distributed by Nielsen.  In 2010, the Media Rating Council, an independent organization that monitors rating services, revoked Nielsen’s accreditation in the 154 markets in which Nielsen measures ratings exclusively by its diary methodology.  As of March 1, 2013, approximately 22 of our 46 markets are diary only markets.  For certain markets, including some of our diary only markets, we entered into a contract with Rentrak Corporation, an alternative rating service provider, that uses set-top box television measurements to provide us additional measurement information to the ratings services Nielsen provides.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 507 sales account executives and local sales managers company-wide.  Excluding political advertising revenue, 70.0% of our net time sales were local for the year ended December 31, 2012, compared to 71.1% in 2011.  Excluding political, local revenues have increased 21.6% during 2012 versus 2011. Market share survey results reflect that our stations’ share of the local television advertising market, held stable at approximately 19.0% in 2012 and 2011.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

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

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  We have developed new ways to bundle online, mobile text messaging and social media advertising with our traditional commercial broadcasting model.  We plan to continue to expand our efforts in this area.  In addition, we are making progress on standardizing and implementing a viable business platform for mobile DTV.  See Mobile Digital Broadcast Television (mobile DTV) section below.  We continue to explore new opportunities and plan to implement new initiatives in 2013.

Retransmission Consent Agreements.  We have retransmission consent agreements with MVPDs, such as cable, satellite and telecommunications operators in our markets.  MVPDs compensate us for the right to retransmit our broadcast signals.  Our successful negotiations with MVPDs have created agreements that now produce meaningful sustainable revenue streams.

Ownership Duopolies and Utilization of Local Marketing Agreements.  We have sought to increase our revenues and improve our margins through the ownership of two stations in a single market, called a duopoly, and by providing programming services pursuant to a LMA to a second station in DMAs where we already own one station.  Duopolies and LMAs allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures.  We also believe these arrangements enable us to air popular programming and contribute to the diversity of programming within each DMA.  Although under the FCC ownership rules released in June 2003 (the 2003 Rules), we would be allowed to continue to program most of the stations with which we have a LMA, in the absence of a waiver, the 2003 Rules would require us to terminate or modify three of our LMAs.  Although there can be no assurances, we have studied the application of the 2003 Rules to our markets and believe we qualify for waivers for such stations.  Under the ownership rules established in 2008, we may be required to terminate or modify three more of our LMAs that we executed after November 5, 1996.  We also may be required to terminate or modify three other LMAs that we executed prior to November 5, 1996, if the FCC subsequently initiates a case-by-case review of those LMAs and determines not to extend the grandfathering period.  For additional information, refer to Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements / Joint Sales Agreements (JSAs).  In addition to our LMAs, we have entered into nine (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets.  Pursuant to these agreements, seven of our stations currently provide services to one or more stations in each’s respective market and another party provides services to two of our stations.  We believe the outsourcing structure allows stations to achieve operational efficiencies and economies of scale, which should improve broadcast cash flow and competitive positions and better serve the viewers in the community.  While television JSAs are not currently “attributable,” as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television JSAs should be attributable. The FCC is also considering the attribution of JSAs as part of its 2010 Quadrennial Regulatory Review of its broadcast ownership rules, released on December 22, 2011.  Both of these proceedings remain pending and we cannot predict the outcome, nor can we predict how many changes, together with possible changes to ownership rules, would apply to our existing outsourcing agreements.  See Local Marketing Agreements under the Federal Regulation of Television Broadcasting section below and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  We are airing second and third digital channels comprised of: CBS (rebroadcasted content from other primary channels within the same market); The CW; MyNetworkTV; This TV, independent programming; ME TV; Weather Radar; The Weather Authority Network; Live Well Network, Antenna TV; Bounce Network; the Country Network; and Estrella TV, LATV, Azteca and Telemundo, Spanish-language television networks.  In addition, as noted below, we believe mobile DTV will serve as an additional use of our digital spectrum. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Broadcast Television (mobile DTV).  We are a founding member of the Open Mobile Video Coalition (OMVC) and Mobile500 (M500).  The OMVC was an alliance of U.S. commercial and public broadcasters formed to accelerate the development and rollout of mobile DTV products and services. The OMVC, which is now part of the National Association of Broadcasters (NAB), was committed to maximizing and developing the full potential of the digital television spectrum.  We believe mobile DTV will quickly provide for another viable use of our local stations’ programming.  The OMVC, working within the Advanced Television Systems Committee (ATSC), has developed a mobile broadcasting standard that allows digital television to be broadcast to numerous mobile devices including smart phones, laptop computers, tablet devices, video screens in vehicles, portable video players and other mobile and portable devices.  In order to receive mobile DTV signals, these devices require a mobile DTV receiver.  We believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals.  We have installed and are running mobile DTV services at WSYX-TV and WTTE-TV both in Columbus, Ohio, and Cunningham has been approved to test advanced services (including mobile broadcasting and 4K-Ultra High Definition TV) on WNUV-TV in Baltimore. With respect to WNUV-TV, the FCC granted the station authority to operate an experimental facility in order to evaluate the performance of the Second Generation Digital Video Broadcasting — Terrestrial (DVB-T2) throughout the WNUV-TV service area.  We will gauge our plans on the successes of these first markets, and deploy within remaining markets accordingly.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry.  We believe our national reach of over 27.3% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices.  Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff and detailed long-term planning models.

Popular Sporting Events.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and certain high school sports.  We seek to expand our sports broadcasting in DMAs as profitable opportunities arise such as our purchase of the Ring of Honor professional wrestling franchise in May 2011.  Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC have network arrangements to broadcast certain NBA basketball games, MLB baseball games, NFL football games, NHL hockey games, NASCAR races and PGA golf events, as well as other popular sporting events.

Strategic Realignment of Station Portfolio.  We continue to examine our television station group portfolio in light of the 2003 Rules.  For a summary of these rules, refer to Ownership Matters, discussed under Federal Regulation of Television Broadcasting.  Our objective has been to build our local franchises in the markets we deem strategic.  We routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps.  At any given time, we may be in discussions with one or more television station owners.

Non-broadcast Investments.  We have sought ways to diversify our business and return additional value to our shareholders through investments in non-broadcast based businesses and real estate.  We carry investments in various companies from different industries including sign design and fabrication and security alarm monitoring and bulk acquisition.  In addition, we invest in various real estate ventures including developmental land, operating commercial real estate properties and apartments.  We also invest in private equity and structured debt / mezzanine financing investment funds.  Currently, operating results from our investments represent a small portion of our overall operating results.  Our ability to make additional investments is limited by the restrictions of our amended senior secured credit facility (Bank Credit Agreement).  Activity related to our investments is included in our other operating divisions segment.

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

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets, which we program pursuant to LMAs: WTAT-TV, Charleston, South Carolina and WMYA-TV, Anderson, South Carolina.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WMYA-TV, raising essentially the same arguments presented in the Free Press petition.  The FCC is in the process of considering these renewal applications and we believe the objections have no merit.

On July 21, 2005, we filed with the FCC an application to acquire the license television broadcast assets of WNAB-TV in Nashville, Tennessee.  The Rainbow / PUSH Coalition (Rainbow / PUSH) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC is in the process of considering the transfer of the broadcast license and we believe the Rainbow / PUSH petition has no merit.

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WICS-TV and WICD-TV in Springfield / Champaign, Illinois.  Subsequently, various viewers filed informal objections requesting that the FCC deny these renewal applications.  On September 30, 2005, we filed an application with the FCC for the renewal of the broadcast license for KGAN-TV in Cedar Rapids, Iowa.  On December 28, 2005, an organization calling itself “Iowans for Better Local Television” filed a petition to deny that application.  In April 2009, the FCC granted the license renewal application for WICD-TV.  The FCC is in the process of considering the WICS-TV and KGAN-TV renewal applications and we believe the objections and petitions requesting denial have no merit.

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

The FCC has made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan,” a program that was aired during ABC’s network programming time.  We were concerned that since the program contained the use of the “F-word” (indecent material as defined by the FCC) airing the programming could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the

FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC and the FCC will not rule beforehand as this may be considered a restriction of free speech.  For example, in September 2006, we preempted a CBS network documentary on the events that happened on September 11, 2001 because the program contained what some have argued is indecent material and the FCC would not provide, in advance of the airing of the documentary, any guidance on whether that material was appropriate in the context of the program.  In 2007, the U.S. Court of Appeals for the Second Circuit held that the FCC’s indecency policy regarding “fleeting expletives” was arbitrary and capricious when the FCC determined that “fleeting expletives” aired during the Golden Globes and Billboard Music Awards violated its indecency rules.  The FCC challenged the decision and the case was argued before the Supreme Court in November 2008.  Also in 2008 the U.S. Court of Appeals for the Third Circuit rejected an FCC decision concluding, among other things, that a fleeting display of nudity during the Superbowl halftime show was indecent.  On April 28, 2009, the Supreme Court overturned the Golden Globes and Billboard Music Awards decision of the Second Circuit and held that the FCC had adequately justified its departure from prior decisions in determining that it could sanction a station for a single “F-word” or “S-word” broadcast on that station.  However, the Supreme Court also remanded the case back to the Second Circuit for further consideration to resolve any First Amendment Constitutional issues raised by the FCC’s enforcement policy.  On May 16, 2009, the Supreme Court remanded the Superbowl halftime show case to the Third Circuit in order to consider the impact of the Supreme Court’s Golden Globes and Billboard Music Awards decision and to consider the same First Amendment issues that were remanded to the Second Circuit.  On July 13, 2010, the Second Circuit struck down the FCC’s indecency policy in its entirety.  On June 21, 2012, the Supreme Court vacated the Second Circuit’s decision that the FCC’s enforcement of its indecency rules was unconstitutional.  Although the Supreme Court refused to address whether the FCC’s indecency rules and the enforcement of them was unconstitutional, it did find that the agency did not give ABC and Fox “fair warning” that they could be fined for so-called “fleeting expletives” and nudity. The Court’s opinion permits the FCC to modify its current indecency policy.  It is unclear when the FCC might act as a result of the Court’s ruling and the FCC’s unclear policy make it difficult for us to determine what may be indecent programming.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately 81.3% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

In February 2008, the FCC released a Report and Order that, with the exception of the newspaper / broadcast cross-ownership rule, essentially re-adopts the ownership rules the FCC originally introduced in 1999 and has enforced since then.

The relevant 2008 ownership rules are as follows:

Radio / Television Cross-Ownership Rule.  The FCC’s radio / television cross-ownership rule (the “one to a market” rule) generally permits a party to own a combination of up to two television stations and six radio stations in the same market, depending on the number of independent media voices in the market.

Newspaper / Broadcast Cross-Ownership Rule.  The FCC’s rule generally prohibits the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  However, the FCC will presume that, in the top 20 DMAs, it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following circumstances, a daily newspaper and a television station if: (1) the television station is not ranked among the top-four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA.  The FCC will presume that all other newspaper / broadcast mergers are not in the public interest, but it will allow applicants to seek a waiver and rebut this presumption by clear and convincing evidence that, post-merger, the merged entity will increase the diversity of independent news outlets and increase competition among independent news sources in the relevant market.

In addition, expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules, Department of Justice (DOJ) review and any changes the FCC or Congress may adopt.  On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV JSAs and SSAs meaning potentially making JSAs and SSAs count as ownership interests in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  The proceeding remains pending.  Any further relaxation of the FCC’s ownership rules may increase the level of competition in one or more markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes.  Conversely, any such relaxation or invalidation of such rules may provide us the opportunity to expand should we have the resources and find the terms advantageous.

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

All but nine of the stations we own and operate, or to which we provide programming services, are UHF.  We reach over 27% of U. S. television households or 14.6% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is Grade B overlap between the two stations’ broadcast signals and generally may own two stations in the same market:

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

In July 2006, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision.  In January 2008, the FCC released an order containing ownership rules that re-adopted the 1999 rules.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the 1999 rules.  Those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) and in November 2008, transferred by the Ninth Circuit to the Third Circuit and on July 7, 2011, the Third Circuit upheld the FCC’s local television ownership rules.  On December 5, 2011, we joined with a number of other parties on a Petition for a

Writ of Certiorari filed with the Supreme Court requesting that the Court overrule the decision of the Third Circuit.  That request was denied by the Supreme Court.

On November 15, 1999, we entered into an agreement to acquire WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham, but that transaction was denied by the FCC.  Since none of the FCC rule changes ever became effective, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow / PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications and denied the Rainbow / PUSH petition due to the above mentioned 2003 Third Circuit decision.  Rainbow / PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow / PUSH petition is without merit.

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

Must-Carry / Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.  We have elected to exercise our retransmission consent rights with respect to all our stations.  This election was made by October 1, 2011 for the period January 1, 2012 through December 31, 2014.  By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA, in general, as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.  These must-carry rights are not absolute and their exercise is dependent on variables such as:

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

Syndicated Exclusivity / Territorial Exclusivity

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

DTV channels are generally located in the range of channels from channel 2 through channel 51.  All commercial stations were required to begin digital broadcasting on May 1, 2002.  In 2005, Congress passed legislation establishing a hard deadline of February 17, 2009 by which broadcasters were required to cease using their analog channel.  On February 4, 2009, Congress passed the “DTV Delay Act” that extended the date for the completion of the DTV transition from February 17, 2009 to June 12, 2009.  All of the television stations we own or to which we provide services are operating on authorized post-transition digital facilities as of March 1, 2013.

We operate our television stations at different power levels pursuant to our FCC licenses, applicable permits or special temporary authority granted by the FCC.  The following table is a summary of our operating status as of March 1, 2013:

DTV Operating Status	# of Stations(a)
Owned stations operating with approved digital license, at full power (b)	61
LMA / JSA stations operating with approved digital license, at full power	23
84

(a)         WWHB-CA and WTCN-CA both in West Palm Beach, Florida, are two low power analog stations not included in this table.

(b)         WLAJ-TV was excluded from number of stations because it was sold effective March 1, 2013.

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

We believe that the following developments regarding the FCC’s digital regulations may have effects on us:

Digital must-carry.  In February 2005, the FCC adopted an order stating that cable television systems are required to carry a must-carry station’s primary video stream but is not required to carry any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.  On September 11, 2007, the FCC adopted an order requiring, after the digital transition, all cable operators to make the primary digital stream of must-carry television stations viewable by all cable subscribers, regardless of whether they are using analog or digital television equipment.  The FCC indicated that it would consider requests for a waiver of this requirement by small cable system operators, where compliance with that requirement would be unduly burdensome.  In March 2008, the FCC adopted an order requiring satellite carriers to carry digital-only stations upon request in markets in which the satellite carriers are providing local-into-local service pursuant to the statutory copyright license.  The FCC also required that satellite carriers carry the HD signals of digital-only stations in HD format if any broadcaster in the same market is carried in HD.  This latter requirement is being implemented over a four-year phase-in period which started in February 2009.  Accordingly, until February 2013, satellite carriers will be permitted in a certain percentage of markets to choose what HD signals it will carry.  Any impairment on viewers’ ability to obtain our digital HD signals retransmitted by satellite in markets in which we operate could result in a loss of viewers for those stations and could negatively impact station revenues. On June 11, 2012, the FCC issued an Order which sunsets the commission’s viewability rules for larger cable systems on December

12, 2012, which requires hybrid, analog-digital cable systems to offer viewers TV broadcast signals in an analog format so that viewers with older analog television sets can continue to receive them.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Our television stations are experimenting with broadcasting on second and third digital channels in accordance with these rules, airing various alternative programming formats.  We are airing second or third digital channels comprised of: The CW; MyNetworkTV, ME TV, Weather Radar, The Weather Authority Network, Live Well Network, Antenna TV, Bounce Network and the Country Network, music video providers; This TV, independent programming; Estrella TV, LATV, Azteca and Telemundo, Spanish-language television networks; and CBS, rebroadcasted content from other primary channels within the same market.

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

Localism.  On October 27, 2011, the FCC issued an Order vacating its 2008 decision proposing to update the way television broadcasters inform the public about how they are serving their local communities.  Specifically, the FCC has adopted rules to largely replace the requirement that television stations maintain a paper public file at their main studios with a requirement to submit documents for inclusion in an online public file to be hosted by the FCC.  The new rules took effect on August 2, 2012. On and after August 2, 2012, broadcasters will post to the online public file any new documents that they determine must be placed in the public file.  Broadcasters will have six months after August 2, 2012 to post existing documents that were part of the public file prior to August 2, except in the case of the political file.  With respect to the political file only, broadcasters are not required to upload any such documents that were part of their public file prior to August 2. Instead, only newly created political file documents must be uploaded.  In addition, smaller broadcasters not affiliated with the top four networks in the top 50 markets are not required to post their political file documents to their online public file until July 1, 2014.In a related proceeding, on November 14, 2011, the FCC released a Notice of Inquiry regarding the use of a standardized disclosure form for television stations to provide the public with the information on how stations are serving the public interest in an effort to help stations meet their obligation to provide programming that addresses a local community’s needs and interests.

Closed Captioning.  In November 2008, the FCC issued a declaratory ruling clarifying certain closed captioning obligations for stations transmitting digital programming, including the obligation to transmit captions in analog standard after the DTV transition and simplifying the close captioning complaint process for consumers. The 21st Century Communications and Video Accessibility Act (CVAA) requires that all nonexempt full-length video programming delivered over the Internet that first appeared on TV in the United States with captions also be captioned online.  The first compliance deadline for the FCC’s new rules for the closed captioning of video programming delivered via Internet protocol (i.e., IP video), as required by the CVAA, was September 30, 2012.  The effective date of the new rules was April 30, 2012, and all video programming that appeared on television with captions after that date is considered “covered IP video” and will need to be captioned when being shown online in the future. “Video programming” is defined as “programming by, or generally considered comparable to programming provided by a television broadcast station.” Beginning September 30, 2012, all pre-recorded programming not edited for Internet distribution must be captioned for online viewing. Pre-recorded programming is defined as programming other than live or near-live programming.  Beginning March 30, 2013, all live and near-live programming must be captioned for online viewing. Live programming is defined as programming that airs on TV “substantially simultaneously” with its performance (i.e., news and sporting events). Near-live programming is video programming that is performed and recorded less than 24 hours prior to the first time it aired on television (i.e., the “Late Show with David Letterman”).  Beginning September 30, 2013, all pre-recorded programming that is edited for Internet distribution must be captioned for online viewing. Programming edited for Internet distribution means video programming for which the TV version is “substantially edited” prior to its Internet distribution.

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

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV JSAs and SSAs meaning potentially making JSAs and SSAs count as an ownership interests in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  The proceeding remains pending.

Congress recently passed legislation providing the FCC with authority to conduct so-called “incentive auctions” to begin the process of auctioning and repurposing broadcast television spectrum for mobile broadband use.  Incentive auction authority allows the FCC to share the proceeds of spectrum auctions with incumbent television station licensees who give up their licenses (or in some cases, move to a different channel) to facilitate spectrum auctions.  The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction.  The FCC would then “repack” non-tendering broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band.  The proposals for television stations to participate in the “incentive auctions” are voluntary and at this time we have not decided whether the company will participate on behalf of any of its stations. On September 28, 2012, the FCC voted in favor of a Notice of Proposed Rulemaking that launches the incentive auction process to clear a portion of the television band that will make way for mobile broadband use. Public comments on the FCC’s proposals are due on January 25, 2013, with reply comments due on March 12, 2013. At this time we cannot predict the final outcome of this proceeding.

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

EMPLOYEES

As of March 1, 2013, we had approximately 4,000 employees.  Approximately 260 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

We rely on sales of advertising time for most of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; however, for the year ended December 31, 2012, automobile advertising represented 20.8% of our net time sales;

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

After a severe economic recession in 2008 and 2009 that affected our advertising revenue, we experienced a rebound in advertising spending in 2010 due primarily to a resurgence of the automotive industry, our largest advertising category, and a contentious mid-term election resulting in record political revenues. In 2012, we recorded record levels of political advertising and benefited from strong results in our automotive advertising category. There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $2,273.4 million at December 31, 2012, compared to the book value of shareholders’ deficit of $100.1 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2012, approximately $899.5 million principal amount of our recourse debt relates to the Bank Credit Agreement.

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

At December 31, 2012, we had $49.5 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement, all of which was available under our current borrowing capacity.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

Our strategic acquisitions could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity and the availability of attractive acquisition candidates, with the goal of improving our business.  During 2012, we acquired certain assets related to, and began operating 29 television stations plus the license assets of WTTA-TV in Tampa / St. Petersburg, Florida, a television station which we programed pursuant to an LMA prior to December 1, 2012.

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

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities.  The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

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

•                  the possibility that our business partners, such as our counterparties to our outsourcing and news share arrangements, could be negatively impacted and our ability to maintain these business relationships could also be impaired; and

•                  our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired;

•                  our ability to make certain capital expenditures may be significantly impaired.

We must purchase television programming in advance based on expectations about future revenues.  Actual revenues may be lower than our expectations.  If this happens, we could experience losses that may make our securities less valuable.

One of our most significant costs is television programming.  Our ability to generate revenue to cover this cost may affect the value of our securities.  If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program.  Since we generally purchase programming content from others rather than producing such content ourselves, we have limited control over the costs of the programming.  Often we must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming.  We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.  Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.

We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, which could increase our costs and/or reduce revenue.

Out of our 84 full power television stations that we own and operate, or to which we provide (or for which we are provided) programming services and/or sales services, 83 are affiliated with networks, as of March 1, 2013.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues. Upon the termination of any of our network affiliation agreements, we would be required to establish a new network affiliation agreement for the affected station with another network or operate as an independent station.  At such time, the remaining value of the network affiliation asset could become impaired and we would be required to record impairment charges to write down the value of the asset to its estimated fair value.

We may not be able to negotiate our network affiliation agreements or program service arrangements at terms comparable to or more favorable than our current agreements upon their expiration.

As network affiliation agreements come up for renewal, we (or licensees of the stations we provide programming and/or sales services to), may not be able to negotiate terms comparable to or more favorable than our current agreements.  On March 25, 2010, we agreed to terms on a renewal of nine of our ABC network affiliation agreements, expiring on August 31, 2015.  On January 24, 2011, we extended 16 of our MyNetworkTV affiliation agreements, expiring fall 2014. In 2011 we extended ten of our CW network affiliation agreements, expiring August 31, 2016.  On May 14, 2012, we agreed to terms of renewal of 20 FOX network affiliation agreements, expiring December 31, 2017.  Pursuant to the terms, we are required to pay an annual license fee to ABC and a network programming fee to FOX for network programming.  Effective January 1, 2013, we extended two of our CBS affiliation agreements, expiring December 31, 2018.

During 2012, we entered into agreements to purchase television stations.  With these purchases, we acquired six CW affiliation agreements that will also expire on August 31, 2016, four FOX affiliation agreements two of which expire on December 31, 2017 and two that expire on June 30, 2014, two NBC affiliation agreements that expire January 1, 2016, three ABC affiliation agreements two of which expire on December 31, 2015, and one that expires on December 31, 2017, nine CBS affiliation agreements two of which expire on April 29, 2017, four that expire on January 31, 2016, two that expire June 2, 2016 and one that expires on December 31, 2016. We also acquired three MyNetworkTV affiliation agreements that will expire in the Fall of 2014 and one Azteca affiliation agreement which expired on February 8, 2013. The Azteca station operates under the existing affiliation agreement on a temporary basis while we negotiate a new affiliation agreement.

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

As retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain of our networks or program service providers with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements.  There can be no assurances that the amounts shared will not increase at expiration of the current contracts.

The effects of the economic environment could require us to record an asset impairment of goodwill and broadcast licenses.

We are required to analyze goodwill and certain other intangible assets for impairment.  The accounting guidance establishes a method of testing goodwill and broadcast licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.

At least annually, we assess our goodwill and broadcast licenses for impairment.  To perform this assessment, we review certain qualitative factors to conclude whether it is more likely than not that goodwill or broadcast licenses are impaired. If we conclude it is more likely than not that goodwill or broadcast licenses are impaired, we estimate the fair value of our reporting units or broadcast licenses using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals. We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates and comparable multiples that would be used by market participants in an arms-length transaction.  If these growth rates or multiples decline, or if the discount rate increases, our goodwill and/or broadcast licenses’ carrying amounts could be in excess of the estimated fair values.  An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations in the future.  As of December 31, 2012, we had approximately $1,074.0 million and $85.1 million of goodwill and broadcast licenses, respectively.  As of December 31, 2012, goodwill and broadcast licenses in aggregate represented 42.5% of our total assets.  For additional information regarding impairments to our goodwill and broadcast licenses, see Note 5. Goodwill, Broadcast Licenses and Other Intangible Assets in the Notes to our Consolidated Financial Statements.

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

The Smiths own businesses that lease real property and tower space to us and engage in other transactions with us.  Trusts established for the benefit of the children of our controlling shareholders and the estate of Carolyn C. Smith, a parent of our controlling shareholders, own Cunningham, our LMA partner in seven markets.  In addition, we have been granted the rights to acquire, subject to applicable FCC rules and regulations, Cunningham (although the present rules and regulations of the FCC would not allow us to control the stations of Cunningham (the Cunningham Stations) if we continue to hold television stations in the same market as the Cunningham Stations).  The Smiths owned a controlling interest in Bay Television, Inc. (Bay TV), a company that owned WTTA-TV in Tampa / St. Petersburg, Florida, a television station which we programed pursuant to an LMA since 1999. On December 1, 2012 we acquired the assets of WTTA-TV that Bay TV owned and our LMA with Bay TV was terminated.  David D. Smith, Frederick G. Smith, J.

Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  David Smith owns an interest (less than 3%) in Towson Row LLC, a real estate venture, which we also hold an interest.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 81.3% of the common stock voting rights of us as of March 1, 2013 and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until June 13, 2015.

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

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent.  Although both broadcast network and our on-air talent have generally been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC.  In addition, entertainment and sports programming provided by broadcast networks may contain content that is in violation of the indecency rules promulgated by the FCC.  Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming.  We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency.  In addition, in 2006, Congress dramatically increased the penalties for broadcasting indecent programming and potentially subjects broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material.  We are currently subject to pending FCC inquiries and proceedings relating to alleged violations of indecency, sponsorship identification, children’s programming and captioning rules.  There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided.

In addition, action on many license renewal applications, including those we have filed, has been delayed because of, among other reasons, the pendency of complaints that programming aired by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification, children’s programming and captioning rules.  As of March 1, 2013, 16 of our renewal applications were subject to such complaints.  We cannot predict when the FCC will address these complaints and act on the renewal applications.  We continue to have operating authority until final action is taken on our renewal applications.

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license.  Our FCC licenses and those of the licensees for which we provide services to pursuant to LMAs, JSAs and SSAs are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

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

In June 2003, the FCC adopted new multiple ownership rules.  In September 2003, the Court of Appeals for the Third Circuit stayed the effectiveness of the rules.  In June 2004, the court issued a decision which upheld a portion of such rules and remanded the matter, including the local television ownership rule, to the FCC for further justification of the rules.  The court left the stay of the 2003 rules in place pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, including the local television ownership rules.  In February 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings in the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit.  On July 7, 2011, the Third Circuit upheld the FCC’s local television ownership rules.  On December 5, 2011, we joined with a number of other parties on a Petition for a Writ of Certiorari filed with the Supreme Court requesting that the Court overrule the decision of the Third Circuit and that request was denied by the Supreme Court. Because the majority of the FCC’s rules were ultimately upheld, the rules do not allow us to control the Cunningham Stations if we continue to hold television stations in the same markets as the Cunningham Stations and could force us to terminate or modify the LMAs with the Cunningham Stations.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  We cannot assure you that we would be able to locate such a third party or that any such third party would continue the LMAs (or any alternative arrangements) with us on substantially similar terms that are as favorable to us or at all.

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV JSAs and SSAs meaning potentially making JSAs and SSAs count as an ownership interest in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  The proceeding remains pending.

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

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV in Anderson, South Carolina from Cunningham, but that transaction was denied by the FCC.  In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of, at the time, the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  The Rainbow / PUSH Coalition (Rainbow / PUSH) filed a petition to deny these five applications and to revoke all of our licenses on the grounds that such acquisition would violate the local television ownership rules.  The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow / PUSH petition.  Rainbow / PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the

Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  Both the applications and the associated petition to deny are still pending.  We believe the Rainbow / PUSH petition is without merit.  On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on these applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008.  In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated our petition seeking final FCC action on our applications with the petitions challenging the FCC’s current ownership rules and transferred the proceedings to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to the proceeding to dismiss the petition seeking final FCC action on the applications.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  In the event of any such assignments, new applications will have to be filed to reflect the third party as the applicant.  In that event, upon the closing of the assignment to such third party, our appeals relating to the 1999 local television ownership rules with respect to our three non-grandfathered LMAs may be moot and the three non-grandfathered LMAs may be terminated.

If we are required to terminate or modify our LMAs, our business could be affected in the following ways:

•                  Loss of revenues.  If the FCC requires us to modify or terminate existing LMAs, we would lose some or all of the revenues generated from those LMAs.  We would lose revenue because we will have less demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.  During the year ended December 31, 2012, we generated $112.1 million of net revenue from our 11 LMAs, which excludes the revenue of our LMA with Bay TV as we acquired the assets of WTTA-TV, that Bay TV owned, on December 1, 2012 and the LMA was terminated.

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

Use of outsourcing agreements

In addition to our LMAs, we have entered into nine (and may seek opportunities for additional) outsourcing agreements in which our stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets.  Pursuant to these agreements, seven of our stations currently provide services to one or more stations in each’s respective market and another party provides services to two of our stations.  For additional information, refer to Markets and Stations under the Television Broadcasting section.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television JSAs are not currently “attributable” under the FCC rules, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that JSAs should be attributable.  The FCC is also considering the attribution of JSAs as part of its 2010 Quadrennial Regulatory Review of its broadcast ownership rules, released on December 22, 2011. Both of these proceedings remain pending.  We cannot predict the outcome of these proceedings, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.  If the FCC were to determine that our outsourcing arrangements were “attributable,” we would have to terminate or restructure such arrangements on terms that may not be as advantageous to us as the current arrangements.

Failure of owner / licensee to exercise control

The FCC requires the owner / licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners / licensees of those stations with which we have LMAs or outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased under our LMAs and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner / licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios, especially the revocation of or denial of renewal of a license, might result in a reduction of our cash flow and an increase in our operating costs or margins.  In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

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

Congress recently passed legislation providing the FCC with authority to conduct so-called “incentive auctions” to begin the process of auctioning and repurposing broadcast television spectrum for mobile broadband use.  Incentive auction authority allows the FCC to share the proceeds of spectrum auctions with incumbent television station licensees who give up their licenses (or in some cases, move to a different channel) to facilitate spectrum auctions.  The legislation includes specific provisions governing incentive auctions of spectrum that is used by television broadcasters today.  The upper UHF bands allocated to television broadcasting will likely be used to provide service to mobile devices and are widely expected to draw bids from wireless operators at auction.  The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction.  Using models it has been developing for the last two years (and will continue to develop) the FCC would then “repack” non-tendering broadcasters into the lower portion of the UHF band auction new “flexible use” wireless licenses in the upper portion of the UHF band.  As a result of these changes, new companies will likely be able to enter our markets to compete with us. The proposals for television stations to participate in the incentive auctions are voluntary and at this time we have not decided whether the company will participate on behalf of any of its stations. On September 28, 2012, the FCC voted in favor of a Notice of Proposed Rulemaking that launches the incentive auction process to clear a portion of the television band that will make way for mobile broadband use.  Public comments on the FCC’s proposals were due on January 25, 2013, with reply comments due on March 12, 2013. At this time we cannot predict the final outcome of this proceeding.

Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues.  The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing Digital Video Recording playback and give broadcasters no credit whatsoever for viewing that occurs on a delayed basis after the original air date.  However, the effects of new ratings system technologies, including “people meters” and “set-top boxes,” and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.  In 2010, the Media Rating Council, an independent organization that monitors rating services, revoked Nielsen’s accreditation in the 154 markets it measures ratings exclusively by its diary methodology.  Approximately 39 of our stations are diary only markets as of March 1, 2013.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  Also, as of March 1, 2013, approximately 260 of our employees, including certain new employees at the stations we acquired during 2012, are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, including NBA basketball games, MLB baseball games, NFL football games, and other sporting events, and our viewership may be adversely affected by player strikes or lockouts, such as the recent NBA player lockout that threatened to cancel the NBA season, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, share-based compensation and broadcast rights, are complex and involve significant judgments. Changes in rules or their interpretation could significantly change our reported earnings and results of operations.

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

ITEM 1B.                           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  The following is a summary of our principal owned and leased real properties.  Approximately 111,000 square feet of leased office and warehouse buildings is related to our corporate facilities and is not included in the table below.  We believe that no one property represents a material amount of the total properties owned or leased.  See Item 1. Business, for a listing of our station locations.

Broadcast Segment	Owned	Leased
Office and studio buildings	953,618 square feet	358,957 square feet
Office and studio land	255 acres	5 acres
Transmitter building sites	119,991 square feet	68,908 square feet
Transmitter and tower land	1,244 acres	271 acres

Other Operating Divisions Segment	Owned	Leased
Office and warehouse buildings	—	74,040 square feet
Recreational land	722 acres	—
Real estate rental property	374,589 square feet	—
Land held for development and sale	1,721 acres	—

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

2012	High	Low
First Quarter	$12.95	$11.06
Second Quarter	$11.33	$7.92
Third Quarter	$12.56	$9.41
Fourth Quarter	$12.92	$10.39

2011	High	Low
First Quarter	$13.00	$7.82
Second Quarter	$12.70	$9.24
Third Quarter	$11.16	$6.90
Fourth Quarter	$11.50	$6.95

As of March 1, 2013, there were approximately 101 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

During 2011, our Board of Directors declared quarterly dividends on common stock, of $0.12 per share. Dividends of $0.12 per share were paid in March 2011, June 2011, September 2011 and December 2011, for total dividend payments of $0.48 per share for the year ended December 31, 2011.  During 2012, our Board of Directors declared a quarterly dividend of $0.12 per share in the months of February and May, which were paid in March and June, and $0.15 per share in the months of August and November, which were paid in September and December.  A special cash dividend of $1.00 per share was also declared in November 2012, which was paid in December, for total dividend payments of $1.54 per share for the year ended December 31, 2012.  In February 2013, our Board of Directors declared a quarterly dividend of $0.15 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.  Under the indentures governing our 9.25% Second Lien Notes, due 2017 (the 9.25% Notes), our 8.375% Senior Notes, due 2018 (the 8.375% Notes) and our 6.125% Notes, due 2022 (the 6.125% Notes), we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

Issuer Purchases of Equity Securities

During 2012, we did not repurchase any shares of Class A Common Stock or other equity securities of Sinclair.

ITEM 6.                                    SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 are included elsewhere in this report.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Net broadcast revenues (a)	$920,593	$648,002	$655,836	$555,110	$639,624
Revenues realized from station barter arrangements	86,905	72,773	75,210	58,182	59,877
Other operating divisions revenues	54,181	44,513	36,598	43,698	55,434
Total revenues	1,061,679	765,288	767,644	656,990	754,935

Station production expenses	255,556	178,612	154,133	142,415	158,965
Station selling, general and administrative expenses	171,279	123,938	127,091	122,833	136,142
Expenses recognized from station barter arrangements	79,834	65,742	67,083	48,119	53,327
Depreciation and amortization (b)	85,172	51,103	55,141	65,247	63,105
Amortization of program contract costs and net realizable value adjustments	60,990	52,079	60,862	73,087	84,422
Other operating divisions expenses	46,179	39,486	30,916	45,520	59,987
Corporate general and administrative expenses	33,391	28,310	26,800	25,632	26,285
Gain on asset exchange	—	—	—	(4,945)	(3,187)
Impairment of goodwill, intangible and other assets	—	398	4,803	249,799	463,887
Operating income (loss)	329,278	225,620	240,815	(110,717)	(287,998)

Interest expense and amortization of debt discount and deferred financing cost	(128,553)	(106,128)	(116,046)	(80,021)	(87,634)
(Loss) gain from extinguishment of debt	(335)	(4,847)	(6,266)	18,465	5,451
Income (loss) from equity and cost method investees	9,670	3,269	(4,861)	354	(2,703)
Gain on insurance settlement	47	1,742	344	11	—
Other income, net	2,233	1,717	1,865	1,448	3,000
Income (loss) from continuing operations before income taxes	212,340	121,373	115,851	(170,460)	(369,884)
Income tax (provision) benefit	(67,852)	(44,785)	(40,226)	32,512	121,362
Income (loss) from continuing operations	144,488	76,588	75,625	(137,948)	(248,522)
Discontinued operations:
Income (loss) from discontinued operations, net of related income taxes	465	(411)	(577)	(81)	(141)
Net income (loss)	$144,953	$76,177	$75,048	$(138,029)	$(248,663)
Net (income) loss attributable to noncontrolling interests	(287)	(379)	1,100	2,335	2,133
Net income (loss) attributable to Sinclair Broadcast Group	$144,666	$75,798	$76,148	$(135,694)	$(246,530)
Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings (loss) per share from continuing operations	$1.78	$0.95	$0.96	$(1.70)	$(2.87)
Basic earnings (loss) per share	$1.79	$0.94	$0.95	$(1.70)	$(2.87)
Diluted earnings (loss) per share from continuing operations	$1.78	$0.95	$0.95	$(1.70)	$(2.87)
Diluted earnings (loss) per share	$1.78	$0.94	$0.94	$(1.70)	$(2.87)
Dividends declared per share	$1.54	$0.48	$0.43	$—	$0.80

	Years Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$22,865	$12,967	$21,974	$23,224	$16,470
Total assets	$2,729,697	$1,571,417	$1,485,924	$1,590,029	$1,816,407
Total debt (c)	$2,273,379	$1,206,025	$1,212,065	$1,366,308	$1,362,278
Total (deficit) equity	$(100,053)	$(111,362)	$(157,082)	$(202,222)	$(58,700)

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

Executive Overview — a description of our business, financial highlights from 2012, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2012, 2011 and 2010, including comparisons between years and certain expectations for 2013; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

We have two reportable operating segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.  Our broadcast segment includes our stations.  Our other operating divisions segment primarily earned revenues in 2012 from sign design and fabrication; regional security alarm operating and bulk acquisitions; and real estate ventures.

STG, included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 9.25% Notes, the 8.375% Notes and the 6.125% Notes.  SBG is a guarantor under the Bank Credit Agreement, the 9.25% Notes, the 8.375% Notes and the 6.125% Notes.  Our Class A Common Stock, Class B Common Stock, the 4.875% Convertible Senior Notes due 2018 (the 4.875% Notes) and the 3.0% Convertible Senior Notes due 2027 (the 3.0% Notes) remain obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.

EXECUTIVE OVERVIEW

2012 Events

Acquisitions / Divestments:

•                  In January, we closed the acquisition of the assets of Four Points Media Group LLC (Four Points) for $200.0 million, and financed the acquisition with a $180.0 million draw under a recently raised incremental Term Loan B commitment under our amended Bank Credit Agreement plus a $20.0 million cash escrow previously paid;

•                  In April 2012, we closed the acquisition of the broadcast assets of Freedom Communications (Freedom) for $385.0 million, and financed the acquisition with an incremental draw of $157.5 on Term loan A and an incremental draw of $192.5 million on Term loan B under our Bank Credit Agreement plus a $38.5 million escrow release previously paid in November 2011;

•                  In October, we entered into an agreement to purchase substantially all the assets of the WUTB-TV (MNT) station in Baltimore, MD owned by Fox Television Stations, Inc. (FTS) for $2.7 million, subject to FCC approval and other closing conditions.  Our agreement to purchase the license assets was assigned to Deerfield for $0.3 million, bringing our net purchase price to $2.4 million. Upon closing, we intend to provide sales and other non-programming services to this station pursuant to outsourcing arrangements;

•                  Effective December 1, 2012, we closed the asset acquisition of Bay TV, which owns WTTA-TV (MNT) in the Tampa / St. Petersburg, Florida market, for $40.0 million.  We have performed sales, programming and other management services for this station pursuant to a LMA since January 1999.  The LMA was terminated upon closing;

•                  Effective December 1, 2012, we closed the asset acquisition of certain broadcast assets of Newport, for $460.5 million (excludes amounts paid by Deerfield for the license assets of certain stations) as well as acquired Newport’s rights under the local marketing agreements with WLYH-TV (CW) in Harrisburg, PA and KMTW-TV (MNT) in Wichita, KS, along with options to acquire the license assets of these stations.  We financed the acquisition with the proceeds from our offering of 6.125% Senior Unsecured Notes due October 2022, which closed in October 2012 as described below, plus a $41.3 million cash escrow previously paid;

•                  Effective December 1, 2012, we closed on our agreement to purchase the assets of KBTV-TV (FOX) located in Beaumont, TX for $12.5 million (excluding amounts paid by Deerfield for the license assets);

•                  Effective December 1, 2012, we closed on our agreements with Deerfield to sell Deerfield the license assets of one of our stations in San Antonio (KMYS-TV CW) and our station in Cincinnati (WSTR-TV MNT) for a total of $10.7 million, and assigned to Deerfield the right to buy the license assets of WPMI-TV and WJTC-TV in the Mobile / Pensacola market, WHAM-TV in the Rochester, NY market and KBTV-TV in the Beaumont, TX market for $13.5 million.  We also acquired the options to acquire the license assets of these stations held by Deerfield.  We provide sales and other non-programming services to each of these five stations pursuant to outsourcing agreements;

•                  On December 31, 2012 we closed on the purchase of the non-license assets of GoCom Media, Inc’s (GoCom) three television stations, WRSP-TV (FOX), WCCU-TV (FOX), WBUI-TV (CW), in the Champaign / Springfield / Decatur, Illinois market for $25.7 million, along with options for the license assets.  We provide sales and other non-programming services to these stations pursuant outsourcing agreements.

Other:

•                  In February, our Board of Directors declared a quarterly cash dividend of $0.12 per share which was paid on March 15, 2012, to the holders of record at the close of business on March 1, 2012;

•                  In May, our Board of Directors declared a quarterly cash dividend of $0.12 per share which was paid on June 15, 2012, to the holders of record at the close of business on June 1, 2012;

•                  On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX) in total, extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with FTS giving us or our assignee the right to purchase substantially all the assets of the WUTB-TV station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetwork, and entered into an option agreement giving FTS the right to purchase our stations in up to three of the following four markets: Las Vegas, NV, Raleigh, NC, Cincinnati, OH, and Norfolk, VA. The option was due to expire March 30, 2013; however, in January 2013, FTS notified the Company that it would not exercise its option to purchase our stations in any of the aforementioned markets.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreement and we are required to pay the last installment payment in the amount of $25.0 million, due on April 26, 2013;

•                  In August, our Board of Directors declared a quarterly dividend of $0.15 per share which was paid on September 14, 2012, to the holders of record at the close of business on August 31, 2012;

•                  In August, we entered into a multi-year retransmission consent agreement with DISH Network for continued carriage in all of our markets;

•                  In September, we entered into an amendment of our Bank Credit Agreement to provide more flexibility with restrictive covenants and permitted incremental indebtedness. There were no changes pertaining to interest rates or maturities of the outstanding debt or commitments under the Bank Credit Agreement;

•                  In October, we issued $500.0 million aggregate principal amount of Senior Unsecured Notes due 2022 (the Notes). The Notes were priced at 100% of their principal amount and bear interest at a rate of 6.125% per annum payable semi-annually on April 1 and October 1, commencing on April 1, 2013. The Notes mature in October 2022 and are guaranteed by Sinclair and certain of its’ subsidiaries. See Liquidity and Capital Resources for more information;

•                  In November, our Board of Directors declared a quarterly cash dividend of $0.15 per share and a special cash dividend of $1.00 per share payable on December 14, 2012, to the holders of record at the close of business on November 30, 2012; and

•                  In November, we entered into a multi-year retransmission consent agreement with Mediacom for continued carriage of our stations which are located in Mediacom’s markets.

2013 Events

•                  Effective January 1, 2013, we entered into a six-year affiliation agreement with the CBS Network on its Portland, ME and Cedar Rapids, IA affiliates, expiring December 31, 2018;

•                  In January 2013, we entered into an agreement to sell the assets of WLWC-TV (CW) in Providence, Rhode Island to OTA Broadcasting LLC for $13.8 million.  The transaction is expected to close in the second quarter of 2013, subject to FCC approval and other closing conditions. As of December, 31, 2012 the station is classified as held for sale and the results of operations are classified as discontinued operations;

•                  In February 2013, our Board of Directors declared a quarterly dividend of $0.15 per share which is payable on March 15, 2013, to the holders of record at the close of business on March 1, 2013;

•                  In February 2013, we entered into an agreement to purchase certain stock and/or broadcast assets of four television stations, located in four markets, owned by COX Media Group for $99.0 million less $4.3 million of working capital adjustments, less amounts to be paid by third party companies, and entered into an agreement to provide sales services to one other station. The transaction is expected to close in the second quarter of 2013 subject to the approval of the FCC and customary antitrust clearance;

•                  In February 2013, we entered into an agreement to purchase the broadcast assets of 18 television stations owned by Barrington Broadcasting Group, LLC for $370.0 million, less amounts to be paid by third parties, and entered into agreements to operate or provide sales services to another six stations. Also, the Company will sell its station WSYT-TV (FOX) and assign its LMA with WNYS-TV (MNT) in Syracuse, NY, and sell its station in Peoria IL, WYZZ-TV (FOX). The transaction is expected to close in the second quarter of 2013 subject to the approval of the FCC and customary antitrust clearance;

•                  In February, we entered into a retransmission consent agreement with DirecTV for continued carriage in all of our markets; and

•                  Effective March 1, 2013, we closed the sale of the assets of WLAJ-TV (ABC) in Lansing, MI to an unrelated third party for $14.4 million.  The related results from operations, net of related income taxes, have been reclassified from income from continuing operations and reflected as net income from discontinued operations.

Industry Trends

•                  Political advertising increases in even-numbered years, such as 2012, due to the advertising expenditures from candidates running in local and national elections and issue-related advertiser spending.  In addition, political revenue has consistently risen between presidential election or mid-term election years such as from 2008 to 2012 or from 2006 to 2010, respectively.  In every fourth year, such as 2012, political advertising is usually elevated further due to presidential elections;

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

•                  We, as well as a number of other broadcasters, have joined and worked together in organizations such as the NAB (along with OMVC now merged), M500 and the MCV to focus on efforts to accelerate the nationwide availability of mobile DTV and other advanced digital distribution services and work through the many programming, advertising, distribution and aggregation opportunities.  There is potential for broadcasters to create an additional revenue stream by providing their signals to a wide variety of mobile / portable devices (tablets, laptops, smartphones, etc.) as well as through other multi-channel / multi-platform initiatives;

•                  Automotive-related advertising is a significant portion of our total net revenues in all periods presented and these revenues trended downward in most of 2009 due to the economic turmoil.  However, this sector has dramatically trended upward in the past few years due to improved economic conditions;

•                  Many broadcasters are enhancing / upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers and to compete with other internet sites and smart phone and tablet device applications;

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

Sources of Revenues and Costs

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  We also generate local revenues from our retransmission consent agreements with MVPDs.  Our revenues from local advertisers have seen a continued upward trend, with the exception of 2008 and 2009 when non-political revenues fell due to the economic recession.  Revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by national advertisers and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers including the success of multi-channel digital initiatives together with mobile DTV.  In addition, our revenue success is dependent on the success and advertising spending levels of the automotive industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to bad debts, program contract costs, intangible assets, income taxes, property and equipment, and investments.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

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

We have determined our broadcast licenses to be indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which requires such assets along with our goodwill to be tested for impairment on an annual basis or more often when certain triggering events occur.  As of December 31, 2012, we had $1,074.0 million of goodwill, $85.1 million in broadcast licenses, and $623.4 million in definite-lived intangibles.  We perform our annual impairment tests for goodwill and broadcast licenses at the beginning of the fourth quarter each year.

In 2011, we early adopted the accounting guidance related to the annual goodwill impairment assessment, which allowed us, to first qualitatively assess whether it is more likely than not that goodwill has been impaired.  As part of our qualitative assessment for goodwill impairment, we consider the following factors related to the reporting units, where applicable:

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

If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative two-step method for goodwill.  Prior to 2011, the annual impairment test for goodwill was performed using the quantitative two-step method, for all reporting units.  Our quantitative assessment for our goodwill consists of estimating the fair value of our reporting units, using a combination of a market approach, using recent comparable market transactions and estimated market multiples, and an income approach, using a discounted cash flow model.  The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment consist of discount rates, revenue and expense growth rates and comparable business multiples.  The projected growth rates are based on our internal forecast of future performance, historical trends, and projected long-range inflation and long-term industry projections.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  For goodwill, if we determine that the fair value of the reporting unit is less than the carrying value, we then perform the second step which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill to determine the implied fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

We early adopted the recent accounting guidance related to the annual indefinite-lived intangible asset impairment test, which allowed us, beginning with our 2012 indefinite-lived intangible impairment test, to first qualitatively assess whether it is more likely than not that an indefinite-lived intangible asset has been impaired.  As part of our qualitative assessment for indefinite-lived intangible assets, we consider the following factors related to the indefinite-lived intangible asset, where applicable:

•                  Significant changes in cost factors that could affect the inputs used to determine the fair value of the indefinite-lived intangible asset;

•                  Significant changes in the legal or regulatory environment;

•                  Significant changes in management, key personnel, strategy or customers that could affect the inputs used to determine the fair value of the indefinite-lived intangible asset;

•                  Significant changes in the industry and/or market;

•                  Significant changes in macroeconomic conditions;

•                  Comparison of current and prior year operating performance and forecast trends for future operating performance; and

•                  The excess of the fair value over carrying value of the indefinite-lived intangible assets determined in prior quantitative assessments.

If we conclude that it is more likely than not that an indefinite-lived intangible asset is impaired, we will calculate the fair market value of the indefinite-lived intangible asset and compare to the book value.  Prior to 2012, the annual impairment test for our indefinite-lived intangibles, broadcast licenses, involved a quantitative assessment in which we estimated the fair market value of our broadcast licenses and compared to the book value.  We estimated the fair market value of our broadcast licenses using a discounted cash flow model.  The key assumptions used to determine the fair value of our broadcast licenses consist of discount rates, normalized market share, normalized profit margin, expected future growth rates and estimated start-up costs.  We then compared the estimated fair market value to the book value of these assets to determine if impairment exists.  For the broadcast licenses, if the fair value is less than book value, we would record the resulting impairment.

We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because segment management views, manages and evaluates our stations on a market basis.  Furthermore, in our markets where we operate or provide services to more than one station, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.  Our discounted cash flow model is based on our judgment of future market conditions within each designated marketing area, as well as discount rates that would be used by market participants in an arms-length transaction.

Based on the results of our annual qualitative assessment for goodwill impairment performed in 2012, we concluded that we would need to perform a quantitative “Step 1” test for three of our markets which had aggregate goodwill of $79.5 million as of October 1, 2012, the date of our annual impairment test.  These markets had a decrease in operating results for the past few years and therefore, we estimated the fair value of these reporting units based on a market approach and income approach.  For all three markets, the fair value of the reporting unit exceeded the respective carrying value by more than 10%.  For all our other reporting units, we concluded based on the qualitative assessment that it was more likely than not that the fair values of these reporting units would sufficiently exceed their carrying values and it was not necessary to perform the quantitative two-step method.  For the year ended December 31, 2012, an increase in our discount rate and/or a decrease in our multiple of 10% would not result in goodwill impairment.  Based on the annual qualitative assessment for goodwill impairment performed in 2011, we concluded that it was more likely than not that the fair values of all reporting units would sufficiently exceed their carrying value and thus it was not necessary to perform the quantitative two-step method.  The qualitative factors for our reporting units reviewed during our 2012 and 2011 assessments, with the exception of the three markets in which we performed a quantitative assessment, indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units.  As a result of our 2010 annual quantitative impairment assessment, all of our reporting units had fair values in excess of carrying value and therefore, we did not record any goodwill impairment during the year ended December 31, 2010.

Based on the annual qualitative assessment for broadcast license impairment performed in 2012, we concluded that it was more likely than not that the fair values of all broadcast licenses would sufficiently exceed their carrying values and thus it was not necessary to perform a quantitative test.  The qualitative factors for our broadcast licenses indicated an increase in market revenues, consistent expected market growth rates, stable market shares and stable cost factors from 2011 to 2012.  We recorded a $0.4 million interim impairment charge in the first quarter of 2011 due to an anticipated increase in construction costs for one of our stations as a result of converting to full power.  As a result of our annual impairment test for broadcast licenses in 2011, we concluded that impairment did not exist.  The revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses increased slightly from 2010 to 2011.  The discount rates used to determine the fair value of our broadcast licenses did not change significantly from 2010 to 2011.  During the year ended December 31, 2010, we recorded $4.8 million in impairment on our broadcast licenses and other assets.  The $4.8 million impairment charge recorded in 2010 was primarily the result of additional cash outflows for increased signal strength necessary to maintain competitive market positions.

We believe we have made reasonable estimates and utilized appropriate assumptions to evaluate whether it was more likely than not that the fair value of our reporting units and broadcast licenses was less than their carrying values.  If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions or significant increases in discount rates, we could be exposed to impairment charges in the future.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

For all other long-lived assets, including fixed assets and definite-lived intangibles, we assess recoverability of the assets whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable.  If we conclude that such triggering event has occurred, we perform a two-step quantitative test to first assess whether the asset is recoverable by comparing the sum of undiscounted cash flows of the asset group to the carrying value of the asset group, including goodwill.  If the sum of undiscounted cash flows is less than the carrying value of the asset group, we then measure and allocate the amount of impairment to record for each of the assets in the asset group by comparing the respective fair value of the assets to their carrying values.  We did not have any indicators of impairment of our long-lived assets in 2010, 2011 or 2012.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess that investment and determine whether a loss in value has occurred.  If that loss is deemed to be other than temporary, an impairment loss is recorded.  For any investments that indicate a potential impairment, we estimate the fair value of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  During 2012 and 2010, we recorded $1.3 million and $6.7 million of impairment on equity method investments, respectively.  No impairment of our equity or cost method investments was recorded 2011.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from extending credit to our customers that are unable to make required payments.  If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  For example, a 10% increase in the balance of our allowance for doubtful accounts as of December 31, 2012, would increase bad debt expense by approximately $0.3 million.  The allowance for doubtful accounts was $3.1 million and $3.0 million for the years ended December 31, 2012 and 2011, respectively.

Program Contract Costs.  We have agreements with distributors for the rights to televise programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the consolidated balance sheets. As of December 31, 2012 and 2011, we recorded $69.3 million and $54.5 million, respectively, in program contract assets and $104.4 million and $91.5 million, respectively, in program contract liabilities.

The programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV).  Estimated NRVs are based on management’s expectation of future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms.  Amortization of program contract costs is generally computed using a four-year accelerated method or a straight-line method, depending on the length of the contract.  Program contract costs estimated by management to be amortized within one year are classified as current assets.  Program contract liabilities are typically paid on a scheduled basis and are not impacted by adjustments for amortization or estimated NRV.  If our estimate of future advertising revenues declines, then additional write downs to NRV may be required.

Income Tax.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  As of December 31 2011, we recorded $4.9 million in deferred tax assets. As of December 31, 2012 and 2011, we recorded $234.1 million and $247.6 million, respectively, in deferred tax liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new guidance for fair value measurements.  The purpose of the new guidance is to have a consistent definition of fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).  Many of the amendments to GAAP are not expected to have a significant impact on practice; however, the new guidance does require new and enhanced disclosure about fair value measurements.  The amendments were effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. This guidance did not have a material impact on our consolidated financial statements but we have included the additional quantitative and qualitative disclosures required for our Level 3 fair value measurements beginning with the quarter ended March 31, 2012.

In September 2011, the FASB issued the final Accounting Standards Update for goodwill impairment testing.  The standard allows an entity to first consider qualitative factors when deciding whether it is necessary to perform the current two-step goodwill impairment test.  An entity would need to perform step-one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The changes are effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted this new guidance in the fourth quarter of 2011 in completing our annual impairment analysis.  See Note 5. Goodwill, Broadcast Licenses and Other Intangible Assets for further discussion of the results of our goodwill impairment analysis.  This guidance impacts how we perform the annual goodwill impairment test; however, it did not impact our consolidated financial statements as the guidance does not impact the timing or amount of any resulting impairment charges.

In July 2012, the FASB issued new guidance for testing indefinite-lived intangible assets for impairment.  The new guidance allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the approach now applied to goodwill.  Companies can first determine based on certain qualitative factors whether it is “more likely than not” (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired.  The new standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012 and early adoption is permitted. We adopted this new guidance in the fourth quarter of 2012 when completing our annual impairment analysis.  See Note 5. Goodwill, Broadcast Licenses and Other Intangible Assets for further discussion of the results of our broadcast license impairment analysis.  This guidance impacted how we perform our annual impairment testing for indefinite-lived intangible assets and changed our related disclosures for 2012; however, it does not have an impact on our consolidated financial statements as the guidance does not impact the timing or amount of any resulting impairment charges.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  The results of the acquired stations from Four Points as of January 1, 2012 (acquisition date), from Freedom as of April 1, 2012 (acquisition date) and Newport as of December 1, 2012 (acquisition date) are included in our results of our continuing operations. In 2012, we determined that the operating results of WLAJ-TV, which was one of the stations acquired in the Freedom acquisition, and WLWC-TV, which was one of the stations acquired in the Four Points acquisition, should be accounted for as discontinued operations and therefore the results are not included in our consolidated results of continuing operations year ended December 31, 2012. Unless otherwise indicated, references in this discussion and analysis to 2012, 2011 and 2010 are to our fiscal years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

Seasonality / Cyclicality

Our operating results are usually subject to seasonal fluctuations.  Usually, the second and fourth quarter operating results are higher than the first and third quarters’ because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

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

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2012, 2011 and 2010 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2012	2011	2010
Net broadcast revenues	$920.6	$648.0	$655.8
Revenues realized from station barter arrangements	86.9	72.8	75.2
Other operating divisions revenues	54.2	44.5	36.6
Total revenues	1061.7	765.3	767.6
Station production expenses	255.5	178.6	154.1
Station selling, general and administrative expenses	171.3	123.9	127.1
Expenses recognized from station barter arrangements	79.8	65.7	67.1
Depreciation and amortization	146.2	103.3	116.0
Other operating divisions expenses	46.2	39.5	30.9
Corporate general and administrative expenses	33.4	28.3	26.8
Impairment of goodwill, intangible and other assets	—	0.4	4.8
Operating income	$329.3	$225.6	$240.8
Net income attributable to Sinclair Broadcast Group	$144.7	$75.8	$76.1

BROADCAST SEGMENT

Broadcast Revenues

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2012, 2011 and 2010 (in millions):

				Percent Change
	2012	2011	2010	’12 vs. ‘11	’11 vs. ‘10
Local revenues:
Non-political	$643.5	$498.7	$464.0	29.0%	7.5%
Political	12.9	2.5	12.8	(a)	(a)
Total local	656.4	501.2	476.8	31.0%	5.1%
National revenues:
Non-political	180.2	141.0	149.8	27.8%	(5.9)%
Political	84.0	5.8	29.2	(a)	(a)
Total national	264.2	146.8	179.0	80.0%	(18.0)%
Total net broadcast revenues	$920.6	$648.0	$655.8	42.1%	(1.2)%

(a)         Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2012 net time sales, which include the advertising portion of our local and national broadcast revenues, were automotive (20.8%), political (14.0%), services (13.9%), schools (5.9%) and retail / department stores (5.0%).  No other advertising category accounted for more than 5.0% of our net time sales in 2012.  No advertiser accounted for more than 1.2% of our consolidated revenue in 2012.  We conduct business with thousands of advertisers.

Our primary types of programming and their approximate percentages of 2012 net time sales were syndicated programming (36.7%), network programming (24.2%), local news (25.1%), sports programming (8.1%) and direct advertising programming (5.9%).

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2012 and 2011:

	# of		Percent of Net Time Sales for the Twelve Months Ended December 31,		Net Time Sales Percent Change
	Stations(a)		2012	2011	’12 vs. ’11(c)	’11 vs. ‘10
FOX	24		36.9%	47.4%	9.6%	(2.1)%
ABC	11		19.5%	20.5%	33.1%	(11.8)%
CBS	11		18.6%	3.0%	786.2%	(7.4)%
MyNetworkTV	19		12.5%	15.8%	11.0%	(5.8)%
The CW	15		10.7%	12.4%	22.0%	(10.9)%
NBC	3		1.0%	0.5%	169.7%	(23.2)%
Digital	(b	)	0.7%	0.4%	110.8%	215.2%
Other	2		0.1%	N/A	nm	nm
Total	85

nm- Not meaningful

N/A- Not applicable

(a)         During 2012, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 27 stations with the following network affiliation or program service arrangements: CBS (two stations in the first quarter, five stations in the second quarter and two stations in the fourth quarter), NBC (two stations in the fourth quarter), FOX (four stations in the fourth quarter), ABC (one station in the second quarter and one station in the fourth quarter), CW (two stations in the first quarter, one station in the second quarter and two stations in the fourth quarter), MyNetworkTV (two stations in the first quarter and one station in the fourth quarter), Other (one station in the first quarter and one station in the fourth quarter). We reclassified the results of operations of WLAJ-TV, an ABC station acquired in the second quarter and WLWC-TV a CW station acquired in the first quarter, as discontinued operations as discussed in Note 1. Summary of Significant Accounting Policies and therefore the net time sales of WLAJ-TV and WLWC-TV are not included in the percentages above and are excluded from the number of stations.

(b)         We broadcast programming from network affiliations or program service arrangements with CBS (rebroadcasted content from other primary channels within the same markets), The CW, MyNetworkTV, This TV, ME TV, LATV, Weather Radar, The Weather Authority Network, Live Well Network, Antenna TV, Bounce Network, The Country Network, Azteca, Telemundo and Estrella on additional channels through our stations’ second and third digital signals.

(c)          The amount of increases in net time sales related to 2012 acquisitions was: FOX 0.4%, ABC 10.4%, CBS 752.6%, MyNetworkTV 3.2%, CW 19.3%, NBC 124.0% and Digital 159.8%.

Net Broadcast Revenues.  Net broadcast revenues increased $272.6 million for 2012 when comparing to 2011, of which $164.2 million was related to stations acquired during 2012. Additionally, revenues earned pursuant to the LMA with the Freedom stations during the first quarter of 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase was due to increases in advertising revenues generated from the political, direct response and beer / wine sectors. These increases were partially offset by a decrease in the internet, soft drinks, movies and drugs / cosmetic sectors. Excluding the stations acquired in 2012, automotive, which typically is our largest category, represented 20.3% of net time sales for the year ended December 31, 2012.

From a revenue category standpoint, 2011 when compared to 2010 was impacted by increases in most of the advertising sectors as the country’s economic conditions in general continued to strengthen.  Automotive, our largest category in 2011, was up 9.7% compared to 2010 as automotive dealers and manufacturers increased spending in response to an increase in auto sales.

Political Revenues. Political revenues, which include time sales from political advertising, increased by $88.6 million to $96.9 million for 2012 when compared to 2011. Political revenues decreased by $33.7 million to $8.3 million for 2011 when compared to 2010.  Political revenues are typically higher in election years such as 2012 and 2010. Accordingly, we expect political revenues to decrease in 2013 from 2012 levels.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $144.8 million for 2012 when compared to 2011, of which $112.1 million related to the stations acquired in 2012. The remaining increase is due to an increase in advertising spending particularly in the automotive and direct response sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the schools, fast food and services sectors and a change in networks for the Super Bowl programming from FOX to NBC as we had 20 FOX stations compared to one NBC station at the time when the Super Bowl aired in February 2012. Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $34.7 million for 2011, compared to 2010.  The increase is due to an increase in advertising spending particularly in the automotive sector, an increase in retransmission revenues from MVPDs and amounts earned for services performed pursuant to the Four Points and Freedom LMAs ($2.2 million for management services performed and $7.8 million of pass-through costs).

National Revenues.  Our national broadcast revenues, excluding political revenues, which include national time sales and other national revenues, were up $39.2 million for 2012 when compared to 2011, of which $38.5 million related to the stations acquired in 2012.  The remaining increase was due to increases in advertising revenues generated from the direct response and services sectors.  These increases were partially offset by a decline in advertising revenues in telecommunications and the drugs / cosmetic sectors.  Excluding political revenues, our national broadcast revenues were down $8.8 million for 2011 when compared to 2010.  This was primarily due to a decrease in advertising spending by the media, telecommunications, home products, professional services and movies sectors.

Broadcast Expenses

The following table presents our significant operating expense categories for the years ended December 31, 2012, 2011 and 2010 (in millions):

				Percent Change (Increase / (Decrease))
	2012	2011	2010	’12 vs. ‘11	’11 vs. ‘10
Station production expenses	$255.5	$178.6	$154.1	43.1%	15.9%
Station selling, general and administrative expenses	$171.3	$123.9	$127.1	38.3%	(2.5)%
Amortization of program contract costs and net realizable value adjustments	$61.0	$52.1	$60.9	17.1%	(14.4)%
Corporate general and administrative expenses	$28.9	$24.8	$23.7	16.5%	4.6%
Impairment of goodwill, intangible and other assets	$—	$0.4	$4.8	(100.0)%	(91.7)%
Depreciation and amortization expenses	$77.5	$44.6	$49.2	73.8%	(9.3)%

Station production expenses.  Station production expenses increased $76.9 million during 2012 compared to 2011, of which $42.7 million related to the stations acquired in 2012. The remaining increases for the year were primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense, increased employee / management incentive bonuses, increased news profit sharing expenses and increased rating service fees due to annual scheduled rate increases.

Station production expenses increased $24.5 million during 2011 compared to 2010. This increase was primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense (including amounts related to the Four Points and Freedom stations pursuant to the LMAs prior to acquisition, which were pass-through costs), increased promotional advertising expenses and increased rating service fees due to annual scheduled rate increases.  Additionally, news profit share expenses increased due to better news performance which resulted in higher payments to our news share partners.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased $47.4 million during 2012 compared to 2011, of which $38.4 million related to the stations acquired in 2012. The remaining increases for the year were primarily due to employee / management incentive bonuses, an increase in national sales commissions and increased compensation expense.

Station selling, general and administrative expenses decreased $3.2 million during 2011 compared to 2010.  This decrease was primarily due to lower non-income based tax expense, a decrease in stock-based compensation and decreased national sales agency and local commission costs.  These decreases were partially offset by an increase in expenses related to rollout of expanded digital product offerings.

We expect 2013 station production and station selling, general and administrative expenses, excluding barter and full year effect on 2012 acquisitions, to trend higher than our 2012 results.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $8.9 million during 2012 compared to 2011, of which $7.1 million related to the stations acquired in 2012.  The remaining increases for the year are due to more long-term program contracts, which resulted in higher contract cost amortization.

The amortization of program contract costs decreased $8.8 million during 2011 compared to 2010.  We had purchased more barter and short-term program contracts which are less expensive and resulted in lower contract cost amortization.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses

Impairment of goodwill, intangible and other assets.  We completed our annual test of goodwill and broadcast licenses for impairment in fourth quarter 2012, 2011 and 2010.  We recorded no impairment in 2012.  During 2011, we recorded impairments of $0.4 million related to our broadcast licenses.  During 2010, we recorded impairments of $4.8 million related to our broadcast licenses and other assets.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $32.9 million during 2012 compared 2011, of which $32.2 million related to the stations acquired in 2012.

Depreciation and amortization expenses decreased $4.6 million during 2011 compared to 2010.  This decrease was primarily due to older assets that were becoming fully depreciated.

OTHER OPERATING DIVISIONS SEGMENT REVENUE AND EXPENSE

The following table presents our other operating divisions segment revenue and expenses which is comprised of the following for the years ended December 31, 2012, 2011 and 2010 (in millions): Triangle Signs & Services, LLC (Triangle), a sign designer and fabricator; Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company; real estate ventures and other nominal businesses.

				Percent Change
	2012	2011	2010	’12 vs. ‘11	’11 vs. ‘10
Revenues:
Triangle	$26.5	$23.1	$19.1	14.7%	20.9%
Alarm Funding	$16.0	$12.8	$10.0	25.0%	28.0%
Real Estate Ventures and other	$11.7	$8.6	$7.5	36.0%	14.7%

Expenses: (a)
Triangle	$25.9	$21.8	$19.8	18.8%	10.1%
Alarm Funding	$12.9	$12.7	$8.0	1.6%	58.8%
Real Estate Ventures and other	$17.2	$12.3	$9.8	39.8%	25.5%

(a)               Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense and non-cash stock-based compensation expense related to issuances of subsidiary stock awards.

The year over year increases in Triangle’s revenue and expenses during 2012 compared to 2011 and 2011 compared to 2010 was primarily due to increases in sales volume due to new service contracts.  The increases in Alarm Funding’s revenue and expenses during 2012 compared to 2011 and 2011 compared to 2010 was primarily due to the acquisition of new alarm monitoring contracts.  Revenues and expenses have increased for our consolidated real estate ventures over the same periods due to an increase in leasing activity for operating real estate properties and sales of property under development in 2012 compared to 2011.  As of December 31, 2012, we held $71.7 million of real estate for development and sale.

Income (loss) from Equity and Cost Method Investments.  As of December 31, 2012 and 2011, the carrying value of our investments in private equity funds and real estate ventures, accounted for under the equity or cost method, was $27.3 million and $65.9 million in 2012 and $26.3 million and $52.6 million in 2011, respectively.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During 2012, we recorded income of $2.2 million related to certain private investment funds and income of $7.4 million related to our real estate ventures, including a $7.9 million gain on the sale of three of our real estate ventures, partially offset by a $0.9 million impairment charge related to one of our real estate ventures.  During 2011, we recorded income of $2.3 million related to certain private equity funds and income of $1.0 million related to our real estate ventures, including a $1.1 million gain on sale of one of our real estate ventures.  During 2010, we determined three of our investments were impaired, primarily due to decreases in underlying values of our real estate investments, and we recorded impairments totaling $6.7 million.  Additionally, during 2010, we recorded losses of $1.7 million related to other real estate ventures and income of $3.6 million related to certain private equity funds.

CORPORATE AND UNALLOCATED EXPENSES

				Percent Change (Increase / (Decrease))
	2012	2011	2010	’12 vs. ‘11	’11 vs. ‘10
Corporate general and administrative expenses	$2.8	$2.4	$2.2	16.7%	9.1%
Interest expense	$125.3	$102.4	$114.1	22.4%	(10.3)%
Loss from extinguishment of debt	$(0.3)	$(4.8)	$(6.3)	(93.8)%	(23.8)%
Income tax provision	$(67.9)	$(44.8)	$(40.2)	51.6%	11.4%

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

Combined corporate general and administrative expenses increased to $31.7 million in 2012 from $27.2 million in 2011.  This is primarily due to an increase in transaction costs due to our recent acquisitions, an increase in higher group insurance costs and higher employee incentive / performance bonuses.

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

We expect corporate general and administrative expenses to increase in 2013 compared to 2012.

Interest expense.  Interest expense increased in 2012 compared to 2011 primarily due to the incremental borrowings on our Term Loan A and Term Loan B under our Bank Credit Agreement for our acquisitions in 2012, the issuance of $500.0 million of 6.125% notes in the fourth quarter of 2012, as well as financing costs of $6.3 million related to the amendment of our Bank Credit Agreement, which were incurred in 2012.  The increase in interest was partially offset by a decrease due to the full extinguishment of our 6.0% Notes in the second quarter of 2011.

Interest expense decreased in 2011 compared to 2010 primarily due to our amending and restating the Bank Credit Agreement in third quarter 2010 and the first quarter 2011, resulting in lower interest rates.  In addition, interest expense decreased due to the redemption of our 8.0% Notes in fourth quarter 2010 and our 6.0% Notes in 2010 and second quarter 2011.  These decreases were partially offset by certain financing costs recorded as interest expense during 2011 and 2010 of $6.1 million and $3.6 million, respectively, related to the amendments to the Bank Credit Agreement, mentioned previously, as well as the amendment in the fourth quarter 2011.

We expect interest expense to increase in 2013 compared to 2012 due to the acquisition financing.

Loss from extinguishment of debt.  During the year ended December 31, 2012, we drew down on our incremental borrowings under the Bank Credit Agreement and wrote off a portion of our deferred financing costs and debt discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

During the year ended December 31, 2011, we amended our Bank Credit Agreement and paid down a portion of our Term Loan B, completed the redemption of all $70.0 million of the remaining 6.0% Notes and repurchased certain of our 8.375% Notes, resulting in a loss of $4.8 million from extinguishment of debt.

Income tax (provision) benefit.  The 2012 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $212.1 million resulted in an effective tax rate of 32.0%.  The 2011 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $121.0 million resulted in an effective tax rate of 37.0%.  The decrease in the effective tax rate from 2011 to 2012 is primarily due to a release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets. The valuation allowance release determination was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

As of December 31, 2012, we had a net deferred tax liability of $235.4 million (including $1.3 million classified as held for sale) as compared to a net deferred tax liability of $242.6 million as of December 31, 2011.  The decrease primarily relates to an increase in deferred tax assets of Cunningham, one of our consolidated VIEs, primarily as a result of a release of valuation allowance.

The 2011 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $121.0 million resulted in an effective tax rate of 37.0%.  The 2010 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $117.0 million resulted in an effective tax rate of 34.4%.  The increase in the effective tax rate from 2011 to 2010 is primarily due to a $2.3 million tax benefit recorded in 2010, predominantly resulting from a change in estimate related to an increased deduction for the recovery of historical losses attributable to a disposition that took place in 2009.

As of December 31, 2012, we had $26.0 million of gross unrecognized tax benefits.  Of this total, $15.0 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.  As of December 31, 2011, we had $26.1 million of gross unrecognized tax benefits.  Of this total, $15.1 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively. We recognized $1.5 million and $1.3 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2012 and 2011, respectively.  See Note 9. Income Taxes in the Notes to our Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $22.9 million in cash and cash equivalent balances and net negative working capital of approximately $3.2 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary source of liquidity.  As of December 31, 2012, we had $49.5 million of borrowing capacity available and $48.0 million drawn on our Revolving Credit Facility.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and general uncommitted incremental term loan capacity of $500.0 million under our Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

We drew $180.0 million of the additional term loans to fund the acquisition of assets of Four Points, which closed in January 2012 and drew $350.0 million of the additional term loans to fund the acquisition of assets of Freedom, which closed in April 2012.

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

On October 12, 2012, we issued $500.0 million of Senior Unsecured Notes due on October 1, 2022, pursuant to an indenture (the Indenture) dated October 12, 2012.  The Notes were priced at 100% of their par value and will bear interest at a rate of 6.125% per annum payable semi-annually on April 1 and October 1, commencing on April 1, 2013. Prior to October 1, 2017, we may redeem the Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the Indenture.  Beginning on October 1, 2017, we may redeem some or all of the Notes at any time or from time to time at a redemption price set forth in the Indenture.  In addition, on or prior to October 1, 2015, we may redeem up to 35% of the Notes using proceeds of certain equity offerings.  We used part of the proceeds of this offering to finance the acquisitions in the fourth quarter, as described under the Executive Overview, including the acquisition of certain television stations from Newport. We used the remaining proceeds of this offering to partially fund the special dividend paid in December.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Net cash flows from operating activities	$237.5	$148.5	$155.0

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(44.0)	$(35.8)	$(11.7)
Acquisition of television stations	(1,135.3)	—	—
Decrease (increase) in restricted cash	58.5	(53.4)	59.6
Dividends and distributions from equity and cost method investees	9.6	3.8	0.9
Purchase of alarm monitoring contracts	(12.5)	(8.9)	(10.1)
Investments in equity and cost method investees	(24.1)	(11.6)	(7.2)
Other	(1.5)	(6.3)	0.4
Net cash flows (used in) from investing activities	$(1,149.3)	$(112.2)	$31.9

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$1,247.2	$151.7	$283.9
Repayments of notes payable, commercial bank financing and capital leases	(179.3)	(150.4)	(427.4)
Payments for deferred financing costs	(18.7)	(5.5)	(7.0)
Dividends paid on Class A and Class B Common Stock	(123.9)	(38.4)	(34.2)
Other	(3.6)	(2.7)	(3.4)
Net cash flows from (used in) financing activities	$921.7	$(45.3)	$(188.1)

Operating Activities

Net cash flows from operating activities increased during the year ended December 31, 2012 compared to the same period in 2011.  During 2012, we received more cash receipts from customers, net of cash payments to vendors, partially offset by higher interest and tax payments and the $25.0 million payments to FOX pursuant to the agreements entered into during the second quarter of 2012.

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

We expect both interest expense and program payments to increase in 2013 compared to 2012.

Investing Activities

Net cash flows used in investing activities increased during the year ended December 31, 2012 compared to the same period in 2011. This increase is due to $1,135.3 million in payments for acquisitions of television stations, additional investment in equity investees, higher capital expenditures and the purchases of alarm monitoring contracts. This increase was partially offset by the use of the restricted cash held in escrow for our acquisitions and distributions received upon sale of three of our equity method investments during 2012.

With the exception of changes in restricted cash, net cash flows used in investing activities increased during the year ended December 31, 2011 compared to the same period in 2010.  During 2011, we had higher capital expenditures primarily for news operations and upgrades to our master control systems in order to upgrade these operations to HD.  Additionally, we made more investments in our other operating divisions.  Restricted cash increased due to amounts required to be deposited in escrow accounts pursuant to the asset purchase agreements with Four Points and Freedom.

In 2013, we anticipate incurring fewer capital expenditures than incurred in 2012.

Financing Activities

Net cash flows from financing activities increased during the year ended December 31, 2012 compared to the same period in 2011.  During 2012, we drew $530.0 million of incremental term loans to fund the asset acquisitions of both Four Points and Freedom, which closed in January 2012 and April 2012, respectively.  We also issued $500.0 million of Senior Unsecured Notes and used the proceeds to fund the acquisitions in the fourth quarter. This was slightly offset by higher stock dividends paid in 2012 totaling $1.54 per share, which included the $1.00 per share special dividend paid in December, versus $0.48 per share in 2011, as well as, $13.2 million more in payments for deferred financing costs related to the incremental borrowings in 2012.

Net cash flows used in financing activities decreased during the year ended December 31, 2011 compared to the same period in 2010.  During 2011, we amended our Bank Credit Agreement resulting in a new Term Loan A of $115.0 million and reducing our Term Loan B by $45.0 million.  Additionally, we completed the redemption of the remaining $70.0 million of the 6.0% Notes at 100% of the face value of such notes plus accrued and unpaid interest.  The redemption of the 6.0% Notes was effected in accordance with the terms of the indenture governing the 6.0% Notes and was funded from the net proceeds of our new Term Loan A. During 2010, we purchased $117.7 million principal amount of our 3.0% Notes, 4.87%% Notes and 6.0% Notes pursuant to a combination of tender offers, put rights and open market purchases. In addition, we fully extinguished the outstanding $224.7 million principal amount of 8.0% Notes.

From time to time, we may repurchase additional outstanding debt and stock on the open market.  We expect to fund any repurchases with cash generated from operating activities and in some cases, borrowings under our Revolving Credit Facility.

During 2011, our Board of Directors declared quarterly dividends on common stock, of $0.12 per share. Dividends of $0.12 per share were paid in March 2011, June 2011, September 2011 and December 2011, for total dividend payments of $0.48 per share for the year ended December 31, 2011.  During 2012, our Board of Directors declared a quarterly dividend of $0.12 per share in the months of February and May, which were paid in March and June, and $0.15 per share in the months of August and November, which were paid in September and December.  A special cash dividend of $1.00 per share was also declared in November 2012, which was paid in December, for total dividend payments of $1.54 per share for the year ended December 31, 2012. In February 2013, our Board of Directors declared a quarterly dividend of $0.15 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances we may make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2012 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2013	2014-2015	2016-2017	2018 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c), (d)	$2,954.5	$150.0	$305.0	$1,519.0	$980.5
Notes and capital leases payable to affiliates (c)	33.1	4.2	8.6	7.9	12.4
Operating leases	24.8	4.7	8.3	7.5	4.3
Employment contracts	20.2	11.5	8.2	0.5	—
Program content (e)	752.7	191.9	301.4	241.3	18.1
Programming services (f)	93.6	40.1	26.0	19.2	8.3
Maintenance and support	9.2	2.4	3.4	3.4	—
Other operating contracts	10.0	0.7	1.3	1.4	6.6
LMA and outsourcing agreements (g)	0.2	0.1	0.1	—	—
Investments and loan commitments (h)	8.9	8.9	—	—	—
Total contractual cash obligations	$3,907.2	$414.5	$662.3	$1,800.2	$1,030.2

(a)         Excluded from this table are $26.0 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we can not make reasonable estimates of the amount and period payments will be made.

(b)         Includes a one-year estimate of $8.3 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2018.

(c)          Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $899.5 million of our $2.3 billion total face value of debt as of December 31, 2012.

(d)         During 2012, we drew $530.0 million of incremental term loans to fund the asset acquisitions of both the Four Points and Freedom stations. Additionally, we issued a private offering of $500.0 million of 6.125% Senior Unsecured Notes to fund the asset acquisition of the Newport stations and other acquisitions.  As of December 31, 2012, we drew $48.0 million on our revolver.  Included in these amounts is debt borrowed by Deerfield which is guaranteed by SBG and totals $20.0 million as of December 31, 2012.

(e)          Our Program content includes contractual amounts owed through the expiration date of the underlying agreement for active and future program contracts, network programming and additional advertising inventory in various dayparts. Active program contracts are included in the balance sheet as an asset and liability while future program contracts are excluded until the cost is known, the program is available for its first showing or telecast and the licensee has accepted the program.  Industry protocol typically enables us to make payments for program contracts on a three-month lag, which differs from the contractual timing within the table.  Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the table.

(f)           Includes obligations related to rating service fees, music license fees, market research, weather and news services.

(g)          Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty. The fees that we are required to pay under these agreements total $5.8 million, $11.5 million, $3.5 million and $1.6 million for the periods 2013, 2014-2015, 2016-2017 and 2018 and thereafter, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in table above.

(h)         Commitments to contribute capital or provide loans to Allegiance Capital, LP, Sterling Ventures Partners, LP and Patriot Capital II, LP.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2012, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 6. Notes Payable and Commercial Bank Financing, in the Notes to our Consolidated Financial Statements.  As of December 31, 2012, we did not have any outstanding derivative instruments.

In January 2012, we drew $180.0 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Four Points, which closed January 1, 2012. In addition, in April 2012, we drew $157.5 million of the incremental Term Loan A and $192.5 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Freedom, which closed April 1, 2012.  As of December 31, 2012, we had $48.0 million drawn on our revolver.

On September 20, 2012, we entered into an amendment of our Bank Credit Agreement. Under the Amendment, we increased our incremental term loan capacity from $300.0 million to $500.0 million. Also under the Amendment, the level of permitted unsecured indebtedness increased from $450.0 million to $850.0 million, subject to certain limitations, and we increased our ratio of our First Lien Indebtedness from 3.25 times EBITDA to 3.75 times EBITDA through December 31, 2014 with a decrease to 3.50 times EBITDA through maturity of the agreement. Other amended terms provided us with increased television station acquisition capacity, more flexibility under the other restrictive covenants and prepayments of the existing term loans. There were no changes pertaining to interest rates or maturities of the outstanding debt or commitments under the Bank Credit Agreement.

We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred.  The carrying value and fair value of the 4.875% Notes, 3.0% Notes, 6.125% Notes, 8.375% Notes and 9.25% Notes combined was $1,236.5 million and $1,362.6 million, respectively, as of December 31, 2012.  We estimate that adding 1.0% to prevailing interest rates would result in a decrease in fair value of these notes by $70.7 million as of December 31, 2012.  Generally, the fair market value of these notes will decrease as interest rates rise and increase as interest rates fall.  We are also exposed to risk from the changing interest rates of our variable rate debt, primarily related to our Bank Credit Agreement.  For the year ended December 31, 2012, cash interest expense on our term loans and revolver related to our Bank Credit Agreement was $27.9 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $7.5 million for the year ended December 31, 2012.  We also have variable rate debt associated with our other operating divisions.  We estimate that adding 1.0% to respective interest rates would result in $0.6 million of additional interest expense for the year ended December 31, 2012.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2012.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Management has excluded the operations of the fourth quarter acquisitions including WKRC-TV, WOAI-TV, WHP-TV, WPMI-TV, WJTC-TV, KSAS-TV, WHAM-TV, WLYH-TV, KMTW-TV, KBTV-TV, WRSP-TV, WCCU-TV and WBUI-TV, from its assessment of internal control over financial reporting as of December 31, 2012. These assets acquired represent $514.8 million of total assets as of December 31, 2012 and $12.3 million of total revenues for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Code of business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2012,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

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

4.6

Indenture, dated as of October 12, 2012, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 17, 2012).

4.7

Registration Rights Agreement, dated as of October 12, 2012, by and among Sinclair Television Group, Inc., the guarantors identified therein and Wells Fargo Securities LLC as representative for Deutsche Bank Securities In., J.P. Morgan Securities, LLC, Barclays Capital Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 17, 2012).

10.1

Common Non-Voting Capital Stock Option between Sinclair Broadcast Group, Inc. and William Richard Schmidt, as trustee. (Incorporated by reference from Registrant’s Registration Statement on Form S-1 No.33-90682).

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

10.12

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

10.13*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.14*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated April 2, 2007. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.15

Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 3, 2008).

10.16

Fourth Amended and Restated Credit Agreement, dated as of October 29, 2009, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009).

10.17

Amended and restated lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.18

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

10.22	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 15, 2011, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed on March 16, 2011).
10.23*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 22, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2010).

10.24

Asset Purchase Agreement dated September 8, 2011 between Four Points Media Group LLC and Sinclair Television Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011).

10.25

Asset Purchase Agreement dated November 1, 2011, between Freedom Communications Holdings, Inc. and Sinclair Television Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011).

10.26*

Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated November 11, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011).

10.27*

Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated November 11, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011).

10.28*

Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steven M. Marks, dated November 14, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011).

10.29

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2011, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A. and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed on December 19, 2011).

10.30*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 9, 2012. (Incorporated by reference form Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012)

10.31

Option Agreement dated May 14, 2012 between Sinclair Broadcast Group, Inc. and Fox Television Stations, Inc. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

10.32

Asset Purchase Agreement dated July 19, 2012 between Newport Television LLC, Newport Television License LLC and Sinclair Television Group. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012.)

10.33

Fourth Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 20, 2012, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Report on Form 8-K filed on September 26, 2012).

10.34	Amended and restated lease dated January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC.
10.35*	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 5, 2013.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 26, 2005).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2013.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 12, 2013

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 12, 2013

/s/ David R. Bochenek	Vice President and
David R. Bochenek	Chief Accounting Officer	March 12, 2013

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 12, 2013

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 12, 2013

/s/ Robert E. Smith
Robert E. Smith	Director	March 12, 2013

/s/ Basil A. Thomas
Basil A. Thomas	Director	March 12, 2013

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 12, 2013

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 12, 2013

/s/ Martin R. Leader
Martin R. Leader	Director	March 12, 2013

SINCLAIR BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity (deficit), of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and its subsidiaries (the Company) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the operations of WKRC-TV, WOAI-TV, WHP-TV, WPMI-TV, WJTC-TV, KSAS-TV, WHAM-TV, WLYH-TV, KMTW-TV, KBTV-TV, WRSP-TV, WCCU-TV and WBUI-TV from its assessment of internal control over financial reporting as of December 31, 2012 because these television stations were acquired by the Company in a purchase business combination during the fourth quarter of 2012.  We have also excluded WKRC-TV, WOAI-TV, WHP-TV, WPMI-TV, WJTC-TV, KSAS-TV, WHAM-TV, WLYH-TV, KMTW-TV, KBTV-TV, WRSP-TV, WCCU-TV and WBUI-TV from our audit of internal control over financial reporting. These assets acquired represent $514.8 million of total assets as of December 31, 2012 and $12.3 million of total revenues for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 12, 2013

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,865	$12,967
Accounts receivable, net of allowance for doubtful accounts of $3,091 and $3,008, respectively	183,480	132,915
Affiliate receivable	416	252
Income taxes receivable	—	225
Current portion of program contract costs	56,581	38,906
Prepaid expenses and other current assets	7,404	17,274
Assets held for sale	30,357	—
Deferred barter costs	3,345	2,238
Deferred tax assets	—	4,940
Total current assets	304,448	209,717

PROGRAM CONTRACT COSTS, less current portion	12,767	15,584
PROPERTY AND EQUIPMENT, net	439,713	281,521
RESTRICTED CASH	225	58,726
GOODWILL	1,074,032	660,117
BROADCAST LICENSES	85,122	47,002
DEFINITE-LIVED INTANGIBLE ASSETS, net	623,406	175,341
OTHER ASSETS	189,984	123,409
Total assets (a)	$2,729,697	$1,571,417

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,086	$8,872
Accrued liabilities	143,731	79,698
Income taxes payable	9,939	—
Current portion of notes payable, capital leases and commercial bank financing	47,622	38,195
Current portion of notes payable and capital leases payable to affiliates	1,704	3,014
Current portion of program contracts payable	88,015	63,825
Liabilities held for sale	2,397	—
Deferred barter revenues	3,499	1,978
Deferred tax liabilities	607	—
Total current liabilities	307,600	195,582

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,210,866	1,148,271
Notes payable and capital leases to affiliates, less current portion	13,187	16,545
Program contracts payable, less current portion	16,341	27,625
Deferred tax liabilities	233,465	247,552
Other long-term liabilities	48,291	47,204
Total liabilities (a)	2,829,750	1,682,779
COMMITMENTS AND CONTINGENCIES (See Note 10)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,332,012 and 52,022,086 shares issued and outstanding, respectively	523	520
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,933,859 and 28,933,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	289	289
Additional paid-in capital	600,928	617,375
Accumulated deficit	(713,697)	(734,511)
Accumulated other comprehensive loss	(4,993)	(4,848)
Total Sinclair Broadcast Group shareholders’ deficit	(116,950)	(121,175)
Noncontrolling interests	16,897	9,813
Total deficit	(100,053)	(111,362)
Total liabilities and equity (deficit)	$2,729,697	$1,571,417

The accompanying notes are an integral part of these consolidated financial statements.

(a)         Our consolidated total assets as of December 31, 2012 and 2011 include total assets of variable interest entities (VIEs) of $107.9 million and $33.5 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2012 and 2011 include total liabilities of the VIEs of $7.9 million and $14.4 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per share data)

	2012	2011	2010
REVENUES:
Station broadcast revenues, net of agency commissions	$920,593	$648,002	$655,836
Revenues realized from station barter arrangements	86,905	72,773	75,210
Other operating divisions revenues	54,181	44,513	36,598
Total revenues	1,061,679	765,288	767,644

OPERATING EXPENSES:
Station production expenses	255,556	178,612	154,133
Station selling, general and administrative expenses	171,279	123,938	127,091
Expenses recognized from station barter arrangements	79,834	65,742	67,083
Amortization of program contract costs and net realizable value adjustments	60,990	52,079	60,862
Other operating divisions expenses	46,179	39,486	30,916
Depreciation of property and equipment	47,073	32,874	36,307
Corporate general and administrative expenses	33,391	28,310	26,800
Amortization of definite-lived intangible and other assets	38,099	18,229	18,834
Impairment of goodwill, intangible and other assets	—	398	4,803
Total operating expenses	732,401	539,668	526,829
Operating income	329,278	225,620	240,815

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(128,553)	(106,128)	(116,046)
Loss from extinguishment of debt	(335)	(4,847)	(6,266)
Income (loss) from equity and cost method investments	9,670	3,269	(4,861)
Gain on insurance settlement	47	1,742	344
Other income, net	2,233	1,717	1,865
Total other expense	(116,938)	(104,247)	(124,964)
Income from continuing operations before income taxes	212,340	121,373	115,851
INCOME TAX PROVISION	(67,852)	(44,785)	(40,226)
Income from continuing operations	144,488	76,588	75,625
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, includes income tax provision of $663, $477 and $77, respectively	465	(411)	(577)
NET INCOME	144,953	76,177	75,048
Net (income) loss attributable to the noncontrolling interests	(287)	(379)	1,100
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$144,666	$75,798	$76,148
Dividends declared per share	$1.54	$0.48	$0.43
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$1.78	$0.95	$0.96
Basic earnings per share	$1.79	$0.94	$0.95
Diluted earnings per share from continuing operations	$1.78	$0.95	$0.95
Diluted earnings per share	$1.78	$0.94	$0.94
Weighted average common shares outstanding	81,020	80,217	80,245
Weighted average common and common equivalent shares outstanding	81,310	80,532	83,606

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$144,201	$76,209	$76,725
Income (loss) from discontinued operations, net of tax	465	(411)	(577)
Net income	$144,666	$75,798	$76,148

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010

Net income	$144,953	$76,177	$75,048
Amortization of net periodic pension benefit costs, net of taxes	(145)	(934)	299
Comprehensive income	144,808	75,243	75,347
Comprehensive (income) loss attributable to the noncontrolling interests	(287)	(379)	1,100
Comprehensive income attributable to Sinclair Broadcast Group	$144,521	$74,864	$76,447

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2009	47,375,437	$474	32,453,859	$325	$605,340	$(813,876)	$(4,213)	$9,728	$(202,222)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(34,225)	—	—	(34,225)
Class A Common Stock issued pursuant to employee benefit plans	538,575	5	—	—	4,423	—	—	—	4,428
Class B Common Stock converted into Class A Common Stock	2,370,040	24	(2,370,040)	(24)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(287)	(287)
Tax provision on employee stock awards	—	—	—	—	(123)	—	—	—	(123)
Change in pension funded status and amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	299	—	299
Net income (loss)	—	—	—	—	—	76,148	—	(1,100)	75,048
BALANCE, December 31, 2010	50,284,052	$503	30,083,819	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(123,852)	—	—	(123,852)
Class A Common Stock issued pursuant to employee benefit plans	309,926	3	—	—	5,102	—	—	—	5,105
Purchase of assets from entity under common control	—	—	—	—	(23,638)	—	—	—	(23,638)
Tax benefit on share based awards	—	—	—	—	271	—	—	—	271
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,142)	(1,142)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	707	707
Consolidation of variable interest entity	—	—	—	—	—	—	—	9,050	9,050
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	1,818	—	—	(1,818)	—
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	(145)	—	(145)
Net income	—	—	—	—	—	144,666	—	287	144,953
BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$144,953	$76,177	$75,048
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of debt discount, net of debt premium	3,469	3,347	4,963
Depreciation of property and equipment	48,871	33,153	36,563
Impairment of goodwill, intangible and other assets	—	398	4,803
Amortization of definite-lived intangible assets	38,671	18,229	18,834
Amortization of program contract costs and net realizable value adjustments	61,943	52,079	60,862
Loss on extinguishment of debt, non-cash portion	335	4,985	5,525
Original debt issuance discount paid	—	(13,785)	(14,393)
Deferred tax provision	8,313	43,972	38,636
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(23,225)	(11,616)	(14,491)
Decrease in income taxes receivable	—	74	8,073
(Increase) decrease in prepaid expenses and other current assets	(8,360)	(10,449)	196
(Increase) decrease in other assets	(23,200)	(1,247)	393
Increase in accounts payable and accrued liabilities	35,885	8,878	9,928
Increase (Decrease) in income taxes payable	9,150	(780)	298
(Decrease) increase in other long-term liabilities	(3,941)	913	(3,464)
Payments on program contracts payable	(70,061)	(67,319)	(88,992)
Other, net	14,672	11,504	12,179
Net cash flows from operating activities	237,475	148,513	154,961
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(43,986)	(35,835)	(11,694)
Payments for acquisitions of television stations	(1,135,348)	—	—
Purchase of alarm monitoring contracts	(12,454)	(8,850)	(10,106)
Decrease (increase) in restricted cash	58,501	(53,445)	59,602
Distributions from equity and cost method investees	9,590	3,798	894
Investments in equity and cost method investees	(24,052)	(11,577)	(7,224)
Investment in debt securities	(1,493)	(4,911)	—
Payments for acquisitions of assets of other operating divisions	—	(3,072)	—
Proceeds from the sale of assets	10	69	110
Proceeds from insurance settlements	42	1,739	372
Loans to affiliates	(277)	(406)	(136)
Proceeds from loans to affiliates	183	242	117
Net cash flows (used in) from investing activities	(1,149,284)	(112,248)	31,935
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	1,247,255	151,733	283,930
Repayments of notes payable, commercial bank financing and capital leases	(179,356)	(150,447)	(427,421)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.3 million, $0.7 million and $0 million, respectively	391	1,794	—
Purchase of subsidiary shares from noncontrolling interests	—	(2,501)	—
Dividends paid on Class A and Class B Common Stock	(123,852)	(38,356)	(34,225)
Payments for deferred financing costs	(18,707)	(5,483)	(7,020)
Proceeds from Class A Common Stock sold by variable interest entity	—	1,808	—
Noncontrolling interests distributions	(1,142)	(610)	(287)
Repayments of notes and capital leases to affiliates	(2,882)	(3,210)	(3,123)
Net cash flows from (used in) financing activities	921,707	(45,272)	(188,146)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,898	(9,007)	(1,250)
CASH AND CASH EQUIVALENTS, beginning of year	12,967	21,974	23,224
CASH AND CASH EQUIVALENTS, end of year	$22,865	$12,967	$21,974

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communication Commission (the FCC or Commission). We owned and provided programming and operating services pursuant to local marketing agreements (LMAs) or provided or were provided sales services pursuant to outsourcing agreements to 87 television stations in 47 markets, as of December 31, 2012. For the purpose of this report, these 87 stations are referred to as “our” stations.

Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (24 stations); MyNetworkTV (19 stations; not a network affiliation; however, it is branded as such); ABC (12 stations); The CW (16 stations); CBS (11 stations); NBC (3 stations), Azteca (1 station) and one independent station.  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with CBS (rebroadcasted content from other primary channels within the same market), The CW, MyNetworkTV, This TV, ME TV, Weather Radar, The Weather Authority Network, Live Well Network, Antenna TV, Bounce Network, The Country Network, Estrella TV, LATV, Azteca and Telemundo.

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations. WLAJ-TV was recently acquired in the second quarter of 2012 in connection with the acquisition of the television stations from Freedom Communications (Freedom). WLWC-TV was recently acquired in the first quarter of 2012 in connection with the acquisition of the television stations from Four Points Media Group LLC (Four Points). See Note 2. Acquisitions for more information.  In October 2012, we entered into an agreement to sell all the assets of WLAJ-TV to an unrelated third party for $14.4 million.  In January 2013, we entered into an agreement to sell the assets of WLWC-TV to an unrelated third party for $13.8 million.  The operating results of WLAJ-TV, which was sold effective March 1, 2013, and WLWC-TV, which is expected to divest in the second quarter of 2013 are not included in our consolidated results of operations from continuing operations for the year ended December 31, 2012. As of December 31, 2012, assets held for sale and liabilities held for sale included $1.5 million of negative working capital and programming contracts payable, $6.2 million of property and equipment, net, $0.8 million of broadcast licenses, $11.9 million of goodwill and $10.5 million of definite-lived intangible assets for WLAJ-TV and WLWC-TV.  Total revenues for WLAJ-TV and WLWC-TV which are included in discontinued operations for the year ended December 31, 2012 are $3.7 million and $6.3 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV which are included in discontinued operations for the year ended December 31, 2012 are $0.9 million and $0.2 million, respectively.  Basic and diluted earnings per share from discontinued operations was less than $0.01 per share for the years ended December 31, 2012, 2011 and 2010.

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of each of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities, including debt held by our VIEs, are non-recourse to us except for Deerfield Media, Inc.’s (Deerfield) debt which we guarantee. See Note 6. Notes Payable and Commercial Bank Financing for more information.

We have entered into LMAs to provide programming, sales and managerial services for television stations of Cunningham Broadcasting Company (Cunningham), the license owner of seven television stations as of December 31, 2012.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contains certain default provisions whereby insolvency of Cunningham would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 11. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 are net revenues of $105.5 million, $90.3 million and $94.3 million, respectively, which relates to LMAs with Cunningham.

Effective December 1, 2012, we have entered into joint sales agreements (JSAs) and shared services agreements (SSAs) to provide certain non-programming related sales, operational and administrative services for the television stations of Deerfield, the license owner of five television stations as of December 31, 2012.  The initial term is for eight years from the commencement and the agreement may be automatically renewed for successive eight year renewal terms.  We also have a purchase option to buy the license assets of the television stations. We own the majority of the non-license assets of the Deerfield stations and we have also guaranteed the debt of Deerfield.  Additionally, there is a lease in place whereby Deerfield leases assets owned by us in order to perform its duties under FCC rules. We have determined that the Deerfield stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and our guarantee of Deerfield’s debt, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Deerfield.  Included in the accompanying consolidated statements of operations for the year ended December 31, 2012 are net revenues of $30.3 million that relate to agreements with Deerfield.

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owners based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  We have determined that the License Assets of these stations are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Included in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 are net revenues of $18.8 million, $11.9 million and $13.2 million, respectively which relates to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,805	$2,739
Accounts receivable	110	—
Income taxes receivable	94	142
Current portion of program contract costs	6,113	413
Prepaid expenses and other current assets	124	99
Total current asset	10,246	3,393

PROGRAM CONTRACT COSTS, less current portion	1,484	271
PROPERTY AND EQUIPMENT, net	10,806	6,658
GOODWILL	6,357	6,357
BROADCAST LICENSES	14,927	4,208
DEFINITE-LIVED INTANGIBLE ASSETS, net	51,368	6,601
OTHER ASSETS	12,723	5,980
Total assets	$107,911	$33,468

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$15	$37
Accrued liabilities	186	315
Current portion of notes payable, capital leases and commercial bank financing	2,123	11,074
Current portion of program contracts payable	8,991	373
Total current liabilities	11,315	11,799

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	20,238	2,411
Program contracts payable, less current portion	2,080	173
Total liabilities	$33,633	$14,383

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs with Cunningham, JSAs and SSAs with Deerfield and certain outsourcing agreements, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payment made under these LMAs as of December 31, 2012 and 2011, which are excluded from liabilities above, were $29.8 million and $22.7 million, respectively.  The total capital lease assets excluded from above were $11.7 million and $11.8 million, respectively for the years ended December 31, 2012 and 2011, respectively.  The risk and reward characteristics of the VIEs are similar.

In the fourth quarter of 2011, we began providing sales, programming and management services to the Four Points and Freedom stations pursuant to LMAs.  Effective January 1, 2012, we completed the acquisition of the Four Points stations and the LMA was terminated. Effective April 1, 2012, we completed the acquisition of the Freedom stations and the LMA was terminated. We determined that the Four Points and Freedom stations were VIEs during the period of the LMAs based on the terms of the agreement.  We were not the primary beneficiary because the owner of the stations had the power to direct the activities of the VIEs that most significantly impacted the economic performance of the VIEs.  In the consolidated statements of operations for the year ended December 31, 2012 are net broadcast revenues of $10.0 million and station production expenses of $7.8 million related to the Freedom LMAs, and for the year ended December 31, 2011 are net revenues of $10.8 million and station production expenses of $7.7 million related to the Four Points and Freedom LMAs.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$3,648	$3,648	$8,009	$8,009
Investments in investment companies	27,335	27,335	26,276	26,276
Total	$30,983	$30,983	$34,285	$34,285

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $6.4 million, $2.8 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to these investments.

Our maximum exposure is equal to the carrying value of our investments.  As of December 31, 2012 and 2011, our unfunded commitments related to private equity investment funds totaled $8.9 million and $10.9 million, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance for fair value measurements.  The purpose of the new guidance is to have a consistent definition of fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).  Many of the amendments to GAAP are not expected to have a significant impact on practice; however, the new guidance does require new and enhanced disclosure about fair value measurements.  The amendments were effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. This guidance did not have a material impact on our consolidated financial statements but we have included the additional quantitative and qualitative disclosures required for our Level 3 fair value measurements beginning with the quarter ended March 31, 2012.

In September 2011, the FASB issued the final Accounting Standards Update for goodwill impairment testing.  The standard allows an entity to first consider qualitative factors when deciding whether it is necessary to perform the current two-step goodwill impairment test.  An entity would need to perform step-one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  The changes are effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted this new guidance in the fourth quarter of 2011 in completing our annual impairment analysis.  See Note 5. Goodwill, Broadcast Licenses and Other Intangible Assets for further discussion of the results of our goodwill impairment analysis.  This guidance impacts how we perform the annual goodwill impairment test; however, it did not impact our consolidated financial statements as the guidance does not impact the timing or amount of any resulting impairment charges.

In July 2012, the FASB issued new guidance for testing indefinite-lived intangible assets for impairment.  The new guidance allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the approach now applied to goodwill.  Companies can first determine based on certain qualitative factors whether it is “more likely than not” (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired.  The new standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012 and early adoption is permitted. We adopted this new guidance in the fourth quarter of 2012 when completing our annual impairment analysis.  See Note 5. Goodwill, Broadcast Licenses and Other Intangible Assets for further discussion of the results of our broadcast license impairment analysis.  This guidance impacted how we perform our annual impairment testing for indefinite-lived intangible assets and changed our related disclosures for 2012; however, it does not have an impact on our consolidated financial statements as the guidance does not impact the timing or amount of any resulting impairment charges.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Under the terms of certain lease agreements, as of December 31, 2012 and December 31, 2011, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

Additionally, during 2011, we entered into definitive agreements to purchase assets of Four Points and Freedom in September 2011 and November 2011, respectively, we were required to deposit 10% of the purchase price for each acquisition into an escrow account.  As of December 31, 2011, $58.5 million in restricted cash classified as noncurrent related to the amount held in escrow for these acquisitions.

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010

Balance at beginning of period	$3,008	$3,242	$2,932
Charged to expense	1,141	751	703
Net write-offs	(1,058)	(985)	(393)
Balance at end of period	$3,091	$3,008	$3,242

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

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  With the exception of one-year contracts amortization of program contract costs is computed using either a four-year accelerated method or based on usage, whichever method results in the earliest recognition of amortization for each program.  Program contract costs are amortized on a straight-line basis for one-year contracts.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

Other Assets

Other assets as of December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Equity and cost method investments	$94,924	$80,539
Unamortized costs related to debt issuances	40,260	34,590
Other	54,800	8,280
Total other assets	$189,984	$123,409

We have equity and cost method investments primarily in private investment funds and real estate ventures.  These investments are included in our other operating divisions segment.  In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2012, 2011, and 2010, none of our investments were significant individually or in the aggregate.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess whether a loss in value has occurred related to the investment.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  For the year ended December 31, 2010, we recorded impairments of $6.7 million related to three of our investments. No impairment was recorded for the year ended December 31, 2011. For the year ended December 31, 2012, we recorded impairments of $1.3 million related to two of our investments. The impairments are recorded in the gain (loss) from equity and cost method investees in our consolidated statement of operations.

Unamortized costs related to debt issuances represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method.  Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if we determine that there has been a substantial modification of the related debt.

The increase in other, in the table above, in 2012 was primarily due to the up-front payments to FOX as discussed in Note 10. Commitments and Contingencies.

Impairment of Intangible and Long-Lived Assets

We assess annually, in the fourth quarter, whether goodwill and indefinite-lived intangible assets are impaired. Additionally, impairment assessments may be performed on an interim basis when events or changes in circumstances indicate that impairment potentially exists. We aggregate our stations by market for purposes of our goodwill and license impairment testing. We believe that our markets are most representative of our broadcast reporting units because segment management views, manages and evaluates our stations on a market basis.  Furthermore, in our markets, where we operate or provide services to more than one station, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel. In our assessment of goodwill for impairment we first determined, based upon a qualitative assessment, whether it is more likely than not a reporting unit has been impaired.  Our qualitative assessment includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the specific financial performance of the reporting units, as well as any other events or circumstances specific to the reporting units. If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative two-step method. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including quoted market prices, observed earnings/cash flow multiples paid for comparable television stations and discounted cash flow models. Our discounted cash flow model is based on our judgment of future market conditions within each designated market area, as well as discount rates that would be used by market participants in an arms-length transaction.  If the net book value of the reporting unit were to exceed the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill to determine the implied fair value. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

For our annual impairment test for indefinite-lived intangibles, broadcast licenses, we applied a qualitative assessment to assess whether it is more likely than not that a broadcast license is impaired.  Our qualitative assessment for indefinite-lived intangible impairment includes, but it not limited to, assessing the changes in macroeconomic conditions, cost factors, regulatory environment, industry and market conditions, and other events and circumstances that could affect the significant inputs used to determine the fair value of our broadcast license assets.  When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the unit of accounting level, each station’s broadcast license, and we aggregate the broadcast licenses for each market because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will calculate the fair value of the broadcast license in accordance with the quantitative test for indefinite-lived intangible assets. If a quantitative test is performed, we use the income approach method. The income approach method involves a discounted cash flow model that incorporates several variables, including, but not limited to, discounted cash flows of a typical market participant, market revenue and long term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on the weighted-average cost of capital of the television broadcast industry. We will compare the fair value of the broadcast licenses, at a market level, to the carrying amount of those same broadcast licenses.  If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

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

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Compensation and employee insurance	$32,099	$16,665
Interest	18,885	12,191
Other accruals relating to operating expenses (a)	78,013	37,498
Deferred revenue	14,734	13,344
Total accrued liabilities	$143,731	$79,698

(a)  Included in other accruals relating to operating expenses as of December 31, 2012 is $25.0 million due to Fox in April 2013 as discussed further in Network Affiliation Agreements and Program Service Agreements under Note 10. Commitments and Contingencies.

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2012, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.

Supplemental Information — Statements of Cash Flows

During 2012, 2011 and 2010, we had the following cash transactions (in thousands):

	2012	2011	2010
Income taxes paid related to continuing operations	$46,964	$897	$1,211
Income tax refunds received related to continuing operations	$194	$5	$8,435
Interest paid	$110,973	$98,643	$110,833

Non-cash transactions related to capital lease obligations were $0.3 million, $2.3 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Advertising Expenses

Advertising expenses are recorded in the period when incurred and are included in station production and other operating division expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $12.2 million, $8.7 million and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Financial Instruments

Financial instruments, as of December 31, 2012 and 2011, consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Pension

We are required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  As of December 31, 2012 and 2011, we held a liability of $5.5 million and $4.6 million, respectively, representing the underfunded status of our defined benefit pension plan.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent events

On February 25, 2013, we entered into an agreement to purchase certain stock and/or broadcast assets of four television stations, located in four markets, owned by COX Media Group (CMG) for $99.0 million less $4.3 million of working capital adjustments, less amounts to be paid by third party companies, and entered into an agreement to provide sales services to one other station. The transaction is expected to close in the second quarter of 2013 subject to the approval of the FCC and customary antitrust clearance. The Company expects to finance the acquisition through a bank loan and/or by accessing the capital markets.

On February 28, 2013, we entered into an agreement to purchase the broadcast assets of 18 television stations owned by Barrington Broadcasting Group, LLC for $370.0 million, less amounts to be paid by third parties, and entered into agreements to operate or provide sales services to another six stations. Also, the company will sell its station WSYT-TV (FOX) and assign its LMA with WNYS-TV (MNT) in Syracuse, NY, and sell its station in Peoria IL, WYZZ-TV (FOX). The transaction is expected to close in the second quarter of 2013 subject to the approval of the FCC and customary antitrust clearance. The Company expects to finance the acquisition through a bank loan and/or by accessing the capital markets.

2.              ACQUISITIONS

Four Points

Effective January 1, 2012, we completed the acquisition of the broadcast assets of Four Points, which we had previously operated pursuant to a LMA since October 1, 2011.  The acquired assets consist of the following seven stations in four markets along with the respective network affiliation or program service arrangements: KUTV-TV (CBS) and KMYU-TV (MNT / This TV) in Salt Lake City / St. George, UT; KEYE-TV (CBS) in Austin, TX; WTVX-TV (CW), WTCN-TV (MNT) and WWHB-TV (Azteca) in West Palm Beach / Fort Pierce / Stuart, FL; and WLWC-TV (CW) in Providence, RI / New Bedford, MA.  This acquisition provides expansion into additional markets and increases value based on the synergies we can achieve.

We paid Four Points $200.0 million in cash, less a working capital adjustment of $0.9 million.  The acquisition was financed with a $180.0 million draw under an incremental Term B Loan commitment under our amended Bank Credit Agreement plus a $20.0 million cash escrow previously paid in September 2011.

Under the acquisition method of accounting, the results of the acquired operations are included in the financial statements of the Company beginning January 1, 2012. The purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Prepaid expenses and other current assets	$456
Program contract costs	3,731
Property and equipment	34,578
Broadcast licenses	10,658
Definite-lived intangible assets	93,800
Other assets	548
Accrued liabilities	(381)
Program contracts payable	(5,157)
Fair value of identifiable net assets acquired	138,233
Goodwill	60,843
Total	$199,076

The final allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $66.9 million, the decaying advertiser base of $9.8 million, and other intangible assets of $17.1 million. These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average of 14 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  Certain measurement period adjustments have been made since the initial allocation in the first quarter of 2012, which were not material to the consolidated financial statements.

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

The results of operations for the year ended December 31, 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $70.0 million and $17.3 million for the year ended December 31, 2012, respectively.  These amounts exclude the operations of WLWC-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating losses of WLWC-TV were $5.5 million and $0.2 million, respectively, for the year ended December 31, 2012.

Freedom

Effective April 1, 2012, we completed the acquisition of the broadcast assets of Freedom, which we had previously operated pursuant to a LMA since December 1, 2011. The acquired assets consist of the following eight stations in seven markets along with the respective network affiliation or program service arrangements: WPEC (CBS) in West Palm Beach, FL; WWMT (CBS) in Grand Rapids/Kalamazoo/Battle Creek, MI;  WRGB (CBS) and WCWN (CW) in Albany, NY; WTVC (ABC) in Chattanooga, TN; WLAJ (ABC) in Lansing, MI; KTVL (CBS) in Medford-Klamath Falls, OR; and KFDM (CBS) in Beaumont/Port Arthur/Orange, TX.  This acquisition provides expansion into additional markets and increases value based on the synergies we can achieve.

We paid Freedom $385.0 million plus a working capital adjustment of $0.3 million.  The acquisition was financed with a draw under a $157.5 million incremental Term Loan A and a $192.5 million incremental Term B Loan commitment under our amended Bank Credit Agreement, plus a $38.5 million cash escrow previously paid in November 2011.

Under the acquisition method of accounting, the results of the acquired operations are included in the financial statements of the Company beginning April 1, 2012.  The purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Prepaid expenses and other current assets	$373
Program contract costs	3,520
Property and equipment	54,109
Broadcast licenses	10,424
Definite-lived intangible assets	140,963
Other assets	278
Accrued liabilities	(589)
Program contracts payable	(3,404)
Fair value of identifiable net assets acquired	205,674
Goodwill	179,609
Total	$385,283

The allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $93.1 million, the decaying advertiser base of $25.1 million, and other intangible assets of $22.8 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 16 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  Certain measurement period adjustments have been made since the initial allocation in the second quarter of 2012, which were not material to the consolidated financial statements

Prior to the acquisition, since December 1, 2011, we provided sales, programming and management services to the stations pursuant to an LMA.  During that period, we funded the working capital needs of the stations, which totaled $1.5 million as of December 31, 2011 and $9.6 million as of March 31, 2012 and was reflected as cash flows used in operating activities within the consolidated statement of cash flows for those periods.  This working capital is not reflected in the purchase price allocation presented above.

The results of operations for the year ended December 31, 2012 includes the results of the Freedom stations since April 1, 2012.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $91.0 million and $32.5 million for the year ended December 31, 2012, respectively. These amounts exclude the operations of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating losses of WLAJ-TV were

$3.8 million and $0.9 million, respectively, for the year ended December 31, 2012.  Additionally, during the first quarter 2012, prior to the acquisition, we recorded net broadcast revenues of $10.0 million related to the Freedom LMAs.

Newport

Effective December 1, 2012, we completed the acquisition of certain broadcast assets of Newport Television (Newport). The acquired assets relate to the following seven stations in six markets along with the respective network affiliation or program service arrangements: WKRC (CBS) in Cincinnati, OH; WOAI (NBC) in San Antonio, TX; WHP (CBS) in Harrisburg/Lancaster/Lebanon/York, PA; WPMI (NBC) and WJTC (IND) in Mobile, AL/Pensacola, FL; KSAS (FOX) in Wichita/Hutchinson, KS; and WHAM (ABC) in Rochester, NY.  We also acquired Newport’s rights under the local marketing agreements with WLYH (CW) in Harrisburg, PA and KMTW (MNT) in Wichita, KS, as well as options to acquire the license assets.  This acquisition provides expansion into additional markets and increases value based on the synergies we can achieve.

We paid Newport $460.5 million in cash, less a working capital adjustment of $1.0 million.  We financed the $460.5 million purchase price, less the $41.3 million in escrow with the net proceeds from the 6.125% Notes issued in October 2012. See Note 6. Notes Payable and Commercial Bank Financing for more information.

Our right to acquire certain of the license assets of WPMI and WJTC in Mobile, AL was assigned to Deerfield and Deerfield acquired these assets effective December 1, 2012 for $6.0 million. Additionally, Deerfield acquired the license assets of WHAM in Rochester, NY effective February 1, 2013 for $6.0 million, using borrowings under its bank credit facility. Prior to Deerfield’s acquisition of the assets of WHAM, the assets were owned by Newport.  Concurrent with the acquisition of WKRC in Cincinnati, OH and WOAI in San Antonio, TX from Newport, we sold to Deerfield the license assets of two of our existing stations located in Cincinnati, OH (WSTR MNT) and San Antonio, TX (KMYS CW) for a total of $10.7 million. Deerfield financed these purchases with third party bank financing which we have guaranteed. See Note 6. Notes Payable and Commercial Bank Financing for more information.  We have assignable purchase option agreements with Deerfield to acquire the license assets upon FCC approval and operate the stations pursuant to shared services and joint sales agreements with Deerfield. We consolidate the license assets owned by Deerfield because the licensee companies are VIEs and we are the primary beneficiary. Prior to Deerfield acquiring the license assets of WHAM in Rochester, NY on February 1, 2013, we operated the station pursuant to a shared services and joint sales agreement with Newport. We consolidated the license assets owned by Newport from December 1, 2012 to January 31, 2013 because the licensee company is a VIE and the Company is the primary beneficiary. See Variable Interest Entities in Note 1.  Nature of Operations and Summary of Significant Accounting Policies.  The purchase of the license assets by Deerfield in February 2013 will be accounted for as a transaction between parties under common control.

Under the acquisition method of accounting, the results of the acquired operations are included in the financial statements of the Company beginning December 1, 2012. The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The initial purchase price allocated includes $460.5 million paid for certain broadcast assets of the seven stations from Newport and the rights under the LMAs with the two other stations, $6.0 million paid by Deerfield for the license assets of WPMI and WJTC, and $6.2 million of noncontrolling interests related to the WHAM and WLYH VIEs, less a working capital adjustment of $1.0 million. The sale of the license assets of WSTR in Cincinnati, OH and KMYS in San Antonio, TX was considered a transaction between parties under common control and therefore was not included in the purchase price allocation. The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The initial allocated fair value of acquired assets and assumed liabilities, including the assets owned by VIEs, is summarized as follows (in thousands):

Prepaid expenses and other current assets	$1,377
Program contract costs	9,309
Property and equipment	61,253
Broadcast licenses	15,017
Definite-lived intangible assets	226,516
Other assets	994
Accrued liabilities	(3,498)
Program contracts payable	(10,539)
Fair value of identifiable net assets acquired	300,429
Goodwill	171,298
Total	$471,727

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $167.7 million, the decaying advertiser base of $21.3 million, and other intangible assets of $37.5 million. These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average of 14 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.

The results of operations for the year ended December 31, 2012 include the results of the Newport stations since December 1, 2012.  Net broadcast revenues and operating income of the Newport stations included in our consolidated statements of operations, were $11.7 million and $2.9 million for the year ended December 31, 2012, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of each annual period presented (in thousands, except per share data):

	Unaudited
	2012	2011
Total revenues	$1,210,257	$1,028,168
Net Income	$151,751	$77,899
Net Income attributable to Sinclair Broadcast Group	$151,352	$77,370
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$1.86	$0.96

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs, alignment of accounting policies and the related tax effects of the adjustments.  The pro forma revenues exclude the revenues of WLAJ-TV and WLWC-TV which are classified as discontinued operations in the consolidated statements of operations.  Total revenues of WLAJ-TV and WLWC-TV which are excluded from the pro forma results above are $4.9 million and $6.3 million, respectively, for the year ended December 31, 2012 and $3.3 million and $6.5 million, respectively for the year ended December 31, 2011.

In connection with these acquisitions, we incurred a total of $1.8 million of costs primarily related to legal and other professional services, which we expensed as incurred.  For the year ended December 31, 2012, such costs were incurred in corporate, general and administrative expenses in the consolidated statements of operations.  These costs were not included in the pro forma amounts above as they are nonrecurring in nature.

Other Acquisitions

We acquired five other television stations during the year ended 2012 in three markets.  The initial purchase price allocated includes $45.1 million paid for certain broadcast assets of these stations, less working capital adjustments of $1.2 million, and $4.4 million of noncontrolling interests related to the license assets of certain of these stations owned by variable interest entities that we consolidate. We allocated the total purchase price of these five stations as follows:

Prepaid expenses and other current assets	$98
Program contract costs	2,487
Property and equipment	17,309
Broadcast licenses	2,825
Definite-lived intangible assets	17,990
Accrued liabilities	(1,590)
Program contracts payable	(4,900)
Fair value of identifiable net assets acquired	34,219
Goodwill	14,093
Total	$48,312

In conjunction with these acquisitions, we incurred transaction costs of approximately $0.7 million, which are reported in general and administrative expenses in the accompanying consolidated statements of operations. The results of operations of these acquisitions were not material to our consolidated statements of operations or our financial position for the 2012 year.

In December 2012, we acquired the license assets of WTTA-TV in Tampa/St. Petersburg, Florida from Bay Television, Inc. (Bay TV). Prior to December 1, 2012, we performed sales, programming and other management services to the station pursuant to an LMA which was terminated upon closing. As discussed in Note 11. Related Person Transactions, our controlling shareholders own a controlling interest in Bay TV. As this was considered a transaction between entities under common control, the acquisition method of accounting was not applied, and the assets acquired were recorded at their historical cost basis and the difference between the purchase price and the historical cost basis of the assets of $23.6 million, net of taxes of $15.6 million, was recorded as a reduction in additional paid-in capital. A substantial portion of the purchase price will be deductible for tax purposes in future periods.

3.              STOCK-BASED COMPENSATION PLANS:

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

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2012, 9,477,809 shares (including forfeited shares) were available for future grants.  We have not issued any options subsequent to accelerating the vesting in 2005.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2011	179,000	$11.69	179,000	$11.69
2012 Activity:
Granted	—	—	—	—
Exercised	(11,000)	10.89	—	—
Cancelled	(38,500)	11.87	—	—
Outstanding at December 31, 2012	129,500	$11.73	129,500	$11.73

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs issued in 2012, 2011 and 2010 have certain restrictions that lapse over two years at 50% and 50%, respectively. RSAs issued prior to 2010 have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends.  The fair value assumes the value of the stock on the grant date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2011	174,500	$8.97
2012 Activity:
Granted	114,000	11.68
Vested	(130,000)	7.91
Forfeited	—	—
Unvested shares at December 31, 2012	158,500	$11.79

For the years ended December 31, 2012, 2011 and 2010, we recorded compensation expense of $1.2 million, $1.0 million and $0.8 million, respectively. The majority of the unrecognized compensation expense of $0.9 million, as of December 31, 2012, will be recognized in 2013.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the quarter and as of the last day of that quarter. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Risk-free interest rate	0.1%	0.4%	0.3%
Expected life	3 months	3 months	3 months
Expected volatility	38%-53%	38%-67%	64%-88%
Weighted average volatility	44%	51%	77%
Annual dividend yield	4.3%-6.7%	3.8%-6.6%	—%
Weighted average dividend yield	5.2%	5.4%	—%

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

The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.1 million and $0.2 million, respectively.  Less than 0.1 million shares were issued to employees during the year ended December 31, 2012.

Match.  The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) is available as a benefit for our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount, the Match and an additional discretionary amount determined each year by the Board of Directors.  The Match and any additional discretionary contributions may be made using our Class A Common Stock if the Board of Directors so chooses.  Typically, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2012, 2011 and 2010, we recorded $1.6 million, $1.3 million and $1.5 million, respectively, of compensation expense related to the Match.

SARs. On March 9, 2012, 400,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP. The base value of each SAR is $11.68 per share, which was the closing price of our Class A Common Stock on the grant date. The SARs had a grant date fair value of $2.0 million. On March 22, 2011, 300,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP. The base value of each SAR is $12.07 per share, which was the closing price of our Class A Common Stock on the grant date. The SARs had a grant date fair value of $2.2 million. On March 12, 2010, 300,000 SARs were granted to David Smith, pursuant to the LTIP. The base value of each SAR is $5.75 per share, which was the closing price of our Class A Common Stock on the grant date. The SARs had a grant date fair value of $1.6 million. The SARs have a 10-year term and vest immediately. We valued the SARs using the Black-Scholes model and the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.9%	3.6%	3.9%
Expected life	5 years	10 years	10 years
Expected volatility	73%	68%	110%
Annual dividend yield	5.2%	2.3%	—%

The following is a summary of the changes in SARS:

	SARs	Weighted- Average Price
Outstanding at December 31, 2011	500,000	$13.55
2012 Activity:
Granted	400,000	11.68
Exercised	—	—
Outstanding SARs at December 31, 2012	900,000	$12.72

For the years ended December 31, 2012, 2011 and 2010, we recorded compensation expense, at the grant date, of $2.0 million, $2.2 million and $1.6 million, respectively, related to these grants.  In 2011, David Smith exercised 650,000 of his then outstanding SARs for 237,947 shares.  During 2012, 2011 and 2010, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.  As of December 31, 2012, 900,000 SARs were outstanding.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and/or appraisals.  These stock awards vest immediately.  For the years ended December 31, 2012 and 2011, we recorded compensation expense of $0.7 million and $2.9 million, respectively, related to these awards. We did not issue any subsidiary stock awards in 2010, and therefore no compensation expense was recorded.  These awards have no effect on the shares used in our basic and diluted earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of shares of Class A Common Stock pursuant to the LTIP.  In 2012, 2011 and 2010, each non-employee director received 5,000 shares, respectively.  On June 14, 2012, June 3, 2011 and June 3, 2010, we granted 25,000 shares that had a fair value of $8.12 per share, 25,000 shares that had a fair value of $9.39 per share and 25,000 shares that had a fair value of $6.61 per share, respectively.  The fair value assumes the closing value of the stock on the date of grant.  We recorded expense of $0.2 million for each of the years ended December 31, 2012, 2011 and 2010. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings (loss) per share.

4.              PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under capital leases	Lease term

Acquired property and equipment as discussed in Note 2. Acquisitions, is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Land and improvements	$33,932	$20,303
Real estate held for development and sale	56,419	55,517
Buildings and improvements	135,162	98,283
Station equipment	425,823	306,041
Office furniture and equipment	41,134	37,305
Leasehold improvements	18,362	14,495
Automotive equipment	20,634	12,578
Capital leased assets	79,126	79,259
Construction in progress	18,274	6,647
	828,866	630,428
Less: accumulated depreciation	(389,153)	(348,907)
	$439,713	$281,521

Capital leased assets are related to building, tower and equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded capital lease depreciation expense of $3.5 million, $3.8 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $1,074.0 million and $660.1 million at December 31, 2012 and 2011, respectively. The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other Operating Divisions	Consolidated
Balance at December 31, 2010
Goodwill	$1,070,202	$3,388	$1,073,590
Accumulated impairment losses	(413,573)	—	(413,573)
	656,629	3,388	660,017
Acquisition of other operating divisions companies (a)	—	100	100
Balance at December 31, 2011 (d)
Goodwill (a)	1,070,202	3,488	1,073,690
Accumulated impairment losses	(413,573)	—	(413,573)
	656,629	3,488	660,117
Acquisition of television stations (b)	425,822	—	425,822
Reclassification of goodwill to assets held for sale (c)	(11,907)	—	(11,907)
Balance at December 31, 2012 (d)
Goodwill	1,484,117	3,488	1,487,605
Accumulated impairment losses	(413,573)	—	(413,573)
	$1,070,544	$3,488	$1,074,032

(a)         In May 2011 we recorded $0.1 million of goodwill when we acquired the Ring of Honor wrestling franchise.

(b)         In 2012, we acquired goodwill as a result of acquisitions as discussed in Note 2. Acquisitions.

(c)          In 2012, we reclassified goodwill to assets held for sale as a result of the pending sales of WLAJ-TV in Lansing, Michigan, and WLWC-TV in Providence, Rhode Island as discussed in Discontinued Operations under Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(d)         Approximately $6.4 million of goodwill relates to consolidated VIEs as of December 31, 2012 and 2011.

As of December 31, 2012 and 2011, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	2012	2011
Beginning balance	$47,002	$47,375
Broadcast license impairment charge	—	(398)
Acquisition of television stations (a)	38,924	25
Reclassification of broadcast license to assets held for sale (b)	(804)	—
Ending balance (c)	$85,122	$47,002

(a)         In 2012, we acquired broadcast licenses as a result of acquisitions as discussed in Note 2. Acquisitions. In 2011, Cunningham, a VIE for which we consolidate, acquired the license assets of WDBB-TV, in Birmingham, Alabama.

(b)         In 2012, we reclassified the broadcast license of WLAJ-TV in Lansing, Michigan and WLWC-TV in Providence, Rhode Island to assets held for sale as discussed in Discontinued Operations under Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(c)          Approximately $14.9 million and $4.2 million of broadcast licenses relate to consolidated VIEs as of December 31, 2012 and 2011, respectively.

We did not have any indicators of impairment in the first, second or third quarters of 2012 and therefore did not perform interim impairment tests for goodwill or broadcast licenses during those periods. We performed our annual impairment tests in the fourth quarter of 2012 based on the new guidance for testing goodwill and indefinite-lived intangible assets for impairment, and we did not recognize any impairment to goodwill or broadcast licenses in 2012 as a result of our qualitative and/or quantitative assessments. Based on the results of our annual qualitative assessment for goodwill impairment performed in 2012, we concluded that we would need to perform a quantitative “Step 1” test for three of our markets which had aggregate goodwill of $79.5 million as of October 1, 2012, the date of our annual impairment test.  These markets had a decrease in operating results for the past few years and therefore, we estimated the fair value of these reporting units based on a market approach and income approach.  For all three markets, the fair value of the reporting unit exceeded the respective carrying value by more than 10%.  For all our other reporting units, we concluded based on the qualitative assessment that it was more likely than not that the fair values of these reporting units would sufficiently exceed their carrying values and it was not necessary to perform the quantitative two-step method.

We did not have any indicators of impairment in the first, second or third quarters of 2011 and therefore did not perform interim impairment tests for goodwill during those periods.  In the first quarter 2011, we recorded an impairment charge of $0.4 million for our broadcast licenses due to anticipated increase in costs for one of our stations as a result of converting to full power.  We performed our annual impairment tests in the fourth quarter of 2011, and did not recognize any impairment as a result of the assessments. Based on the annual qualitative assessment for goodwill impairment performed in 2011, we concluded that it was more likely than not that the fair values of all reporting units would sufficiently exceed their carrying value and thus it was not necessary to perform the quantitative two-step method.

The qualitative factors for our reporting units reviewed during our 2012 and 2011 assessments, with the exception of the three markets in which we performed a quantitative assessment, indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units.

As a result of our 2010 annual impairment test, we recorded an impairment charge related to our broadcast licenses of $4.6 million.  Broadcast licenses were impaired in 7 of 35 markets and were primarily the result of additional cash outflows for increased signal strength necessary to maintain competitive market positions.  There was no impairment to goodwill in 2010 as all of our reporting units had fair values in excess of carrying values.

The carrying value, fair value and impairment loss of the broadcast licenses which were impaired during 2011 and 2010 were as follows (in thousands):

		Fair Value Measurements Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Year Ended December 31, 2011
Broadcast licenses (a)	$1,265	$—	$—	$1,265	$398

Year Ended December 31, 2010
Broadcast licenses (a)	$14,850	$—	$—	$14,850	$4,613

(a)         The fair value above represents the fair value of the broadcast licenses that were impaired in 2011 and 2010 and written down to fair value.  It excludes carrying values of $45.7 million and $32.5 million related to broadcast licenses as of December 31, 2011 and 2010, respectively, which were not impaired during those years and had fair values in excess of carrying value.

The key assumptions used to determine the fair value of our broadcast licenses consist of discount rates, estimated market revenues, normalized market share, normalized profit margin, and estimated start-up costs. The qualitative factors for our broadcast licenses indicated an increase in market revenues, stable market shares and stable cost factors from 2011 to 2012.  The revenue, expense and constant growth rates used in determining the fair value of our broadcast licenses increased slightly from 2010 to 2011.  The growth rates are based on market studies, industry knowledge and historical performance.  The discount rates used to determine the fair value of our broadcast licenses did not change significantly from 2011 to 2012 or 2010 to 2011.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations (in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation (a)	$580,929	$(160,166)	$420,763
Decaying advertiser base (b)	178,094	(121,919)	56,175
Other (c)	195,103	(48,635)	146,468
Total	$954,126	$(330,720)	$623,406

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation	$244,900	$(141,202)	$103,698
Decaying advertiser base	122,375	(115,897)	6,478
Other (d)	106,243	(41,078)	65,165
Total	$473,518	$(298,177)	$175,341

(a)         The increase in network affiliation assets includes amounts from acquisitions of $343.0 million. See Note 2. Acquisitions for more information.  Amounts also reflect the reclassification of the amounts related to WLAJ-TV and WLWC-TV to assets held for sale of $6.9 million.  See Discontinued Operations under Note 1. Nature of Operations and Summary of Significant Accounting Policies for more information.

(b)         The increase in decaying advertiser base includes amounts from acquisitions of $56.9 million.  See Note 2. Acquisitions for more information.  Amounts also reflect the reclassification of the amounts related to WLAJ-TV and WLWC-TV to assets held for sale of $1.2 million.  See Discontinued Operations under Note 1. Nature of Operations and Summary of Significant Accounting Policies for more information.

(c)          The increase in other intangible assets includes the amounts from acquisitions of $79.4 million.  See Note 2. Acquisitions for more information. Amounts also reflect the reclassification of the amounts related to WLAJ-TV and WLWC-TV to assets held for sale of $3.1 million.  See Discontinued Operations under Note 1. Nature of Operations and Summary of Significant Accounting Policies for more information.  The increase also includes the purchase of additional alarm monitoring contracts of $13.9 million, which is included in the other operating divisions segment.

(d)         During 2011, we purchased $8.9 million, in additional alarm monitoring contracts related to a business within our other operating divisions.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives which generally range from 5 to 25 years.  The total weighted average useful life of all definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions discussed in Note 2. Acquisitions is 14 years.  The amortization expense of the definite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010 was $38.1 million, $18.2 million and $18.8 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2012, 2011 and 2010.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2013	$56,741
For the year ended December 31, 2014	55,634
For the year ended December 31, 2015	55,325
For the year ended December 31, 2016	55,111
For the year ended December 31, 2017	54,658
Thereafter	345,937
$623,406

6.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

In 2011, we entered into amendments (the Amendments) of our Bank Credit Agreement to help fund the acquisitions of Four Points and Freedom.  A summary of the changes on interest of these Amendments are as follows:

•                  A new Term Loan A facility (Term Loan A).  The Term Loan A bears interest at LIBOR plus 2.25%.

•                  Interest on the Term Loan B facility (Term Loan B) was reduced to LIBOR plus 3.00% with a 1.00% LIBOR floor.  The maturity date of the Term Loan B was extended to October 29, 2016.

•                  We increased our revolving line of credit and extended the maturity from 2013 to be coterminous with the Term Loan A maturity of March 2016.  Pricing on the revolving line of credit was reduced from LIBOR plus 4.00% with a 2.00% LIBOR floor down to LIBOR plus 2.25%, with no LIBOR floor.

•                  We began to incur fees on the undrawn commitments beginning January 17, 2012.  The fees are calculated based on an annual rate of 0.5% for the Term Loan A, which increased to 1.0% after March 30, 2012, and 1.5% for the Term Loan B which increased to 3.0% after March 30, 2012.

In January 2012, we drew $180.0 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Four Points, which closed January 1, 2012. In addition, in April 2012, we drew $157.5 million of the incremental Term Loan A and $192.5 million of the incremental Term Loan B under our Bank Credit Agreement to fund the asset acquisition of Freedom, which closed April 1, 2012.  As of December 31, 2012, we had $48.0 million drawn on our revolver.

In September 2012, we further amended certain terms of our Bank Credit Agreement. The final terms of the amendment are as follows:

•                  We increased our incremental uncommitted term loan capacity from $300.0 million to $500.0 million. Also under this new amendment,

•                  The level of permitted unsecured indebtedness increased from $450.0 million to $850.0 million, subject to certain limitations, and we increased our ratio of our First Lien Indebtedness from 3.25 times EBITDA to 3.75 times EBITDA through December 31, 2014 with a decrease to 3.50 times EBITDA through maturity of the agreement.

•                  Other amended terms provided us with increased television station acquisition capacity, more flexibility under the other restrictive covenants and prepayments of the existing term loans.

•                  There were no changes pertaining to interest rates or maturities of the outstanding debt or commitments under the Bank Credit Agreement.

Interest expense related to the Bank Credit Agreement, including the revolver, on our consolidated statement of operations was $35.7 million, $19.6 million and $23.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Included in these amounts were debt refinancing costs of $6.3 million and $6.1 million for the years ended December 31, 2012 and 2011, respectively, in accordance with debt modification accounting guidance that applied to the amendments.  In addition, in connection with the amendments we capitalized $2.3 million and $5.5 million as deferred financing costs, which are included in other assets in our consolidated financial statements during the years ended December 31, 2012 and 2011, respectively.  The weighted average effective interest rate of the Term Loan B for the years ended December 31, 2012 and 2011 was 4.40% and 4.96%, respectively.  The weighted average effective interest rate of the Term Loan A for the years ended December 31, 2012 and 2011 was 2.53% and 2.45%, respectively.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees.  As of December 31, 2012, Cunningham was the sole material third party licensee as defined in our Bank Credit Agreement.  A default by a material third-party licensee under our agreements with such parties, including a default caused by insolvency, would cause an event of default under our Bank Credit Agreement. As of December 31, 2012, Cunningham had repaid the total outstanding principal balance of their term loan facility.

6.125% Senior Unsecured Notes, due 2022

On October 12, 2012, we issued $500.0 million of senior unsecured notes, which bear interest at a rate of 6.125% per annum and mature on October 1, 2022 (the 6.125% Notes), pursuant to an indenture dated October 12, 2012 (the 2012 Indenture).  The 6.125% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on April 1, 2013. Prior to October 1, 2017, we may redeem the 6.125% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 6.125% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2012 Indenture.  Beginning on October 1, 2017, we may redeem some or all of the 6.125% Notes at any time or from time to time at a redemption price set forth in the 2012 Indenture.  In addition, on or prior to October 1, 2015, we may redeem up to 35% of the 6.125% Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 6.125% Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the 6.125% Notes were used to pay down outstanding indebtedness under the revolving credit facility under our Bank Credit Agreement and fund the acquisitions as described under Note 2. Acquisitions, and for general corporate purposes. Concurrent with entering into the 2012 Indenture, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 6.125% Notes for registered securities with the Securities and Exchange Commission (the SEC) by July 8, 2013.  As of December 31, 2012, we capitalized $9.1 million in estimated fees to deferred financing costs, which are included in other assets in our consolidated financial statements.

Interest expense was $6.8 million for the year ended December 31, 2012.  The weighted average effective interest rate for the 6.125% Notes was 6.125% for the year ended December 31, 2012.

8.375% Senior Unsecured Notes, due 2018

On October 4, 2010, we issued $250.0 million aggregate principal amount of senior unsecured notes, which bear interest at a rate of 8.375% per annum and mature on October 15, 2018 (the 8.375% Notes), pursuant to an indenture dated as of October 4, 2010 (the 2010 Indenture).  The 8.375% were issued at 98.567% of their par value and interest is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2011.  Prior to October 15, 2014, we may redeem the 8.375% Notes in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 8.375% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the 2010 Indenture.  Beginning on October 15, 2014, we may redeem some or all of the 8.375% Notes at any time or from time to time at the redemption prices set forth in the 2010 Indenture.  In addition, on or prior to October 15, 2013, we may redeem up to 35% of the 8.375% Notes using the proceeds of certain equity offerings.  Upon certain changes of control, we must offer to purchase the 8.375% Notes at a price equal to 101% of the face amount of the notes plus accrued and unpaid interest.  The net proceeds from the offering of the 8.375% Notes were used to fund the tender offers for our 6.0% and 8.0% Notes described below. Upon the sale of certain of our assets or certain changes of control, the holders of the 8.375% Notes may require us to repurchase some or all of the 8.375% Notes.  Concurrent to entering into the 2010 Indenture we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 8.375% Notes for registered securities with the SEC by July 1, 2011.  The 8.375% Notes registration became effective on November 23, 2010.

In 2011, we repurchased, in the open market, $12.5 million principal amount of the 8.375% Notes.  We recognized a loss on these extinguishments of $0.3 million.  As of December 31, 2012, the principal amount of the outstanding 8.375% Notes was $237.5 million.

Interest expense was $20.2 million, $21.0 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The weighted average effective interest rate of the 8.375% Notes, including amortization of its bond discount, was 8.62% and 8.64% for the years ended December 31, 2012 and 2011, respectively.

9.25% Senior Secured Second Lien Notes, Due 2017

On October 29, 2009, we issued $500.0 million aggregate principal amount of senior secured notes, which bear interest at a rate of 9.25% per annum and mature on November 1, 2017 (the 9.25% Notes), pursuant to an indenture dated as of October 29, 2009 (the 2009 Indenture).  The 9.25% Notes were issued at 97.264% of their par value and interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2010.  Prior to November 1, 2013, we may redeem the 9.25% Notes in whole, but not in part, at any time at a price equal to 100% of the principal amount of the 9.25% Notes plus accrued and unpaid interest, plus a “make-whole premium” as set forth in the 2009 Indenture.  Beginning on November 1, 2013, we may redeem some or all of the 9.25% Notes at any time or from time to time at the redemption prices set forth in the 2009 Indenture.  Upon the sale of certain of our assets or certain changes of control, the holders of the 9.25% Notes may require us to repurchase some or all of the 9.25% Notes.  The 9.25% Notes are collateralized by $2,037.5 million of our tangible and intangible assets.

Interest expense was $47.7 million, $47.6 million and $47.3 for the years ended December 31, 2012, 2011 and 2010, respectively.  The weighted average effective interest rate for the 9.25% Notes, including the amortization of its bond discount, was 9.74% for the years ended December 31, 2012 and 2011.

4.875% Convertible Senior Notes, Due 2018 and 3.0% Convertible Senior Notes, Due 2027

Any holder of the 4.875% Convertible Senior Notes (the 4.875% Notes) may surrender all or any portion of their notes for a conversion into our Class A Common Stock at any time. As of December 31, 2012, the conversion price of the 4.875% Notes was $22.37 per share and the number of Class A Common Stock that would be delivered upon conversion was 254,128.  The 4.875% Notes bore cash interest at an annual rate of 4.875% until January 15, 2011 and now bear cash interest at an annual rate of 2.00% from January 15, 2011 through maturity, July 15, 2018.  The principal amount of the 4.875% Notes will accrete to

125.66% of the original par amount from January 15, 2011 to maturity.  As of January 15, 2011, no put rights were exercised for the 4.875% Notes and the put right expired.

Upon certain conditions, the 3.0% Convertible Senior Notes (the 3.0% Notes) are convertible into cash and, in certain circumstances, shares of Class A Common Stock at any time on or before November 15, 2026.  Holders of the 3.0% Notes will have the right on May 15, 2017 and May 15, 2022, or any other such date to be determined by us at a repurchase price payable in cash equal to the aggregate principal amount plus accrued and unpaid interest (including contingent cash interest), if any, through the repurchase date. As of December 31, 2012, the conversion price of the 3.0% Notes was $17.35 per share and the number of Class A Common Stock that would be delivered upon conversion was 311,239.  The 3.0% Notes bear interest at an annual rate of 3.0%, payable semi-annually in May and November.  We recorded the difference between the initial proceeds received from the debt issuance and the fair value of the liability component of the debt as a discount.  The 3.0% Notes mature on May 15, 2027.

During 2010, we completed tender offers to purchase for cash any and all of the outstanding 3.0% Notes and 4.875% Notes at 100% of the face value of such notes.  We redeemed approximately $12.3 million and $14.3 million of the 3.0% and 4.875% Notes, respectively.  Additionally, during 2010, the put right period for the 3.0% Notes expired and holders representing $10.0 million in principal amount of the 3.0% Notes exercised their put rights.  During the third quarter of 2010, we redeemed $17.0 million of the 4.875% Notes in a private transaction.

As of December 31, 2012, we have embedded derivatives related to contingent cash interest features in our 4.875% Notes and 3.0% Notes, which had negligible fair values.

Interest expense for the 4.875% Notes was $0.3 million, $0.3 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Interest expense for the 3.0% Notes was $0.2 million, $0.2 million and $0.5 million, respectively.  The weighted average effective interest rate for the 4.875% Notes was 4.84% for the years ended December 31, 2012 and 2011.  The weighted average effective interest rate on the liability portion of the 3.0% Notes was 3.0% for the years ended December 31, 2012 and 2011.

8.0% Senior Subordinated Notes, Due 2012

In 2002 and 2003, we issued $650.0 million aggregate principal amount of 8.0% Senior Subordinated Notes, due 2012 (the 8.0% Notes).  Interest on the 8.0% Notes was paid semiannually on March 15 and September 15 of each year, beginning September 15, 2002.  The 8.0% Notes were issued under an indenture among us, certain of our subsidiaries (the guarantors) and the trustee.

On September 20, 2010, we commenced a tender offer to purchase for cash any and all of the outstanding 8.0% Notes.  We offered to purchase the 8.0% Notes at a purchase price of $1,002.50 per $1,000 principal amount, if tendered within the first ten business days of the tender offer period or $972.50 per $1,000 principal amount if tendered after such time, plus accrued and unpaid interest.  The tender offers expired October 19, 2010 and approximately $175.7 million principal amount of the 8.0% Notes were tendered and purchased.  On November 19, 2010, we completed the redemption of the remaining $49.0 million outstanding of 8.0% Notes.  These notes were redeemed for cash at a redemption price of 100% of the principal amount of the 8.0% Notes plus accrued and unpaid interest.  The redemption of the notes was effected in accordance with the terms of the indenture governing the notes and was funded from the net proceeds of the 8.375% Senior Unsecured Notes, due 2018 (8.375% Notes) offering described above and available cash on hand.  As a result of these redemptions, we recorded a gain from extinguishment of debt of $0.7 million for the year ended December 31, 2010.

Interest expense was $13.9 million for the year ended December 31, 2010.  The weighted average effective interest rate for the 8.0% Notes including the amortization of its bond premium was 7.88% for the year ended December 31, 2010.

6.0% Convertible Debentures, Due 2012

In 2005, we completed an exchange of our Series D Convertible Exchangeable Preferred Stock (the Preferred Stock) into 6.0% Convertible Debentures, due 2012 (the 6.0% Notes).  The 6.0% Notes were due to mature September 15, 2012, and bore interest at a rate of 6.0% per annum, payable quarterly on each March 15, June 15, September 15 and December 15, beginning September 15, 2005.  The 6.0% Notes were convertible into Class A Common Stock at the option of the holders at a conversion price of $22.813 per share, subject to adjustment.  The difference in the carrying amount of the Preferred Stock and the fair value of the 6.0% Notes was recorded as a $31.7 million discount on the 6.0% Notes and was being amortized over the life of the 6.0% Notes using the effective interest method.

During 2010, we repurchased, on the open market, $6.1 million in principal amount of the 6.0% Notes.  In September 2010, we commenced tender offers to purchase for cash up to $60.0 million in principal amount of the outstanding 6.0% Notes.  We offered to purchase the 6.0% Notes at a purchase price of $987.50 per $1,000 principal amount plus accrued and unpaid interest.  The tender offer expired October 19, 2010 and approximately $58.0 million of the 6.0% Notes were tendered and purchased.  The net proceeds from the offering of the 8.375% Notes described below and cash on hand were used to fund this tender offer.

In April 2011, we completed the redemption of the remaining $70.0 million of outstanding 6.0% Notes at 100% of the face value of such notes plus accrued and unpaid interest.  The redemption of the 6.0% Notes was effected in accordance with the terms of the indenture governing the 6.0% Notes and was funded from the net proceeds of our new Term Loan A.  As a result of this redemption, we recorded a loss on extinguishment of debt of $3.4 million for the year ended December 31, 2011.

Interest expense was $1.9 million and $10.6 million for the years ended December 31, 2011 and 2010, respectively.  The weighted average effective interest rate for the 6.0% Notes including the amortization of its bond discount was 9.18% and 8.96% for the years ended December 31, 2011 and 2010, respectively.

Deerfield Bank Credit Facility

Deerfield, one of our consolidated VIEs, entered into a $27.1 million credit agreement with a third party on November 30, 2012 in order to purchase the license assets of certain stations. See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 2. Acquisitions for more information.  The credit agreement matures on November 30, 2017 and bears interest of LIBOR plus 2.50%.  We have jointly and severally, unconditionally and irrevocably guaranteed the debt of Deerfield, as a primary obligor, including the payment of all unpaid principal of and interest on the loans.

As of December 31, 2012, the outstanding principal amount of the debt was $20.0 million.  For the year ended December 31, 2012, the interest expense relating to Deerfield’s term loan facility was $0.1 million and the interest rate as of December 31, 2012 was 2.81%.

Cunningham Bank Credit Facility

Cunningham, one of our consolidated VIEs, held a $33.5 million term loan facility originally entered into in March 2002, with an unrelated third party.  Primarily all of Cunningham’s assets was collateral for its term loan facility, which was non-recourse.

The interest rate of the term loan was LIBOR plus 4.50% with a 2.00% floor.  The facility was paid in full as of October 1, 2012. See Note 11. Related Person Transactions for more information.

For the years ended December 31, 2012, 2011 and 2010, the interest expense relating to Cunningham’s term loan facility was $0.3 million, $1.0 million and $1.7 million, respectively.

Other Operating Divisions Segment Debt

Other operating divisions segment debt includes the debt of our consolidated subsidiaries with non-broadcast related operations.  This debt is non-recourse to us.  Interest is paid on this debt at rates typically ranging from LIBOR plus 2.5% to a fixed 6.11% during 2012.  During 2012, 2011 and 2010, interest expense on this debt was $3.1 million, $3.7 million and $4.3 million, respectively.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Bank Credit Agreement, Term Loan A	$263,875	$115,000
Bank Credit Agreement, Term Loan B	587,656	221,700
Revolving Credit Facility	48,000	12,000
9.25% Senior Secured Second Lien Notes, due 2017	500,000	500,000
8.375% Senior Unsecured Notes, due 2018	237,530	237,530
4.875% Convertible Senior Notes, due 2018	5,685	5,685
6.125% Senior Unsecured Notes, due 2022	500,000	—
3.0% Convertible Senior Notes, due 2027	5,400	5,400
Deerfield Bank Credit Facility	19,950	—
Cunningham Term Loan Facility (non-recourse)	—	10,967
Other operating divisions segment debt (all non-recourse)	65,663	51,614
Capital leases	43,364	45,075
Total outstanding principal	2,277,123	1,204,971
Plus: Accretion on 4.875% Convertible Senior Notes, due 2018	332	158
Less: Discount on Bank Credit Agreement, Term Loan B	(6,807)	(4,698)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	(9,483)	(10,947)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(2,677)	(3,018)
Less: Current portion	(47,622)	(38,195)
Net carrying value	$2,210,866	$1,148,271

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2012 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2013	$46,805	$6,169	$52,974
2014	34,866	6,247	41,113
2015	64,374	5,435	69,809
2016	810,514	5,033	815,547
2017	511,970	5,078	517,048
2018 and thereafter	766,689	49,324	816,013
Total minimum payments	2,235,218	77,286	2,312,504
Less: Discount on Term Loan B	(6,807)	—	(6,807)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	(9,483)	—	(9,483)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(2,677)	—	(2,677)
Less: Amount representing future interest	(1,127)	(33,922)	(35,049)
	$2,215,124	$43,364	$2,258,488

Our Bank Credit Agreement and indentures governing our outstanding notes contain a number of covenants that, among other things, restrict our ability and our subsidiaries’ ability to incur additional indebtedness, pay dividends, incur liens, engage in mergers or consolidations, make acquisitions, investments or disposals and engage in activities with affiliates.  In addition, under the Bank Credit Agreement, we are required to satisfy specified financial ratios.  As of December 31, 2012, we were in compliance with all financial ratios and covenants.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

As of December 31, 2012, our broadcast segment had 29 capital leases with non-affiliates, including 26 tower leases, two building leases and one software lease; our other operating divisions segment had six capital equipment leases and corporate has one building lease.  All of our tower leases will expire within the next 19 years and the building leases will expire within the next 4 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 11. Related Person Transactions.

7.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2012 were as follows (in thousands):

2013	$88,015
2014	10,994
2015	5,148
2016	199
Total	104,356
Less: Current portion	(88,015)
Long-term portion of program contracts payable	$16,341

Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $20.0 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating to $140.5 million as of December 31, 2012.

8.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2011, 1,149,960 Class B Common Stock shares were converted into Class A Common Stock shares.  There were no Class B Common Stock shares converted into Class A Common Stock shares in 2012.

Our Bank Credit Agreement and some of our subordinated debt instruments have restrictions on our ability to pay dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $100.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.  Under the indentures governing the 9.25% Notes, 8.375% Notes and 6.125% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

During 2011, our Board of Directors declared quarterly dividends on common stock, of $0.12 per share. Dividends of $0.12 per share were paid in March 2011, June 2011, September 2011 and December 2011, for total dividend payments of $0.48 per share for the year ended December 31, 2011.  During 2012, our Board of Directors declared a quarterly dividend of $0.12 per share in the months of February and May, which were paid in March and June, and $0.15 per share in the months of August and November, which were paid in September and December.  A special cash dividend of $1.00 per share was also declared in

November 2012, which was paid in December, for total dividend payments of $1.54 per share for the year ended December 31, 2012. In February 2013, our Board of Directors declared a quarterly dividend of $0.15 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

9.              INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Provision for income taxes - continuing operations	$67,852	$44,785	$40,226
Provision for income taxes - discontinued operations	663	477	77
	$68,515	$45,262	$40,303
Current:
Federal	$56,106	$678	$1,263
State	4,095	1,055	596
	60,201	1,733	1,859
Deferred:
Federal	9,151	41,361	37,010
State	(837)	2,168	1,434
	8,314	43,529	38,444
	$68,515	$45,262	$40,303

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments-
State income taxes, net of federal tax benefit	1.3%	1.7%	1.5%
Non-deductible expenses	0.3%	0.4%	0.4%
Basis in subsidiaries stock	—%	—%	(2.1)%
Taxes on consolidated VIEs	(3.4)%	(0.7)%	(1.2)%
Other	(1.2)%	0.6%	0.8%
Effective income tax rate	32.0%	37.0%	34.4%

We recorded a deferred tax benefit of $2.5 million during the year ended December 31, 2010 related to the recovery of historical losses attributable to the basis in stock of certain subsidiaries.

For the year ended December 31, 2012, the taxes on consolidated VIEs include a release of $7.7 million of valuation allowance related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets.  This assessment was based primarily on the sufficiency of forecasted taxable income necessary to utilize net operating loss carryforwards expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us, and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  As of December 31, 2012 and 2011, total deferred tax assets and deferred tax liabilities, including those classified as held for sale of $1.3 million, as of December 31, 2012, were as follows (in thousands):

	2012	2011
Current and Long-Term Deferred Tax Assets:
Net operating and capital losses:
Federal	$5,738	$1,550
State	66,990	87,623
Broadcast licenses	29,170	18,087
Intangibles	5,871	5,390
Other	33,803	20,965
	141,572	133,615
Valuation allowance for deferred tax assets	(59,407)	(79,136)
Total deferred tax assets	$82,165	$54,479

Current and Long-Term Deferred Tax Liabilities:
Broadcast licenses	$(13,090)	$(10,115)
Intangibles	(216,505)	(204,230)
Property & equipment, net	(25,359)	(24,877)
Contingent interest obligations	(52,388)	(52,298)
Other	(10,213)	(5,571)
Total deferred tax liabilities	(317,555)	(297,091)
Net tax liabilities	$(235,390)	$(242,612)

Our remaining federal and state capital and net operating losses will expire during various years from 2013 to 2032.

As discussed in Note 1. Income taxes, we establish valuation allowances in accordance with the guidance related to accounting for income taxes.  As of December 31, 2012, a valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2012, we decreased our valuation allowance by $19.7 million. The reduction in valuation allowance was primarily due to the settlement of several audits, which resulted in the utilization of certain state net operating loss carryforwards which were previously fully reserved, as well as due to changes in estimates of apportionment for certain states.  During the year ended December 31, 2011, we increased our valuation allowance by $1.6 million, from $77.6 million, and during the year December 31, 2010, we increased our valuation allowance by $0.7 million, from $76.8 million. The change in valuation allowance was primarily due to the creation of additional state net operating loss carryforwards.

As of December 31, 2012 and 2011, we had $26.0 million and $26.1 million of gross unrecognized tax benefits, respectively.  Of this total, for the years ended December 31, 2012 and 2011, $15.0 and $15.1 million respectively (net of federal effect on state tax issues) and $6.8 million for both years (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2012	2011	2010
Balance at January 1,	$26,088	$26,125	$26,148
(Reductions) increases related to prior years tax position	(123)	(127)	(210)
Increases related to current year tax positions	—	90	187
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to expiration of the applicable statute of limitations	—	—	—
Balance at December 31,	$25,965	$26,088	$26,125

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.5 million, $1.3 million and $1.0 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2012, 2011 and 2010, respectively.

Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, these accruals are adjusted as necessary.  Amounts accrued for these tax matters are included in the table above and long-term liabilities in our consolidated balance sheets.  We believe that adequate accruals have been provided for all years.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2009 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2009 federal and state tax returns may also be subject to examination.  In addition, our 2006 and 2007 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing and certain discontinued operations will be reduced by $1.2 million and $5.1 million, respectively, in the next twelve months as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and expected settlements with federal and certain state tax authorities.

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

Various parties have filed petitions to deny our applications or our LMA partners’ applications for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina, WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV Springfield, Illinois; WBFF-TV, Baltimore, Maryland; KGAN-TV, Cedar Rapids, Iowa WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH, Charleston / Huntington, West Virginia and WCGV-TV in Milwaukee, Wisconsin.  The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 40 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2012, 2011 and 2010 was approximately $6.7 million, $3.9 million and $3.7 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2013	$4,682
2014	4,512
2015	3,820
2016	3,557
2017	3,863
2018 and thereafter	4,316
$24,750

We had no material outstanding letters of credit as of December 31, 2012.

Network Affiliation Agreements

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX), extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetworkTV, for $2.7 million.  In October 2012, we exercised our option and entered into an agreement to purchase the assets of WUTB and we expect the sale to close in the first quarter of 2013 subject to FCC approval and other closing conditions.  We also entered into an option agreement giving FTS the right to purchase our stations in up to three of the following four markets: Las Vegas, NV, Raleigh, NC, Norfolk, VA, and Cincinnati, OH. Our stations in these markets are affiliated with the following networks or program service providers: Las Vegas (The CW and MyNetworkTV), Raleigh (The CW and MyNetworkTV), Norfolk (MyNetworkTV) and Cincinnati (MyNetworkTV).  These options were exercisable between July 1, 2012 and March 30, 2013, however, FOX notified us of their intent to not exercise these options in January 2013. In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements, which is reflected as cash flows used in operating activities within the consolidated statement of cash flows for the year ended December 31, 2012. During the second quarter of 2012, we recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX in April 2013 because FTS did not exercise its option to acquire any of our stations.  The $50.0 million asset is being amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $5.6 million of amortization expense has been recorded in the consolidated statement of operations during the year ended December 31, 2012.  In addition, we are required to pay to FOX programming payments under the terms of the affiliation agreements.  These payments are recorded in station production expenses as incurred.

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

On November 15, 1999, we entered into an agreement to acquire WMYA-TV (formerly WBSC-TV) in Anderson, South Carolina from Cunningham Broadcasting Corporation (Cunningham), but that transaction was denied by the FCC.  Since none of the FCC rule changes ever became effective, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV.  We also filed applications in November 2003 to acquire the license assets of, at that time, the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio.  Rainbow / PUSH filed a petition to deny these five applications and to revoke all of our licenses.  The FCC dismissed our applications and denied the Rainbow / PUSH petition due to the abovementioned 2003 Third Circuit decision.  Rainbow / PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal.  In 2005, we filed a petition with the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed.  On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications.  The applications and the associated petition to deny are still pending.  We believe the Rainbow / PUSH petition is without merit.  On February 8, 2008, we filed a petition with the D.C. Circuit requesting that the Court direct the FCC to act on our applications and cease its use of the 1999 rules.  In July 2008, the D.C. Circuit transferred the case to the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision; however, it was denied.  We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit.  In November 2008, the Ninth Circuit consolidated and sent our petition seeking final FCC action on our applications to the Third Circuit.  In December 2008, we agreed voluntarily with the parties to our proceeding to dismiss our petition seeking final FCC action on our applications.

11.       RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders. David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $4.7 million, $4.4 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay TV, which owns the television station WTTA-TV in Tampa / St. Petersburg, Florida market.  Each of our controlling shareholders owns a substantial portion of the equity of Bay TV and collectively has controlling interests.  Payments made to Bay TV were $2.9 million, $2.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We received $0.5 million for the year ended December 31, 2010 from Bay TV for certain equipment leases which expired on November 1, 2010.

On December 1, 2012, we purchased substantially all of the assets of Bay TV for $40.0 million. Our board of directors obtained a fairness opinion on the purchase price from a third party valuation firm. Concurrent with the acquisition, our LMA with Bay TV was terminated.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred expenses of $0.6 million during the year ended December 31, 2012. For each of the years ended December 2011 and 2010, we incurred

$0.2 million related to these arrangements.

Notes and capital leases payable related to the aforementioned relationships consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Capital lease for building, interest at 8.54%	$7,405	$8,402
Capital leases for building and tower, interest at 7.93%	1,221	1,295
Capital leases for broadcasting tower facilities, interest at 9.0%	1,275	1,641
Capital leases for broadcasting tower facilities, interest at 10.5%	4,990	5,038
Liability payable to affiliate for local marketing agreement, interest at 7.69%	—	3,183
	14,891	19,559
Less: Current portion	(1,704)	(3,014)
	$13,187	$16,545

Notes and capital leases payable related to the aforementioned relationships as of December 31, 2012 mature as follows (in thousands):

2013	$3,306
2014	3,406
2015	3,371
2016	3,056
2017	2,965
2018 and thereafter	6,806
Total minimum payments due	22,910
Less: Amount representing interest	(8,019)
$14,891

Cunningham Broadcasting Corporation.  As of December 31, 2012, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; and WDBB-TV Birmingham, Alabama (collectively, the Cunningham Stations).

Trusts established for the benefit of the children of our controlling shareholders, and the estate of Carolyn C. Smith, a parent of our controlling shareholders, own Cunningham.  We have options from these trusts which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock of Cunningham owned by the trusts.  We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries.

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

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station.  An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility.  The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we will be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase.  The remaining purchase price as of December 31, 2012 was approximately $57.1 million.

Additionally, we reimburse Cunningham for 100% of its operating costs, and paid Cunningham a monthly payment of $50,000 through December 2012 as an LMA fee.

We made payments to Cunningham under these LMAs and other agreements of $15.7 million, $16.6 million and $17.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  For the year ended December 31, 2012, 2011 and 2010, Cunningham’s stations provided us with approximately $105.5 million, $90.3 million and $94.3 million, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licenses.  As of December 31, 2012, Cunningham was the sole material third-party licensee.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.1 million, $0.2 million and $0.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.  We paid $1.8 million, $1.1 million and $0.8 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures. Atlantic Automotive paid $0.4 million in rent during the year ended December 31, 2012.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD. Annual rent under this lease will be approximately $0.2 million once the restaurant is opened in 2013.

Thomas & Libowitz, P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $1.0 million, $0.5 million and $0.5 million to Thomas & Libowitz during 2012, 2011 and 2010, respectively.

12.       EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Income (Numerator)
Income from continuing operations	$144,488	$76,588	$75,625
Income impact of assumed conversion of the 4.875% Notes, net of taxes	180	180	166
Income impact of assumed conversion of the 6.0% Notes, net of taxes	—	—	2,521
Net (income) loss attributable to noncontrolling interests included in continuing operations	(287)	(379)	1,100
Numerator for diluted earnings per common share from continuing operations available to common shareholders	144,381	76,389	79,412
Income (loss) from discontinued operations, net of taxes	465	(411)	(577)
Numerator for diluted earnings available to common shareholders	$144,846	$75,978	$78,835

Shares (Denominator)
Weighted-average common shares outstanding	81,020	80,217	80,245
Dilutive effect of outstanding stock settled appreciation rights, restricted stock awards and stock options	36	61	37
Dilutive effect of 4.875% Notes	254	254	254
Dilutive effect of 6.0% Notes	—	—	3,070
Weighted-average common and common equivalent shares outstanding	81,310	80,532	83,606

Potentially dilutive securities representing 1.5 million, 1.1 million and 1.4 million shares of common stock for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive. The increase in 2012 compared to 2011 of potentially dilutive securities is primarily related to the issuance of new stock settled appreciation rights in 2012.  The decrease in 2011 compared to 2010 of potentially dilutive securities is primarily related to the exercise of some of our stock-settled appreciation rights in 2011. The net earnings per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

13.  SEGMENT DATA:

We measure segment performance based on operating income (loss). Our broadcast segment includes stations in 45 markets, located predominately in the eastern, mid-western and southern United States. In 2012, we determined that the operating results of WLAJ-TV and WLWC-TV, which were acquired in early 2012, should be accounted for as discontinued operations and are not included in our consolidated results of continuing operations for the year ended December 31, 2012. Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures. All of our other operating divisions are located within the United States. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. Corporate is not a reportable segment.  We had approximately $171.2 million and $170.0 million of intercompany loans between the broadcast segment, operating divisions segment and corporate as of December 31, 2012 and 2011, respectively.  We had $20.0 million, $19.7 million and $19.3 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the years ended December 31, 2012, 2011 and 2010, respectively.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2012, 2011 and 2010 (in thousands):

For the year ended December 31, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,007,498	$54,181	$—	$1,061,679
Depreciation of property and equipment	44,054	1,496	1,523	47,073
Amortization of definite-lived intangible assets and other assets	33,701	4,398	—	38,099
Amortization of program contract costs and net realizable value adjustments	60,990	—	—	60,990
General and administrative overhead expenses	28,854	1,697	2,840	33,391
Operating income (loss)	333,164	491	(4,377)	329,278
Interest expense	—	3,282	125,271	128,553
Income from equity and cost method investments	—	9,670	—	9,670
Goodwill	1,070,544	3,488	—	1,074,032
Assets	2,436,537	284,583	8,577	2,729,697
Capital expenditures	35,161	2,341	6,484	43,986

For the year ended December 31, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$720,775	$44,513	$—	$765,288
Depreciation of property and equipment	29,929	1,323	1,622	32,874
Amortization of definite-lived intangible assets and other assets	14,643	3,586	—	18,229
Amortization of program contract costs and net realizable value adjustments	52,079	—	—	52,079
Impairment of goodwill, intangible and other assets	398	—	—	398
General and administrative overhead expenses	24,760	1,158	2,392	28,310
Operating income (loss)	230,679	(1,041)	(4,018)	225,620
Interest expense	—	2,528	103,600	106,128
Income from equity and cost method investments	—	3,269	—	3,269
Goodwill	656,629	3,488	—	660,117
Assets	1,303,604	256,408	11,405	1,571,417
Capital expenditures	34,453	1,382	—	35,835

For the year ended December 31, 2010	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$731,046	$36,598	$—	$767,644
Depreciation of property and equipment	33,260	1,291	1,756	36,307
Amortization of definite-lived intangible assets and other assets	15,974	2,860	—	18,834
Amortization of program contract costs and net realizable value adjustments	60,862	—	—	60,862
Impairment of goodwill, intangible and other assets	4,803	—	—	4,803
General and administrative overhead expenses	23,685	918	2,197	26,800
Operating income (loss)	244,297	478	(3,960)	240,815
Interest expense	—	1,943	114,103	116,046
Loss from equity and cost method investments	—	(4,861)	—	(4,861)

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable programming commitments as of December 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
9.25% Senior Second Lien Notes due 2017	$490,517	$552,500	$489,052	$549,690
8.375% Senior Notes due 2018	234,853	265,886	234,512	246,884
6.125% Senior Unsecured Notes due 2022	500,000	533,125	—	—
Term Loan A	263,875	262,556	115,000	112,700
Term Loan B	580,850	589,125	217,002	221,700
Cunningham Bank Credit Facility	—	—	10,967	11,100
Deerfield Bank Credit Facility	19,950	19,950	—	—
Level 3
Active program contracts payable	104,356	102,768	91,450	88,699
Future program liabilities (a)	140,535	120,922	125,075	105,166

(a)         Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  The carrying value reflects the undiscounted future payments.

Our estimates of the fair value of active program contracts payable and future program liabilities in the table above, were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants’ return and risk applicable to program contracts.  The discount rate used to determine the fair value of active and future program liabilities was 8.0% as of December 31, 2012.  Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.

Not included in the table above are the fair values and carrying values for our 4.875% Notes and 3.0% Notes, which we believe their fair values approximate their carrying values based on discounted cash flows using Level 3 inputs described above.

Additionally, Cunningham, one of our consolidated VIEs has investments which are accounted for as trading securities and recorded at fair value using Level 1 inputs described above. As of December 31, 2012 and 2011, $6.4 million and $4.9 million were included in other assets in our consolidated balance sheets.

15.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, 6.125% Notes, the 8.375% Notes and the 9.25% Notes. Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of December 31, 2012, were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 6.125% Notes, 9.25% Notes and the 8.375% Notes.  As of December 31, 2012 our consolidated total debt of $2,273.4 million included $2,184.6 million of debt related to STG and its subsidiaries of which SBG guaranteed $2,138.0 million.

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

Certain revisions have been made to correct immaterial errors in the condensed consolidating balance sheet, the condensed consolidating statements of operations and comprehensive income for the year ended December 31, 2011.  The revisions to the condensed consolidating balance sheet increased certain noncurrent assets by $17.3 million and noncontrolling interests in consolidated subsidiaries by $9.8 million and decreased additional paid-in capital by $1.6 million and accumulated deficit by $9.1    million of the Non-guarantor Subsidiaries, with corresponding offsetting adjustments to the same items in the Eliminations column.  The revisions to the condensed consolidating statements of operations and comprehensive income, for the year ended December 31, 2011 and 2010, increased depreciation, amortization and other operating expenses by $0.7 million and $0.6 million, respectively, and increased net loss attributable to noncontrolling interests for the Non-guarantor Subsidiaries by $0.4 million, for the year ended 2011 and increased net income attributable to noncontrolling interests for the Non-guarantor Subsidiaries by  $1.1 million for the year ended 2010, with corresponding offsetting adjustments to the same items in the Eliminations column.  These revisions had no effect on amounts presented for SBG, STG, the Guarantor Subsidiaries and KDSM, LLC or Sinclair Consolidated.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2012

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,230	$199	$15,436	$—	$22,865
Accounts and other receivables	152	907	175,837	7,622	(622)	183,896
Other current assets	2,821	2,342	56,522	9,028	(3,383)	67,330
Assets held for sale	—	—	30,357	—	—	30,357
Total current assets	2,973	10,479	262,915	32,086	(4,005)	304,448

Property and equipment, net	6,315	8,938	321,873	113,454	(10,867)	439,713

Investment in consolidated subsidiaries	—	1,636,504	1,956	—	(1,638,460)	—
Restricted cash — long term	—	2	223	—	—	225
Other long-term assets	84,055	375,687	60,114	112,757	(429,862)	202,751
Total other long-term assets	84,055	2,012,193	62,293	112,757	(2,068,322)	202,976

Goodwill and other intangible assets	—	—	1,706,646	153,961	(78,047)	1,782,560

Total assets	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

Accounts payable and accrued liabilities	$326	$61,165	$83,049	$9,379	$(102)	$153,817
Current portion of long-term debt	483	31,113	800	15,226	—	47,622
Current portion of affiliate long-term debt	1,102	—	602	433	(433)	1,704
Other current liabilities	—	—	96,288	8,871	(3,099)	102,060
Liabilities held for sale	—	—	2,397	—	—	2,397
Total current liabilities	1,911	92,278	183,136	33,909	(3,634)	307,600

Long-term debt	12,502	2,088,586	36,705	73,073	—	2,210,866
Affiliate long-term debt	6,303	—	6,884	267,521	(267,521)	13,187
Dividends in excess of investment in consolidated subsidiaries	178,869	—	—	—	(178,869)	—
Other liabilities	10,708	2,509	491,845	103,007	(309,972)	298,097
Total liabilities	210,293	2,183,373	718,570	477,510	(759,996)	2,829,750

Common stock	812	—	10	—	(10)	812
Additional paid-in capital	600,928	(175,973)	1,084,302	64,096	(972,425)	600,928
Accumulated (deficit) earnings	(713,697)	27,597	553,777	(147,299)	(434,075)	(713,697)
Accumulated other comprehensive (loss) gain	(4,993)	(3,387)	(2,932)	1,054	5,265	(4,993)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(116,950)	(151,763)	1,635,157	(82,149)	(1,401,245)	(116,950)
Noncontrolling interests in consolidated subsidiaries	—	—	—	16,897	—	16,897
Total liabilities and equity (deficit)	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$188	$313	$12,466	$—	$12,967
Accounts and other receivables	60	348	126,590	6,276	(107)	133,167
Other current assets	2,430	2,561	55,855	3,021	(284)	63,583
Total current assets	2,490	3,097	182,758	21,763	(391)	209,717

Property and equipment, net	8,234	7,783	171,749	104,825	(11,070)	281,521

Investment in consolidated subsidiaries	—	575,848	—	—	(575,848)	—
Restricted cash — long term	—	58,503	223	—	—	58,726
Other long-term assets	86,186	353,929	17,209	99,630	(417,961)	138,993
Total other long-term assets	86,186	988,280	17,432	99,630	(993,809)	197,719

Goodwill and other intangible assets	—	—	826,175	83,387	(27,102)	882,460

Total assets	$96,910	$999,160	$1,198,114	$309,605	$(1,032,372)	$1,571,417

Accounts payable and accrued liabilities	$1,499	$30,888	$51,119	$7,555	$(2,491)	$88,570
Current portion of long-term debt	420	14,450	589	22,736	—	38,195
Current portion of affiliate long-term debt	998	—	2,016	210	(210)	3,014
Other current liabilities	—	—	65,431	372	—	65,803
Total current liabilities	2,917	45,338	119,155	30,873	(2,701)	195,582

Long-term debt	12,811	1,055,446	37,502	42,512	—	1,148,271
Affiliate long-term debt	7,405	—	9,140	246,552	(246,552)	16,545
Dividends in excess of investment in consolidated subsidiaries	143,857	—	—	—	(143,857)	—
Other liabilities	51,095	2,222	457,003	58,222	(246,161)	322,381
Total liabilities	218,085	1,103,006	622,800	378,159	(639,271)	1,682,779

Common stock	809	—	10	—	(10)	809
Additional paid-in capital	617,375	7,755	264,413	52,710	(324,878)	617,375
Accumulated (deficit) earnings	(734,511)	(108,558)	313,269	(131,527)	(73,184)	(734,511)
Accumulated other comprehensive (loss) income	(4,848)	(3,043)	(2,378)	450	4,971	(4,848)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(121,175)	(103,846)	575,314	(78,367)	(393,101)	(121,175)
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,813	—	9,813
Total liabilities and equity (deficit)	$96,910	$999,160	$1,198,114	$309,605	$(1,032,372)	$1,571,417

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$1,008,146	$64,909	$(11,376)	$1,061,679

Program and production	—	322	263,802	1,400	(9,968)	255,556
Selling, general and administrative	2,853	28,762	168,540	6,082	(1,567)	204,670
Depreciation, amortization and other operating expenses	1,523	1,890	213,688	55,802	(728)	272,175
Total operating expenses	4,376	30,974	646,030	63,284	(12,263)	732,401

Operating (loss) income	(4,376)	(30,974)	362,116	1,625	887	329,278

Equity in losses of consolidated subsidiaries	144,620	194,686	(123)	—	(339,183)	—
Interest expense	(1,317)	(118,491)	(4,840)	(24,780)	20,875	(128,553)
Other income (expense)	5,245	38,677	(39,774)	8,690	(1,223)	11,615
Total other (expense) income	148,548	114,872	(44,737)	(16,090)	(319,531)	(116,938)

Income tax benefit	494	41,709	(118,519)	8,464	—	(67,852)
Loss from discontinued operations, net of taxes	—	(269)	734	—	—	465
Net (loss) income	144,666	125,338	199,594	(6,001)	(318,644)	144,953
Net loss attributable to the noncontrolling interests	—	—	—	(287)	—	(287)
Net (loss) income attributable to Sinclair Broadcast Group	$144,666	$125,338	$199,594	$(6,288)	$(318,644)	$144,666
Comprehensive Income	$144,808	$125,193	$199,594	$(6,288)	$(318,499)	$144,808

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$721,936	$52,295	$(8,943)	$765,288

Program and production	—	1,298	185,038	338	(8,062)	178,612
Selling, general and administrative	2,396	25,160	121,391	3,765	(464)	152,248
Depreciation, amortization and other operating expenses	1,622	688	160,432	46,618	(552)	208,808
Total operating expenses	4,018	27,146	466,861	50,721	(9,078)	539,668

Operating (loss) income	(4,018)	(27,146)	255,075	1,574	135	225,620

Equity in earnings of consolidated subsidiaries	83,354	134,996	—	—	(218,350)	—
Interest expense	(3,285)	(94,556)	(4,931)	(23,978)	20,622	(106,128)
Gain on Sales of Securities	—	—	—	391	(391)	—
Other income (expense)	1,781	35,255	(36,142)	1,560	(573)	1,881
Total other income (expense)	81,850	75,695	(41,073)	(22,027)	(198,692)	(104,247)

Income tax (provision) benefit	(2,034)	29,783	(75,449)	2,915	—	(44,785)
Loss from discontinued operations, net of taxes	—	(411)	—	—	—	(411)
Net income (loss)	75,798	77,921	138,553	(17,538)	(198,557)	76,177
Net loss attributable to the noncontrolling interests	—	—	—	(379)	—	(379)
Net income (loss) attributable to Sinclair Broadcast Group	$75,798	$77,921	$138,553	$(17,917)	$(198,557)	$75,798
Comprehensive Income	$75,243	$76,987	$138,553	$(17,917)	$(197,623)	$75,243

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$732,214	$45,351	$(9,921)	$767,644

Program and production	—	893	161,746	369	(8,875)	154,133
Selling, general and administrative	2,205	23,530	125,106	3,597	(547)	153,891
Depreciation, amortization and other operating expenses	1,756	518	179,345	37,600	(414)	218,805
Total operating expenses	3,961	24,941	466,197	41,566	(9,836)	526,829

Operating (loss) income	(3,961)	(24,941)	266,017	3,785	(85)	240,815

Equity in earnings of consolidated subsidiaries	85,974	136,815	—	—	(222,789)	—
Interest expense	(13,611)	(95,089)	(5,204)	(22,334)	20,192	(116,046)
Other income (expense)	1,666	33,389	(36,506)	(7,026)	(441)	(8,918)
Total other income (expense)	74,029	75,115	(41,710)	(29,360)	(203,038)	(124,964)

Income tax benefit (provision)	6,080	31,654	(84,073)	6,113	—	(40,226)
Loss from discontinued operations, net of taxes	—	(577)	—	—	—	(577)
Net income (loss)	76,148	81,251	140,234	(19,462)	(203,123)	75,048
Net loss attributable to the noncontrolling interests	—	—	—	1,100	—	1,100
Net income (loss) attributable to Sinclair Broadcast Group	$76,148	$81,251	$140,234	$(18,362)	$(203,123)	$76,148
Comprehensive Income	$75,347	$81,550	$140,234	$(18,362)	$(203,422)	$75,347

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(4,038)	$(56,760)	$282,446	$12,999	$2,828	$237,475
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	396	(4,057)	(37,635)	(2,690)	—	(43,986)
Payments for acquisitions of television stations	—	(1,127,848)	—	(18,200)	10,700	(1,135,348)
Purchase of alarm monitoring contracts	—	—	—	(12,454)	—	(12,454)
Decrease (increase) in restricted cash	—	58,501		—	—	58,501
Distributions from investments	836	—	—	8,754	—	9,590
Investments in equity and cost method investees	(2,000)	—	—	(22,052)	—	(24,052)
Investment in debt securities	—	—	—	(1,493)	—	(1,493)
Proceeds from sale of assets	—	10,700	10	—	(10,700)	10
Proceeds from insurance settlement	—	—	42	—	—	42
Loans to affiliates	(277)	—	—	—	—	(277)
Proceeds from loans to affiliates	183	—	—	—	—	183
Net cash flows (used in) from investing activities	(862)	(1,062,704)	(37,583)	(48,135)	—	(1,149,284)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,201,275	—	45,980	—	1,247,255
Repayments of notes payable, commercial bank financing and capital leases	(419)	(154,989)	(586)	(23,362)	—	(179,356)
Proceeds from share based awards	391	—	—	—	—	391
Dividends paid on Class A and Class B Common Stock	(125,100)	—	—	—	1,248	(123,852)
Payments for deferred financing costs	—	(17,660)	—	(1,047)	—	(18,707)
Distribution from noncontrolling interests	—	—	—	(1,142)	—	(1,142)
Repayments of notes and capital leases to affiliates	(998)	—	(1,884)	—	—	(2,882)
Increase (decrease) in intercompany payables	131,026	97,880	(242,507)	17,677	(4,076)	—
Net cash flows from (used in) financing activities	4,900	1,126,506	(244,977)	38,106	(2,828)	921,707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	7,042	(114)	2,970	—	9,898
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$7,230	$199	$15,436	$—	$22,865

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(10,424)	$(65,150)	$225,516	$704	$(2,133)	$148,513
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,503)	(30,950)	(1,382)	—	(35,835)
Purchase of alarm monitoring contracts	—	—	—	(8,850)	—	(8,850)
Increase in restricted cash	—	(53,445)	—	—	—	(53,445)
Distributions from investments	—	—	—	3,798	—	3,798
Investments in equity and cost method investees	(4,000)	—	—	(7,577)	—	(11,577)
Investment in debt securities	—	—	—	(4,911)	—	(4,911)
Payments for acquisitions of assets of other operating divisions	—	—	—	(3,072)	—	(3,072)
Proceeds from sale of assets	—	—	59	10	—	69
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from insurance settlement	—	—	1,739	—	—	1,739
Loans to affiliates	(194)	(212)	—	—	—	(406)
Proceeds from loans to affiliates	199	—	—	43	—	242
Net cash flows used in investing activities	(3,995)	(57,160)	(29,152)	(20,133)	(1,808)	(112,248)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	136,719	—	15,014	—	151,733
Repayments of notes payable, commercial bank financing and capital leases	(57,120)	(70,234)	(432)	(22,661)	—	(150,447)
Proceeds from share based awards	1,794	—	—	—	—	1,794
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(2,501)	—	(2,501)
Dividends paid on Class A and Class B Common Stock	(38,820)	—	—	—	464	(38,356)
Payments for deferred financing costs	—	(5,417)	—	(66)	—	(5,483)
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Distributions from noncontrolling interests	—	—	—	(610)	—	(610)
Repayments of notes and capital leases to affiliates	(869)	—	(2,341)	—	—	(3,210)
Increase (decrease) in intercompany payables	109,434	56,359	(194,300)	26,838	1,669	—
Net cash flows from (used in) financing activities	14,419	117,427	(197,073)	16,014	3,941	(45,272)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(4,883)	(709)	(3,415)	—	(9,007)
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,881	—	21,974
CASH AND CASH EQUIVALENTS, end of period	$—	$188	$313	$12,466	$—	$12,967

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(25,213)	$(76,450)	$265,706	$(5,731)	$(3,351)	$154,961
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,686)	(6,173)	(1,835)	—	(11,694)
Purchase of alarm monitoring contracts	—	—	—	(10,106)	—	(10,106)
Decrease in restricted cash	—	59,342	260	—	—	59,602
Distributions from investments	709	—	—	185	—	894
Investments in equity and cost method investees	(2,000)	—	—	(5,224)	—	(7,224)
Proceeds from sale of assets	—	—	110	—	—	110
Loans to affiliates	(136)	—	—	—	—	(136)
Proceeds from loans to affiliates	117	—	—	—	—	117
Proceeds from insurance settlement	—	—	372	—	—	372
Net cash flows (used in) from investing activities	(1,310)	55,656	(5,431)	(16,980)	—	31,935

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	264,068	—	19,862	—	283,930
Repayments of notes payable, commercial bank financing and capital leases	(103,878)	(302,350)	(317)	(20,876)	—	(427,421)
Dividends paid on Class A and Class B Common Stock	(34,557)	—	—	—	332	(34,225)
Payments for deferred financing costs	—	(7,016)	—	(4)	—	(7,020)
Distributions from noncontrolling interests	—	—	—	(287)	—	(287)
Repayments of notes and capital leases to affiliates	(753)	—	(2,370)	—	—	(3,123)
Increase (decrease) in intercompany payables	165,711	60,799	(256,783)	27,254	3,019	—
Net cash flows from (used in) financing activities	26,523	15,501	(259,470)	25,949	3,351	(188,146)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,293)	805	3,238	—	(1,250)
CASH AND CASH EQUIVALENTS, beginning of period	—	10,364	217	12,643	—	23,224
CASH AND CASH EQUIVALENTS, end of period	$—	$5,071	$1,022	$15,881	$—	$21,974

16.             QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/12	06/30/12	09/30/12	12/31/12

Total revenues, net	$222,375	$251,074	$258,713	$329,517
Operating income	$59,895	$71,887	$78,399	$119,097
Income from continuing operations	$29,126	$30,131	$26,479	$58,752
(Loss) income from discontinued operations	$(51)	$(1)	$(126)	$643
Net income attributable to Sinclair Broadcast Group	$29,360	$30,058	$26,246	$59,002
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.33	$0.72
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.33	$0.73
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.33	$0.72
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.32	$0.73

	For the Quarter Ended
	03/31/11	06/30/11	09/30/11	12/31/11

Total revenues, net	$182,609	$188,861	$181,042	$212,776
Operating income	$51,472	$58,238	$52,410	$63,500
Loss on extinguishment of debt	$(924)	$(3,478)	$(117)	$(328)
Income from continuing operations	$15,235	$18,559	$19,441	$23,353
Loss from discontinued operations	$(108)	$(82)	$(110)	$(111)
Net income attributable to Sinclair Broadcast Group	$15,279	$18,579	$19,238	$22,702
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.19	$0.24	$0.24	$0.28
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.19	$0.23	$0.24	$0.28
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.19	$0.24	$0.24	$0.28
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.19	$0.23	$0.24	$0.28