Form 10-Q
period 2013-03-31
SINCLAIR BROADCAST GROUP INC
filed 2013-05-07
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of April 30, 2013
Class A Common Stock	54,428,925
Class B Common Stock	27,446,259

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of March 31, 2013	As of December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,825	$22,865
Accounts receivable, net of allowance for doubtful accounts of $2,894 and $3,091, respectively	196,898	183,480
Affiliate receivable	1,210	416
Current portion of program contract costs	39,265	56,581
Prepaid expenses and other current assets	9,936	7,404
Deferred barter costs	4,084	3,345
Assets held for sale	15,714	30,357
Total current assets	292,932	304,448
PROGRAM CONTRACT COSTS, less current portion	11,173	12,767
PROPERTY AND EQUIPMENT, net	431,542	439,713
RESTRICTED CASH	25,170	225
GOODWILL	1,067,330	1,074,032
BROADCAST LICENSES	85,686	85,122
DEFINITE-LIVED INTANGIBLE ASSETS, net	624,982	623,406
OTHER ASSETS	195,713	189,984
Total assets (a)	$2,734,528	$2,729,697
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,208	$10,086
Accrued liabilities	167,044	143,731
Income taxes payable	8,636	9,939
Current portion of notes payable, capital leases and commercial bank financing	46,366	47,622
Current portion of notes and capital leases payable to affiliates	2,090	1,704
Current portion of program contracts payable	66,712	88,015
Deferred barter revenues	4,492	3,499
Deferred tax liabilities	4,668	607
Liabilities held for sale	1,948	2,397
Total current liabilities	311,164	307,600
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,201,629	2,210,866
Notes payable and capital leases to affiliates, less current portion	20,777	13,187
Program contracts payable, less current portion	15,417	16,341
Deferred tax liabilities	229,688	233,465
Other long-term liabilities	53,140	48,291
Total liabilities (a)	2,831,815	2,829,750
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 52,878,992 and 52,332,012 shares issued and outstanding, respectively	529	523
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 28,846,259 and 28,933,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	288	289
Additional paid-in capital	608,235	600,928
Accumulated deficit	(708,748)	(713,697)
Accumulated other comprehensive loss	(5,032)	(4,993)
Total Sinclair Broadcast Group shareholders’ deficit	(104,728)	(116,950)
Noncontrolling interests	7,441	16,897
Total deficit	(97,287)	(100,053)
Total liabilities and equity (deficit)	$2,734,528	$2,729,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)         Our consolidated total assets as of March 31, 2013 and December 31, 2012 include total assets of variable interest entities (VIEs) of $113.0 million and $107.9 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2013 and December 31, 2012 include total liabilities of the VIEs of $13.0 million and $7.9 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Station broadcast revenues, net of agency commissions	$252,925	$190,888
Revenues realized from station barter arrangements	18,230	17,538
Other operating divisions revenues	11,463	13,948
Total revenues	282,618	222,374
OPERATING EXPENSES:
Station production expenses	80,433	59,797
Station selling, general and administrative expenses	51,938	35,712
Expenses recognized from station barter arrangements	16,014	16,124
Amortization of program contract costs and net realizable value adjustments	18,861	14,100
Other operating divisions expenses	9,869	12,290
Depreciation of property and equipment	14,595	9,271
Corporate general and administrative expenses	11,250	9,367
Amortization of definite-lived intangible assets	16,002	5,819
Total operating expenses	218,962	162,480
Operating income	63,656	59,894
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(37,697)	(27,387)
Loss from extinguishment of debt	—	(335)
(Loss) income from equity and cost method investments	(1,052)	1,276
Other income, net	457	471
Total other expense, net	(38,292)	(25,975)
Income from continuing operations before income taxes	25,364	33,919
INCOME TAX PROVISION	(8,849)	(4,794)
Income from continuing operations	16,515	29,125
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, includes income tax provision of $292 and $77, respectively	355	(51)
NET INCOME	16,870	29,074
Net loss attributable to the noncontrolling interests	127	285
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$16,997	$29,359
Dividends declared per share	$0.15	$0.12

BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Earnings per share from continuing operations	$0.20	$0.36
Earnings per share	$0.21	$0.36
Weighted average common shares outstanding	81,191	80,852
Weighted average common and common equivalent shares outstanding	82,064	81,127

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$16,642	$29,410
Income (loss) from discontinued operations, net of tax	355	(51)
Net income	$16,997	$29,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended March 31,
	2013	2012

Net income	$16,870	$29,074
Amortization of net periodic pension benefit costs, net of taxes	(39)	104
Comprehensive income	16,831	29,178
Comprehensive loss attributable to the noncontrolling interests	127	285
Comprehensive income attributable to Sinclair Broadcast Group	$16,958	$29,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(12,048)	—	—	(12,048)
Class A Common Stock issued pursuant to employee benefit plans	386,380	4	—	—	1,866	—	—	—	1,870
Class B Common Stock converted into Class A Common Stock	87,600	1	(87,600)	(1)	—	—	—	—	—
Class A Common Stock issued upon exercise of stock options	73,000	1	—	—	853	—	—	—	854
Class A Common Stock sold by variable interest entity	—	—	—	—	1,045	—	—	—	1,045
Issuance of stocks settled appreciation rights	—	—	—	—	3,155	—	—	—	3,155
Tax benefit on share based award	—	—	—	—	388	—	—	—	388
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,329)	(9,329)
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	(39)	—	(39)
Net income	—	—	—	—	—	16,997	—	(127)	16,870
BALANCE, March 31, 2013	52,878,992	$529	28,846,259	$288	$608,235	$(708,748)	$(5,032)	$7,441	$(97,287)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$16,870	$29,074
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	14,659	9,630
Amortization of definite-lived intangible and other assets	16,002	5,899
Amortization of program contract costs and net realizable value adjustments	19,025	14,280
Deferred tax benefit	(847)	(5,984)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(13,858)	8,370
Decrease in income taxes receivable	—	225
Increase in prepaid expenses and other current assets	(3,961)	(9,153)
(Increase) decrease in other assets	(490)	395
Increase in accounts payable and accrued liabilities	13,689	16,347
Increase in income taxes payable	441	10,016
Increase (decrease) in other long-term liabilities	2,202	(88)
Payments on program contracts payable	(22,363)	(16,620)
Other, net	8,333	5,092
Net cash flows from operating activities	49,702	67,483
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,482)	(6,736)
Payments for acquisitions of television stations	—	(205,622)
Purchase of alarm monitoring contracts	(1,924)	(3,035)
Proceeds from sale of broadcast assets	14,312	—
(Increase) decrease in restricted cash	(24,945)	20,000
Distributions from equity and cost method investees	2,228	—
Investments in equity and cost method investees	(1,758)	(5,503)
Investment in marketable securities	(1,195)	—
Proceeds from the sale of real estate investment	5,516	—
Loans to affiliates	(42)	(500)
Proceeds from loans to affiliates	13	417
Other investing activities	335	19
Net cash flows used in investing activities	(14,942)	(200,960)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	101,128	184,482
Repayments of notes payable, commercial bank financing and capital leases	(112,623)	(23,529)
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.4 million and $0.2 million, respectively	1,242	279
Dividends paid on Class A and Class B Common Stock	(12,048)	(9,588)
Payments for deferred financing costs	(801)	(3,519)
Proceeds from Class A Common Stock sold by variable interest entity	1,045	—
Noncontrolling interests distributions	(9,329)	(88)
Repayments of notes and capital leases to affiliates	(414)	(725)
Net cash flows (used in) from financing activities	(31,800)	147,312
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,960	13,835
CASH AND CASH EQUIVALENTS, beginning of period	22,865	12,967
CASH AND CASH EQUIVALENTS, end of period	$25,825	$26,802

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations. WLAJ-TV was recently acquired in the second quarter of 2012 in connection with the acquisition of the television stations from Freedom Communications (Freedom). WLWC-TV was recently acquired in the first quarter of 2012 in connection with the acquisition of the television stations from Four Points Media Group LLC (Four Points). See Note 2. Acquisitions for more information.  In October 2012, we entered into an agreement to sell all the assets of WLAJ-TV to an unrelated third party for $14.4 million.  In January 2013, we entered into an agreement to sell the assets of WLWC-TV to an unrelated third party for $13.8 million.  The operating results of WLAJ-TV, which was sold effective March 1, 2013, and WLWC-TV, which was sold effective April 1, 2013, are not included in our consolidated results of operations from continuing operations for the quarter ended March 31, 2013. As of March 31, 2013, assets held for sale and liabilities held for sale included $1.3 million of negative working capital and programming contracts payable, $1.6 million of property and equipment, net, $0.8 million of broadcast licenses, $7.2 million of goodwill and $5.5 million of definite-lived intangible assets for WLWC-TV.  Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the quarter ended March 31, 2013 are $0.6 million and $1.6 million, respectively, and total revenues of WLWC-TV, which are included in discontinued operations for the quarter ended March 31, 2012, was $1.5 million.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the quarter ended March 31, 2013, are $0.2 million and $0.4 million, respectively, and total income before taxes of WLWC-TV, which are included in discontinued operations for the quarter ended March 31, 2012, was less than $0.1 million.  The sale of WLAJ-TV effective March 1, 2013, resulted in a gain of $0.1 million.  Basic and diluted earnings per share from discontinued operations was less than $0.01 per share for the quarters ended March 31, 2013 and 2012.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2013 and 2012 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

We have entered into local marketing agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham Broadcasting Company (Cunningham), the license owner of seven television stations as of March 31, 2013.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contains certain default provisions whereby insolvency of Cunningham would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 6. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the quarters ended March 31, 2013 and 2012 are net broadcast revenues of $24.6 million and $23.3 million, respectively, which relates to LMAs with Cunningham.

Effective December 1, 2012, we have entered into joint sales agreements (JSAs) and shared services agreements (SSAs) to provide certain non-programming related sales, operational and administrative services for the television stations of Deerfield, the license owner of six television stations as of March 31, 2013.  The initial term is for eight years from the commencement and the agreement may be automatically renewed for successive eight year renewal terms.  We also have a purchase option to buy the license assets of the television stations. We own the majority of the non-license assets of the Deerfield stations and we have also guaranteed the debt of Deerfield.  Additionally, there is a lease in place whereby Deerfield leases assets owned by us in order to perform its duties under FCC rules. We have determined that the Deerfield stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and our guarantee of Deerfield’s debt, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Deerfield.  Included in the accompanying consolidated statements of operations for the quarter ended March 31, 2013 are net revenues of $15.7 million that relate to agreements with Deerfield.

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owners based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have a purchase option to buy the License Assets.  We have determined that the License Assets of these stations are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Included in the accompanying consolidated statements of operations for the quarters ended March 31, 2013 and 2012 are net revenues of $8.5 million and $3.7 million, respectively, which relates to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of March 31, 2013 and 2012 were as follows (in thousands):

	As of March 31, 2013	As of December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,005	$3,805
Accounts receivable	124	110
Income taxes receivable	166	94
Current portion of program contract costs	5,566	6,113
Prepaid expenses and other current assets	101	124
Total current asset	8,962	10,246

PROGRAM CONTRACT COSTS, less current portion	1,409	1,484
PROPERTY AND EQUIPMENT, net	8,330	10,806
GOODWILL	6,357	6,357
BROADCAST LICENSES	15,492	14,927
DEFINITE-LIVED INTANGIBLE ASSETS, net	58,603	51,368
OTHER ASSETS	13,848	12,723
Total assets	$113,001	$107,911

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$15	$15
Accrued liabilities	256	186
Current portion of notes payable, capital leases and commercial bank financing	2,728	2,123
Current portion of program contracts payable	8,337	8,991
Total current liabilities	11,336	11,315

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	24,954	20,238
Program contracts payable, less current portion	2,018	2,080
Total liabilities	$38,308	$33,633

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs with Cunningham, JSAs and SSAs with Deerfield and certain outsourcing agreements, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payment made under these LMAs as of March 31, 2013 and December 31, 2012, which are excluded from liabilities above, were $30.6 million and $29.8 million, respectively.  The total capital lease assets excluded from above were $11.7 million and $11.7 million as of March 31, 2013 and December 31, 2012, respectively.  The risk and reward characteristics of the VIEs are similar.

In the fourth quarter of 2011, we began providing sales, programming and management services to the Freedom stations pursuant to a LMA.  Effective April 1, 2012, we completed the acquisition of the Freedom stations and the LMA was terminated. We determined that the Freedom stations were VIEs during the period of the LMA based on the terms of the agreement.  We were not the primary beneficiary because the owner of the stations had the power to direct the activities of the VIEs that most significantly impacted the economic performance of the VIEs.  In the consolidated statements of operations for the quarter ended March 31, 2012 are net broadcast revenues of $10.0 million and station production expenses of $7.8 million related to the Freedom LMAs.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary for the periods presented (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$3,621	$3,621	$3,648	$3,648
Investments in investment companies	28,282	28,282	27,335	27,335
Total	$31,903	$31,903	$30,983	$30,983

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.4 million and $1.4 million in the three months ended March 31, 2013 and 2012, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of March 31, 2013 and December 31, 2012, our unfunded commitments related to private equity investment funds totaled $17.9 million and $8.9 million, respectively.

Recent Accounting Pronouncements

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

In February 2013, the FASB issued new guidance requiring disclosure of items reclassified out of accumulated other comprehensive income (AOCI).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI.  The new guidance is effective for annual and interim periods beginning after December 15, 2012.  This guidance does not have a material impact on our financial statements.

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

Restricted Cash

During the three months ended March 31, 2013, we deposited a total of $25.0 million into escrow accounts upon entering into agreements to purchase certain television stations, as further discussed under Pending Acquisitions in Note 3. Commitments and Contingencies.  These escrow deposits are classified as restricted cash within noncurrent assets in the consolidated balance sheet as of March 31, 2013.

Under the terms of certain lease agreements, as of March 31, 2013 and December 31, 2012, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

Network compensation revenue is recognized over the term of the contract. All other revenues are recognized as services are provided.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2013 and 2012 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2013 approximated the statutory rate. Our effective income tax rate for the three months ended March 31, 2012 was lower than the statutory rate primarily due to a release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets. The valuation allowance release determination was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2030.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing and certain discontinued operations will be reduced by $0.6 and $5.1 million, respectively, in the next twelve months as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities. On April 3, 2013, we entered into a settlement agreement with the Internal Revenue Service’s Appeals Office with respect to our 2006 and 2007 federal income tax returns. We do not expect any material impact on our financial statements as a result of that settlement.

Subsequent events

In April 2013, we commenced a public offering of 18.0 million primary shares of Class A common stock.  Certain selling stockholders also intend to grant the underwriters a 30-day option to purchase up to an additional 2.7 million shares on the same terms and conditions. Net proceeds are intended to fund pending and future potential television station acquisitions and for general corporate purposes. The offering was priced at $27.25 per share on May 1, 2013.  The offering is expected to close on May 7, 2013.

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

The results of operations for the quarter ended March 31, 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $17.7 million and $4.3 million for the quarter ended March 31, 2013, respectively, and $16.5 million and $4.5 million for the quarter ended March 31, 2012, respectively.  These amounts exclude the operations of WLWC-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating income of WLWC-TV were $1.3 million and $0.4 million, respectively, for the quarter ended March 31, 2013 and $1.3 million and $0.03 million for the quarter ended March 31, 2012, respectively.

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

The results of operations for the quarter ended March 31, 2012 do not include the results of the Freedom stations since the stations were acquired April 1, 2012.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $26.3 million and $5.9 million for the quarter ended March 31, 2013, respectively. These amounts exclude the operations of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating losses of WLAJ-TV were $0.6 million and $0.2 million, respectively, for the quarter ended March 31, 2013.  Additionally, during the first quarter 2012, prior to the acquisition, we recorded net broadcast revenues of $10.0 million related to the Freedom LMAs.

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

We paid Newport $460.5 million in cash, less a working capital adjustment of $1.3 million.  We financed the $460.5 million purchase price, less the $41.3 million in escrow with the net proceeds from the 6.125% Notes issued in October 2012.

Our right to acquire certain of the license assets of WPMI and WJTC in Mobile, AL was assigned to Deerfield and Deerfield acquired these assets effective December 1, 2012 for $6.0 million. Additionally, Deerfield acquired the license assets of WHAM in Rochester, NY effective February 1, 2013 for $6.0 million, using borrowings under its bank credit facility. Prior to Deerfield’s acquisition of the assets of WHAM, the assets were owned by Newport.  Concurrent with the acquisition of WKRC in Cincinnati, OH and WOAI in San Antonio, TX from Newport, we sold to Deerfield the license assets of two of our existing stations located in Cincinnati, OH (WSTR MNT) and San Antonio, TX (KMYS CW) for a total of $10.7 million. Deerfield financed these purchases with third party bank financing which we have guaranteed. We have assignable purchase option agreements with Deerfield to acquire the license assets upon FCC approval and operate the stations pursuant to shared services and joint sales agreements with

Deerfield. We consolidate the license assets owned by Deerfield because the licensee companies are VIEs and we are the primary beneficiary. Prior to Deerfield acquiring the license assets of WHAM in Rochester, NY on February 1, 2013, we operated the station pursuant to a shared services and joint sales agreement with Newport. We consolidated the license assets owned by Newport from December 1, 2012 to January 31, 2013 because the licensee company was a VIE and the Company is the primary beneficiary. See Variable Interest Entities in Note 1.  Nature of Operations and Summary of Significant Accounting Policies.  The purchase of the license assets by Deerfield in February 2013 was accounted for as a transaction between parties under common control.

Under the acquisition method of accounting, the results of the acquired operations are included in the financial statements of the Company beginning December 1, 2012. The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The initial purchase price allocated includes $460.5 million paid for certain broadcast assets of the seven stations from Newport and the rights under the LMAs with the two other stations, $6.0 million paid by Deerfield for the license assets of WPMI and WJTC and $6.0 million paid by Deerfield for the license assets of WHAM, and $0.2 million of noncontrolling interests related to the WLYH VIE, less a working capital adjustment of $1.3 million. The sale of the license assets of WSTR in Cincinnati, OH and KMYS in San Antonio, TX was considered a transaction between parties under common control and therefore was not included in the purchase price allocation. The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The initial allocated fair value of acquired assets and assumed liabilities, including the assets owned by VIEs, is summarized as follows (in thousands):

Prepaid expenses and other current assets	$1,390
Program contract costs	10,378
Property and equipment	53,883
Broadcast licenses	15,581
Definite-lived intangible assets	240,013
Other assets	1,097
Accrued liabilities	(3,928)
Program contracts payable	(11,634)
Fair value of identifiable net assets acquired	306,780
Goodwill	164,621
Total	$471,401

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $176.0 million, the decaying advertiser base of $23.7 million, and other intangible assets of $40.3 million. These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average of 14 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  The preliminary purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.  Certain measurement period adjustments have been made since the initial allocation in the fourth quarter of 2012, which were not material to our consolidated financial statements.

The results of operations for the year ended December 31, 2012 include the results of the Newport stations since December 1, 2012. Net broadcast revenues and operating income of the Newport stations included in our consolidated statements of operations, were $34.9 million and $8.3 million for the quarter ended March 31, 2013, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the quarter ended March 31, 2012, assuming that the acquisitions of the Freedom and Newport stations discussed above, along with transactions necessary to finance the acquisitions, occurred at the beginning of the annual period presented (in thousands, except per share data):

(Unaudited)
2012
Total revenues	$267,076
Net Income	$27,366
Net Income attributable to Sinclair Broadcast Group	$27,613
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$0.34

The results of operations of the Four Points stations was included in our consolidated statements of operations for the quarters ended March 31, 2013 and 2012.  The results of operations, of all of the aforementioned acquired stations, were included in our consolidated statement of operations for the quarter ended March 31, 2013.

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs, alignment of accounting policies and the related tax effects of the adjustments.  The pro forma revenues exclude the revenues of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  Total revenues of WLAJ-TV which are excluded from the pro forma results above are $1.0 million for the quarter ended March 31, 2012.

In connection with these acquisitions, we incurred a total of $1.9 million of costs primarily related to legal and other professional services, which we expensed as incurred.  For the quarters ended March 31, 2013 and 2012, such costs were incurred in corporate, general and administrative expenses in the consolidated statements of operations and totaled $0.2 million and $0.4 million, respectively.  These costs were not included in the pro forma amounts above as they are nonrecurring in nature.

Other Acquisitions

We acquired five other television stations during the year ended 2012 in three markets.  The initial purchase price allocated includes $45.1 million paid for certain broadcast assets of these stations, less working capital adjustments of $0.7 million, and $4.4 million of noncontrolling interests related to the license assets of certain of these stations owned by variable interest entities that we consolidate. We allocated the total purchase price of these five stations as follows:

Prepaid expenses and other current assets	$160
Program contract costs	2,487
Property and equipment	17,309
Broadcast licenses	2,825
Definite-lived intangible assets	17,990
Accrued liabilities	(1,178)
Program contracts payable	(4,900)
Fair value of identifiable net assets acquired	34,693
Goodwill	14,106
Total	$48,799

In conjunction with these acquisitions, we incurred transaction costs of approximately $0.6 million, which are reported in general and administrative expenses in the accompanying consolidated statements of operations. There were no transaction costs incurred in the quarter ended March 31, 2013 for these acquisitions.  Net broadcast revenues and operating income of these stations included in our consolidated statement of operations for the quarter ended March 31, 2013 were $6.6 million and $1.6 million, respectively.

In December 2012, we acquired the license assets of WTTA-TV in Tampa/St. Petersburg, Florida from Bay Television, Inc. (Bay TV). Prior to December 1, 2012, we performed sales, programming and other management services to the station pursuant to an LMA which was terminated upon closing. As discussed in Note 6. Related Person Transactions, our controlling shareholders own a controlling interest in Bay TV. As this was considered a transaction between entities under common control, the acquisition method of accounting was not applied, and the assets acquired were recorded at their historical cost basis and the difference between the purchase price and the historical cost basis of the assets of $23.6 million, net of taxes of $15.6 million, was recorded as a reduction in additional paid-in capital. A substantial portion of the purchase price will be deductible for tax purposes in future periods.

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

Various parties have filed petitions to deny our applications or our LMA partners’ applications for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina, WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV Springfield, Illinois; WBFF-TV, Baltimore, Maryland; KGAN-TV, Cedar Rapids, Iowa; WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH, Charleston / Huntington, West Virginia and WCGV-TV in Milwaukee, Wisconsin.  The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Network Affiliations

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX), extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetworkTV, for $2.7 million.  In October 2012, we exercised our option and entered into an agreement to purchase the assets of WUTB and we expect the sale to close in the second quarter of 2013 subject to FCC approval and other closing conditions.  As part of this transaction, we also granted options to FTS to purchase the assets of television stations we own in up to three out of four designated markets, which options expired unexercised.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements and we recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX which was paid in April 2013.  The $50.0 million asset is being amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $2.2 million of amortization expense has been recorded in the consolidated statement of operations for the quarter ended March 31, 2013.  In addition, we are required to pay to FOX programming payments under the terms of the affiliation agreements.  These payments are recorded in station production expenses as incurred.

Pending Acquisitions and Divestments

Effective April 1, 2013, we sold all of the assets of WLWC-TV in Providence, Rhode Island to OTA Broadcasting LLC for $13.8 million.  As of March 31, 2013, the station is classified as held for sale and the results of operations are classified as discontinued operations during the three months ended March 31, 2013 and 2012. Since we acquired the station in January 2012, we believe the sale price approximates the fair value of the station on the original acquisition date. Therefore we do not expect to record a gain or loss upon sale of the station.

In February 2013, we entered into an agreement to purchase the broadcast assets of eighteen television stations owned by Barrington Broadcasting Group, LLC (Barrington) for $370.0 million, less amounts to be paid by third parties, and entered into agreements to operate or provide sales services to another six stations. The twenty-four stations are located in fifteen markets. Also, the Company will sell its station WSYT-TV (FOX) and assign its LMA with WNYS-TV (MNT) in Syracuse, NY, and sell its station in Peoria IL, WYZZ-TV (FOX) to Cunningham for $47.0 million due to FCC conflict ownership rules. The transaction is expected to close in the late second quarter or early third quarter of 2013 subject to the approval of the FCC and customary antitrust clearance.

In April 2013, we entered into a definitive merger agreement with Fisher Communications, Inc. (Fisher) to acquire Fisher in a merger transaction valued at approximately $373.3 million.  Fisher owns twenty television stations in eight markets and four radio stations in the Seattle market.  Additionally, Fisher previously entered into an agreement to provide certain operating services for three TV stations, including two simulcasts, pending regulatory approval.  The transaction is expected to close in the second or third quarter of 2013, subject to approval of the FCC, antitrust clearance, affirmative vote of two-thirds of Fisher’s outstanding shares and other customary conditions.

Effective May 1, 2013, we completed the acquisition of certain stock and/or broadcast assets of four television stations, located in four markets, owned by Cox Media Group (Cox) for $99.0 million, less $4.3 million of working capital adjustments and $0.4 million paid by Deerfield for the purchase of the license assets of one other station for which we will operate pursuant to shared services and joint sales agreements.

4.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

6.125% Senior Unsecured Notes, due 2022

Concurrent with entering into an indenture for the 6.125% Notes in October 2012, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 6.125% Notes for registered securities with the Securities and Exchange Commission (the SEC) by July 8, 2013.  We filed a registration statement on Form S-4 with the SEC on April 4, 2013 which became effective on April 16, 2013, and we expect the exchange offer to commence in the second quarter of 2013.

5.375% Senior Unsecured Notes, due 2021

On April 2, 2013, we issued $600.0 million of senior unsecured notes, which bear interest at a rate of 5.375% per annum and mature on April 1, 2021 (the 5.375% Notes), pursuant to an indenture dated April 2, 2013 (the 2013 Indenture).  The 5.375% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on October 1, 2013.  Prior to April 1, 2016, we may redeem the 5.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.375% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2013 Indenture.  Beginning on April 1, 2016, we may redeem some or all of the 5.375% Notes at any time or from time to time at a redemption price set forth in the 2013 Indenture.  In addition, on or prior to April 1, 2016, we may redeem up to 35% of the 5.375% Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 5.375% Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the 5.375% Notes were used to pay down outstanding indebtedness under our bank credit facility. We filed a registration statement on Form S-4 with the SEC on April 4, 2013, which became effective on April 16, 2013, and we expect the exchange offer to commence in the second quarter of 2013.  As of March 31, 2013, we capitalized $10.4 million in estimated fees to deferred financing costs, which are included in other assets in our consolidated financial statements.

Bank Credit Agreement

On April 9, 2013, we entered into an amendment and restatement (the Amendment) of our credit agreement (as amended, the Bank Credit Agreement).  Pursuant to the Amendment, we refinanced the existing facility and replaced the existing term loans under the facility with a new $500.0 million term loan A facility (Term Loan A), maturing April 2018 and priced at LIBOR plus 2.25%; and a $400.0 million term loan B facility (Term Loan B), maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.  In addition, we replaced our existing revolving line of credit with a new $100.0 million revolving line of credit maturing April 2018 and priced at LIBOR plus 2.25%.  The proceeds from the term loans, along with cash on hand and/or a draw under the revolving line of credit, will be used to fund future acquisitions. Due to timing related to the closing and funding of the acquisitions, approximately $445.0 million of the new Term Loan A will be drawn on a delayed basis.  We also amended certain terms of the Bank Credit Agreement, including increased uncommitted incremental loan capacity, increased television station acquisition capacity and increased flexibility under the restrictive covenants.

We expect to recognize a loss on extinguishment of the old facility, primarily related to the repayment of the previous term loan B with proceeds from the 5.375% Notes, of approximately $16 million, consisting of deferred financing costs and debt discount.  Of the estimated financing costs to be paid in the second quarter of 2013 related to the amendment, we expect approximately $7 million will be capitalized as deferred financing costs and approximately $5 million will be charged to interest expense.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Income (Numerator)
Income from continuing operations	$16,515	$29,125
Income impact of assumed conversion of the 4.875% Notes, net of taxes	45	45
Income impact of assumed conversion of the 3.0% Notes, net of taxes	26	—
Net loss attributable to noncontrolling interests included in continuing operations	127	285
Numerator for diluted earnings per common share from continuing operations available to common shareholders	16,713	29,455
Income (loss) from discontinued operations, net of taxes	355	(51)
Numerator for diluted earnings available to common shareholders	$17,068	$29,404

Shares (Denominator)
Weighted-average common shares outstanding	81,191	80,852
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	223	21
Dilutive effect of 4.875% Notes	339	254
Dilutive effect of 3.0% Notes	311	—
Weighted-average common and common equivalent shares outstanding	82,064	81,127

Potentially dilutive securities representing 1.6 million and 1.5 million shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The increase in potentially dilutive securities is primarily related to the issuance of new stock-settled appreciation rights in February 2013.  The net income per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.1 million for each of the three months ended March 31, 2013 and 2012.

Bay TV.  In January 1999, we entered into a LMA with Bay TV, which owns the television station WTTA-TV in Tampa / St. Petersburg, Florida market.  Each of our controlling shareholders owns a substantial portion of the equity of Bay TV and collectively has controlling interests.  Payments made to Bay TV were $1.8 million for the quarter ended March 31, 2012.

On December 1, 2012, we purchased substantially all of the assets of Bay TV for $40.0 million. Our board of directors obtained a fairness opinion on the purchase price from a third party valuation firm. Concurrent with the acquisition, our LMA with Bay TV was terminated.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred less than $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, related to these arrangements.

Cunningham Broadcasting Corporation.  As of March 31, 2013, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; and WDBB-TV Birmingham, Alabama (collectively, the Cunningham Stations).

During the three months ended March 31, 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by

Cunningham for $1.7 million in the aggregate.  As of March 31, 2013, our controlling shareholders own approximately 4.4% of the total capital stock of Cunningham, none of which have voting rights.  The remaining amount of non-voting stock is owned by trusts established for the benefit of the children of our controlling shareholders.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We have options from the trusts, which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham. We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries.

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

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station.  An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility.  The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we are be obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase.  The remaining purchase price as of March 31, 2013 was approximately $57.1 million.

Additionally, we reimburse Cunningham for 100% of its operating costs, and paid Cunningham a monthly payment of $50,000 through December 2012 as an LMA fee.

We made payments to Cunningham under these LMAs and other agreements of $1.9 million and $3.9 million for the three months ended March 31, 2013 and 2012 respectively.  For the three months ended March 31, 2013 and 2012, Cunningham’s stations provided us with approximately $24.6 million and $23.3 million, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licenses.  As of March 31, 2013, Cunningham was the sole material third-party licensee.

In April 2013, Cunningham entered into an agreement to purchase the stock of TTBG El Paso OpCo, LLC, the owner of KDBC-TV in El Paso, TX for $21.0 million, before any working capital adjustments, subject to FCC approval and customary closing conditions.  Pursuant to the agreement, if Cunningham is unable to close on the purchase, we will be required to fund the purchase price or assign the rights to another party.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling less than $0.1 million for each of the three months ended March 31, 2013 and 2012.  We paid $0.4 million and $0.2 million for vehicles and related vehicle services from Atlantic Automotive for the three months ended March 31, 2013 and 2012, respectively.  Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures, and began occupying the space in June 2012.  Atlantic Automotive paid $0.2 million in rent during the three months ended March 31, 2013. Atlantic Automotive made no rent payments during the three months ended March 31, 2012.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD.  Total rent received under these leases was less than $0.1 million for each of the three months ended March 31, 2013 and 2012. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD. Annual rent under this lease will be approximately $0.2 million once the restaurant is opened in 2013.

Thomas & Libowitz, P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.4 million and $0.2 million to Thomas & Libowitz for the three months ended March 31, 2013 and 2012, respectively.

7.              SEGMENT DATA

We measure segment performance based on operating income (loss). Excluding discontinued operations our broadcast segment includes stations in 45 markets located predominately in the eastern, mid-western and southern United States. In 2012, we determined that the operating results of WLAJ-TV and WLWC-TV should be accounted for as discontinued operations and are not included in our consolidated results of continuing operations for the three months ended March 31, 2013 and 2012. Our other operating divisions segment primarily earned revenues from sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures. All of our other operating divisions are located within the United States. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. Corporate is not a reportable segment. We had approximately $171.5 million and $170.8 million of intercompany loans between the broadcast segment, other operating divisions segment and corporate as of March 31, 2013 and 2012, respectively. We had $4.9 million and $5.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions segment and corporate for the three months ended March 31, 2013, and 2012, respectively. Intercompany loans and interest expense are excluded from the tables below. All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the periods presented (in thousands):

For the three months ended March 31, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$271,155	$11,463	$—	$282,618
Depreciation of property and equipment	13,784	469	342	14,595
Amortization of definite-lived intangible assets and other assets	14,867	1,135	—	16,002
Amortization of program contract costs and net realizable value adjustments	18,861	—	—	18,861
General and administrative overhead expenses	10,129	297	824	11,250
Operating income (loss)	65,132	(309)	(1,167)	63,656
Interest expense	—	730	36,967	37,697
(Loss) from equity and cost method investments	—	(1,052)	—	(1,052)

For the three months ended March 31, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$208,426	$13,948	$—	$222,374
Depreciation of property and equipment	8,481	407	383	9,271
Amortization of definite-lived intangible assets and other assets	4,487	1,332	—	5,819
Amortization of program contract costs and net realizable value adjustments	14,100	—	—	14,100
General and administrative overhead expenses	7,903	611	853	9,367
Operating income (loss)	61,802	(672)	(1,236)	59,894
Interest expense	—	854	26,533	27,387
Income from equity and cost method investments	—	1,276	—	1,276

8.     FAIR VALUE MEASURMENTS:

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable programming commitments for the periods presented (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
9.25% Senior Second Lien Notes due 2017	$490,900	$543,125	$490,517	$552,500
8.375% Senior Notes due 2018	234,942	265,440	234,853	265,886
6.125% Senior Unsecured Notes due 2022	500,000	525,625	500,000	533,125
Term Loan A	258,047	258,047	263,875	262,556
Term Loan B	579,509	585,900	580,850	589,125
Deerfield Bank Credit Facility	25,301	25,536	19,950	19,950
Level 3
Active program contracts payable	82,129	78,882	104,356	102,768
Future program liabilities (a)	186,038	158,680	140,535	120,922

(a)         Future program liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast and is, therefore, not recorded as an asset or liability on our balance sheet.  The carrying value reflects the undiscounted future payments.

Our estimates of the fair value of active program contracts payable and future program liabilities in the table above, were based on discounted cash flows using Level 3 inputs described above.  The discount rate represents an estimate of a market participants’ return and risk applicable to program contracts.  The discount rate used to determine the fair value of active and future program liabilities was 8.0% as of March 31, 2013 and December 31, 2012. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.

Not included in the table above are the fair values and carrying values for our 4.875% Notes and 3.0% Notes, which we believe their fair values approximate their carrying values based on discounted cash flows using Level 3 inputs described above.

Additionally, Cunningham, one of our consolidated VIEs has investments in marketable securities which are recorded at fair value using Level 1 inputs described above. As of March 31, 2013 and December 31, 2012, $7.6 million and $6.4 million were included in other assets in our consolidated balance sheets.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 8.375% Notes and the 9.25% Notes. Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of March 31, 2013, were obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes until they were fully redeemed in 2011.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 9.25% Notes and the 8.375% Notes.  As of March 31, 2013, our consolidated total debt of $2,270.9 million included $2,182.4 million of debt related to STG and its subsidiaries of which SBG guaranteed $2,128.7 million.

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

Certain revisions have been made to correct immaterial errors in the condensed consolidating statement of operations and comprehensive income for the three months ended March 31, 2012.  The revisions to the condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2012 increased depreciation, amortization and other operating expenses by $0.2 million and increased net loss attributable to noncontrolling interests for the Non-guarantor Subsidiaries by $0.3 million, with corresponding offsetting adjustments to the same items in the Eliminations column. These revisions had no effect on amounts presented for SBG, STG, the Guarantor Subsidiaries and KDSM, LLC or Sinclair Consolidated.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$6,499	$656	$18,670	$—	$25,825
Accounts and other receivables	87	830	192,134	6,596	(1,539)	198,108
Other current assets	587	3,408	42,494	8,756	(1,960)	53,285
Assets held for sale	—	—	15,714	—	—	15,714
Total current assets	674	10,737	250,998	34,022	(3,499)	292,932

Property and equipment, net	5,972	9,481	318,131	108,759	(10,801)	431,542

Investment in consolidated subsidiaries	—	1,655,442	1,927	—	(1,657,369)	—
Restricted cash — long-term	—	24,947	223	—	—	25,170
Other long-term assets	83,808	392,485	54,184	132,134	(455,725)	206,886
Total other long-term assets	83,808	2,072,874	56,334	132,134	(2,113,094)	232,056

Acquired intangible assets	—	—	1,701,289	162,188	(85,479)	1,777,998

Total assets	$90,454	$2,093,092	$2,326,752	$437,103	$(2,212,873)	$2,734,528

Accounts payable and accrued liabilities	$511	$90,902	$74,960	$10,501	$(622)	$176,252
Current portion of long-term debt	500	32,662	853	12,351	—	46,366
Current portion of affiliate long-term debt	1,176	—	914	742	(742)	2,090
Other current liabilities	2,638	—	75,352	8,194	(1,676)	84,508
Liabilities held for sale	—	—	1,948	—	—	1,948
Total current liabilities	4,825	123,564	154,027	31,788	(3,040)	311,164

Long-term debt	12,415	2,071,357	36,476	81,381	—	2,201,629
Affiliate long-term debt	5,953	—	14,824	272,636	(272,636)	20,777
Dividends in excess of investment in consolidated subsidiaries	116,435	—	—	—	(116,435)	—
Other liabilities	55,554	5,864	467,025	113,047	(343,245)	298,245
Total liabilities	195,182	2,200,785	672,352	498,852	(735,356)	2,831,815

Common stock	817	—	10	—	(10)	817
Additional paid-in capital	608,235	(192,086)	1,012,966	66,747	(887,627)	608,235
Accumulated (deficit) earnings	(708,748)	87,813	644,410	(139,840)	(592,383)	(708,748)
Accumulated other comprehensive (loss) income	(5,032)	(3,420)	(2,986)	3,903	2,503	(5,032)
Total Sinclair Broadcast Group (deficit) equity	(104,728)	(107,693)	1,654,400	(69,190)	(1,477,517)	(104,728)
Noncontrolling interests in consolidated subsidiaries	—	—	—	7,441	—	7,441
Total liabilities and equity (deficit)	$90,454	$2,093,092	$2,326,752	$437,103	$(2,212,873)	$2,734,528

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,230	$199	$15,436	$—	$22,865
Accounts and other receivables	152	907	175,837	7,622	(622)	183,896
Other current assets	2,821	2,342	56,522	9,028	(3,383)	67,330
Assets held for sale	—	—	30,357	—	—	30,357
Total current assets	2,973	10,479	262,915	32,086	(4,005)	304,448

Property and equipment, net	6,315	8,938	321,873	113,454	(10,867)	439,713

Investment in consolidated subsidiaries	—	1,636,504	1,956	—	(1,638,460)	—
Restricted cash — long term	—	2	223	—	—	225
Other long-term assets	84,055	375,687	60,114	112,757	(429,862)	202,751
Total other long-term assets	84,055	2,012,193	62,293	112,757	(2,068,322)	202,976

Goodwill and other intangible assets	—	—	1,706,646	153,961	(78,047)	1,782,560

Total assets	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

Accounts payable and accrued liabilities	$326	$61,165	$83,049	$9,379	$(102)	$153,817
Current portion of long-term debt	483	31,113	800	15,226	—	47,622
Current portion of affiliate long-term debt	1,102	—	602	433	(433)	1,704
Other current liabilities	—	—	96,288	8,871	(3,099)	102,060
Liabilities held for sale	—	—	2,397	—	—	2,397
Total current liabilities	1,911	92,278	183,136	33,909	(3,634)	307,600

Long-term debt	12,502	2,088,586	36,705	73,073	—	2,210,866
Affiliate long-term debt	6,303	—	6,884	267,521	(267,521)	13,187
Dividends in excess of investment in consolidated subsidiaries	178,869	—	—	—	(178,869)	—
Other liabilities	10,708	2,509	491,845	103,007	(309,972)	298,097
Total liabilities	210,293	2,183,373	718,570	477,510	(759,996)	2,829,750

Common stock	812	—	10	—	(10)	812
Additional paid-in capital	600,928	(175,973)	1,084,302	64,096	(972,425)	600,928
Accumulated (deficit) earnings	(713,697)	27,597	553,777	(147,299)	(434,075)	(713,697)
Accumulated other comprehensive (loss) gain	(4,993)	(3,387)	(2,932)	1,054	5,265	(4,993)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(116,950)	(151,763)	1,635,157	(82,149)	(1,401,245)	(116,950)
Noncontrolling interests in consolidated subsidiaries	—	—	—	16,897	—	16,897
Total liabilities and equity (deficit)	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$270,547	$23,917	$(11,846)	$282,618

Program and production	—	32	82,700	5,588	(7,887)	80,433
Selling, general and administrative	824	9,917	51,203	5,689	(4,445)	63,188
Depreciation, amortization and other operating expenses	342	299	62,103	14,981	(2,384)	75,341
Total operating expenses	1,166	10,248	196,006	26,258	(14,716)	218,962

Operating (loss) income	(1,166)	(10,248)	74,541	(2,341)	2,870	63,656

Equity in earnings of consolidated subsidiaries	17,849	46,717	(30)	—	(64,536)	—
Interest expense	(311)	(35,233)	(1,115)	(6,187)	5,149	(37,697)
Other income (expense)	956	7,438	(7,288)	(1,257)	(444)	(595)
Total other income (expense)	18,494	18,922	(8,433)	(7,444)	(59,831)	(38,292)

Income tax benefit (provision)	(331)	7,986	(18,734)	2,230	—	(8,849)
Income (loss) from discontinued operations	—	(58)	413	—	—	355
Net income (loss)	16,997	16,602	47,787	(7,555)	(56,961)	16,870
Net loss attributable to the noncontrolling interests	—	—	—	127	—	127
Net income (loss) attributable to Sinclair Broadcast Group	$16,997	$16,602	$47,787	$(7,428)	$(56,961)	$16,997

Comprehensive income (loss)	$16,831	$16,563	$47,787	$(7,428)	$(56,922)	$16,831

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$208,746	$15,674	$(2,046)	$222,374

Program and production	—	8	61,485	76	(1,772)	59,797
Selling, general and administrative	853	13,631	29,501	1,195	(101)	45,079
Depreciation, amortization and other operating expenses	383	351	42,497	14,511	(138)	57,604
Total operating expenses	1,236	13,990	133,483	15,782	(2,011)	162,480

Operating (loss) income	(1,236)	(13,990)	75,263	(108)	(35)	59,894

Equity in earnings of consolidated subsidiaries	30,191	51,860	—	—	(82,051)	—
Interest expense	(340)	(24,764)	(1,219)	(6,244)	5,180	(27,387)
Other income (expense)	600	(283)	23	1,201	(129)	1,412
Total other income (expense)	30,451	26,813	(1,196)	(5,043)	(77,000)	(25,975)

Income tax benefit (provision)	144	8,125	(21,235)	8,172	—	(4,794)
Loss from discontinued operations	—	(67)	16	—	—	(51)
Net income (loss)	29,359	20,881	52,848	3,021	(77,035)	29,074
Net loss attributable to the noncontrolling interests	—	—	—	285	—	285
Net income (loss) attributable to Sinclair Broadcast Group	$29,359	$20,881	$52,848	$3,306	$(77,035)	$29,359

Comprehensive income	$29,178	$20,985	$52,848	$3,306	$(77,139)	$29,178

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$3,002	$(8,428)	$56,623	$(4,012)	$2,517	$49,702
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(181)	(6,725)	(576)	—	(7,482)
Proceeds from the sale of broadcast assets	—	—	14,312	—	—	14,312
Purchase of alarm monitoring contracts	—	—	—	(1,924)	—	(1,924)
Increase in restricted cash	—	(24,945)	—	—	—	(24,945)
Investment in marketable securities	—	—	—	(1,195)		(1,195)
Distributions from investments	—	—	—	2,228	—	2,228
Investment in equity and cost method investees	—	—	—	(1,758)	—	(1,758)
Proceeds from the sale of real estate investment	—	—	—	5,516	—	5,516
Loans to affiliates	(42)	—	—	—	—	(42)
Proceeds from loans to affiliates	13	—	—	—	—	13
Other investing activities	—	—	335	—	—	335
Net cash flows (used in) from investing activities	(29)	(25,126)	7,922	2,291	—	(14,942)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	93,500	—	7,628	—	101,128
Repayments of notes payable, commercial bank financing and capital leases	(115)	(110,092)	(181)	(2,235)	—	(112,623)
Proceeds from share based awards	1,242	—	—	—	—	1,242
Dividends paid on Class A and Class B Common Stock	(12,195)	—	—	—	147	(12,048)
Payments for deferred financing costs	—	(778)	—	(23)	—	(801)
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	1,045	—	1,045
Distributions to noncontrolling interests	—	—	—	(9,329)	—	(9,329)
Repayment of notes and capital leases to affiliates	(276)	—	(138)	—	—	(414)
Increase (decrease) in intercompany payables	8,371	50,193	(63,769)	7,869	(2,664)	—
Net cash flows (used in) from financing activities	(2,973)	32,823	(64,088)	4,955	(2,517)	(31,800)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(731)	457	3,234	—	2,960
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$6,499	$656	$18,670	$—	$25,825

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$256	$(22,191)	$85,987	$1,682	$1,749	$67,483
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,741)	(4,675)	(320)	—	(6,736)
Payments for acquisitions of television stations	—	—	(205,622)	—	—	(205,622)
Purchase of alarm monitoring contracts	—	—	—	(3,035)	—	(3,035)
Decrease in restricted cash	—	20,000	—	—	—	20,000
Investment in equity and cost method investees		—	—	(5,503)	—	(5,503)
Loans to affiliates	(44)	(456)	—	—	—	(500)
Proceeds from loans to affiliates	64	353	—	—	—	417
Other investing activities	—	—	19	—	—	19
Net cash flows from (used in) investing activities	20	18,156	(210,278)	(8,858)	—	(200,960)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	178,200	—	6,282	—	184,482
Repayments of notes payable, commercial bank financing and capital leases	(100)	(16,252)	(128)	(7,049)	—	(23,529)
Proceeds from share based awards	279	—	—	—	—	279
Dividends paid on Class A and Class B Common Stock	(9,718)	—	—	—	130	(9,588)
Payments for deferred financing costs	—	(3,519)	—	—	—	(3,519)
Distributions to noncontrolling interests	—	—	—	(88)	—	(88)
Repayment of notes and capital leases to affiliates	(242)	—	(483)	—	—	(725)
Increase (decrease) in intercompany payables	9,505	(137,271)	125,569	4,076	(1,879)	—
Net cash flows (used in) from financing activities	(276)	21,158	124,958	3,221	(1,749)	147,312

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	17,123	667	(3,955)	—	13,835
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$17,311	$980	$8,511	$—	$26,802

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

•                  our ability to consummate planned acquisitions or to achieve expected synergies; and

•                  the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speaks only as of the date on which it is made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Statement of Operations Data:
Net broadcast revenues (a)	$252,925	$190,888
Revenues realized from station barter arrangements	18,230	17,538
Other operating divisions revenues	11,463	13,948
Total revenues	282,618	222,374

Station production expenses	80,433	59,797
Station selling, general and administrative expenses	51,938	35,712
Expenses recognized from station barter arrangements	16,014	16,124
Amortization of program contract costs and net realizable value adjustments	18,861	14,100
Depreciation and amortization expenses (b)	30,597	15,090
Other operating divisions expenses	9,869	12,290
Corporate general and administrative expenses	11,250	9,367
Operating income	63,656	59,894

Interest expense and amortization of debt discount and deferred financing costs	(37,697)	(27,387)
Loss from extinguishment of debt	—	(335)
(Loss) income from equity and cost method investees	(1,052)	1,276
Other income, net	457	471
Income from continuing operations before income taxes	25,364	33,919
Income tax provision	(8,849)	(4,794)
Income from continuing operations	16,515	29,125
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	355	(51)
Net income	16,870	29,074
Net loss attributable to the noncontrolling interests	127	285
Net income attributable to Sinclair Broadcast Group	$16,997	$29,359

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.20	$0.36
Basic earnings per share	$0.21	$0.36
Diluted earnings per share from continuing operations	$0.20	$0.36
Diluted earnings per share	$0.21	$0.36

Balance Sheet Data:	March 31, 2013	December 31, 2012

Cash and cash equivalents	$25,825	$22,865
Total assets	$2,734,528	$2,729,697
Total debt (c)	$2,270,862	$2,273,379
Total deficit	$(97,287)	$(100,053)

a)             Net broadcast revenues are defined as station broadcast revenues, net of agency commissions.

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

Executive Overview — financial events since December 31, 2012.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2013 and 2012, including comparisons between quarters and expectations for the three months ended June 30, 2013.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three months ended March 31, 2013.

EXECUTIVE OVERVIEW

First Quarter 2013 Events

•                  Effective January 1, 2013, we entered into a six-year affiliation agreement with the CBS Network on its Portland, ME and Cedar Rapids, IA affiliates, expiring December 31, 2018;

•                  In January 2013, we entered into an agreement to sell the assets of WLWC-TV (CW) in Providence, Rhode Island to OTA Broadcasting LLC for $13.8 million.  The transaction closed effective April 1, 2013.  As of March 31, 2013 the station is classified as held for sale and the results of operations are classified as discontinued operations;

•                  In February 2013, our Board of Directors declared a quarterly dividend of $0.15 per share which was paid on March 15, 2013, to the holders of record at the close of business on March 1, 2013;

•                  In February 2013, we entered into an agreement to purchase the broadcast assets of eighteen television stations owned by Barrington Broadcasting Group, LLC for $370.0 million, less amounts to be paid by third parties, and entered into agreements to operate or provide sales services to another six stations. Also, we will sell our station WSYT-TV (FOX) and assign the LMA with WNYS-TV (MNT) in Syracuse, NY, and sell our station in Peoria IL, WYZZ-TV (FOX) to Cunningham for $47.0 million due to FCC conflict ownership rules. The transaction is expected to close in the second or third quarter of 2013 subject to the approval of the FCC and customary antitrust clearance;

•                  In February 2013, we announced a strategic initiative creating a small market television group.  Also in February 2013, we announced that Steven J. Pruett would join our senior management team as Chief Operating Officer of ChesapeakeTV, our new small market television subsidiary;

•                  In February 2013, we entered into a retransmission consent agreement with DirecTV for continued carriage in all of our markets and our next major MVPD that comes up for renewal is Charter Communications in March 2014; and

•                  Effective March 1, 2013, we closed the sale of the assets of WLAJ-TV (ABC) in Lansing, MI to an unrelated third party for $14.4 million.  The related results from operations, net of related income taxes, have been reclassified from income from continuing operations and reflected as net income from discontinued operations.

Other Events

•                  In April 2013, we issued $600.0 million aggregate principal amount of Senior Unsecured Notes due 2021 (the Notes).  The Notes were priced at 100% of their par value and will bear interest at a rate of 5.375% per annum payable semi-annually on April 1 and October 1, commencing on October 1, 2013.  The Notes mature April 1, 2021 and are guaranteed by Sinclair and certain of its subsidiaries.  We filed a registration statement on Form S-4 with the SEC on April 4, 2013, which became effective on April 16, 2013, and we expect the exchange offer to commence in the second quarter of 2013. See Liquidity and Capital Resources for more information;

•                  In April 2013, we entered into an amendment and restatement of our Bank Credit Agreement.  We refinanced our existing facility and replaced the existing term loans under the facility with a new $500.0 million term loan A facility (Term Loan A), maturing April 2018 and priced at LIBOR plus 2.25%; and a $400.0 million term loan B facility (Term Loan B), maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.  In addition, Sinclair replaced its existing revolving line of credit with a new $100.0 million revolving line of credit maturing April 2018 and priced at LIBOR plus 2.25%.  This new amendment also provides for increased incremental loan capacity, increased television station acquisition capacity and increased flexibility with restrictive covenants;

•                  In April 2013, we filed a registration statement on Form S-4 with the SEC to register the 6.125% Senior Unsecured Notes.  The registration statement became effective on April 16, 2013 and we expect the exchange offer to commence in the second quarter of 2013;

•                  In April 2013, we entered into a definitive merger agreement with Fisher Communications, Inc. (Fisher) to acquire Fisher in a merger transaction valued at approximately $373.3 million.  Fisher owns twenty television stations in eight markets and four radio stations in the Seattle market.  Additionally, Fisher previously entered into an agreement to provide certain operating services for three TV stations, including two simulcasts, pending regulatory approval.  The transaction is expected to close in the third quarter of 2013, subject to approval of the FCC, antitrust clearance, affirmative vote of two-thirds of Fisher’s outstanding shares and other customary conditions;

•                  In April 2013, we announced that we will begin broadcasting mobile-capable signals over 10 stations in nine markets over the next six months.  Cunningham Broadcasting Corporation, one of our consolidated variable interest entities, currently provides mobile signals on two stations, WSYX-TV and WTTE-TV in Columbus, Ohio;

•                  In April 2013, our Board of Directors declared a quarterly dividend of $0.15 per share payable on June 14, 2013, to the holders of record at the close of business on May 31, 2013; and

•                  In April 2013, we commenced a public offering of 18.0 million primary shares of Class A common stock.  Certain selling stockholders also intend to grant the underwriters a 30-day option to purchase up to an additional 2.7 million shares on the same terms and conditions. Net proceeds are intended to fund pending and future potential television station acquisitions and for general corporate purposes. The offering was priced at $27.25 per share on May 1, 2013.  The offering is expected to close on May 7, 2013.

•                  Effective May 1, 2013, we completed the acquisition of certain stock and/or broadcast assets of four television stations, located in four markets, owned by Cox Media Group for $99.0 million, less $4.3 million of working capital adjustments, less $0.4 million paid by Deerfield for the purchase of the license assets of one other station for which we will operate pursuant to shared services and joint sales agreements;

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Freedom as of April 1, 2012 (acquisition date) and Newport Television (Newport) as of December 1, 2012 (acquisition date), and five other television stations during the year ended 2012 are included in our results of our continuing operations for the quarter ended March 31, 2013. In 2012, we determined that the operating results of WLAJ-TV, which was one of the stations acquired in the Freedom acquisition, and WLWC-TV, which was one of the stations acquired in the Four Points acquisition, should be classified as discontinued operations and therefore the results are not included in our consolidated results of continuing operations for the three months ended March 31, 2013 and 2012. Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2013 and 2012 refer to the three months ended March 31, 2013 and 2012, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.  We have two reportable segments, “broadcast” and “other operating divisions” that are disclosed separately from our corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended March 31,
	2013	2012	Percent Change
Local revenues:
Non-political	$201.5	$151.2	33.3%
Political	0.1	0.6	(a)
Total local	201.6	151.8	32.8%
National revenues:
Non-political	50.5	36.1	39.9%
Political	0.8	3.0	(a)
Total national	51.3	39.1	31.2%
Total net broadcast revenues	$252.9	$190.9	32.5%

(a)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $62.0 million when comparing the first quarter of 2013 to the same period in 2012, of which $54.5 million was related to stations acquired after the first quarter of 2012 net of $10.0 million of revenues earned pursuant to the local marketing agreement (LMA) with the Freedom stations during the first quarter of 2012. The remaining increase was primarily due to an increase in retransmission revenues from MVPDs. Advertising revenues, excluding stations acquired after the first quarter of 2012 decreased in the political, schools, services and restaurant sectors.  These decreases were offset by increases in the automotive, direct response and telecommunications sectors. Excluding the stations acquired after the first quarter of 2012, automotive, which typically is our largest category, represented 23.7% of net time sales for the three months ended March 31, 2013.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended March 31,		Net Time Sales Percent
	Stations (a)	2013	2012	Change
FOX	24	32.8%	43.2%	0.9%
ABC	11	16.3%	17.8%	21.6%
MyNetworkTV	19	11.1%	14.7%	0.2%
The CW	15	10.9%	12.5%	15.0%
CBS	11	23.1%	10.6%	190.3%
NBC	3	4.1%	0.6%	826.3%
Digital	(b)	1.4%	0.5%	282.7%
Other	2	0.3%	0.1%	58.4%
Total	85

(a)         During 2012, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 20 stations with the following network affiliation or program service arrangements: CBS (five stations in the second quarter and two stations in the fourth quarter), NBC (two stations in the fourth quarter), FOX (four stations in the fourth quarter), ABC (one station in the second quarter and one station in the fourth quarter), CW (one station in the second quarter and two stations in the fourth quarter), MyNetworkTV (one station in the fourth quarter), Other (one station in the fourth quarter). We reclassified the results of operations of WLAJ-TV, an ABC station acquired in the second quarter and WLWC-TV a CW station acquired in the first quarter, as discontinued operations as discussed in Note 1. Summary of Significant Accounting Policies and therefore the net time sales of WLAJ-TV and WLWC-TV are not included in the percentages above and are excluded from the number of stations.

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

Political Revenues.  Political revenues decreased by $2.7 million to $0.9 million for the first quarter of 2013 when compared to the same period in 2012.  Political revenues are typically higher in election years such as 2012.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $50.3 million for the first quarter of 2013 when compared to the same period in 2012, of which $39.7 million was related to stations acquired after the first quarter of 2012 net of $10.0 million of revenues earned pursuant to the LMA with the Freedom stations during the first quarter of 2012.  The remaining increase is primarily due to an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues excluding stations acquired after the first quarter of 2012 due to a decline in advertising revenues from the restaurants, schools and media sectors offset by an increase in the automotive sector and a change in networks for the Super Bowl programming from NBC to CBS.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $14.4 million for the first quarter of 2013 when compared to the same period in 2012, of which $14.4 million was related to stations acquired during the second and fourth quarters of 2012. Advertising revenues, excluding political and excluding stations acquired after the first quarter of 2012 decreased in the services, paid programs and food / grocery sectors and increased in the media, direct response, telecommunications and automotive sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended March 31,		Percent Change (Increase/
	2013	2012	(Decrease))

Station production expenses	$80.4	$59.8	34.4%
Station selling, general and administrative expenses	$51.9	$35.7	45.4%
Amortization of program contract costs and net realizable value adjustments	$18.9	$14.1	34.0%
Corporate general and administrative expenses	$10.1	$7.9	27.8%
Depreciation and amortization expenses	$28.7	$13.0	120.8%

Station production expenses.  Station production expenses increased $20.6 million during the first quarter of 2013 as compared to the same period in 2012, of which $13.1 million related to stations acquired after the first quarter of 2012.  The remaining increase for the three month period is primarily due to an increase in fees pursuant to network affiliation agreements, partially offset by a decrease in rating service fees.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased $16.2 million during the first quarter of 2013 compared to the same period in 2012, of which $15.0 million related to stations acquired after the first quarter of 2012. The remaining increases are primarily due to an increase in compensation expense.

We expect station production and station selling, general and administrative expenses in second quarter of 2013 to increase compared to first quarter of 2013.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $4.8 million during the first quarter of 2013 compared to the same period in 2012, of which $3.3 million related to stations acquired after the first quarter of 2012.  The remaining increase is due to more long-term contracts, which result in higher contract cost amortization.  We expect program contract amortization to increase slightly in second quarter of 2013 compared to first quarter of 2013 due to cyclicality.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $15.7 million during the first quarter of 2013 compared to the same period in 2012, of which $13.4 million related to stations acquired after the first quarter of 2012.  The remaining increase is due to the extension of certain network affiliation agreements.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

OTHER OPERATING DIVISIONS SEGMENT

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, real estate ventures and other nominal businesses make up our other operating divisions segment.  Revenues for our other operating divisions decreased $2.5 million to $11.4 million during the first quarter of 2013 compared to $13.9 million during the same period in 2012.  Expenses of our other operating divisions include operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, decreased $2.4 million to $9.9 million during the first quarter of 2013 compared to $12.3 million during the same period in 2012.  The decreases in both revenue and expenses relate primarily to slight decreases in revenue of several investments in other operating divisions.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the three months ended March 31, 2013, we recorded a loss of $1.5 million related to our real estate ventures and income of $0.4 million related to certain private investment funds, partially offset by a $0.4 million impairment charge related to one of the investments within one of the funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended March 31,		Percent Change (Increase/
	2013	2012	(Decrease))
Corporate general and administrative expenses	$0.8	$0.9	(11.1)%
Interest expense	$37.0	$26.5	39.6%
Loss from extinguishment of debt	$—	$(0.3)	(100.0)%
Income tax provision	$(8.8)	$(4.8)	83.3%

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

Corporate general and administrative expenses increased by $2.1 million for the three months ended March 31, 2013 when compared to the same periods in 2012.  This is primarily due to an increase in transaction costs due to our recent acquisitions, higher compensation costs including an increase in employee incentive / performance bonuses and higher stock-based compensation expense related to restricted stock and stock-settled appreciation rights, partially offset by lower group health insurance costs.

We expect corporate general and administrative expenses to decrease slightly in the second quarter of 2013 compared to first quarter of 2013.

Interest expense.  Interest expense has increased primarily due to the issuance of new 6.125% Senior Unsecured Notes, due 2022, in the fourth quarter of 2012, as well as the incremental borrowings on our Term Loan A and Term Loan B under our Bank Credit Agreement in April 2012 for the acquisition of the stations from Freedom. We expect interest expense to increase in second quarter of 2013 compared to first quarter of 2013 as a result of the new Term Loan A and Term Loan B under our Bank Credit Agreement, which was amended in April 2013, and the issuance of $600.0 million of 5.375% notes in April 2013.  See Liquidity and Capital Resources for more information. Additionally, we expect to record approximately $5.0 million of the total estimated financing fees, in connection with the amendment, to interest expense in the second quarter.

Loss from extinguishment of debt. During the first quarter 2012, we drew down on our incremental borrowing for the Four Points acquisition and wrote off a portion of our deferred financing costs and discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

We expect to recognize a loss on extinguishment of debt of approximately $16.0 million in the second quarter of 2013 related to the amendment and restatement of our Bank Credit Agreement.

Income tax provision.  The effective tax rate for the three months ended March 31, 2013 including the effects of the noncontrolling interest was a provision of 34.7% as compared to a provision of 14.0% during the same period in 2012.  The increase in the effective tax rate for the three months ended March 31, 2013 as compared to the same period in 2012 is primarily due to a 2012 release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets. The valuation allowance release determination was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2030.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $25.8 million in cash and cash equivalent balances and net negative working capital of approximately $18.2 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary source of liquidity.  As of March 31, 2013, we had $57.5 million of borrowing capacity available on our Revolving Credit Facility.

In April 2013, we issued $600.0 million of senior unsecured notes with a maturity date of April 1, 2021 that bear interest at a rate of 5.375% per year.  The net proceeds were used to pay down outstanding indebtedness under our bank credit facility including outstanding amounts under the revolving credit facility.

In April 2013, we amended and restated our existing bank credit facility and replaced our existing term loans with a new $500.0 million Term Loan A priced at LIBOR plus 2.25% and due April 2018 and a new $400.0 million Term Loan B priced at LIBOR plus 2.25% with a 0.75% LIBOR floor due April 2020.  We also increased the capacity on our Revolving Credit Facility from $97.5 million to $100.0 million. The net proceeds will be used to fund future acquisitions and for general corporate purposes. Due to timing related to the closing and funding of the acquisitions, approximately $445.0 million of the new Term Loan A will be drawn on a delayed basis.

We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and general uncommitted incremental term loan capacity of $500.0 million will be sufficient to satisfy our debt service obligations, capital expenditure requirements, pending acquisitions and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended March 31,
	2013	2012
Net cash flows from operating activities	$49.7	$67.5

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(7.5)	$(6.7)
Acquisition of television stations	—	(205.6)
Proceeds from sale of broadcast assets	14.3	—
(Increase) decrease in restricted cash	(24.9)	20.0
Distributions from cost method investees	2.2	—
Purchase of alarm monitoring contracts	(1.9)	(3.0)
Investments in equity and cost method investees	(1.8)	(5.5)
Proceeds from sale of real estate investment	5.5	—
Other	(0.8)	(0.2)
Net cash flows used in investing activities	$(14.9)	$(201.0)
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$101.1	$184.5
Repayments of notes payable, commercial bank financing and capital leases	(112.6)	(23.5)
Payments for deferred financing costs	(0.8)	(3.5)
Dividends paid on Class A and Class B Common Stock	(12.0)	(9.6)
Noncontrolling interests distributions	(9.3)	(0.1)
Other	1.8	(0.5)
Net cash flows (used in) from financing activities	$(31.8)	$147.3

Operating Activities

Net cash flows from operating activities decreased during the first quarter of 2013 compared to the same period in 2012. This is primarily due to higher interest and program payments, as well as an increase in tax payments, partially offset by the receipt of more cash from customers, net of cash payments to vendors.

We expect program payments to increase in the second quarter of 2013 compared to the first quarter of 2013.  We expect interest to increase in the second quarter of 2013 compared to the first quarter of 2013, primarily due to interest on the $600.0 million of 5.375% Notes, which were issued in April 2013.

Investing Activities

Net cash flows used in investing activities decreased during the first quarter of 2013 compared to the same period in 2012.  This decrease is primarily due to $205.6 million in payments for acquisitions of television stations from Four Points in the first quarter of 2012.  In the first quarter 2013, we paid escrow deposits of $24.9 million related to the pending acquisitions of Cox and Barrington.  In first quarter 2012, $20.0 million of restricted cash was used to fund the acquisition of the Four Points stations.  This decrease was partially offset by proceeds from the sale of the assets of WLAJ-TV, as well as, proceeds from the sale of a real estate investment in the first quarter of 2013.

In the second quarter of 2013, we anticipate incurring more capital expenditures than incurred in the first quarter of 2013.

Financing Activities

Net cash flows used in financing activities increased during the first quarter of 2013 compared to the same period in 2012.  This increase was primarily due to an increase in our debt repayments and decrease in our debt borrowings and a higher quarterly stock dividend paid in the first quarter of 2013 of $0.15 per share compared to $0.12 per share during the same period in 2012.  In the first quarter of 2012 we borrowed $180.0 million in incremental Term Loan B to fund acquisition of television stations from Four Points during the quarter.

In April 2013, our Board of Directors declared a quarterly dividend of $0.15 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of March 31, 2013, there were no material changes to our contractual cash obligations.

As discussed in Liquidity and Capital Resources, in April 2013, we issued $600.0 million of senior unsecured notes with a maturity date of April 1, 2021 that bear interest at a rate of 5.375% per year.  The net proceeds were used to pay down outstanding indebtedness under our bank credit facility including outstanding amounts under the revolving credit facility.  Also in April 2013, we amended and restated our existing bank credit facility and replaced our existing term loans with a new $500.0 million Term Loan A priced at LIBOR plus 2.25% and due April 2018 and a new $400.0 million Term Loan B priced at LIBOR plus 2.25% with a 0.75% LIBOR floor due April 2020.  We also increased the capacity on our Revolving Credit Facility from $97.5 million to $100.0 million. The net proceeds will be used to fund future acquisitions and for general corporate purposes. Due to timing related to the closing and funding of the acquisitions, approximately $445.0 million of the new Term Loan A will be drawn on a delayed basis.

As discussed in the Other Events section of the Executive Overview, we have entered into asset purchase agreements with an aggregate purchase price of approximately $842.3 million, less amounts to be paid by third parties and working capital adjustments.  We expect these acquisitions to close in the second and third quarters of 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the foregoing, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2013.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement for Steven J. Pruett, Chief Operating Officer of Chesapeake Television, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 2013.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement for Steven J. Pruett, Chief Operating Officer of Chesapeake Television, Inc.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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