Form 10-Q
period 2013-06-30
SINCLAIR BROADCAST GROUP INC
filed 2013-08-09
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 2, 2013
Class A Common Stock	73,560,761
Class B Common Stock	26,263,259

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of June 30, 2013	As of December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$550,812	$22,865
Accounts receivable, net of allowance for doubtful accounts of $3,245 and $3,091, respectively	210,802	183,480
Affiliate receivable	29	416
Current portion of program contract costs	29,348	56,581
Prepaid expenses and other current assets	11,788	7,404
Deferred barter costs	4,142	3,345
Assets held for sale	—	30,357
Total current assets	806,921	304,448
PROGRAM CONTRACT COSTS, less current portion	10,931	12,767
PROPERTY AND EQUIPMENT, net	454,814	439,713
RESTRICTED CASH	33,859	225
GOODWILL	1,105,005	1,074,032
BROADCAST LICENSES	87,077	85,122
DEFINITE-LIVED INTANGIBLE ASSETS, net	656,081	623,406
OTHER ASSETS	188,705	189,984
Total assets (a)	$3,343,393	$2,729,697
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,775	$10,086
Accrued liabilities	128,838	143,731
Income taxes payable	2,456	9,939
Current portion of notes payable, capital leases and commercial bank financing	19,094	47,622
Current portion of notes and capital leases payable to affiliates	2,178	1,704
Current portion of program contracts payable	53,201	88,015
Deferred barter revenues	4,378	3,499
Deferred tax liabilities	6,368	607
Liabilities held for sale	—	2,397
Total current liabilities	226,288	307,600
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,407,680	2,210,866
Notes payable and capital leases to affiliates, less current portion	20,220	13,187
Program contracts payable, less current portion	14,933	16,341
Deferred tax liabilities	241,043	233,465
Other long-term liabilities	47,221	48,291
Total liabilities (a)	2,957,385	2,829,750
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 73,541,440 and 52,332,012 shares issued and outstanding, respectively	735	523
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 26,263,259 and 28,933,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	262	289
Additional paid-in capital	1,088,639	600,928
Accumulated deficit	(705,846)	(713,697)
Accumulated other comprehensive loss	(5,071)	(4,993)
Total Sinclair Broadcast Group shareholders’ deficit	378,719	(116,950)
Noncontrolling interests	7,289	16,897
Total equity (deficit)	386,008	(100,053)
Total liabilities and equity (deficit)	$3,343,393	$2,729,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)         Our consolidated total assets as of June 30, 2013 and December 31, 2012 include total assets of variable interest entities (VIEs) of $122.6 million and $107.9 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2013 and December 31, 2012 include total liabilities of the VIEs of $10.4 million and $7.9 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Station broadcast revenues, net of agency commissions	$279,270	$217,582	$532,195	$408,470
Revenues realized from station barter arrangements	22,047	21,343	40,277	38,881
Other operating divisions revenues	12,837	12,149	24,300	26,097
Total revenues	314,154	251,074	596,772	473,448
OPERATING EXPENSES:
Station production expenses	85,694	62,596	166,127	122,393
Station selling, general and administrative expenses	53,297	41,581	105,235	77,293
Expenses recognized from station barter arrangements	19,382	19,695	35,396	35,819
Amortization of program contract costs and net realizable value adjustments	18,656	15,169	37,517	29,269
Other operating divisions expenses	10,736	10,503	20,605	22,793
Depreciation of property and equipment	15,105	12,134	29,700	21,405
Corporate general and administrative expenses	11,447	7,513	22,697	16,880
Amortization of definite-lived intangible and other assets	15,557	9,994	31,559	15,813
Total operating expenses	229,874	179,185	448,836	341,665
Operating income	84,280	71,889	147,936	131,783
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(45,465)	(29,320)	(83,162)	(56,707)
Loss from extinguishment of debt	(16,283)	—	(16,283)	(335)
Income (loss) from equity and cost method investments	(404)	5,148	(1,456)	6,424
Other income, net	482	715	939	1,186
Total other expense	(61,670)	(23,457)	(99,962)	(49,432)
Income from continuing operations before income taxes	22,610	48,432	47,974	82,351
INCOME TAX PROVISION	(9,654)	(18,298)	(18,503)	(23,092)
Income from continuing operations	12,956	30,134	29,471	59,259
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, includes income tax benefit (provision) of $4,973, ($67), $4,682 and ($134), respectively	5,103	(2)	5,458	(53)
NET INCOME	18,059	30,132	34,929	59,206
Net (income) loss attributable to the noncontrolling interests	(233)	(72)	(106)	213
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$17,826	$30,060	$34,823	$59,419
Dividends declared per share	$0.15	$0.12	$0.30	$0.24

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.14	$0.37	$0.34	$0.73
Basic earnings per share from discontinued operations	$0.06	$—	$0.06	$—
Basic earnings per share	$0.19	$0.37	$0.40	$0.73
Diluted earnings per share from continuing operations	$0.14	$0.37	$0.34	$0.73
Diluted earnings per share from discontinued operations	$0.05	$—	$0.06	$—
Diluted earnings per share	$0.19	$0.37	$0.40	$0.73
Weighted average common shares outstanding	92,083	81,036	86,667	80,944
Weighted average common and common equivalent shares outstanding	93,604	81,294	87,844	81,211

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$12,723	$30,062	$29,365	$59,472
Income (loss) from discontinued operations, net of tax	5,103	(2)	5,458	(53)
Net income	$17,826	$30,060	$34,823	$59,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$18,059	$30,132	$34,929	$59,206
Amortization of net periodic pension benefit costs, net of taxes	(39)	85	(78)	189
Comprehensive income	18,020	30,217	34,851	59,395
Comprehensive (income) loss attributable to the noncontrolling interests	(233)	(72)	(106)	213
Comprehensive income attributable to Sinclair Broadcast Group	$17,787	$30,145	$34,745	$59,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

 (In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)
BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(19,204)	—	—	(19,204)
Class A Common Stock issued pursuant to employee benefit plans	258,425	3	—	—	3,990	—	—	—	3,993
Tax benefit on share based awards	—	—	—	—	191	—	—	—	191
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(462)	(462)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	392	392
Consolidation of variable interest entity	—	—	—	—	—	—	—	775	775
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	189	—	189
Net income	—	—	—	—	—	59,419	—	(213)	59,206
BALANCE, June 30, 2012	52,280,511	$523	28,933,859	$289	$621,556	$(694,296)	$(4,659)	$10,305	$(66,282)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

 (In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)
BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(26,972)	—	—	(26,972)
Issuance of common stock, net of issuance costs	18,000,000	180	—	—	472,220	—	—	—	472,400
Class B Common Stock converted into Class A Common Stock	2,670,600	27	(2,670,600)	(27)	—	—	—	—	—
Class A Common Stock issued upon exercise of stock options	98,000	1	—	—	1,154	—	—	—	1,155
Class A Common Stock issued pursuant to employee benefit plans	440,828	4	—	—	3,703	—	—	—	3,707
Tax benefit on share based award	—	—	—	—	471	—	—	—	471
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,714)	(9,714)
Issuance of stock settled appreciation rights	—	—	—	—	3,155	—	—	—	3,155
Class A Common Stock sold by variable interest entity, net of taxes	—	—	—	—	7,008	—	—	—	7,008
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	(78)	—	(78)
Net income	—	—	—	—	—	34,823	—	106	34,929
BALANCE, June 30, 2013	73,541,440	$735	26,263,259	$262	$1,088,639	$(705,846)	$(5,071)	$7,289	$386,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$34,929	$59,206
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	29,827	22,356
Amortization of definite-lived intangible and other assets	31,548	16,025
Amortization of program contract costs and net realizable value adjustments	37,711	29,747
Loss on extinguishment of debt	16,283	335
Deferred tax (benefit)	(3,934)	(2,769)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(28,124)	976
Increase in prepaid expenses and other current assets	(2,984)	(10,483)
Increase in other assets	(420)	(25,255)
(Decrease) increase in accounts payable and accrued liabilities	(18,176)	5,234
(Decrease) increase in income taxes payable	(4,240)	9,963
Increase in other long-term liabilities	3,824	106
Payments on program contracts payable	(45,375)	(35,108)
Original debt issuance discount paid	(10,285)	—
Other, net	12,786	9,942
Net cash flows from operating activities	53,370	80,275
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(17,166)	(18,473)
Payments for acquisition of television stations	(96,160)	(590,887)
Payments for acquisitions in other operating divisions	(4,650)	—
Purchase of alarm monitoring contracts	(6,284)	(5,627)
Proceeds from sale of broadcast assets	27,992	—
(Increase) decrease in restricted cash	(33,634)	58,500
Distributions from equity and cost method investees	3,271	5,992
Investments in equity and cost method investees	(3,402)	(5,748)
Investments in marketable securities	(2,285)	—
Proceeds from insurance settlement	134	23
Proceeds from the sale of assets	39	15
Proceeds from sale of real estate investment	5,516	—
Loans to affiliates	(84)	(699)
Proceeds from loans to affiliates	77	508
Net cash flows used in investing activities	(126,636)	(556,396)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	1,162,344	555,134
Repayments of notes payable, commercial bank financing and capital leases	(991,724)	(33,344)
Proceeds from the sale of Class A Common Stock	472,400	—
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.5 million and $0.2 million, respectively	1,626	279
Dividends paid on Class A and Class B Common Stock	(26,972)	(19,204)
Payments for deferred financing costs	(16,749)	(6,702)
Proceeds from Class A Common Stock sold by variable interest entity	10,908	—
Noncontrolling interests distributions	(9,714)	(462)
Repayments of notes and capital leases to affiliates	(906)	(1,469)
Net cash flows from (used in) financing activities	601,213	494,232
NET INCREASE IN CASH AND CASH EQUIVALENTS	527,947	18,111
CASH AND CASH EQUIVALENTS, beginning of period	22,865	12,967
CASH AND CASH EQUIVALENTS, end of period	$550,812	$31,078

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as assets and liabilities held for sale in the accompanying consolidated balance sheets and discontinued operations consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations. WLAJ-TV was acquired in the second quarter of 2012 in connection with the acquisition of the television stations from Freedom Communications (Freedom). WLWC-TV was acquired in the first quarter of 2012 in connection with the acquisition of the television stations from Four Points Media Group LLC (Four Points). See Note 2. Acquisitions for more information.  In October 2012, we entered into an agreement to sell all the assets of WLAJ-TV to an unrelated third party for $14.4 million.  In January 2013, we entered into an agreement to sell the assets of WLWC-TV to an unrelated third party for $13.8 million.  The operating results of WLAJ-TV, which was sold effective March 1, 2013, and WLWC-TV, which was sold effective April 1, 2013, are not included in our consolidated results of operations from continuing operations for the three and six months ending June 30, 2013. Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the six months ending June 30, 2013 were $0.6 million and $1.6 million, respectively.  Total revenues of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the three months ending June 30, 2012, are $1.1 million and $1.4 million, respectively.  Total revenues of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the six months ending June 30, 2012, are $1.1 million and $2.9 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the six months ending June 30, 2013, are $0.2 million and $0.4 million, respectively, and total income(loss) before taxes of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the six months ending June 30, 2012, are $0.2 million and less than ($0.1) million, respectively.  The resulting gain on the sale of these stations in 2013 was negligible.

Additionally, we recognized a $5.1 million tax benefit for the three and six months ended June 30, 2013 attributable to the adjustment of certain liabilities for unrecognized tax benefits related to discontinued operations. See discussion under Income Taxes below.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2013 and 2012 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

We have entered into local marketing agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham Broadcasting Company (Cunningham), the license owner of seven television stations as of June 30, 2013.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the Federal Communication Commission (FCC) license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contains certain default provisions whereby insolvency of Cunningham would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 6. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the three months ended June 30, 2013 and 2012 are net broadcast revenues of $26.5 million and $24.8 million, respectively, that relate to LMAs with Cunningham.  For the six months ended June 30, 2013 and 2012, Cunningham’s stations provided us with approximately $51.2 million and $48.1 million, respectively, of net broadcast revenues.

Effective December 1, 2012, we have entered into joint sales agreements (JSAs) and shared services agreements (SSAs) to provide certain non-programming related sales, operational and administrative services for the television stations of Deerfield, the license owner of eight television stations as of June 30, 2013.  The initial term is for eight years from the commencement and the agreement may be automatically renewed for successive eight year renewal terms.  We also have a purchase option to buy the license assets of the television stations. We own the majority of the non-license assets of the Deerfield stations and we have also guaranteed the debt of Deerfield.  Additionally, there are leases in place whereby Deerfield leases assets owned by us in order to perform its duties under FCC rules. We have determined that the Deerfield stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and our guarantee of Deerfield’s debt, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Deerfield.  Included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013 are net revenues of $21.0 million and $45.1 million, respectively, that relate to agreements with Deerfield

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owners based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have purchase options to buy the License Assets.  We have determined that the License Assets of these stations are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Included in the accompanying consolidated statements of operations for the three months ended June 30, 2013 and 2012 are net broadcast revenues of $9.8 million and $4.1 million, respectively, that relate to these arrangements. For the six months ended June 30, 2013 and 2012, net broadcast revenues of $18.2 million and $7.7 million, respectively, related to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	As of June 30, 2013	As of December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,996	$3,805
Accounts receivable	199	110
Income taxes receivable	139	94
Current portion of program contract costs	3,901	6,113
Prepaid expenses and other current assets	43	124
Total current asset	17,278	10,246

PROGRAM CONTRACT COSTS, less current portion	814	1,484
PROPERTY AND EQUIPMENT, net	10,401	10,806
GOODWILL	6,357	6,357
BROADCAST LICENSES	16,782	14,927
DEFINITE-LIVED INTANGIBLE ASSETS, net	56,393	51,368
OTHER ASSETS	14,624	12,723
Total assets	$122,649	$107,911

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$15	$15
Accrued liabilities	447	186
Current portion of notes payable, capital leases and commercial bank financing	3,448	2,123
Current portion of program contracts payable	5,982	8,991
Total current liabilities	9,892	11,315

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	24,270	20,238
Program contracts payable, less current portion	1,508	2,080
Total liabilities	$35,670	$33,633

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs with Cunningham, JSAs and SSAs with Deerfield and certain outsourcing agreements, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of June 30, 2013 and December 31, 2012, which are excluded from liabilities above, were $31.5 million and $29.8 million, respectively.  The total capital lease assets excluded from above were $11.6 million and $11.7 million as of June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013, Cunningham sold a portion of its investment in our Class A Common Stock which is eliminated in consolidation and excluded from assets shown above, for $7.0 million, net of income taxes and has been reflected as an increase in additional paid in capital in the consolidated balance sheet.  Also excluded from the amounts above are liabilities associated with the JSAs, SSAs, and option agreements with the other VIEs totaling $44.2 million and $36.2 million as of June 30, 2013 and December 31, 2013, respectively.  The risk and reward characteristics of the VIEs are similar.

In the fourth quarter of 2011, we began providing sales, programming and management services to the Freedom stations pursuant to a LMA.  Effective April 1, 2012, we completed the acquisition of the Freedom stations and the LMA was terminated. We determined that the Freedom stations were VIEs during the period of the LMA based on the terms of the agreement.  We were not the primary beneficiary because the owner of the stations had the power to direct the activities of the VIEs that most significantly impacted the economic performance of the VIEs.  In the consolidated statements of operations for the six months ended June 30, 2012 are net broadcast revenues of $10.0 million and station production expenses of $7.8 million related to the Freedom LMAs during the first quarter of 2012.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary for the periods presented (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$3,517	$3,517	$3,648	$3,648
Investments in investment companies	27,141	27,141	27,335	27,335
Total	$30,658	$30,658	$30,983	$30,983

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.3 million and $5.3 million in the three months ended June 30, 2013 and 2012, respectively.  We recorded income of $0.7 million and $6.7 million for the six months ended June 30, 2013 and 2012, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of June 30, 2013 and December 31, 2012, our unfunded commitments related to private equity investment funds totaled $16.9 million and $8.9 million, respectively.

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

In July 2013, the FASB issued new guidance requiring new disclosure of unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We are currently evaluating the impact of this requirement on our financial statements.

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

Restricted Cash

During the first and second quarters of 2013, we deposited a total of $25.0 million and $11.5 million, respectively, into escrow accounts upon entering into agreements to purchase certain television stations, as further discussed under Pending Acquisitions in Note 3. Commitments and Contingencies.  These escrow deposits are classified as restricted cash within noncurrent assets in the consolidated balance sheet as of June 30, 2013.

Additionally, under the terms of certain lease agreements, as of June 30, 2013 and December 31, 2012, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2013 and 2012 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months and six months ended June 30, 2013 was greater than the statutory rate primarily due to an increase in the state income tax reserves related to an ongoing audit.  Our effective income tax rate for the three and six months ended June 30, 2012 was lower than the statutory rate primarily due to a release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham as the weight of all available evidence supports realization of the deferred tax assets. The valuation allowance release determination was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

As previously discussed above under Discontinued Operations, during the second quarter of 2013, we reduced our liability for unrecognized tax benefits by $5.1 million related to discontinued operations upon the application of limits under an available state administrative practice exception.

In April, 2013, we entered into a settlement agreement with the Internal Revenue Service’s Appeals Office with respect to our 2006 and 2007 federal income tax returns. There was no material impact on our financial statements as a result of this settlement.

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

The results of operations for the three and six months ended June 30, 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $18.6 million and $5.2 million for the three months ended June 30, 2013, respectively, and $36.4 million and $9.6 million for the six months ended June 30, 2013, respectively.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $16.8 million and $3.1 million for the three months ended June 30, 2012, respectively, and $33.2 million and $7.6 million for the six months ended June 30, 2012, respectively.  These amounts exclude the operations of WLWC-TV, which was sold effective April 1, 2013 and are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating income (loss) of WLWC-TV were $1.5 million and $0.3 million for the six months ended June 30, 2013, respectively.  Net broadcast revenues and operating income (loss) of WLWC-TV were $1.4 million and $(0.1) million, respectively, for the three months ended June 30, 2012 and $2.7 million and $(0.1) million for the six months ended June 30, 2012, respectively.

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

The final allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $93.1 million, the decaying advertiser base of $25.1 million, and other intangible assets of $22.8 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 16 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  Certain measurement period adjustments have been made since the initial allocation in the second quarter of 2012, which were not material to the consolidated financial statements.

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

The results of operations for the six months ended June 30, 2012 includes the results of the Freedom stations since April 1, 2012.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $27.4 million and $8.2 million for the three months ended June 30, 2013, respectively, and $53.7 million and $14.1 million for the six months ended June 30, 2013, respectively.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $25.7 million and $9.0 million for the three months ended June 30, 2012, respectively, and $25.7 million and $9.0 million for the six months ended June 30, 2012, respectively.  These amounts exclude the operations of WLAJ-TV, which was sold effective, January 1, 2013 and are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating income (loss) of WLAJ-TV were $0.6 million and $0.1 million for the six months ended June 30, 2013, respectively.  Net broadcast revenues and operating income of WLAJ-TV were $1.0 million and $0.2 million, respectively, for the three months ended June 30, 2012 and $1.0 million and $0.2 million for the six months ended June 30, 2012, respectively.  Additionally, during the first quarter 2012, prior to the acquisition, we recorded net broadcast revenues of $10.0 million related to the Freedom LMAs.

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

Net broadcast revenues and operating income of the Newport stations included in our consolidated statements of operations, were $38.3 million and $11.5 million for the three months ended June 30, 2013, respectively, and $73.2 million and $19.7 million for the six months ended June 30, 2013, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three and six months ended June 30, 2012, assuming that the acquisitions of the Freedom and Newport stations discussed above, along with transactions necessary to finance the acquisitions, occurred at the beginning of the annual period presented (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Total revenues	$285,377	$560,254
Net Income	$29,805	$56,451
Net Income attributable to Sinclair Broadcast Group	$28,976	$56,589
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$0.36	$0.70

The results of operations of the Four Points stations was included in our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.  The results of operations, of all of the aforementioned acquired stations, were included in our consolidated statement of operations for the three and six months ended June 30, 2013.

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs, alignment of accounting policies and the related tax effects of the adjustments.  The pro forma revenues exclude the revenues of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  Total revenues of WLAJ-TV which are excluded from the pro forma results above are $1.0 million for the six months ended June 30, 2012.

Other Acquisitions

We acquired five other television stations during the year ended 2012 in three markets.  The initial purchase price allocated includes $45.1 million paid for certain broadcast assets of these stations, less working capital adjustments of $0.7 million, and $4.4 million of non-controlling interests related to, and amounts paid by Deerfield for, the license assets of certain of these stations owned by VIEs that we consolidate.  Additionally, we acquired six television stations during 2013 in five markets, which four of the five markets were acquired from Cox Media Group.  The initial purchase price allocated includes $98.6 million paid for certain broadcast assets of these stations, less working capital adjustments of $5.3 million, and $3.1 million paid by Deerfield for the license assets of certain of these stations owned by VIEs that we consolidate.  We allocated the total purchase price of these within the respective years, as follows (in thousands):

	2013	2012
Prepaid expenses and other current assets	$268	$160
Program contract costs	7,467	1,638
Property and equipment	26,315	16,545
Broadcast licenses	1,536	2,679
Definite-lived intangible assets	34,225	22,546
Accrued liabilities	(1,290)	(1,178)
Program contracts payable	(7,498)	(4,252)
Fair value of identifiable net assets acquired	61,023	38,138
Goodwill	35,367	10,661
Total	$96,390	$48,799

In December 2012, we acquired the license assets of WTTA-TV in Tampa/St. Petersburg, Florida from Bay Television, Inc. (Bay TV). Prior to December 1, 2012, we performed sales, programming and other management services to the station pursuant to an LMA which was terminated upon closing. As discussed in Note 6. Related Person Transactions, our controlling shareholders own a controlling interest in Bay TV. As this was considered a transaction between entities under common control, the acquisition method of accounting was not applied, and the assets acquired were recorded at their historical cost basis and the difference between the purchase price and the historical cost basis of the assets of $23.6 million, net of taxes of $15.6 million, was recorded as a reduction in additional paid-in capital. A substantial portion of the purchase price will be deductible for tax purposes in future periods. Net broadcast revenues and operating income of these stations, included in our consolidated statements of operations were $18.6 million and $4.9 million for the three months ended June 30, 2013, respectively, and $27.5 million and $5.8 million for the six months ended June 30, 2013, respectively.

In conjunction with all acquisitions, we incurred transaction costs of approximately $2.9 million, which are reported in general and administrative expenses in the accompanying consolidated statements of operations, as incurred.  For the three and six months ended June 30, 2013, such costs totaled $0.1 million and $0.5 million, respectively.  For the three and six months ended June 30, 2012, there were $0.2 and $0.5 million, respectively.  These costs were not included in the pro forma amounts above as they are nonrecurring in nature.

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

Network Affiliations

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX), extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which had a program service arrangement with MyNetworkTV, for $2.7 million.  In October 2012, we exercised our option and purchased the assets of WUTB effective June 1, 2013.   As part of this transaction, we also granted options to FTS to purchase the assets of television stations we own in up to three out of four designated markets, which options expired unexercised.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements and we recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX which was paid in the second quarter of 2013.  The $50.0 million asset is being amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $2.2 million and $4.4 million of amortization expense has been recorded in the consolidated statement of operations for the three and six months ended June 30, 2013, respectively.  Approximately $1.1 million of amortization expense has been recorded in the consolidated statement of operations during the three months ended June 30, 2012.  In addition, we are required to pay to FOX programming payments under the terms of the affiliation agreements.  These payments are recorded in station production expenses as incurred.

Pending Acquisitions

In February 2013, we entered into an agreement to purchase the broadcast assets of eighteen television stations owned by Barrington Broadcasting Group, LLC (Barrington) for $370.0 million, less amounts to be paid by third parties, and entered into agreements to operate or provide sales services to another six stations. The twenty-four stations are located in fifteen markets. Also, the Company will sell its station WSYT-TV (FOX) and assign its LMA with WNYS-TV (MNT) in Syracuse, NY to a third party, and sell its station in Peoria IL, WYZZ-TV (FOX) to Cunningham due to FCC conflict ownership rules. The transaction is expected to close in the fourth quarter of 2013 subject to the approval of the FCC and customary antitrust clearance.

In April 2013, we entered into a definitive merger agreement with Fisher Communications, Inc. (Fisher) to acquire Fisher in a merger transaction valued at approximately $373.3 million.  Fisher owns and/or operates twenty television stations in eight markets, plus two simulcasts, and four radio stations in the Seattle market.  In August 2013, the shareholders of Fisher approved the merger agreement and the transaction closed on August 8, 2013.

In June 2013, we entered into a definitive agreement to purchase the stock and broadcast assets of four television stations owned by TTBG LLC (TTBG) located in three markets for $115.4 million.  Also, the Company will assign its right to purchase the license related assets of two of the stations to Deerfield due to FCC conflict ownership rules.  The Company will provide sales and other services to these two Deerfield stations.  The transaction is expected to close in the third quarter of 2013 or early in the fourth quarter 2013, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.

In July 2013, we entered into a definitive agreement to purchase the stock of Perpetual Corporation and the equity interest of Charleston Television, LLC, both owned and controlled by the Allbritton family (Allbritton), for an aggregate purchase price of $985.0 million. The Allbritton stations consist of seven ABC Network affiliates and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington D.C. metropolitan area. The transaction is expected to close in the fourth quarter 2013, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.  The Company expects to fund the purchase price at closing through a bank loan and/or by accessing the capital markets.  Additionally, to comply with FCC local television ownership rules, we expect to sell the license and certain related assets of existing stations in Birmingham, AL - WABM (MNT) and WTTO (CW), Harrisburg/Lancaster/Lebanon/York, PA - WHP (CBS), and Charleston, SC - WMMP (MNT) and to provide sales and other non-programming support services to each of these stations pursuant to customary shared services and joint sales agreements.

4.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

6.125% Senior Unsecured Notes, due 2022

Concurrent with entering into an indenture for the 6.125% Notes in October 2012, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 6.125% Notes for registered securities with the Securities and Exchange Commission (the SEC) by July 8, 2013.  We filed a registration statement on Form S-4 with the SEC on April 4, 2013 which became effective on April 16, 2013.  An exchange offer was launched on May 23, 2013 to exchange the unregistered 6.125% Notes with the holders for 6.125% Notes registered under the Securities Act of 1933.  The exchange offer was completed on June 28, 2013 with 100.0% of the $500.0 million 6.125% Senior Unsecured Notes due 2022 tendered in the exchange offer.

5.375% Senior Unsecured Notes, due 2021

On April 2, 2013, we issued $600.0 million of senior unsecured notes, which bear interest at a rate of 5.375% per annum and mature on April 1, 2021 (the 5.375% Notes), pursuant to an indenture dated April 2, 2013 (the 2013 Indenture).  The 5.375% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on October 1, 2013.  Prior to April 1, 2016, we may redeem the 5.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.375% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2013 Indenture.  Beginning on April 1, 2016, we may redeem some or all of the 5.375% Notes at any time or from time to time at a redemption price set forth in the 2013 Indenture.  In addition, on or prior to April 1, 2016, we may redeem up to 35% of the 5.375% Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 5.375% Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the 5.375% Notes were used to pay down outstanding indebtedness under our bank credit facility. Concurrent with entering into an indenture for the 5.375% Notes in April 2013, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 5.375% Notes for registered securities with the Securities and Exchange Commission (the SEC) by December 28, 2013.  We filed a registration statement on Form S-4 with the SEC on April 4, 2013, which became effective on April 16, 2013.  An exchange offer was launched on May 23, 2013 to exchange the unregistered 5.375% Notes with the holders for 5.375% Notes registered under the Securities Act of 1933.  The exchange offer was completed on June 28, 2013 with 100% of the $600.0 million 5.375% Senior Unsecured Notes due 2021 tendered in the exchange offer.

Bank Credit Agreement

On April 9, 2013, we entered into an amendment and restatement (the Amendment) of our credit agreement (as amended, the Bank Credit Agreement).  Pursuant to the Amendment, we refinanced the existing facility and replaced the existing term loans under the facility with a new $500.0 million term loan A facility (Term Loan A), maturing April 2018 and priced at LIBOR plus 2.25%; and a $400.0 million term loan B facility (Term Loan B), maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.  In addition, we replaced our existing revolving line of credit with a new $100.0 million revolving line of credit maturing April 2018 and priced at LIBOR plus 2.25%.  The proceeds from the term loans, along with cash on hand and/or a draw under the revolving line of credit, will be used to fund future acquisitions. Due to timing related to the closing and funding requirements of the pending acquisitions, approximately $445.0 million of the new Term Loan A will be drawn on a delayed basis.  We also amended certain terms of the Bank Credit Agreement, including increased uncommitted incremental loan capacity, increased television station acquisition capacity and increased flexibility under the restrictive covenants.

We recognized a loss on extinguishment of the old facility, primarily related to the repayment of the previous term loan B with proceeds from the 5.375% Notes, of $16.3 million, consisting of deferred financing costs and debt discount.  Of the financing costs paid in the second quarter of 2013 related to the amendment, $7.3 million was capitalized as deferred financing costs and $4.8 million was charged to interest expense.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (Numerator)
Income from continuing operations	$12,956	$30,134	$29,471	$59,259
Income impact of assumed conversion of the 4.875% Notes, net of taxes	45	45	90	90
Income impact of assumed conversion of the 3.0% Notes, net of taxes	26	—	53	—
Net (income) loss attributable to noncontrolling interests included in continuing operations	(233)	(72)	(106)	213
Numerator for diluted earnings per common share from continuing operations available to common shareholders	12,794	30,107	29,508	59,562
Income (loss) from discontinued operations, net of taxes	5,103	(2)	5,458	(53)
Numerator for diluted earnings available to common shareholders	$17,897	$30,105	$34,966	$59,509

Shares (Denominator)
Weighted-average common shares outstanding	92,083	81,036	86,667	80,944
Dilutive effect of stock settled appreciation rights, restricted stock awards and outstanding stock options	871	4	547	13
Dilutive effect of 4.875% Notes	339	254	339	254
Dilutive effect of 3.0% Notes	311	—	311	—
Weighted-average common and common equivalent shares outstanding	93,604	81,294	87,864	81,211

Potentially dilutive securities representing zero and 1.5 million shares of common stock for the three months ended June 30, 2013 and 2012, respectively, and zero and 1.5 million shares of common stock for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the increase in share price during the quarter ending June 30, 2013.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.4 million and $1.1 million for the three months ended June 30, 2013 and 2012 and $2.5 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.

Bay TV.  In January 1999, we entered into a LMA with Bay TV, which owns the television station WTTA-TV in Tampa / St. Petersburg, Florida market.  Each of our controlling shareholders owned a substantial portion of the equity of Bay TV and collectively had controlling interests.  Payments made to Bay TV were $0.4 million for the three months ended June 30, 2012, and $2.2 million for the six months ended June 30, 2012.

On December 1, 2012, we purchased substantially all of the assets of Bay TV for $40.0 million. Our board of directors obtained a fairness opinion on the purchase price from a third party valuation firm. Concurrent with the acquisition, our LMA with Bay TV was terminated.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively.  We incurred $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

Cunningham Broadcasting Corporation.  As of June 30, 2013, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; and WDBB-TV Birmingham, Alabama (collectively, the Cunningham Stations).

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  As of June 30, 2013, our controlling shareholders own approximately 4.4% of the total capital stock of Cunningham, none of which have voting rights.  The remaining amount of non-voting stock is owned by trusts established for the benefit of the children of our controlling shareholders.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We have options from the trusts, which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham. We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries.

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

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station.  An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility.  The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we are obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase.  The remaining purchase price as of June 30, 2013 was approximately $57.1 million.

Additionally, we reimbursed Cunningham for 100% of its operating costs, and paid Cunningham a monthly payment of $50,000 through December 2012 as an LMA fee.

We made payments to Cunningham under these LMAs and other agreements of $2.6 million and $4.0 million for the three months ended June 30, 2013 and 2012 respectively, and $4.5 million and $7.9 million for the six months ended June 30, 2013 and 2012, respectively.  For the three months ended June 30, 2013 and 2012, Cunningham’s stations provided us with approximately $26.5 million and $24.8 million, respectively, and approximately $51.2 million and $48.1 million for the six months ended June 30, 2013 and 2012, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licenses.  As of June 30, 2013, Cunningham was the sole material third-party licensee.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive. We received payments for advertising time totaling less than $0.1 million for each of the three months ended June 30, 2013 and 2012, and $0.1 million for each of the six months ended June 30, 2013 and 2012.. We paid $0.4 million and $0.8 million for vehicles and related vehicle services from Atlantic Automotive for the three and six months ended June 30, 2013, respectively, and paid $0.4 million and $0.6 million for the three and six months ended June 30, 2012. Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures, and began occupying the space in June 2012.  Atlantic Automotive paid $0.2 million and $0.4 million in rent during the three and six months ended June 30, 2013, respectively. Atlantic Automotive made no rent payments during the six months ended June 30, 2012.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD.  Total rent received under these leases was less than $0.1 million for each of the three months ended June 30, 2013 and 2012. Total rent received under these leases was less than $0.1 million for each of the six months ended June 30, 2013 and 2012. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD. Annual rent under this lease will be approximately $0.2 million once the restaurant is opened in 2013.

Thomas & Libowitz P.A.  Basil A. Thomas, a member of our Board of Directors, is the father of Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis.  We paid fees of $0.5 million and $0.2 million to Thomas & Libowitz for each of the three months ended June 30, 2013 and 2012.  For the six months ended June 30, 2013 and 2012, we paid fees of $1.0 million and $0.5 million, respectively, to Thomas & Libowitz.

7.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Excluding discontinued operations our broadcast segment includes stations in 49 markets located predominately in the eastern, mid-western and southern United States. The operating results of WLAJ-TV and WLWC-TV, which were sold effective January 1, 2013 and April 1, 2013, respectively, are classified as discontinued operations and are not included in our consolidated results of continuing operations for the six months ended June 30, 2013 and 2012. Our other operating divisions consist of sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Our Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $171.5 million and $171.0 million of intercompany loans between the broadcast segment, operating divisions and corporate as of June 30, 2013 and 2012, respectively.  We had $5.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the both three months ended June 30, 2013, and 2012, respectively.   For the six months ended June 30, 2013 and 2012, we had $10.0 million and $9.9 million, respectively, in intercompany interest expense.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the periods presented (in thousands):

For the three months ended June 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$301,316	$12,838	$—	$314,154
Depreciation of property and equipment	14,377	379	349	15,105
Amortization of definite-lived intangible assets and other assets	14,369	1,188	—	15,557
Amortization of program contract costs and net realizable value adjustments	18,656	—	—	18,656
General and administrative overhead expenses	10,230	263	954	11,447
Operating income (loss)	85,312	271	(1,303)	84,280
Interest expense	—	(808)	(44,657)	(45,465)
Income from equity and cost method investments	—	(404)	—	(404)
Assets	2,659,847	96,928	586,618	3,343,393

For the three months ended June 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$238,925	$12,149	$—	$251,074
Depreciation of property and equipment	11,424	327	383	12,134
Amortization of definite-lived intangible assets and other assets	8,978	1,016	—	9,994
Amortization of program contract costs and net realizable value adjustments	15,169	—	—	15,169
General and administrative overhead expenses	6,704	304	505	7,513
Operating income (loss)	72,827	(37)	(901)	71,889
Interest expense	—	(701)	(28,619)	(29,320)
Income from equity and cost method investments	—	5,148	—	5,148

For the six months ended June 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$572,472	$24,300	$—	$596,772
Depreciation of property and equipment	28,161	848	691	29,700
Amortization of definite-lived intangible assets and other assets	29,238	2,321	—	31,559
Amortization of program contract costs and net realizable value adjustments	37,517	—	—	37,517
General and administrative overhead expenses	20,359	560	1,778	22,697
Operating income (loss)	150,442	(37)	(2,469)	147,936
Interest expense	—	(1,539)	(81,623)	(83,162)
Income from equity and cost method investments	—	(1,456)	—	(1,456)
Assets	2,659,847	96,928	586,618	3,343,393

For the six months ended June 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$447,351	$26,097	$—	$473,448
Depreciation of property and equipment	19,904	735	766	21,405
Amortization of definite-lived intangible assets and other assets	13,465	2,348	—	15,813
Amortization of program contract costs and net realizable value adjustments	29,269	—	—	29,269
General and administrative overhead expenses	14,608	915	1,357	16,880
Operating income (loss)	134,630	(710)	(2,137)	131,783
Interest expense	—	(1,555)	(55,152)	(56,707)
Income from equity and cost method investments	—	6,424	—	6,424

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

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
9.25% Senior Second Lien Notes due 2017	$491,297	$531,565	$490,517	$552,500
8.375% Senior Notes due 2018	235,034	257,720	234,853	265,886
6.125% Senior Unsecured Notes due 2022	500,000	502,815	500,000	533,125
5.375% Senior Unsecured Notes due 2021	600,000	576,000	—	—
Term Loan A	55,000	54,897	263,875	262,556
Term Loan B	399,000	397,504	580,850	589,125
Deerfield Bank Credit Facility	25,368	25,594	19,950	19,950

Not included in the table above are the fair values and carrying values for our 4.875% Notes and 3.0% Notes, which we believe their fair values approximate their carrying values based on discounted cash flows using Level 3 inputs described above.

Additionally, Cunningham, one of our consolidated VIEs has investments in marketable securities which are recorded at fair value using Level 1 inputs described above. As of June 30, 2013 and December 31, 2012, $8.7 million and $6.4 million, respectively, were included in other assets in our consolidated balance sheets.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 8.375% Notes and the 9.25% Notes. Our Class A Common Stock, Class B Common Stock, the 4.875% Notes and the 3.0% Notes, as of June 30, 2013, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 9.25% Notes and the 8.375% Notes.  As of June 30, 2013, our consolidated total debt of $2,449.2 million included $2,359.0 million of debt related to STG and its subsidiaries of which SBG guaranteed $2,305.7 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$517,227	$6,390	$27,195	$—	$550,812
Accounts and other receivables	63	432	204,706	6,700	(1,070)	210,831
Other current assets	(197)	7,395	31,099	8,941	(1,960)	45,278
Total current assets	(134)	525,054	242,195	42,836	(3,030)	806,921

Property and equipment, net	5,632	9,964	335,456	114,496	(10,734)	454,814

Investment in consolidated subsidiaries	340,967	1,703,612	4,179	—	(2,048,758)	—
Restricted cash — long-term	—	33,636	223	—	—	33,859
Other long-term assets	81,472	410,344	58,363	122,514	(473,057)	199,636
Total other long-term assets	422,439	2,147,592	62,765	122,514	(2,521,815)	233,495

Goodwill and other intangible assets	—	—	1,768,272	166,240	(86,349)	1,848,163

Total assets	$427,937	$2,682,610	$2,408,688	$446,086	$(2,621,928)	$3,343,393

Accounts payable and accrued liabilities	$490	$41,187	$84,735	$12,427	$(226)	$138,613
Current portion of long-term debt	518	4,621	903	13,052	—	19,094
Current portion of affiliate long-term debt	1,214	—	964	605	(605)	2,178
Other current liabilities	2,638	—	57,064	8,377	(1,676)	66,403
Total current liabilities	4,860	45,808	143,666	34,461	(2,507)	226,288

Long-term debt	12,324	2,276,353	36,226	82,777	—	2,407,680
Affiliate long-term debt	5,633	—	14,587	277,835	(277,835)	20,220
Other liabilities	26,401	6,476	511,743	115,137	(356,560)	303,197
Total liabilities	49,218	2,328,637	706,222	510,210	(636,902)	2,957,385

Common stock	997	—	10	—	(10)	997
Additional paid-in capital	1,088,639	261,323	1,005,263	54,119	(1,320,705)	1,088,639
Accumulated (deficit) earnings	(705,846)	96,103	700,232	(127,425)	(668,910)	(705,846)
Accumulated other comprehensive (loss) income	(5,071)	(3,453)	(3,039)	1,893	4,599	(5,071)
Total Sinclair Broadcast Group equity (deficit)	378,719	353,973	1,702,466	(71,413)	(1,985,026)	378,719
Noncontrolling interests in consolidated subsidiaries	—	—	—	7,289	—	7,289
Total liabilities and equity (deficit)	$427,937	$2,682,610	$2,408,688	$446,086	$(2,621,928)	$3,343,393

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,230	$199	$15,436	$—	$22,865
Accounts and other receivables	152	907	175,837	7,622	(622)	183,896
Other current assets	2,821	2,342	56,522	9,028	(3,383)	67,330
Assets held for sale	—	—	30,357	—	—	30,357
Total current assets	2,973	10,479	262,915	32,086	(4,005)	304,448

Property and equipment, net	6,315	8,938	321,873	113,454	(10,867)	439,713

Investment in consolidated subsidiaries	—	1,636,504	1,956	—	(1,638,460)	—
Restricted cash — long term	—	2	223	—	—	225
Other long-term assets	84,055	375,687	60,114	112,757	(429,862)	202,751
Total other long-term assets	84,055	2,012,193	62,293	112,757	(2,068,322)	202,976

Goodwill and other intangible assets	—	—	1,706,646	153,961	(78,047)	1,782,560

Total assets	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

Accounts payable and accrued liabilities	$326	$61,165	$83,049	$9,379	$(102)	$153,817
Current portion of long-term debt	483	31,113	800	15,226	—	47,622
Current portion of affiliate long-term debt	1,102	—	602	433	(433)	1,704
Other current liabilities	—	—	96,288	8,871	(3,099)	102,060
Liabilities held for sale	—	—	2,397	—	—	2,397
Total current liabilities	1,911	92,278	183,136	33,909	(3,634)	307,600

Long-term debt	12,502	2,088,586	36,705	73,073	—	2,210,866
Affiliate long-term debt	6,303	—	6,884	267,521	(267,521)	13,187
Dividends in excess of investment in consolidated subsidiaries	178,869	—	—	—	(178,869)	—
Other liabilities	10,708	2,509	491,845	103,007	(309,972)	298,097
Total liabilities	210,293	2,183,373	718,570	477,510	(759,996)	2,829,750

Common stock	812	—	10	—	(10)	812
Additional paid-in capital	600,928	(175,973)	1,084,302	64,096	(972,425)	600,928
Accumulated (deficit) earnings	(713,697)	27,597	553,777	(147,299)	(434,075)	(713,697)
Accumulated other comprehensive (loss) gain	(4,993)	(3,387)	(2,932)	1,054	5,265	(4,993)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(116,950)	(151,763)	1,635,157	(82,149)	(1,401,245)	(116,950)
Noncontrolling interests in consolidated subsidiaries	—	—	—	16,897	—	16,897
Total liabilities and equity (deficit)	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$297,175	$33,515	$(16,536)	$314,154

Program and production	—	63	87,474	9,031	(10,874)	85,694
Selling, general and administrative	954	10,211	52,151	6,552	(5,124)	64,744
Depreciation, amortization and other operating expenses	348	630	56,004	16,566	5,888	79,436
Total operating expenses	1,302	10,904	195,629	32,149	(10,110)	229,874

Operating (loss) income	(1,302)	(10,904)	101,546	1,366	(6,426)	84,280

Equity in earnings of consolidated subsidiaries	18,227	62,525	(30)	—	(80,722)	—
Interest expense	(389)	(42,758)	(1,224)	(6,302)	5,208	(45,465)
Other income (expense)	1,077	(11,069)	(5,436)	5,163	(5,940)	(16,205)
Total other income (expense)	18,915	8,698	(6,690)	(1,139)	(81,454)	(61,670)

Income tax benefit (provision)	213	22,992	(32,297)	(562)	—	(9,654)
Income from discontinued operations	—	5,013	90	—	—	5,103
Net income (loss)	17,826	25,799	62,649	(335)	(87,880)	18,059
Net income attributable to the noncontrolling interests	—	—	—	(233)	—	(233)
Net income (loss) attributable to Sinclair Broadcast Group	$17,826	$25,799	$62,649	$(568)	$(87,880)	$17,826
Comprehensive income (loss)	$18,020	$25,759	$62,649	$(568)	$(87,840)	$18,020

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$239,243	$14,141	$(2,310)	$251,074

Program and production	—	5	64,907	83	(2,399)	62,596
Selling, general and administrative	518	11,932	35,854	896	(106)	49,094
Depreciation, amortization and other operating expenses	383	313	54,320	12,617	(138)	67,495
Total operating expenses	901	12,250	155,081	13,596	(2,643)	179,185

Operating (loss) income	(901)	(12,250)	84,162	545	333	71,889

Equity in earnings of consolidated subsidiaries	30,365	54,217	—	—	(84,582)	—
Interest expense	(318)	(26,953)	(1,185)	(6,055)	5,191	(29,320)
Other income (expense)	723	293	22	4,953	(128)	5,863
Total other income (expense)	30,770	27,557	(1,163)	(1,102)	(79,519)	(23,457)

Income tax benefit (provision)	191	10,417	(27,770)	(1,136)	—	(18,298)
(Loss) income from discontinued operations	—	(67)	65	—	—	(2)
Net income (loss)	30,060	25,657	55,294	(1,693)	(79,186)	30,132
Net income attributable to the noncontrolling interests	—	—	—	(72)	—	(72)
Net income (loss) attributable to Sinclair Broadcast Group	$30,060	$25,657	$55,294	$(1,765)	$(79,186)	$30,060
Comprehensive income (loss)	$30,217	$25,743	$55,294	$(1,765)	$(79,272)	$30,217

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$567,722	$57,432	$(28,382)	$596,772

Program and production	—	95	170,174	14,619	(18,761)	166,127
Selling, general and administrative	1,778	20,128	103,354	12,241	(9,569)	127,932
Depreciation, amortization and other operating expenses	690	929	118,107	31,547	3,504	154,777
Total operating expenses	2,468	21,152	391,635	58,407	(24,826)	448,836

Operating (loss) income	(2,468)	(21,152)	176,087	(975)	(3,556)	147,936

Equity in earnings of consolidated subsidiaries	36,076	109,242	(60)	—	(145,258)	—
Interest expense	(700)	(77,992)	(2,338)	(12,489)	10,357	(83,162)
Other income (expense)	2,033	(3,631)	(12,724)	3,906	(6,384)	(16,800)
Total other income (expense)	37,409	27,619	(15,122)	(8,583)	(141,285)	(99,962)

Income tax (provision) benefit	(118)	30,978	(51,031)	1,668	—	(18,503)
Income from discontinued operations	—	4,955	503	—	—	5,458
Net income (loss)	34,823	42,400	110,437	(7,890)	(144,841)	34,929
Net income attributable to the noncontrolling interests	—	—	—	(106)	—	(106)
Net income (loss) attributable to Sinclair Broadcast Group	$34,823	$42,400	$110,437	$(7,996)	$(144,841)	$34,823
Comprehensive income (loss)	$34,851	$42,322	$110,437	$(7,996)	$(144,763)	$34,851

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$447,989	$29,815	$(4,356)	$473,448

Program and production	—	13	126,392	159	(4,171)	122,393
Selling, general and administrative	1,371	25,563	65,355	2,091	(207)	94,173
Depreciation, amortization and other operating expenses	766	664	96,817	27,128	(276)	125,099
Total operating expenses	2,137	26,240	288,564	29,378	(4,654)	341,665

Operating (loss) income	(2,137)	(26,240)	159,425	437	298	131,783

Equity in earnings of consolidated subsidiaries	60,556	106,078	—	—	(166,634)	—
Interest expense	(658)	(51,717)	(2,404)	(12,299)	10,371	(56,707)
Other income (expense)	1,323	10	45	6,154	(257)	7,275
Total other income (expense)	61,221	54,371	(2,359)	(6,145)	(156,520)	(49,432)

Income tax benefit (provision)	335	18,542	(49,005)	7,036	—	(23,092)
(Loss) income from discontinued operations	—	(134)	81	—	—	(53)
Net income (loss)	59,419	46,539	108,142	1,328	(156,222)	59,206
Net loss attributable to the noncontrolling interests	—	—	—	213	—	213
Net income (loss) attributable to Sinclair Broadcast Group	$59,419	$46,539	$108,142	$1,541	$(156,222)	$59,419
Comprehensive income	$59,395	$46,728	$108,142	$1,541	$(156,411)	$59,395

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(30,295)	$(107,075)	$187,733	$7,027	$(4,020)	$53,370
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,112)	(14,484)	(1,570)	—	(17,166)
Payments for acquisitions of television stations	—	—	(96,160)	—	—	(96,160)
Payments for acquisitions in other operating divisions	—	—	—	(4,650)	—	(4,650)
Purchase of alarm monitoring contracts	—	—	—	(6,284)	—	(6,284)
Proceeds from sale of broadcast assets	—	—	27,992	—	—	27,992
Decrease in restricted cash	—	(33,634)	—	—	—	(33,634)
Other, net	711	—	173	12,245	(9,863)	3,266
Net cash flows (used in) from investing activities	711	(34,746)	(82,479)	(259)	(9,863)	(126,636)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,148,500	—	13,844	—	1,162,344
Repayments of notes payable, commercial bank financing and capital leases	(234)	(984,755)	(372)	(6,363)	—	(991,724)
Proceeds from the sale of common stock	472,400	—	—	—	—	472,400
Dividends paid on Class A and Class B Common Stock	(27,210)	—	(2)	—	240	(26,972)
Increase (decrease) in intercompany payables	(416,440)	504,822	(98,340)	(3,685)	13,643	—
Other, net	1,068	(16,749)	(349)	1,195	—	(14,835)
Net cash flows (used in) from financing activities	29,584	651,818	(99,063)	4,991	13,883	601,213

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	509,997	6,191	11,759	—	527,947
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$517,227	$6,390	$27,195	$—	$550,812

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$1,450	$(50,204)	$119,977	$9,421	$(369)	$80,275
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,373)	(14,463)	(1,637)	—	(18,473)
Payments for acquisitions of television stations	—	—	(590,887)	—	—	(590,887)
Purchase of alarm monitoring contracts	—	—	—	(5,627)	—	(5,627)
Decrease in restricted cash	—	58,500	—	—	—	58,500
Other, net	812	(166)	38	(593)	—	91
Net cash flows (used in) from investing activities	812	55,961	(605,312)	(7,857)	—	(556,396)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	537,275	—	17,859	—	555,134
Repayments of notes payable, commercial bank financing and capital leases	(202)	(20,164)	(270)	(12,708)	—	(33,344)
Dividends paid on Class A and Class B Common Stock	(19,461)	—	—	—	257	(19,204)
Payments for deferred financing costs	—	(6,702)	—	—	—	(6,702)
Increase (decrease) in intercompany payables	17,610	(512,249)	486,505	8,022	112	—
Other, net	(209)	—	(981)	(462)	—	(1,652)
Net cash flows (used in) from financing activities	(2,262)	(1,840)	485,254	12,711	369	494,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,917	(81)	14,275	—	18,111
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$4,105	$232	$26,741	$—	$31,078

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statement of Operations Data:
Net broadcast revenues (a)	$279,270	$217,582	$532,195	$408,470
Revenues realized from station barter arrangements	22,047	21,343	40,277	38,881
Other operating divisions revenues	12,837	12,149	24,300	26,097
Total revenues	314,154	251,074	596,772	473,448

Station production expenses	85,694	62,596	166,127	122,393
Station selling, general and administrative expenses	53,297	41,581	105,235	77,293
Expenses recognized from station barter arrangements	19,382	19,695	35,396	35,819
Amortization of program contract costs and net realizable value adjustments	18,656	15,169	37,517	29,269
Depreciation and amortization expenses (b)	30,662	22,128	61,259	37,218
Other operating divisions expenses	10,736	10,503	20,605	22,793
Corporate general and administrative expenses	11,447	7,513	22,697	16,880
Operating income	84,280	71,889	147,936	131,783

Interest expense and amortization of debt discount and deferred financing costs	(45,465)	(29,320)	(83,162)	(56,707)
Loss from extinguishment of debt	(16,283)	—	(16,283)	(335)
Income from equity and cost method investees	(404)	5,148	(1,456)	6,424
Other income, net	482	715	939	1,186
Income from continuing operations before income taxes	22,610	48,432	47,974	82,351
Income tax provision	(9,654)	(18,298)	(18,503)	(23,092)
Income from continuing operations	12,956	30,134	29,471	59,259

Income (loss) from discontinued operations, net of taxes	5,103	(2)	5,458	(53)
Net income	18,059	30,132	34,929	59,206
Net (income) loss attributable to the noncontrolling interests	(233)	(72)	(106)	213
Net income attributable to Sinclair Broadcast Group	$17,826	$30,060	$34,823	$59,419

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.14	$0.37	$0.34	$0.73
Basic earnings per share	$0.19	$0.37	$0.40	$0.73
Diluted earnings per share from continuing operations	$0.14	$0.37	$0.34	$0.73
Diluted earnings per share	$0.19	$0.37	$0.40	$0.73

	June 30, 2013	December 31, 2012

Balance Sheet Data:
Cash and cash equivalents	$550,812	$22,865
Total assets	$3,343,393	$2,729,697
Total debt (c)	$2,449,172	$2,273,379
Total equity (deficit)	$386,008	$(100,053)

a)             Net broadcast revenues are defined as broadcast revenues, net of agency commissions.

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

Executive Overview — financial events since March 31, 2013.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2013 and 2012, including comparisons between quarters and expectations for the three months ended September 30, 2013.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and six months ended June 30, 2013.

EXECUTIVE OVERVIEW

Second Quarter 2013 Events

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

•                  In April 2013, we filed a registration statement on Form S-4 with the SEC to register the 6.125% Senior Unsecured Notes due 2022 (the 6.125% Notes) and the 5.375% Notes.  An exchange offer was launched on May 23, 2013 to exchange the unregistered notes for notes registered under the Securities Act of 1933.  The exchange offer was completed on June 28, 2013 with 100.0% of the 6.125% Notes and 5.375% Notes tendered;

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

•                  In April 2013, we commenced a public offering of 18.0 million shares of Class A common stock.  The offering was priced at $27.25 per share on May 1, 2013 and closed on May 7, 2013.  Net proceeds of $472.4 million are intended to fund pending and future potential television station acquisitions and for general corporate purposes;

•                  Effective May 1, 2013, we completed the acquisition of certain stock and/or broadcast assets of four television stations, located in four markets, owned by Cox Media Group for $99.0 million, less $4.3 million of working capital adjustments, and less $0.4 million paid by Deerfield for the purchase of the license assets of one other station for which we will operate pursuant to shared services and joint sales agreements;

•                  In June 2013, we entered into a definitive agreement to purchase the stock and broadcast assets of four television stations owned by TTBG LLC (TTBG) located in three markets for $115.4 million.  Also, the Company will assign its right to purchase the license related assets of two of the stations to Deerfield due to FCC conflict ownership rules.  The Company will provide sales and other services to these two Deerfield stations.  The transaction is expected to close in the third quarter of 2013 or early in the fourth quarter 2013, subject to approval of the FCC, antitrust clearance, and other customary closing conditions; and

•                  In June 2013, we acquired the assets of Dielectric from SPX Corporation, for an immaterial purchase price.  Dielectric is the nation’s largest manufacturer of broadcast television, radio and wireless antennas, transmission lines, and RF systems.

Other Events

•                  In July 2013, we entered into a definitive agreement to purchase the stock of Perpetual Corporation and the equity interest of Charleston Television, LLC, both owned and controlled by the Allbritton family (Allbritton), for an aggregate purchase price of $985.0 million. The Allbritton stations consist of seven ABC network affiliated television stations and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington D.C. metropolitan area. The transaction is expected to close in the fourth quarter 2013, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.  The Company expects to fund the purchase price at closing through a bank loan and/or by accessing the capital markets.  Additionally, to comply with FCC local television ownership rules, we expect to sell the license and certain related assets of existing stations in Birmingham, AL - WABM (MNT) and WTTO (CW), Harrisburg/Lancaster/Lebanon/York, PA - WHP (CBS), and Charleston, SC - WMMP (MNT) and to provide sales and other non-programming support services to each of these stations pursuant to customary shared services and joint sales agreements.

•                  In August 2013, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on September 13, 2013, to the holders of record at the close of business on August 30, 2013;

•                  In April 2013, we entered into a definitive merger agreement with Fisher Communications, Inc. (Fisher) to acquire Fisher in a merger transaction valued at approximately $373.3 million.  Fisher owns twenty television stations in eight markets, plus two simulcasts, and four radio stations in the Seattle market.  In August 2013, the shareholders of Fisher approved the merger agreement and the transaction closed on August 8, 2013.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Newport Television (Newport) as of December 1, 2012 (acquisition date), Cox Media Group (Cox) as of May 1, 2013 (acquisition date) and six other television stations during the year ended 2012 and 2013 are included in our results of our continuing operations for the three months ended June 30, 2013.  Our results of our continuing operations for the six months ended June 30, 2013 include the acquisitions listed above and Freedom as of April 1, 2012 (acquisition date).  In 2012, we determined that the operating results of WLAJ-TV and WLWC-TV, should be classified as discontinued operations and therefore the results are not included in our consolidated results of continuing operations for the three and six months ended June 30, 2013 and 2012.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2013 and 2012 refer to the three months ended June 30, 2013 and 2012, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30, and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating divisions and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Percent Change		2013	2012	Percent Change
Local revenues:
Non-political	$218.5	$159.1	37.3%		$420.0	$310.4	35.3%
Political	0.2	1.8		(a)	0.2	2.4		(a)
Total local	218.7	160.9	35.9%		420.2	312.8	34.3%
National revenues:
Non-political	59.3	47.1	25.9%		109.9	83.1	32.3%
Political	1.3	9.6		(a)	2.1	12.6		(a)
Total national	60.6	56.7	6.9%		112.0	95.7	17.0%
Total net broadcast revenues	$279.3	$217.6	28.4%		$532.2	$408.5	30.3%

(a)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $61.6 million when comparing the second quarter 2013 to the same period in 2012, of which $50.0 million was related to stations acquired after the second quarter of 2012.  The remaining increase for the three months period, is primarily due to an increase in retransmission revenues from multichannel video programming distributors (MVPD).  Advertising revenues, excluding stations acquired after the second quarter of 2012 decreased as a result of lower political revenues.  This decrease was partially offset by increases in the automotive, services, retail, furniture, and food-grocery sectors. Excluding the stations acquired after the second quarter of 2012, automotive, which typically is our largest category, represented 24.3% of net time sales for the three months ended June 30, 2013.  Net broadcast revenues increased $123.7 million when compared to the six months ended June 30, 2013 to the same period in 2012, of which $86.0 million was related to acquired stations not included in the same period in 2012. The remaining increase for the six months period, is primarily due to an increase in retransmission revenues from MVPDs.  Advertising revenues, excluding stations acquired after the second quarter of 2012 decreased in the political, schools, and restaurant sectors.  These decreases were partially offset by increases in the automotive, direct response, furniture and telecommunications sectors. Excluding the stations acquired after the second quarter of 2012, automotive, which typically is our largest category, represented 24.1% of net time sales for the six months ended June 30, 2013.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended June 30,		Net Time Sales Percent	Percent of Net Time Sales for the Six months ended June 30,		Net Time Sales Percent
	Stations (a)	2013	2012	Change	2013	2012	Change
FOX	26	32.9%	37.2%	4.5%	32.9%	39.9%	2.7%
ABC	11	16.9%	19.5%	2.8%	16.7%	18.7%	10.8%
MyNetworkTV	21	11.1%	12.4%	5.2%	11.0%	13.4%	2.8%
The CW	15	10.7%	10.9%	15.7%	10.8%	11.6%	15.4%
CBS	11	21.2%	18.9%	32.7%	22.1%	15.2%	81.9%
NBC	5	5.6%	0.4%	1431.2%	4.9%	0.5%	1114.1%
Digital	(b)	1.3%	0.6%	123.0%	1.3%	0.6%	179.4%
Other	2	0.3%	0.1%	717.3%	0.3%	0.1%	399.0%
Total	91

(a)         During the six months ended June 30, 2013, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 6 stations with the following network affiliation or program service arrangements: FOX (2 stations in the second quarter), NBC (2 stations in the second quarter) and MyNetworkTV (2 station in the second quarter).  During 2012, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 20 stations with the following network affiliation or program service arrangements: CBS (five stations in the second quarter and two stations in the fourth quarter), NBC (two stations in the fourth quarter), FOX (four stations in the fourth quarter), ABC (one station in the second quarter and one station in the fourth quarter), CW (one station in the second quarter and two stations in the fourth quarter), MyNetworkTV (one station in the fourth quarter), Other (one station in the fourth quarter). We reclassified the results of operations of WLAJ-TV, an ABC station acquired in the second quarter and WLWC-TV, a CW station acquired in the first quarter, as discontinued operations as discussed in Note 1. Summary of Significant Accounting Policies and therefore the net time sales of WLAJ-TV and WLWC-TV are not included in the percentages above and are excluded from the number of stations.

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

Political Revenues.  Political revenues decreased by $9.9 million to $1.5 million for the second quarter 2013 when compared to the same period in 2012.  For the six months ended June 30, 2013, political revenues decreased by $12.6 million to $2.4 million when compared to the same period in 2012.  Political revenues are typically higher in election years such as 2012.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $59.4 million for the second quarter 2013 when compared to the same period in 2012, of which $39.4 million was related to the stations acquired after the second quarter of 2012. Excluding political revenues, our local broadcast revenues were up $109.6 million for the six months ended June 30, 2013 compared to the same period in 2012, of which $67.5 million related to the acquired stations not included in the same period in 2012. The remaining increase, for both the three and six month periods, is primarily due to an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues, excluding stations acquired after the first quarter of 2012, due to a decline in advertising revenues from the restaurants, schools and services sectors partially offset by an increase in the automotive sector and a change in networks for the Super Bowl programming from NBC to CBS.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $12.2 million for the second quarter 2013 when compared to the same period in 2012, of which $10.2 million was related to the stations acquired after the second quarter of 2012. For the six months ended June 30, 2013, when compared to the same period in 2012, our national broadcast revenues, excluding political revenues, were up $26.7 primarily due to the acquired stations not included in the same period in 2012.  Advertising revenues, excluding political and excluding stations acquired after the first quarter of 2012, decreased in the services, paid programs and travel / leisure sectors and increased in the media, restaurants, telecommunications and automotive sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change			Percent Change
	2013	2012	Increase	2013	2012	Increase

Station production expenses	$85.7	$62.6	36.9%	$166.1	$122.4	35.7%
Station selling, general and administrative expenses	$53.3	$41.6	28.1%	$105.2	$77.3	36.1%
Amortization of program contract costs and net realizable value adjustments	$18.7	$15.2	23.0%	$37.5	$29.3	28.0%
Corporate general and administrative expenses	$10.2	$6.7	52.2%	$20.4	$14.6	39.7%
Depreciation and amortization expenses	$28.7	$20.4	40.7%	$57.4	$33.4	71.8%

Station production expenses.  Station production expenses increased $23.1 million during the second quarter of 2013 as compared to the same period in 2012, of which $15.4 million related to the stations acquired after the second quarter of 2012.  Station production expenses increased $43.7 million during the six months ended June 30, 2013 as compared to the same period in 2012, of which $36.2 million related to stations not included in the same period in 2012, offset by $7.8 million in management expenses included in the same period in 2012.  The remaining increases for both the three and six month periods are primarily due to an increase in fees pursuant to network affiliation agreements, partially offset by a decrease in rating service fees.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $11.7 million during the second quarter 2013 compared to the same period in 2012, of which $10.5 million related to the stations acquired after the second quarter of 2012. Station selling, general and administrative expenses increased $27.9 million for the six months ended June 30, 2013 compared to the same period in 2012, of which $25.5 million related to the acquired stations not included in the same period in 2012.  The remaining increases for both the three and six month periods are primarily due to an increase in compensation expense.

We expect station production and station selling, general and administrative expenses in third quarter 2013 to increase compared to second quarter 2013.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $3.5 million during the second quarter of 2013 compared to the same period in 2012, of which $2.2 million related to stations acquired after the second quarter of 2012.  The amortization of program contract costs increased $8.2 million for the six months ended June 30, 2013 compared to the same period in 2012, of which $4.9 million related to acquired stations not included in the same period in 2012. The remaining increase is due to higher programming costs, which result in higher contract cost amortization.  We expect program contract amortization to increase in third quarter of 2013 compared to second quarter of 2013 due to cyclicality.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $8.3 million during the second quarter of 2013 compared to the same period in 2012, which was primarily caused by stations acquired after the second quarter of 2012.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $24.0 million for the six months ended June 30, 2013 compared to the same period in 2012, of which $17.7 million related to acquired stations not included in the same period in 2012.  The remaining increase is due to the extension of certain network affiliation agreements.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $0.7 million to $12.8 million during the second quarter 2013 compared to $12.1 million during the same period in 2012.  For the six months ended June 30, 2013, revenues for our other operating divisions decreased $1.8 million to $24.3 million compared to $26.1 million during the same period in 2012.  Expenses of our other operating divisions include operating expenses, depreciation and amortization and applicable other income (expense)

items such as interest expense, increased $0.2 million to $10.7 million during the second quarter 2013 compared to $10.5 million during the same period in 2012.  For the six months ended June 30, 2013, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense, decreased $2.2 million to $20.6 million compared to $22.8 million during the same period in 2012.  The decreases in both revenue and expenses relate primarily to slight decreases in revenue of several investments in other operating divisions.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations.  During the three months ended June 30, 2013, we recorded a loss of $0.8 million related to our real estate ventures, and income of $0.4 million related to certain private investment funds.  During the six months ended June 30, 2012, we recorded a loss of $2.2 million related to our real estate ventures and income of $0.8 million related to certain private investment funds, partially offset by a $0.4 million impairment charge related to one of the investments within one of the funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change (Increase/			Percent Change (Increase/
	2013	2012	(Decrease))	2013	2012	(Decrease))
Corporate general and administrative expenses	$1.0	$0.5	100%	$1.8	$1.4	28.6%
Interest expense	$44.7	$28.6	56.3%	$81.6	$55.2	47.8%
Loss from extinguishment of debt	$16.3	$—	100.0%	$16.3	$(0.3)	547%
Income tax provision	$(9.7)	$(18.3)	(47.0)%	$(18.5)	$(23.1)	(19.9)%

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The explanation that follows combines the corporate general and administrative expenses found in the Broadcast Segment section with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other operating divisions which are included in our discussion of expenses in the Other Operating Divisions section.

Corporate general and administrative expenses increased by $4.0 million and $6.2 million for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.  This is primarily due to an increase in transaction costs due to our recent acquisitions, higher compensation costs including an increase in employee incentive / performance bonuses and higher stock-based compensation expense.

We expect corporate general and administrative expenses to decrease slightly in the third quarter of 2013 compared to second quarter of 2013.

Interest expense.  Interest expense has increased primarily due to the issuance of $500 million of 6.125% Notes, in the fourth quarter of 2012, and the issuance of $600.0 million of 5.375% Notes in the second quarter of 2013, and due to $4.8 million of non-capitalizable financing costs related to the amendment of our credit agreement.  See Liquidity and Capital Resources for more information.

Loss from extinguishment of debt. During the second quarter of 2013, we recognized a loss on extinguishment of debt of $16.3 million related to the amendment and restatement of our Bank Credit Agreement.  During the six months ended June 30, 2012, we drew down on our incremental borrowing for the Four Points acquisition and wrote off a portion of our deferred financing costs and discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

Income tax (provision) benefit.  The effective tax rate for the three months ended June 30, 2013 including the effects of the noncontrolling interest was a provision of 43.1% as compared to a provision of 37.8% during the same period in 2012.  The increase in the effective tax rate for the three months ended June 30, 2013 as compared to the same period in 2012 is primarily due to greater state income tax reserves related to an ongoing audit.

The effective tax rate for the six months ended June 30, 2013 including the effects of the noncontrolling interest was a provision of 38.7% as compared to a provision of 28.0% during the same period in 2012.  The increase in the effective tax rate for the six months ended June 30, 2013 as compared to the same period in 2012 is primarily due to a 2012 release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham as the weight of all available evidence supported realization of the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $550.8 million in cash and cash equivalent balances and net working capital of approximately $582.3 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of June 30, 2013, we had $100 million of borrowing capacity available on our Revolving Credit Facility.

In May 2013, we issued 18.0 million shares of Class A Common Stock for net proceeds of $472.4 million.  The net proceeds are currently held in cash and cash equivalent balances to be used to fund pending acquisitions in the third quarter 2013.

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

We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and general uncommitted incremental term loan capacity of $500.0 million will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  We anticipate raising additional funds for our pending acquisitions.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net cash flows from operating activities	$3.7	$12.8	$53.4	$80.3

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(9.7)	$(11.7)	$(17.2)	$(18.5)
Payments for acquisition of television stations	(96.2)	(385.3)	(96.2)	(590.9)
Payments for acquisitions in other operating divisions	(4.7)	—	(4.7)	—
Purchase of alarm monitoring contracts	(4.3)	(2.6)	(6.3)	(5.7)
Proceeds from sale of broadcast assets	13.7	—	28.0	—
(Increase) decrease in restricted cash	(8.7)	38.5	(33.6)	58.5
Other, net	(1.8)	5.7	3.4	0.2
Net cash flows used in from investing activities	$(111.7)	$(355.4)	$(126.6)	$(556.4)
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$1,061.2	$370.7	$1,162.4	$555.1
Repayments of notes payable, commercial bank financing and capital leases	(879.1)	(9.8)	(991.7)	(33.3)
Proceeds from the sale of common stock	472.4	—	472.4	—
Dividends paid on Class A and Class B Common Stock	(14.9)	(9.6)	(27.0)	(19.2)
Other, net	(6.6)	(4.6)	(14.9)	(8.4)
Net cash flows from financing activities	$633.0	$346.7	$601.2	$494.2

Operating Activities

Net cash flows from operating activities increased during the second quarter 2013 compared to the same period in 2012.  This is primarily due to lower interest payments, a decrease in tax payments, and receipt of more cash from customers, net of cash payments to vendors, offset by higher program payments.

Net cash flows from operating activities decreased during the six months ended June 30, 2013 compared to the same period in 2012.  During 2013, we paid higher interest and program payments, as well as an increase in tax payments, partially offset by the receipt of more cash from customers, net of cash payments to vendors.

Investing Activities

Net cash flows used in investing activities decreased during the second quarter of 2013 compared to the same period in 2012.  This decrease is primarily due to $385.3 million in payments for acquisitions of television stations from Freedom in the second quarter of 2012, compared to the $96.2 million in payments for acquisitions of television stations from Cox in the second quarter of 2013.  In the second quarter 2013, we paid escrow deposits of $11.5 million related to the pending acquisitions of TTBG.  During the second quarter 2013, $5.0 million of restricted cash was used to fund the acquisition of the Cox stations.  In second quarter 2012, $38.5 million of restricted cash was used to fund the acquisition of the Freedom stations.  This decrease was partially offset by proceeds from the sale of the assets of WLWC-TV.

Net cash flows used in investing activities decreased during the six months ended June 30, 2013 compared to the same period in 2012.  This decrease is primarily due to $590.9 million in payments for acquisitions of television stations from Four Points and Freedom during 2012, compared to the $96.2 million in payments for acquisitions of television stations from Cox in the second quarter of 2013.  During 2013, we paid escrow deposits of $33.6 million primarily relating to the pending acquisitions of Barrington, and TTBG.  During 2013, $5.0 million of unrestricted cash was funded and used to fund the acquisition of the Cox stations.  During 2012, $58.5 million of restricted cash was used to fund the acquisition of the Four Points and Freedom stations.  This decrease was partially offset by proceeds from the sale of the assets of WLAJ-TV and WLWC-TV.

Financing Activities

Net cash flows from financing activities increased in the second quarter 2013 compared to the same period in 2012.  During the second quarter 2013, we issued $600.0 million of 5.375% notes, drew $55.0 million of a new Term Loan A, drew $500.0 million of a new Term Loan B, and issued 18.0 million shares of Class A Common Stock for $472.4 million.  In the second quarter of 2012, we drew $157.5 million of incremental Term Loan A and $192.5 million of incremental Term Loan B to fund the asset acquisition of television stations from Freedom.  During the second quarter of 2013, a higher quarterly stock dividend was paid of $0.15 per share compared to $0.12 per share during the same period in 2012.

Net cash flows from financing activities increased during the six months ended June 30, 2013 compared to the same period in 2012.  During 2013, we issued $600.0 million of senior unsecured notes, drew $55.0 million of a new Term Loan A, drew $500.0 million of a new Term Loan B, and issued 18.0 million shares of Class A Common Stock for net proceeds of $472.4 million.  In the second quarter of 2012, we drew $530.0 million of incremental loans to fund the acquisition of television stations from Four Points and Freedom.  During the six months ended June 30, 2013, a higher quarterly stock dividend was paid of $0.30 per share compared to $0.24 per share during the same period in 2012.

In April 2013, our Board of Directors declared a quarterly dividend of $0.15 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of June 30, 2013, there were no material changes to our contractual cash obligations.

As discussed in Liquidity and Capital Resources, in April 2013, we issued $600.0 million of senior unsecured notes with a maturity date of April 1, 2021 that bear interest at a rate of 5.375% per year.  The net proceeds were used to pay down outstanding indebtedness under our bank credit facility including outstanding amounts under the revolving credit facility.  Also in April 2013, we amended and restated our existing bank credit facility and replaced our existing term loans with a new $500.0 million Term Loan A priced at LIBOR plus 2.25% and due April 2018 and a new $400.0 million Term Loan B priced at LIBOR plus 2.25% with a 0.75% LIBOR floor due April 2020.  We also increased the capacity on our Revolving Credit Facility from $97.5 million to $100.0 million. The net proceeds will be used to fund pending acquisitions and for general corporate purposes. Due to timing related to the closing and funding of the acquisitions, approximately $445.0 million of the new Term Loan A will be drawn on a delayed basis.

As discussed in the Other Events section of the Executive Overview, we have entered into asset and stock purchase purchase agreements with an aggregate purchase price of approximately $1,843.7 million, less amounts to be paid by third parties and working capital adjustments.  We expect these acquisitions to close in the third and fourth quarters of 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2013.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Employment Agreement for Steven J. Pruett, Chief Operating Officer of Chesapeake Television, Inc., dated as of April 1, 2013 (Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.2

Fifth Amended and Restated Credit Agreement, dated as of April 9, 2013, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 12, 2013.)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2013.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Employment Agreement for Steven J. Pruett, Chief Operating Officer of Chesapeake Television, Inc., dated as of April 1, 2013 (Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.2

Fifth Amended and Restated Credit Agreement, dated as of April 9, 2013, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 12, 2013.)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase