Form 10-Q
period 2013-09-30
SINCLAIR BROADCAST GROUP INC
filed 2013-11-12
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 1st, 2013
Class A Common Stock	73,912,097
Class B Common Stock	26,262,210

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of September 30, 2013	As of December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,994	$22,865
Accounts receivable, net of allowance for doubtful accounts of $3,068 and $3,091, respectively	250,054	183,480
Affiliate receivable	—	416
Current portion of program contract costs	82,583	56,581
Prepaid expenses and other current assets	14,780	7,404
Deferred barter costs	5,271	3,345
Assets held for sale	5,900	30,357
Total current assets	587,582	304,448
PROGRAM CONTRACT COSTS, less current portion	30,249	12,767
PROPERTY AND EQUIPMENT, net	513,382	439,713
RESTRICTED CASH	41,257	225
GOODWILL	1,297,638	1,074,032
BROADCAST LICENSES	98,210	85,122
DEFINITE-LIVED INTANGIBLE ASSETS, net	819,678	623,406
OTHER ASSETS	229,677	189,984
Total assets (a)	$3,617,673	$2,729,697
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,412	$10,086
Accrued liabilities	200,779	143,731
Income taxes payable	1,686	9,939
Current portion of notes payable, capital leases and commercial bank financing	16,622	47,622
Current portion of notes and capital leases payable to affiliates	2,271	1,704
Current portion of program contracts payable	99,900	88,015
Deferred barter revenues	5,005	3,499
Deferred tax liabilities	36	607
Liabilities held for sale	—	2,397
Total current liabilities	340,711	307,600
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,436,386	2,210,866
Notes payable and capital leases to affiliates, less current portion	19,619	13,187
Program contracts payable, less current portion	38,054	16,341
Deferred tax liabilities	302,914	233,465
Other long-term liabilities	63,751	48,291
Total liabilities (a)	3,201,435	2,829,750
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 73,900,442 and 52,332,012 shares issued and outstanding, respectively	739	523
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 26,262,210 and 28,933,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	263	289
Additional paid-in capital	1,097,098	600,928
Accumulated deficit	(684,470)	(713,697)
Accumulated other comprehensive loss	(5,109)	(4,993)
Total Sinclair Broadcast Group shareholders’ equity (deficit)	408,521	(116,950)
Noncontrolling interests	7,717	16,897
Total equity (deficit)	416,238	(100,053)
Total liabilities and equity (deficit)	$3,617,673	$2,729,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)         Our consolidated total assets as of September 30, 2013 and December 31, 2012 include total assets of variable interest entities (VIEs) of $148.9 million and $107.9 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of September 30, 2013 and December 31, 2012 include total liabilities of the VIEs of $16.4 million and $7.9 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Station broadcast revenues, net of agency commissions	$303,028	$225,023	$835,223	$633,493
Revenues realized from station barter arrangements	20,653	21,179	60,930	60,060
Other operating divisions revenues	14,963	12,512	39,263	38,609
Total revenues	338,644	258,714	935,416	732,162
OPERATING EXPENSES:
Station production expenses	98,939	61,705	265,066	184,098
Station selling, general and administrative expenses	66,115	43,169	171,350	120,462
Expenses recognized from station barter arrangements	18,082	19,300	53,478	55,119
Amortization of program contract costs and net realizable value adjustments	19,229	14,296	56,746	43,565
Other operating divisions expenses	12,746	10,372	33,351	33,165
Depreciation of property and equipment	17,408	12,626	47,108	34,031
Corporate general and administrative expenses	16,109	8,286	38,806	25,166
Amortization of definite-lived intangible and other assets	17,168	10,562	48,727	26,375
Total operating expenses	265,796	180,316	714,632	521,981
Operating income	72,848	78,398	220,784	210,181
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(39,867)	(35,294)	(123,029)	(92,001)
Loss from extinguishment of debt	—	—	(16,283)	(335)
Income from equity and cost method investments	1,571	1,919	115	8,343
Other income, net	488	547	1,427	1,733
Total other expense	(37,808)	(32,828)	(137,770)	(82,260)
Income from continuing operations before income taxes	35,040	45,570	83,014	127,921
INCOME TAX PROVISION	(4,489)	(19,093)	(22,992)	(42,185)
Income from continuing operations	30,551	26,477	60,022	85,736
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, includes income tax benefit (provision) of $6,107, $(36), $10,806 and $(220), respectively	6,100	(125)	11,558	(178)
NET INCOME	36,651	26,352	71,580	85,558
Net (income) loss attributable to the noncontrolling interests	(309)	(107)	(415)	106
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$36,342	$26,245	$71,165	$85,664
Dividends declared per share	$0.15	$0.15	$0.45	$0.39

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.30	$0.33	$0.66	$1.06
Basic earnings per share from discontinued operations	$0.06	$(0.00)	$0.13	$(0.00)
Basic earnings per share	$0.37	$0.33	$0.78	$1.06
Diluted earnings per share from continuing operations	$0.30	$0.33	$0.65	$1.06
Diluted earnings per share from discontinued operations	$0.06	$(0.00)	$0.13	$(0.00)
Diluted earnings per share	$0.36	$0.32	$0.78	$1.05
Weighted average common shares outstanding	99,473	81,081	90,982	80,990
Weighted average common and common equivalent shares outstanding	100,239	81,379	91,549	81,267

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$30,242	$26,370	$59,607	$85,842
Income (loss) from discontinued operations, net of tax	6,100	(125)	11,558	(178)
Net income	$36,342	$26,245	$71,165	$85,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$36,651	$26,352	$71,580	$85,558
Amortization of net periodic pension benefit costs, net of taxes	(38)	57	(116)	246
Comprehensive income	36,613	26,409	71,464	85,804
Comprehensive (income) loss attributable to the noncontrolling interests	(309)	(107)	(415)	106
Comprehensive income attributable to Sinclair Broadcast Group	$36,304	$26,302	$71,049	$85,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)
BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(31,245)	—	—	(31,245)
Class A Common Stock issued pursuant to employee benefit plans	284,722	3	—	—	4,551	—	—	—	4,554
Tax benefit on share based awards	—	—	—	—	207	—	—	—	207
Distributions to noncontrolling interests		—	—	—	—	—	—	(734)	(734)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	392	392
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	246	—	246
Net income	—	—	—	—	—	85,664	—	(106)	85,558
BALANCE, September 30, 2012	52,306,808	$523	28,933,859	$289	$622,133	$(680,092)	$(4,602)	$9,365	$(52,384)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)
BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(41,938)	—	—	(41,938)
Issuance of common stock, net of issuance costs	18,000,000	180	—	—	472,220	—	—	—	472,400
Class B Common Stock converted into Class A Common Stock	2,671,649	27	(2,671,649)	(27)	—	—	—	—	—
4.875% Convertible Debentures converted into Class A Common Stock, net of taxes	338,632	3	—	—	7,310	—	—	—	7,313
Class A Common Stock issued pursuant to employee benefit plans	558,149	6	—	—	9,129	—	—	344	9,479
Tax benefit on share based awards	—	—	—	—	503	—	—	—	503
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,939)	(9,939)
Class A Common Stock sold by variable interest entity, net of taxes	—	—	—	—	7,008	—	—	—	7,008
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	(116)	—	(116)
Net income	—	—	—	—	—	71,165	—	415	71,580
BALANCE, September 30, 2013	73,900,442	$739	26,262,210	$263	$1,097,098	$(684,470)	$(5,109)	$7,717	$416,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$71,580	$85,558
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	47,108	35,527
Amortization of definite-lived intangible and other assets	48,727	26,877
Amortization of program contract costs and net realizable value adjustments	56,746	44,247
Loss on extinguishment of debt	16,283	335
Deferred tax (benefit)	(1,486)	(523)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(37,359)	9,801
Increase in prepaid expenses and other current assets	(3,925)	(11,375)
Increase in other assets	(4,312)	(20,354)
(Decrease) increase in accounts payable and accrued liabilities	28,024	21,637
(Decrease) increase in income taxes payable	(1,182)	6,953
Increase in other long-term liabilities	(2,282)	2,657
Payments on program contracts payable	(67,407)	(52,312)
Original debt issuance discount paid	(10,285)	—
Other, net	10,409	14,276
Net cash flows from operating activities	150,639	163,304
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(28,776)	(30,157)
Payments for acquisition of television stations	(495,440)	(590,917)
Payments for acquisitions in other operating divisions	(4,650)	—
Purchase of alarm monitoring contracts	(11,928)	(7,343)
Proceeds from sale of broadcast assets	27,992	—
(Increase) decrease in restricted cash	(41,032)	15,849
Distributions from equity and cost method investees	4,321	9,514
Investments in equity and cost method investees	(10,205)	(6,176)
Other, net	2,976	(33)
Net cash flows used in investing activities	(556,742)	(609,263)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	1,198,815	615,707
Repayments of notes payable, commercial bank financing and capital leases	(998,085)	(95,845)
Proceeds from the sale of Class A Common Stock	472,400	—
Proceeds from exercise of stock options, including excess tax benefits of share based payments of $0.5 million and $0.2 million, respectively	1,688	327
Dividends paid on Class A and Class B Common Stock	(41,938)	(31,245)
Payments for deferred financing costs	(20,205)	(8,364)
Proceeds from Class A Common Stock sold by variable interest entity	10,908	—
Noncontrolling interests distributions	(9,939)	(734)
Repayments of notes and capital leases to affiliates	(1,412)	(2,229)
Net cash flows from (used in) financing activities	612,232	477,617
NET INCREASE IN CASH AND CASH EQUIVALENTS	206,129	31,658
CASH AND CASH EQUIVALENTS, beginning of period	22,865	12,967
CASH AND CASH EQUIVALENTS, end of period	$228,994	$44,625

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as assets and liabilities held for sale in the accompanying consolidated balance sheets and discontinued operations consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations. WLAJ-TV was acquired in the second quarter of 2012 in connection with the acquisition of the television stations from Freedom Communications (Freedom). WLWC-TV was acquired in the first quarter of 2012 in connection with the acquisition of the television stations from Four Points Media Group LLC (Four Points). See Note 2. Acquisitions for more information.  In October 2012, we entered into an agreement to sell all the assets of WLAJ-TV to an unrelated third party for $14.4 million.  In January 2013, we entered into an agreement to sell the assets of WLWC-TV to an unrelated third party for $13.8 million.  The operating results of WLAJ-TV, which was sold effective March 1, 2013, and WLWC-TV, which was sold effective April 1, 2013, are not included in our consolidated results of operations from continuing operations for the three and nine months ending September 30, 2013 and 2012. Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the nine months ending September 30, 2013, were $0.6 million and $1.6 million, respectively.  Total revenues of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the three months ending September 30, 2012, are $1.1 million and $1.8 million, respectively.  Total revenues of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the nine months ending September 30, 2012, are $2.2 million and $4.7 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the nine months ending September 30, 2013, are $0.2 million and $0.4 million, respectively, and total income(loss) before taxes of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the nine months ending September 30, 2012, are less than $(0.1) million and $0.1 million, respectively.  The resulting gain on the sale of these stations in 2013 was negligible.

Additionally, we recognized a $6.1 and $11.2 million income tax benefit for the three and nine months ended September 30, 2013, respectively, attributable to the adjustment of certain liabilities for unrecognized tax benefits related to discontinued operations. See discussion under Income Taxes below.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of each of our consolidated VIEs can only be used to settle the obligations of the VIE. All the liabilities, including debt held by our VIEs, are non-recourse to us except for Cunningham Broadcasting Company’s (Cunningham) and Deerfield Media, Inc.’s (Deerfield) debt which we guarantee.

We have entered into local marketing agreements (LMAs) to provide programming, sales and managerial services for television stations of Cunningham, the license owner of seven television stations as of September 30, 2013.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of the television stations which includes the Federal Communication Commission (FCC) license and certain other assets used to operate the station (License Assets).  Our applications to acquire the FCC licenses are pending approval.  We own the majority of the non-license assets of the Cunningham stations and our Bank Credit Agreement contains certain default provisions whereby insolvency of Cunningham would cause an event of default under our Bank Credit Agreement.  We have determined that the Cunningham stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and the cross-default provisions with our Bank Credit Agreement, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Cunningham.  See Note 6. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the three months ended September 30, 2013 and 2012 are net broadcast revenues of $25.9 million and $25.5 million, respectively, that relate to LMAs with Cunningham.  For the nine months ended September 30, 2013 and 2012, Cunningham’s stations provided us with approximately $80.3 million and $73.5 million, respectively, of net broadcast revenues.

We have entered into joint sales agreements (JSAs), shared services agreements (SSAs), and LMAs to provide certain services for the television stations of Deerfield, the license owner of eight television stations as of September 30, 2013.  The initial term of each of the JSAs and SSAs is eight years from the commencement and the agreements may be automatically renewed for successive eight year renewal terms.  We also have purchase options to buy the License Assets of the television stations. We own the majority of the non-license assets of the Deerfield stations and we have also guaranteed the debt of Deerfield.  Additionally, there are leases in place whereby Deerfield leases assets owned by us in order to perform its duties under FCC rules. We have determined that the Deerfield stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and our guarantee of Deerfield’s debt, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the sales and managerial services we provide and we absorb losses and returns that would be considered significant to Deerfield.  Included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 are net revenues of $20.8 million and $59.8 million, respectively, that relate to agreements with Deerfield.

We have outsourcing agreements with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  We pay a fee to the license owners based on a percentage of broadcast cash flow and we reimburse all operating expenses.  We also have purchase options to buy the License Assets of these television stations.  We have determined that the License Assets of these stations are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Included in the accompanying consolidated statements of operations for the three months ended September 30, 2013 and 2012 are net broadcast revenues of $11.1 million and $2.6 million, respectively, that relate to these arrangements. For the nine months ended September 30, 2013 and 2012, net broadcast revenues of $30.3 million and $11.9 million, respectively, related to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	As of September 30, 2013	As of December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,243	$3,805
Accounts receivable	1,608	110
Income taxes receivable	—	94
Current portion of program contract costs	6,529	6,113
Prepaid expenses and other current assets	221	124
Total current asset	19,601	10,246

PROGRAM CONTRACT COSTS, less current portion	2,380	1,484
PROPERTY AND EQUIPMENT, net	14,739	10,806
RESTRICTED CASH	2,102	—
GOODWILL	13,812	6,357
BROADCAST LICENSES	16,832	14,927
DEFINITE-LIVED INTANGIBLE ASSETS, net	67,237	51,368
OTHER ASSETS	12,242	12,723
Total assets	$148,945	$107,911

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$28	$15
Accrued liabilities	1,130	186
Current portion of notes payable, capital leases and commercial bank financing	5,039	2,123
Current portion of program contracts payable	8,224	8,991
Total current liabilities	14,421	11,315

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	45,122	20,238
Program contracts payable, less current portion	2,954	2,080
Total liabilities	$62,497	$33,633

The amounts above represent the consolidated assets and liabilities of the VIEs related to our LMAs, JSAs, SSAs and other outsourcing agreements, as discussed above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of September 30, 2013 and December 31, 2012, which are excluded from liabilities above, were $32.4 million and $29.8 million, respectively.  The total capital lease liabilities excluded from above were $11.6 million and $11.7 million as of September 30, 2013 and December 31, 2012, respectively.  During the nine months ended September 30, 2013, Cunningham sold a portion of its investment in our Class A Common Stock which is eliminated in consolidation and excluded from assets shown above, for $7.0 million, net of income taxes and has been reflected as an increase in additional paid in capital in the consolidated balance sheet.  Also excluded from the amounts above are liabilities associated with the JSAs, SSAs, and option agreements with the other VIEs totaling $45.2 million and $36.2 million as of September 30, 2013 and December 31, 2012, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

In the fourth quarter of 2011, we began providing sales, programming and management services to the Freedom stations pursuant to a LMA.  Effective April 1, 2012, we completed the acquisition of the Freedom stations and the LMA was terminated. We determined that the Freedom stations were VIEs during the period of the LMA based on the terms of the agreement.  We were not the primary beneficiary because the owner of the stations had the power to direct the activities of the VIEs that most significantly impacted the economic performance of the VIEs.  In the consolidated statements of operations for the nine months ended September 30, 2012 are net broadcast revenues of $10.0 million and station production expenses of $7.8 million related to the Freedom LMAs during the second quarter of 2012.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary for the periods presented (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Carrying amount	Maximum exposure	Carrying amount	Maximum exposure
Investments in real estate ventures	$3,545	$3,545	$3,648	$3,648
Investments in investment companies	26,064	26,064	27,335	27,335
Total	$29,609	$29,609	$30,983	$30,983

The carrying amounts above are included in other assets in the consolidated balance sheets.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.7 million and $0.3 million in the three months ended September 30, 2013 and 2012, respectively.  We recorded income of $1.4 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Our maximum exposure is equal to the carrying value of our investments.  As of September 30, 2013 and December 31, 2012, our unfunded commitments related to private equity investment funds totaled $16.9 million and $8.9 million, respectively.

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

Restricted Cash

During the nine months ending September 2013, we deposited $40.6 million into escrow accounts pursuant to agreements for the acquisitions of Barrington, TTBG, and New Age.  See Note 3. Commitments and Contingencies for more information on these pending acquisitions.  These escrow deposits are classified as restricted cash within noncurrent assets in the consolidated balance sheet as of September 30, 2013.

Additionally, under the terms of certain lease agreements, as of September 30, 2013 and December 31, 2012, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2013 and 2012 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months and nine months ended September 30, 2013 was lower than the statutory rate primarily due to: 1) a release of a valuation allowance related to state NOL carryforwards, of $5.3 million, net of taxes, due to a law change in a state tax jurisdiction, effective for years beginning after December 31, 2014, which we expect will significantly increase the forecasted future taxable income attributable to that state and result in utilization of the state NOL carryforwards and 2) a $2.2 million adjustment to the income tax provision upon finalization of the 2012 federal income tax return, primarily related to higher than originally projected available income tax deductions.

Our effective income tax rate for the three months ended September 30, 2012 was greater than the statutory rate primarily due to an increase in the income tax reserves related to a state audit settlement in 2012.

Our effective income tax rate nine months ended September 30, 2012 was lower than the statutory rate primarily due to a release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham as the weight of all available evidence supports realization of the deferred tax assets. The valuation allowance release determination was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

As previously discussed above under Discontinued Operations, during the three months ended September 30, 2013, we reduced our liability for unrecognized tax benefits by $6.1 million related to discontinued operations, as we now believe that it is more likely than not that our previously unrecognized state tax position would be sustained upon review of the state tax authority, based on new information obtained during the period.  Additionally, during the second quarter of 2013, we reduced our liability for unrecognized tax benefits by $5.1 million related to discontinued operations, upon the application of limits under an available state administrative practice exception.

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

The results of the acquired operations are included in the financial statements of the Company beginning January 1, 2012.  Under the acquisition method of accounting, the purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

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

The results of operations for the three and nine months ended September 30, 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $17.9 million and $4.4 million for the three months ended September 30, 2013, respectively, and $54.3 million and $14.0 million for the nine months ended September 30, 2013, respectively.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $18.7 million and $4.1 million for the three months ended September 30, 2012, respectively, and $52.9 million and $11.6 million for the nine months ended September 30, 2012, respectively.  These amounts exclude the operations of WLWC-TV, which was sold effective April 1, 2013 and are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating income (loss) of WLWC-TV were $1.4 million and $0.2 million for the nine months ended September 30, 2013, respectively.  Net broadcast revenues and operating income (loss) of WLWC-TV were $1.4 million and ($0.2) million, respectively, for the three months ended September 30, 2012 and $4.1 million and $0.1 million for the nine months ended September 30, 2012, respectively.

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

The results of the acquired operations are included in the financial statements of the Company beginning April 1, 2012.  Under the acquisition method of accounting, the purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

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

Prior to the acquisition, since December 1, 2011, we provided sales, programming and management services to the stations pursuant to an LMA.  During that period, we funded the working capital needs of the stations, which totaled $1.5 million as of December 31, 2011 and $9.6 million as of April 1, 2012, the date of acquisition, and was reflected as cash flows used in operating activities within the consolidated statement of cash flows for those periods.  This working capital is not reflected in the purchase price allocation presented above.

The results of operations for the nine months ended September 30, 2012 includes the results of the Freedom stations since April 1, 2012.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $26.2 million and $6.7 million for the three months ended September 30, 2013, respectively, and $79.9 million and $20.8 million for the nine months ended September 30, 2013, respectively.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $26.8 million and $5.0 million for the three months ended September 30, 2012, respectively, and $52.5 million and $14.0 million for the nine months ended September 30, 2012, respectively.  These amounts exclude the operations of WLAJ-TV, which was sold effective, January 1, 2013 and are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating income of WLAJ-TV were $0.7 million and $0.1 million for the nine months ended September 30, 2013, respectively.  Net broadcast revenues and operating loss of WLAJ-TV were $1.1 million and $0.2 million, respectively, for the three months ended September 30, 2012 and $2.1 million and zero for the nine months ended September 30, 2012, respectively.  Additionally, during the first quarter 2012, prior to the acquisition, we recorded net broadcast revenues of $10.0 million related to the Freedom LMAs.

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

Net broadcast revenues and operating income of the Newport stations included in our consolidated statements of operations, were $36.1 million and $5.5 million for the three months ended September 30, 2013, respectively, and $109.3 million and $25.3 million for the nine months ended September 30, 2013, respectively.

Fisher Communications

Effective August 8, 2013, we completed the acquisition of all of the outstanding common stock of Fisher Communications, Inc. (Fisher). We paid $373.2 million to the shareholders of the Fisher common stock, representing $41.0 per common share. We financed the total purchase price with cash on hand. Fisher owns certain broadcast assets related to the following twenty-two stations, and four radio stations in 8 markets along with the respective network affiliation or program service arrangements: KOMO (ABC) and KUNS (Univision) in Seattle-Tacoma, WA; KATU (ABC), KUNP(Univision), and KUNP-LP (Univision) in Portland, OR; KLEW (CBS) in Spokane, WA; KBOI (CBS) and KYUU-LD (CW) in Boise, ID; KVAL (CBS), KCBY (CBS), KPIC (CBS), KMTR (NBC), KMCB (NBC), and KTCW (NBC) in Eugene, OR; KIMA (CBS), KEPR (CBS), KUNW-CD (Univision), and KVVK-CD (Univision), in Yakima/Pasco/Richland/Kennewick, WA; KBAK (CBS) and KBFX-CD (FOX) in Bakersfield, CA; as well as KIDK (CBS/FOX) and KXPI (FOX) in Idaho Falls/Pocatello, ID. The four radio stations acquired are: KOMO (AM/FM), KPLZ (FM) and KVI (AM) in the Seattle/Tacoma, WA market.  This acquisition provides expansion into additional markets and increases value based on the synergies we can achieve.

The results of the acquired operations are included in the financial statements of the Company beginning on August 8, 2013.  Under the acquisition method of accounting, the initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocation reflects the consolidation of net assets of the third party which owns the license and related assets of KMTR in Eugene, OR, which we have consolidated, as the licensee is considered to be a VIE and we are the primary beneficiary of the variable interests. Additionally, another third party that performs certain services pursuant to outsourcing agreement to our stations in Idaho Falls, ID  (KIDK and KXPI), has exercised an existing purchase option to purchase the broadcast assets of the two stations for $5.9 million.  These assets have been classified as assets held for sale in the initial purchase price allocation and in our consolidated balance sheet as of September 30, 2013.  Also included in the liabilities assumed are obligations under a noncontributory supplemental retirement program that covers former members of management of Fisher.  The program was frozen in 2005 and does not include any active employees.  The estimated projected benefit obligation at the acquisition date was $23.5 million, based on an estimated discount rate of 3.6%.  Fisher had funded the obligation with annuity contracts and life insurance policies, which Fisher was the owner and beneficiary.  Included in the assets acquired are the estimated fair value based on the cash value of the annuity contracts and cash surrender value of the life insurance policies, totaling $17.9 million.  The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Cash	$13,531
Accounts Receivable	29,962
Prepaid expenses and other current assets	2,079
Program contract costs	10,954
Property and equipment	48,616
Broadcast licenses	11,058
Definite-lived intangible assets	156,332
Other assets	24,632
Assets Held for Sale	5,900
Accounts payable and accrued liabilities	(20,342)
Program contracts payable	(10,954)
Deferred Tax Liability	(50,416)
Other long-term liabilities	(25,482)
Fair value of identifiable net assets acquired	195,870
Goodwill	177,326
Total	$373,196

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $100.6 million, the decaying advertiser base of $15.0 million, and other intangible assets of $40.8 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 15 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill deductible for tax purposes will be approximately $19.5 million.

The results of operations for the three and nine months ended September 30, 2013 includes the results of the Fisher stations since August 8, 2013.  Net broadcast revenues and operating income of the Fisher stations included in our consolidated statements of operations, were $25.9 million and $8.2 million for the three and nine months ended September 30, 2013.  Post-acquisition, we recognized $4.3 million of severance expense related to certain Fisher executives and employees that have been or will be terminated who had existing agreements in place prior to close.

Pro Forma Information

The following table sets forth unaudited pro forma results of continuing operations for the three and nine months ended September 30, 2012, assuming that the acquisitions of the Freedom, Newport, and Fisher stations discussed above, along with transactions necessary to finance the acquisitions, occurred at the beginning of the annual period presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$354,545	$335,849	$1,030,175	$972,305
Net Income	$28,380	$29,877	$57,487	$84,146
Net Income attributable to Sinclair Broadcast Group	$28,071	$29,733	$57,072	$84,139
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$0.28	$0.37	$0.70	$1.04

The results of operations of the Four Points stations were included in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.  The results of operations, of all of the aforementioned acquired stations, were included in our consolidated statement of operations for the three and nine months ended September 30, 2013.

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs, alignment of accounting policies and the related tax effects of the adjustments.  The pro forma revenues exclude the revenues of WLAJ-TV, which are classified as discontinued operations in the consolidated statements of operations.  Total revenues of WLAJ-TV, which are excluded from the pro forma results above for the nine months ended September 30, 2013 were $1.0 million.

Other Acquisitions

We acquired five other television stations during the year ended December 31, 2012 in three markets. The initial purchase price allocated includes $45.1 million paid for certain broadcast assets of these stations, less working capital adjustments of $0.7 million, and $4.4 million of non-controlling interests related to, and amounts paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate. In addition to the Fisher acquisition, we acquired eight television stations during the first nine months of 2013 in six markets, which four of the six markets were acquired from Cox Media Group in May 2013. Additionally, two of the eight stations were acquired in one market from TTBG LLC (TTBG) on September 30, 2013. The initial purchase price allocated includes $136.9 million paid for certain broadcast assets of these stations, less working capital adjustments of $4.4 million, plus $3.1 million paid by Deerfield for the license assets of certain of these stations owned by VIEs that we consolidate. We allocated the total purchase price of these within the respective years, as follows (in thousands):

	2013	2012
Prepaid expenses and other current assets	$1,991	$160
Program contract costs	7,594	1,638
Property and equipment	35,439	16,545
Broadcast licenses	1,611	2,679
Definite-lived intangible assets	48,049	22,546
Accrued liabilities	(2,086)	(1,178)
Program contracts payable	(7,625)	(4,252)
Fair value of identifiable net assets acquired	84,973	38,138
Goodwill	50,674	10,661
Total	$135,647	$48,799

In December 2012, we acquired the license assets of WTTA-TV in Tampa/St. Petersburg, Florida from Bay Television, Inc. (Bay TV). Prior to December 1, 2012, we performed sales, programming and other management services to the station pursuant to an LMA which was terminated upon closing. As discussed in Note 6. Related Person Transactions, our controlling shareholders own a controlling interest in Bay TV. As this was considered a transaction between entities under common control, the acquisition method of accounting was not applied, and the assets acquired were recorded at their historical cost basis and the difference between the purchase price and the historical cost basis of the assets of $23.6 million, net of taxes of $15.6 million, was recorded as a reduction in additional paid-in capital. A substantial portion of the purchase price will be deductible for tax purposes in future periods. Net broadcast revenues and operating income of these stations, included in our consolidated statements of operations were $29.5 million and $6.7 million for the three months ended September 30, 2013, respectively, and $47.0 million and $10.5 million for the nine months ended September 30, 2013, respectively.

In conjunction with all acquisitions in 2012 and 2013, we incurred transaction costs of approximately $3.5 million, which are reported in general and administrative expenses in the accompanying consolidated statements of operations, as incurred.  For the three and nine months ended September 30, 2013, such costs totaled $0.1 million and $1.0 million, respectively.  For the three and nine months ended September 30, 2012, there were $0.4 and $0.9 million, respectively.  These costs were not included in the pro forma amounts above as they are nonrecurring in nature.

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

Various parties have filed petitions to deny our applications or our LMA partners’ applications for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina, WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV Springfield, Illinois; WBFF-TV, Baltimore, Maryland; KGAN-TV, Cedar Rapids, Iowa; WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston / Huntington, West Virginia; WCGV-TV, Milwaukee, Wisconsin; WTTO-TV, Birmingham, AL; KXVO-TV, Omaha, NE (acquired on October 1, 2013); WNAB-TV, Nashville, TN; WPMI-TV, Mobile, AL; WWHO-TV, Chillicothe, OH and WUTB-TV in Baltimore, MD.  The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Network Affiliations

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX), extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which had a program service arrangement with MyNetworkTV, for $2.7 million.  In October 2012, we exercised our option and purchased the assets of WUTB effective June 1, 2013.   As part of this transaction, we also granted options to FTS to purchase the assets of television stations we own in up to three out of four designated markets, which options expired unexercised.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements and we recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX which was paid in the second quarter of 2013.  The $50.0 million asset is being amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $2.2 million and $6.6 million of amortization expense has been recorded in the consolidated statement of operations for the three and nine months ended September 30, 2013, respectively.  Approximately $2.2 million and $3.3 million of amortization expense has been recorded in the consolidated statement of operations during the three and nine months ended September 30, 2012.  In addition, we are required to pay to FOX programming payments under the terms of the affiliation agreements.  These payments are recorded in station production expenses as incurred.

Pending Acquisitions

In February 2013, we entered into an agreement to purchase the broadcast assets of eighteen television stations owned by Barrington Broadcasting Group, LLC (Barrington) for $370.0 million, less amounts to be paid by third parties, and entered into agreements to operate or provide sales services to another six stations. The twenty-four stations are located in fifteen markets. Also, the Company will sell its station WSYT-TV (FOX) and assign its LMA with WNYS-TV (MNT) in Syracuse, NY to a third party, and sell its station in Peoria IL, WYZZ-TV (FOX) to Cunningham due to FCC conflict ownership rules. The transaction is expected to close in the fourth quarter of 2013 subject to the approval of the FCC, antitrust clearance, and customary closing conditions.  We expect to fund the purchase price through cash on hand or a delayed draw under our bank credit agreement.

In July 2013, we entered into a definitive agreement to purchase the stock of Perpetual Corporation and the equity interest of Charleston Television, LLC, both owned and controlled by the Allbritton family (Allbritton), for an aggregate purchase price of $985.0 million. The Allbritton stations consist of seven ABC Network affiliates and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington D.C. metropolitan area. The transaction is expected to close late in the first quarter of 2014 or early in the second quarter of 2014, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.   We expect to fund the purchase price at closing through additional borrowings under our bank credit facility.  Additionally, to comply with FCC local television ownership rules, we expect to sell the license and certain related assets of existing stations in Birmingham, AL - WABM (MNT) and WTTO (CW), Harrisburg/Lancaster/Lebanon/York, PA - WHP (CBS), and Charleston, SC - WMMP (MNT) and to provide sales and other non-programming support services to each of these stations pursuant to customary shared services and joint sales agreements.

In September 2013, we entered into a definitive agreement to purchase the broadcast assets of eight television stations owned by New Age Media located in three markets, for an aggregate purchase price of $90.0 million. The transaction is expected to close in the first quarter of 2014, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.  We expect to fund the purchase price through cash on hand or a delayed draw under our bank credit agreement. Additionally, Wilkes/Barre/Scranton, PA – WSWB, Tallahassee, FL – WTLH and WTLF and Gainesville, FL – WMBW will be purchased by a third party; we will continue to provide sales and other non-programming support services to each of these stations, pursuant to customary share services and joint sales agreements.

In June 2013, we entered into a definitive agreement to purchase the stock and broadcast assets of four television stations owned by TTBG LLC (TTBG) located in three markets for $115.4 million.  Also, the Company will assign its right to purchase the license related assets of two of the stations to Deerfield due to FCC conflict ownership rules.  The Company will provide sales and other services to these two Deerfield stations.  We completed the acquisition of two of the four stations on September 30, 2013.  We completed the acquisition of the remaining two stations on October 1, 2013. We expect to fund the purchase price through cash on hand.

4.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

Bank Credit Agreement

On April 9, 2013, we entered into an amendment and restatement (the April Amendment) of our credit agreement (as amended, the April Bank Credit Agreement).  Pursuant to the April Amendment, we refinanced the existing facility and replaced the existing term loans under the facility with a new $500.0 million term loan A facility (Term Loan A), maturing April 2018 and priced at LIBOR plus 2.25%; and a $400.0 million term loan B facility (Term Loan B), maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.

In addition, we replaced our existing revolving line of credit with a new $100.0 million revolving line of credit maturing April 2018 and priced at LIBOR plus 2.25%.  The proceeds from the term loans, along with cash on hand and/or a draw under the revolving line of credit, will be used to fund future acquisitions.

Due to timing related to the closing and funding requirements of the pending acquisitions, approximately $445.0 million of the new Term Loan A was drawn on a delayed basis, in October 2013.  We also amended certain terms of the April Bank Credit Agreement, including increased uncommitted incremental loan capacity, increased television station acquisition capacity and increased flexibility under the restrictive covenants.

We recognized a loss on extinguishment of the old facility, primarily related to the repayment of the previous term loan B with proceeds from the 5.375% Notes, of $16.3 million, consisting of deferred financing costs and debt discount.  Of the financing costs incurred related to the April Amendment, $9.7 million was capitalized as deferred financing costs and $2.4 million was charged to interest expense during the nine months ended September 30, 2013.  During the three months ended September 30, 2013, we revised the amount of capitalized fees originally recorded of $7.3 million to $9.7 million, resulting in a reduction in interest expense of $2.4 million during the third quarter.  The impact of the revision is not material to the financial statements of any period.

On October 23, 2013, we entered into an amendment and restatement (the October Amendment) of our bank credit agreement (as amended, the October Bank Credit Agreement). Pursuant to the amendment, we raised $450.0 million of incremental loans, which consisted of $200.0 million in incremental delayed draw term loan A loans, maturing April 2018 and priced at LIBOR plus 2.25%; and $250.0 million in incremental term loan B loans, maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.  The October Amendment raised the total capacity of the term loan A and B loans to $700.0 million and $650.0 million, respectively.  In addition, we obtained an additional $57.5 million of capacity under our revolving line of credit maturing April 2018.  The terms loans are expected to be used to fund future acquisitions and for general corporate purposes.    We also amended certain terms of the Bank Credit Agreement, including increased uncommitted incremental loan capacity, increased television station acquisition capacity and increased flexibility under the restrictive covenants.  We expect to incur $10.6 million in financing costs related to the October Amendment, which we expect to capitalize as deferred financing costs.

6.375% Senior Notes, due 2021

On October 11, 2013, we issued $350.0 million in senior unsecured notes, which bear interest at a rate of 6.375% per annum and mature on November 1, 2021 (the 6.375% Notes), pursuant to an indenture dated October 11, 2013 (the 6.375% Indenture). The 6.375% Notes were priced at 100% of their par value and interest is payable semi-annually on May 1 and November 1, commencing on May 1, 2014. Prior to November 1, 2016, we may redeem the 6.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 6.375% Indenture. In addition, on or prior to November 1, 2016, we may redeem up to 35% of the 6.375% Notes using the proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, holder of the 6.375% Notes may require us to repurchase some or all of the Notes.  Upon the sale of certain of our assets or certain changes of control, the holders of the 6.375% Notes may require us to repurchase some or all of the notes.  The proceeds from the offering of the 6.375% Notes were used to partially fund the redemption of the 9.25% Senior Secured Second Lien Notes, Due 2017 (the 9.25% Notes), as discussed further below. Concurrent with entering into an indenture for the 6.375% Notes in October 2013, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 6.375% Notes for registered securities with the Securities and Exchange Commission (the SEC) by July 8, 2014.

5.375% Senior Unsecured Notes, due 2021

On April 2, 2013, we issued $600.0 million of senior unsecured notes, which bear interest at a rate of 5.375% per annum and mature on April 1, 2021 (the 5.375% Notes), pursuant to an indenture dated April 2, 2013 (the 5.375% Indenture).  The 5.375% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on October 1, 2013.  Prior to April 1, 2016, we may redeem the 5.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.375% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 5.375% Indenture.  Beginning on April 1, 2016, we may redeem some or all of the 5.375% Notes at any time or from time to time at a redemption price set forth in the 5.375% Indenture.  In addition, on or prior to April 1, 2016, we may redeem up to 35% of the 5.375% Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 5.375% Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the 5.375% Notes were used to pay down outstanding indebtedness under our bank credit facility. Concurrent with entering into an indenture for the 5.375% Notes in April 2013, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 5.375% Notes for registered securities with the Securities and Exchange Commission (the SEC) by December 28, 2013.  We filed a registration statement on Form S-4 with the SEC on April 4, 2013, which became effective on April 16, 2013.  An exchange offer was launched on May 23, 2013 to exchange the unregistered 5.375% Notes with the holders for 5.375% Notes registered under the Securities Act of 1933.  The exchange offer was completed on June 28, 2013 with 100% of the $600.0 million 5.375% Senior Unsecured Notes due 2021 tendered in the exchange offer.

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

9.25% Convertible Senior Notes

Effective October 12, 2013, we redeemed all of the outstanding 9.25% Senior Secured Second Lien Notes, representing $500.0 million in aggregate principal amount.  Upon the redemption, along with the principal, we paid the accrued and unpaid interest and a make whole premium of $25.4 million, for a total of $546.1 million paid to noteholders.  We expect to record a loss on extinguishment of $43.1 million in the fourth quarter of 2013 related to this redemption.

4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, Due 2027

In September 2013, 100% of the outstanding 4.875% Convertible Senior Notes, due in 2018 (the 4.875% Notes), representing aggregate principal of $5.7 million, were converted into 388,632 shares of Class A Common Stock, as permitted under the indenture, resulting in an increase in additional paid-in capital of $7.3 million, net of income taxes.

In October 2013, 100% of the outstanding 3.0% Convertible Senior Notes, due in 2027 (the 3.0% Notes), representing aggregate principal of $5.4 million, were converted and settled fully in cash of $10.5 million, as permitted under the indenture.  As the original terms of the indenture included a cash conversion feature, the effective settlement of the liability and equity components will be accounted for separately.  We expect the redemption of the liability component to result in a $0.9 million gain on extinguishment, and the redemption of the equity component will be recorded as a reduction in additional paid-in capital, net of taxes.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (Numerator)
Income from continuing operations	$30,551	$26,477	$60,022	$85,736
Income impact of assumed conversion of the 4.875% Notes, net of taxes	—	45	—	135
Net (income) loss attributable to noncontrolling interests included in continuing operations	(309)	(107)	(415)	106
Numerator for diluted earnings per common share from continuing operations available to common shareholders	30,242	26,415	59,607	85,977
Income (loss) from discontinued operations, net of taxes	6,100	(125)	11,558	(178)
Numerator for diluted earnings available to common shareholders	$36,342	$26,290	$71,165	$85,799

Shares (Denominator)
Weighted-average common shares outstanding	99,473	81,081	90,982	80,990
Dilutive effect of stock settled appreciation rights, restricted stock awards and outstanding stock options	766	44	567	23
Dilutive effect of 4.875% Notes	—	254	—	254
Weighted-average common and common equivalent shares outstanding	100,239	81,379	91,549	81,267

Potentially dilutive securities representing zero and 1.4 million shares of common stock for the three months ended September 30, 2013 and 2012, respectively, and zero and 1.5 million shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the increase in share price during the quarter ending September 30, 2013.

The diluted effect of the 3.0% Notes are excluded from diluted earnings available to common shareholders and the weighted-average common and common equivalent shares outstanding, for the three and nine month periods ended September 30, 2013, due to the conversion of the 3.0% Notes on September 20, 2013 and settled in cash on October 24, 2013.  The dilutive effect of the 3.0% Notes would have had affected diluted earnings per share by less than $0.01, for the three and nine month periods ended September 30, 2013.  See Note 4. Notes Payable and Commercial Bank Financing for further discussion.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million and $1.2 million for the three months ended September 30, 2013 and 2012 and $3.8 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Bay TV.  In January 1999, we entered into an LMA with Bay TV, which owns the television station WTTA-TV in the Tampa / St. Petersburg, Florida market.  Each of our controlling shareholders owns a substantial portion of the equity of Bay TV and collectively they have a controlling interest.  On December 1, 2012, we purchased substantially all of the assets of Bay TV for

$40.0 million. Our board of directors obtained a fairness opinion on the purchase price from a third party valuation firm. Concurrent with the acquisition, our LMA with Bay TV was terminated. Payments made to Bay TV were $2.9 million, $2.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We received $0.5 million for the year ended December 31, 2010 from Bay TV for certain equipment leases which expired on November 1, 2010. The LMA with Bay TV has been approved pursuant to the current related person transaction policy.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.3 million and $0.6 million for the three and nine months ended September 30, 2013, respectively.  We incurred $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.

Cunningham Broadcasting Corporation.  As of September 30, 2013, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; and WDBB-TV Birmingham, Alabama (collectively, the Cunningham Stations).  In addition to these Cunningham stations, Cunningham purchased the license assets of KDBC-TV, El Paso, TX which is managed by another party under a JSA agreement, in July 2013 for $21.0 million.  On October 1, 2013, we purchased the station from Cunningham for $21.0 million.

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  As of September 30, 2013, our controlling shareholders own approximately 4.4% of the total capital stock of Cunningham, none of which have voting rights.  The remaining amount of non-voting stock is owned by trusts established for the benefit of the children of our controlling shareholders.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We have options from the trusts, which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham. We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries.

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

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station.  An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility.  The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we are obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase.  The remaining purchase price as of September 30, 2013 was approximately $57.1 million.

Additionally, we reimbursed Cunningham for 100% of its operating costs, and paid Cunningham a monthly payment of $50,000 through December 2012 as an LMA fee.

We made payments to Cunningham under these LMAs and other agreements of $2.3 million and $4.0 million for the three months ended September 30, 2013 and 2012 respectively, and $6.8 million and $11.9 million for the nine months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013 and 2012, Cunningham’s stations provided us with approximately $24.5 million and $25.5 million, respectively, and approximately $75.7 million and $73.5 million for the nine months ended September 30, 2013 and 2012, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.  Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licenses.  As of September 30, 2013, Cunningham was the sole material third-party licensee.  In connection with the October Amendment of our Bank Credit Agreement (see Note 4. Notes Payable and Commercial Bank Financing), certain terms changed resulting in Cunningham no longer being considered a material third party licensee.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive. We received payments for advertising time totaling less than $0.1 million for each of the three months ended September 30, 2013 and 2012. We received payments for advertising time totaling $0.1 million and $0.1for the nine months ended September 30, 2013 and 2012, respectively. We paid $0.2 million and $1.1 million for vehicles and related vehicle services from Atlantic Automotive for the three and nine months ended September 30, 2013, respectively, and paid $0.5 million and $1.1 million for the three and nine months ended September 30, 2012. Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures, and began occupying the space in June 2012.  Atlantic Automotive paid $0.3 million and $0.7 million in rent during the three and nine months ended September 30, 2013, respectively. Atlantic Automotive made no rent payments during the nine months ended June 30, 2012.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD.  Total rent received under these leases was less than $0.1 million for each of the three months ended September 30, 2013 and 2012. Total rent received under these leases was less than $0.2 million and less than $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD. We received under this lease less than $0.1 million for the three and nine months ending September 30, 2013.

Thomas & Libowitz P.A.  A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis, is the son of a former member of the Board of Directors, Basil A. Thomas.  We paid fees of $0.3 million to Thomas & Libowitz for each of the three months ended September 30, 2013 and 2012.  For the nine months ended September 30, 2013 and 2012, we paid fees of $1.3 million and $0.7 million, respectively, to Thomas & Libowitz.

7.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Excluding discontinued operations, our broadcast segment includes stations in 58 markets located throughout the continental United States. The operating results of WLAJ-TV and WLWC-TV, which were sold effective March 1, 2013 and April 1, 2013, respectively, are classified as discontinued operations and are not included in our consolidated results of continuing operations for the nine months ended September 30, 2013 and 2012. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Our Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $171.7 million and $171.2 million of intercompany loans between the broadcast segment, operating divisions and corporate as of September 30, 2013 and 2012, respectively.  We had $5.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the both three months ended September 30, 2013, and 2012, respectively.   For the nine months ended September 30, 2013 and 2012, we had $15.0 million and $14.9 million, respectively, in intercompany interest expense.  Intercompany loans and interest expense are excluded from the tables below.  All other intercompany transactions are immaterial.

Financial information for our operating segments are included in the following tables for the periods presented (in thousands):

For the three months ended September 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$323,681	$14,963	$—	$338,644
Depreciation of property and equipment	16,579	481	348	17,408
Amortization of definite-lived intangible assets and other assets	15,851	1,317	—	17,168
Amortization of program contract costs and net realizable value adjustments	19,229	—	—	19,229
General and administrative overhead expenses	14,633	576	900	16,109
Operating income (loss)	74,210	(113)	(1,249)	72,848
Interest expense	—	846	39,021	39,867
Income from equity and cost method investments	—	1,571	—	1,571
Assets	3,303,838	306,204	7,631	3,617,673

For the three months ended September 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$246,202	$12,512	$—	$258,714
Depreciation of property and equipment	11,864	380	382	12,626
Amortization of definite-lived intangible assets and other assets	9,556	1,006	—	10,562
Amortization of program contract costs and net realizable value adjustments	14,296	—	—	14,296
General and administrative overhead expenses	7,325	215	746	8,286
Operating income (loss)	78,988	538	(1,128)	78,398
Interest expense	—	962	34,332	35,294
Income from equity and cost method investments	—	1,919	—	1,919

For the nine months ended September 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$896,153	$39,263	$—	$935,416
Depreciation of property and equipment	44,739	1,330	1,039	47,108
Amortization of definite-lived intangible assets and other assets	45,089	3,638	—	48,727
Amortization of program contract costs and net realizable value adjustments	56,746	—	—	56,746
General and administrative overhead expenses	34,991	1,136	2,679	38,806
Operating income (loss)	224,652	(150)	(3,718)	220,784
Interest expense	—	2,385	120,644	123,029
Income from equity and cost method investments	—	115	—	115

For the nine months ended September 30, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$693,553	$38,609	$—	$732,162
Depreciation of property and equipment	31,768	1,115	1,148	34,031
Amortization of definite-lived intangible assets and other assets	23,021	3,354	—	26,375
Amortization of program contract costs and net realizable value adjustments	43,565	—	—	43,565
General and administrative overhead expenses	21,932	1,130	2,104	25,166
Operating income (loss)	213,618	(172)	(3,265)	210,181
Interest expense	—	2,517	89,484	92,001
Income from equity and cost method investments	—	8,343	—	8,343

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

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
9.25% Senior Second Lien Notes due 2017	$491,709	$531,875	$490,517	$552,500
8.375% Senior Notes due 2018	235,129	237,506	234,853	265,886
6.125% Senior Unsecured Notes due 2022	500,000	503,125	500,000	533,125
5.375% Senior Unsecured Notes due 2021	600,000	574,500	—	—
Term Loan A	55,000	54,753	263,875	262,556
Term Loan B	398,000	394,178	580,850	589,125
Deerfield Bank Credit Facility	24,694	24,898	19,950	19,950

Not included in the table above are the fair values and carrying values for our 3.0% Notes, which as discussed further in Note 4.  Notes Payable and Commercial Bank Financing, were converted and settled in cash in October 2013 for $10.5 million. We believe the fair value of 3.0% Notes approximates the carrying value based on discounted cash flows using Level 3 inputs described above, as of December 31, 2012.  The fair values and carrying values of the outstanding amounts under the Cunningham Bank Credit Facility totaling $21.5 million, are also not include in the table above.  The outstanding balance was repaid in full on October 1, 2013.  We believe the fair value approximates the carrying value based on discounted cash flows using Level 2 inputs.

Additionally, Cunningham, one of our consolidated VIEs has investments in marketable securities which are recorded at fair value using Level 1 inputs described above. As of September 30, 2013 and December 31, 2012, $9.0 million and $6.4 million, respectively, were included in other assets in our consolidated balance sheets.

The carrying amounts of working capital items such as, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 8.375% Notes, the 9.25% Notes, and 6.375% Notes (issued October 2013). Our Class A Common Stock, Class B Common Stock, and the 3.0% Notes, as of September 30, 2013, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 9.25% Notes, the 8.375% Notes, and 6.375% Notes (issued in October 2013).  As of September 30, 2013, our consolidated total debt of $2,475 million included $2,380.6 million of debt related to STG and its subsidiaries of which SBG guaranteed $2,338.4 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$194,539	$16,911	$17,544	$—	$228,994
Accounts and other receivables	86	1,733	239,971	9,620	(1,356)	250,054
Other current assets	2,487	8,538	81,134	12,446	(1,971)	102,634
Assets held for sale	—	—	5,900	—	—	5,900
Total current assets	2,573	204,810	343,916	39,610	(3,327)	587,582

Property and equipment, net	5,284	11,008	380,973	123,359	(7,242)	513,382

Investment in consolidated subsidiaries	378,899	2,098,135	2,783	—	(2,479,817)	—
Restricted cash — long-term	—	38,933	222	2,102	—	41,257
Other long-term assets	80,396	474,993	78,519	118,092	(492,074)	259,926
Total other long-term assets	459,295	2,612,061	81,524	120,194	(2,971,891)	301,183

Goodwill and other intangible assets	—	—	2,113,626	176,899	(74,999)	2,215,526

Total assets	$467,152	$2,827,879	$2,920,039	$460,062	$(3,057,459)	$3,617,673

Accounts payable and accrued liabilities	$200	$89,341	$111,616	$14,354	$(320)	$215,191
Current portion of long-term debt	536	4,665	967	10,454	—	16,622
Current portion of affiliate long-term debt	1,254	—	1,017	720	(720)	2,271
Other current liabilities	938	—	95,595	10,070	24	106,627
Total current liabilities	2,928	94,006	209,195	35,598	(1,016)	340,711

Long-term debt	6,076	2,275,837	35,965	118,508	—	2,436,386
Affiliate long-term debt	5,306	—	14,314	283,097	(283,098)	19,619
Other liabilities	44,321	28,381	563,579	110,021	(341,583)	404,719
Total liabilities	58,631	2,398,224	823,053	547,224	(625,697)	3,201,435

Total Sinclair Broadcast Group equity (deficit)	408,521	429,655	2,096,986	(94,879)	(2,431,762)	408,521

Noncontrolling interests in consolidated subsidiaries	—	—	—	7,717	—	7,717
Total liabilities and equity (deficit)	$467,152	$2,827,879	$2,920,039	$460,062	$(3,057,459)	$3,617,673

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$7,230	$199	$15,436	$—	$22,865
Accounts and other receivables	152	907	175,837	7,622	(622)	183,896
Other current assets	2,821	2,342	56,522	9,028	(3,383)	67,330
Assets held for sale	—	—	30,357	—	—	30,357
Total current assets	2,973	10,479	262,915	32,086	(4,005)	304,448

Property and equipment, net	6,315	8,938	321,873	113,454	(10,867)	439,713

Investment in consolidated subsidiaries	—	1,636,504	1,956	—	(1,638,460)	—
Restricted cash — long term	—	2	223	—	—	225
Other long-term assets	84,055	375,687	60,114	112,757	(429,862)	202,751
Total other long-term assets	84,055	2,012,193	62,293	112,757	(2,068,322)	202,976

Goodwill and other intangible assets	—	—	1,706,646	153,961	(78,047)	1,782,560

Total assets	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

Accounts payable and accrued liabilities	$326	$61,165	$83,049	$9,379	$(102)	$153,817
Current portion of long-term debt	483	31,113	800	15,226	—	47,622
Current portion of affiliate long-term debt	1,102	—	602	433	(433)	1,704
Other current liabilities	—	—	96,288	8,871	(3,099)	102,060
Liabilities held for sale	—	—	2,397	—	—	2,397
Total current liabilities	1,911	92,278	183,136	33,909	(3,634)	307,600

Long-term debt	12,502	2,088,586	36,705	73,073	—	2,210,866
Affiliate long-term debt	6,303	—	6,884	267,521	(267,521)	13,187
Dividends in excess of investment in consolidated subsidiaries	178,869	—	—	—	(178,869)	—
Other liabilities	10,708	2,509	491,845	103,007	(309,972)	298,097
Total liabilities	210,293	2,183,373	718,570	477,510	(759,996)	2,829,750

Total Sinclair Broadcast Group shareholders’ (deficit) equity	(116,950)	(151,763)	1,635,157	(82,149)	(1,401,245)	(116,950)

Noncontrolling interests in consolidated subsidiaries	—	—	—	16,897	—	16,897
Total liabilities and equity (deficit)	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$319,767	$32,970	$(14,093)	$338,644

Program and production	—	112	99,186	13,870	(14,229)	98,939
Selling, general and administrative	901	14,712	64,300	2,386	(75)	82,224
Depreciation, amortization and other operating expenses	348	629	68,820	19,143	(4,307)	84,633
Total operating expenses	1,249	15,453	232,306	35,399	(18,611)	265,796

Operating (loss) income	(1,249)	(15,453)	87,461	(2,429)	4,518	72,848

Equity in earnings of consolidated subsidiaries	40,547	55,128	60	—	(95,735)	—
Interest expense	(203)	(37,123)	(1,269)	(6,538)	5,266	(39,867)
Other income (expense)	996	6,772	(6,710)	1,085	(84)	2,059
Total other income (expense)	41,340	24,777	(7,919)	(5,453)	(90,553)	(37,808)

Income tax benefit (provision)	(3,749)	16,667	(22,236)	929	3,900	(4,489)
Income from discontinued operations	—	6,108	(8)	—	—	6,100
Net income (loss)	36,342	32,099	57,298	(6,953)	(82,135)	36,651
Net income attributable to the noncontrolling interests	—	—	—	(309)	—	(309)
Net income (loss) attributable to Sinclair Broadcast Group	$36,342	$32,099	$57,298	$(7,262)	$(82,135)	$36,342
Comprehensive income (loss)	$36,613	$32,061	$57,298	$(7,262)	$(82,097)	$36,613

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$246,531	$14,364	$(2,181)	$258,714

Program and production	—	278	63,777	(1)	(2,349)	61,705
Selling, general and administrative	746	13,157	36,720	908	(76)	51,455
Depreciation, amortization and other operating expenses	382	618	53,819	12,508	(171)	67,156
Total operating expenses	1,128	14,053	154,316	13,415	(2,596)	180,316

Operating (loss) income	(1,128)	(14,053)	92,215	949	415	78,398

Equity in earnings of consolidated subsidiaries	26,435	50,171	—	—	(76,606)	—
Interest expense	(341)	(32,560)	(1,291)	(6,352)	5,250	(35,294)
Other income (expense)	869	43	40	1,597	(83)	2,466
Total other income (expense)	26,963	17,654	(1,251)	(4,755)	(71,439)	(32,828)

Income tax benefit (provision)	326	19,872	(39,396)	105	—	(19,093)
(Loss) income from discontinued operations	84	(68)	(141)	—	—	(125)
Net income (loss)	26,245	23,405	51,427	(3,701)	(71,024)	26,352
Net income attributable to the noncontrolling interests	—	—	—	(107)	—	(107)
Net income (loss) attributable to Sinclair Broadcast Group	$26,245	$23,405	$51,427	$(3,808)	$(71,024)	$26,245
Comprehensive income (loss)	$26,409	$23,462	$51,427	$(3,808)	$(71,081)	$26,409

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$887,489	$90,402	$(42,475)	$935,416

Program and production	—	207	269,360	28,489	(32,990)	265,066
Selling, general and administrative	2,679	34,840	167,654	14,627	(9,644)	210,156
Depreciation, amortization and other operating expenses	1,038	1,558	186,926	50,691	(803)	239,410
Total operating expenses	3,717	36,605	623,940	93,801	(43,437)	714,632

Operating (loss) income	(3,717)	(36,605)	263,549	(3,405)	962	220,784

Equity in earnings of consolidated subsidiaries	76,623	164,370	—	—	(240,993)	—
Interest expense	(903)	(115,115)	(3,607)	(19,027)	15,623	(123,029)
Other income (expense)	3,029	3,141	(19,433)	4,990	(6,468)	(14,741)
Total other income (expense)	78,749	52,396	(23,040)	(14,037)	(231,838)	(137,770)

Income tax (provision) benefit	(3,867)	47,645	(73,267)	2,597	3,900	(22,992)
Income from discontinued operations	—	11,063	495	—	—	11,558
Net income (loss)	71,165	74,499	167,737	(14,845)	(226,976)	71,580
Net income attributable to the noncontrolling interests	—	—	—	(415)	—	(415)
Net income (loss) attributable to Sinclair Broadcast Group	$71,165	$74,499	$167,737	$(15,260)	$(226,976)	$71,165
Comprehensive income (loss)	$71,464	$74,383	$167,737	$(15,260)	$(226,860)	$71,464

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$694,520	$44,179	$(6,537)	$732,162

Program and production	—	291	190,169	158	(6,520)	184,098
Selling, general and administrative	2,117	38,720	102,075	2,999	(283)	145,628
Depreciation, amortization and other operating expenses	1,148	1,282	150,636	39,636	(447)	192,255
Total operating expenses	3,265	40,293	442,880	42,793	(7,250)	521,981

Operating (loss) income	(3,265)	(40,293)	251,640	1,386	713	210,181

Equity in earnings of consolidated subsidiaries	86,991	156,249	—	—	(243,240)	—
Interest expense	(999)	(84,277)	(3,695)	(18,651)	15,621	(92,001)
Other income (expense)	2,192	53	85	7,751	(340)	9,741
Total other income (expense)	88,184	72,025	(3,610)	(10,900)	(227,959)	(82,260)

Income tax benefit (provision)	745	38,414	(88,485)	7,141	—	(42,185)
(Loss) income from discontinued operations	—	(202)	24	—	—	(178)
Net income (loss)	85,664	69,944	159,569	(2,373)	(227,246)	85,558
Net loss attributable to the noncontrolling interests	—	—	—	106	—	106
Net income (loss) attributable to Sinclair Broadcast Group	$85,664	$69,944	$159,569	$(2,267)	$(227,246)	$85,664
Comprehensive income	$85,804	$70,190	$159,569	$(2,267)	$(227,492)	$85,804

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(3,042)	$(66,985)	$208,126	$(816)	$13,356	$150,639
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,253)	(21,109)	(5,414)	—	(28,776)
Payments for acquisitions of television stations	—	—	(495,440)	—	—	(495,440)
Payments for acquisitions in other operating divisions	—	—	—	(4,650)	—	(4,650)
Purchase of alarm monitoring contracts	—	—	1,114	(13,042)	—	(11,928)
Proceeds from sale of broadcast assets	—	—	27,992	—	—	27,992
Decrease in restricted cash	—	(38,930)	—	(2,102)	—	(41,032)
Other, net	1,648	—	4,454	1,898	(10,908)	(2,908)
Net cash flows (used in) from investing activities	1,648	(41,183)	(482,989)	(23,310)	(10,908)	(556,742)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,146,789	—	52,026	—	1,198,815
Repayments of notes payable, commercial bank financing and capital leases	(234)	(985,755)	(802)	(11,294)	—	(998,085)
Proceeds from the sale of common stock	472,400	—	—	—	—	472,400
Dividends paid on Class A and Class B Common Stock	(41,938)	—	235	—	(235)	(41,938)
Increase (decrease) in intercompany payables	(429,664)	154,648	292,696	(4,549)	(13,131)	—
Other, net	830	(20,205)	(554)	(9,949)	10,918	(18,960)
Net cash flows (used in) from financing activities	1,394	295,477	291,575	26,234	(2,448)	612,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	187,309	16,712	2,108	—	206,129
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$194,539	$16,911	$17,544	$—	$228,994

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(460)	$(75,408)	$228,829	$9,428	$915	$163,304
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,458)	(25,624)	(2,075)	—	(30,157)
Payments for acquisitions of television stations	—	—	(590,917)	—	—	(590,917)
Purchase of alarm monitoring contracts	—	—	—	(7,343)	—	(7,343)
Decrease in restricted cash	—	15,849	—	—	—	15,849
Other, net	740	—	63	2,502	—	3,305
Net cash flows (used in) from investing activities	740	13,391	(616,478)	(6,916)	—	(609,263)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	596,275	—	19.432	—	615,707
Repayments of notes payable, commercial bank financing and capital leases	(308)	(79,077)	(458)	(16,002)	—	(95,845)
Dividends paid on Class A and Class B Common Stock	(31,646)	—	—	—	401	(31,245)
Increase (decrease) in intercompany payables	32,087	(435,595)	389,771	15,053	(1,316)	—
Other, net	(413)	(8,364)	(1,489)	(734)	—	(11,000)
Net cash flows (used in) from financing activities	(280)	73,239	387,824	17,749	(915)	477,617

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	11,222	175	20,261	—	31,658
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$11,410	$488	$32,727	$—	$44,625

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

•                  the effect of the proposal from the FCC affecting the television station ownership rules, including the elimination of the available discount to apply to UHF stations versus VHF stations (the UHF Discount), when determining the maximum national audience reach of 39%;

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations Data:
Net broadcast revenues (a)	$303,028	$225,023	$835,223	$633,493
Revenues realized from station barter arrangements	20,653	21,179	60,930	60,060
Other operating divisions revenues	14,963	12,512	39,263	38,609
Total revenues	338,644	258,714	935,416	732,162

Station production expenses	98,939	61,705	265,066	184,098
Station selling, general and administrative expenses	66,115	43,169	171,350	120,462
Expenses recognized from station barter arrangements	18,082	19,300	53,478	55,119
Amortization of program contract costs and net realizable value adjustments	19,229	14,296	56,746	43,565
Depreciation and amortization expenses (b)	17,408	12,626	33,351	34,031
Other operating divisions expenses	12,746	10,372	47,108	33,165
Corporate general and administrative expenses	16,109	8,286	38,806	25,166
Amortization of definite-lived intangible assets	17,168	10,562	48,727	26,375
Operating income	72,848	78,398	220,784	210,181

Interest expense and amortization of debt discount and deferred financing costs	(39,867)	(35,294)	(123,029)	(92,001)
Loss from extinguishment of debt	—	—	(16,283)	(335)
Income from equity and cost method investees	1,571	1,919	115	8,343
Other income, net	488	547	1,427	1,733
Income from continuing operations before income taxes	35,040	45,570	83,014	127,921
Income tax provision	(4,489)	(19,093)	(22,992)	(42,185)
Income from continuing operations	30,551	26,477	60,022	85,736

Income (loss) from discontinued operations, net of taxes	6,100	(125)	11,558	(178)
Net income	36,651	26,352	71,580	85,558
Net (income) loss attributable to the noncontrolling interests	(309)	(107)	(415)	106
Net income attributable to Sinclair Broadcast Group	$36,342	$26,245	$71,165	$85,664

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.30	$0.33	$0.66	$1.06
Basic earnings per share	$0.37	$0.33	$0.78	$1.06
Diluted earnings per share from continuing operations	$0.30	$0.33	$0.65	$1.06
Diluted earnings per share	$0.36	$0.32	$0.78	$1.05

Balance Sheet Data:	September 30, 2013	December 31, 2012

Cash and cash equivalents	$228,994	$22,865
Total assets	$3,617,673	$2,729,697
Total debt (c)	$2,474,898	$2,273,379
Total equity (deficit)	$416,238	$(100,053)

(a)   Net broadcast revenues are defined as broadcast revenues, net of agency commissions.

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

Executive Overview — financial events since June 30, 2013.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2013 and 2012, including comparisons between quarters and expectations for the three months ended December 31, 2013.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and nine months ended September 30, 2013.

EXECUTIVE OVERVIEW

Third Quarter 2013 Events

•                  In July 2013, we entered into a definitive agreement to purchase the stock of Perpetual Corporation and the equity interest of Charleston Television, LLC, both owned and controlled by the Allbritton family (Allbritton), for an aggregate purchase price of $985.0 million. The Allbritton stations consist of seven ABC network affiliated television stations and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington D.C. metropolitan area. The transaction is expected to close late in the first quarter of 2014 or early in the second quarter of 2014, subject to approval of the FCC, antitrust clearance, and other customary closing conditions. We expect to fund the purchase price at closing through additional borrowings under our bank credit facility.  Additionally, to comply with FCC local television ownership rules, we expect to sell the license and certain related assets of existing stations in Birmingham, AL — WABM (MNT) and WTTO (CW), Harrisburg/Lancaster/Lebanon/York, PA — WHP (CBS), and Charleston, SC — WMMP (MNT) and to provide sales and other non-programming support services to each of these stations pursuant to customary shared services and joint sales agreements.

•                  In August 2013, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on September 13, 2013, to the holders of record at the close of business on August 30, 2013.

•                  Effective August 8, 2013, we completed the merger with Fisher Communications, Inc. for an acquisition price of $373.2 million. Fisher owned twenty television stations in eight markets, plus two simulcasts, and four radio stations in the Seattle market.

•                  In September 2013, we entered into a definitive agreement to purchase the broadcast assets of eight television stations owned by New Age Media located in three markets, for an aggregate purchase price of $90.0 million. The transaction is expected to close in the first quarter of 2014, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.  We expect to fund the purchase price through cash on hand or a delayed draw under our bank credit agreement. Additionally, Wilkes/Barre/Scranton, PA — WSWB, Tallahassee, FL — WTLH and WTLF and Gainesville, FL — WMBW will be purchased by a  third party; we will continue to provide sales and other non-programming support services to each of these stations, pursuant to customary share services and joint sales agreements.

•                  Effective September 30, 2013, we completed the acquisition of two stations (KMEG and KPTH in Sioux City, IA) for $17.3 million plus $0.7 million of working capital adjustments. The acquired stations were part of a definitive agreement entered into with TTBG in June 2013.

•                  In September 2013, 100% of the outstanding 4.875% Notes, representing principal of $5.7 million, were converted into 388,632 shares of Class A Common Stock, as permitted under the indenture.

Other Events

•                  In October 2013, we completed the purchase of certain stock and assets of four television stations owned by TTBG, LLC for $98.0 million and will provide sales and other services to two stations.

•                  In October 2013, we acquired the stock of the entity which owns KDBC (FOX) in El Paso, Texas for $21.0 million.  A third party continues to provide sales and other related services pursuant to JSA agreement.

•                  In October 2013, we completed the purchase of the non-license assets of WPFO (FOX) in Portland, Maine for $13.6 million and will provide sales and other services to the station.

•                  In October 2013, we issued $350.0 million aggregate principal amount of 6.375% Senior Unsecured Notes, due 2021 (the 6.375% Notes). The 6.375% Notes were priced at 100% of their par value and will bear interest at a rate of 6.375% per annum payable semi-annually on May 1 and November 1, commencing May 1, 2014. The Notes mature on November 1, 2021 and are guaranteed by Sinclair and certain of its subsidiaries. See Note 4 Notes Payable and Commercial Bank Financing for more information.

•                  In October 2013, we used the proceeds from the issuance of the 6.375% Notes to redeem the $500 million aggregate principal amount of 9.25% Notes.

•                  In October 2013, we amended our bank credit agreement (October Amendment). Pursuant to the October Amendment, we raised an additional $450 million of incremental loans, which consisted of $200 million in incremental delayed draw term loan A loans, maturing April 2018 and priced at LIBOR plus 2.25%; and $250.0 million in incremental term loan B loans, maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%. In addition, we obtained an additional $57.5 million of capacity under our revolving line of credit maturing April 2018. The terms loans are expected to be used to fund acquisitions and for general corporate purposes. We also amended certain other terms of our Bank Credit Agreement. See Note 4. Notes Payable and Commercial Bank Financing for more information.

•                  In October 2013, 100% of the outstanding 3.0% Notes, representing principal of $5.4 million, were converted and settled fully in cash of $10.5 million, as permitted under the indenture.

•                  In November 2013, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on December 13, 2013, to the holders of record at the close of business on November 29, 2013.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Newport Television (Newport) as of December 1, 2012 (acquisition date), Cox Media Group (Cox) as of May 1, 2013 (acquisition date), Fisher Communications (Fisher) as of August 8, 2013, and six other television stations during the year ended 2012 and 2013 are included in our results of our continuing operations for the three months ended September 30, 2013.  Our results of our continuing operations for the nine months ended September 30, 2013 include the acquisitions listed above and Freedom as of April 1, 2012 (acquisition date).  We determined that the operating results of WLAJ-TV and WLWC-TV’s should be classified as discontinued operations and therefore the results are not included in our consolidated results of continuing operations for the three and nine months ended September 30, 2013 and 2012.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2013 and 2012 refer to the three months ended September 30, 2013 and 2012, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30, and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating divisions and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
Local revenues:
Non-political	$238.1	$152.8	55.8%	$658.1	$463.2	42.1%
Political	0.2	2.7	(a)	0.5	5.1	(a)
Total local	238.3	155.5	53.2%	658.6	468.3	40.6%
National revenues:
Non-political	62.2	44.4	40.1%	172.0	127.5	34.9%
Political	2.5	25.1	(a)	4.6	37.7	(a)
Total national	64.7	69.5	(6.9)%	176.6	165.2	6.9%
Total net broadcast revenues	$303.3	$225.0	34.7%	$835.2	$633.5	31.8%

(a)          Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $78.0 million when comparing the third quarter 2013 to the same period in 2012, of which $82.5 million was related to stations acquired after the third quarter of 2012. The remaining decrease is primarily the result of lower political revenues since political revenue is typically higher in election years, such as 2012.  These decreases were partially offset by an increase in retransmission revenues from multichannel video programming distributors (MVPD), and advertising revenues in automotive, food / grocery, media and service sectors. Excluding the stations acquired after the third quarter of 2012, automotive, which typically is our largest category, represented 25.8% of net time sales for the three months ended September 30, 2013.  Net broadcast revenues increased $201.7 million when compared to the nine months ended September 30, 2013 to the same period in 2012, of which $199.6 million was related to acquired stations not included in the same period in 2012. The remaining increase for the nine month period is primarily due to an increase in retransmission revenues from MVPDs and advertising revenues in automotive, food / grocery, and media sectors. These increases were partially offset by decreases in the political, paid programming, school and restaurant sectors. Excluding the stations acquired after the third quarter of 2012, automotive, which typically is our largest category, represented 24.6% of net time sales for the nine months ended September 30, 2013.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended September 30,		Net Time Sales Percent	Percent of Net Time Sales for the Nine months ended September 30,		Net Time Sales Percent
	Stations (a)	2013	2012	Change	2013	2012	Change
FOX	33	30.7%	35.2%	4.3%	32.1%	38.1%	2.7%
ABC	13	19.6%	20.2%	16.3%	17.7%	19.2%	12.3%
MyNetworkTV	21	11.3%	13.3%	1.3%	11.2%	13.4%	1.6%
The CW	16	10.3%	11.2%	9.9%	11.2%	11.6%	17.8%
CBS	21	20.1%	19.0%	26.8%	21.4%	16.5%	58.2%
NBC	8	6.7%	0.6%	1,212.0%	5.5%	0.5%	1,152.8%
Digital	(b)	1.2%	0.5%	197.7%	0.7%	0.4%	102.4%
Other	7	0.1%	0.1%	(3.3)%	0.2%	0.1%	181.7%
Total	119

(a)          During the nine months ended September 30, 2013, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 30 stations with the following network affiliation or program service arrangements: FOX (2 stations in the second quarter, and 3 in the third quarter), NBC (2 stations in the second quarter and 3 in the third quarter), MyNetworkTV (2 stations in the second quarter), CBS (10 stations in the third quarter), Univision (5 stations in the third quarter), ABC (2 stations in the third quarter), and the CW (one station in the third quarter). During 2012, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 20 stations with the following network affiliation or program service arrangements: CBS (five stations in the second quarter and two stations in the fourth quarter), NBC (two stations in the fourth quarter), FOX (four stations in the fourth quarter), ABC (one station in the second quarter and one station in the fourth quarter), CW (one station in the second quarter and two stations in the fourth quarter), MyNetworkTV (one station in the fourth quarter), Other (one station in the fourth quarter). We reclassified the results of operations of WLAJ-TV, an ABC station acquired in the second quarter and WLWC-TV, a CW station acquired in the first quarter, as discontinued operations as discussed in Note 1. Summary of Significant Accounting Policies and therefore the net time sales of WLAJ-TV and WLWC-TV are not included in the percentages above and are excluded from the number of stations.

(b)         We broadcast programming from network affiliations or program service arrangements with CBS (rebroadcasted content from other primary channels within the same markets), The CW, MyNetworkTV, This TV, ME TV, Weather Radar, The Weather Authority Network, Retro TV, Live Well Network, Antenna TV, Bounce Network, The Country Network, Azteca, Telemundo and Estrella on additional channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues decreased by $25.1 million to $2.7 million for the third quarter 2013 when compared to the same period in 2012.  For the nine months ended September 30, 2013, political revenues decreased by $37.6 million to $5.1 million when compared to the same period in 2012.  Political revenues are typically higher in election years such as 2012.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $85.3 million for the third quarter 2013 when compared to the same period in 2012, of which $63.8 million was related to the stations acquired after the third quarter of 2012. Excluding political revenues, our local broadcast revenues were up $194.9 million for the nine months ended September 30, 2013 compared to the same period in 2012, of which $155.6 million related to the acquired stations not included in the same period in 2012. The remaining increase, for both the three and nine month periods, is primarily due to an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues, excluding stations acquired after the first quarter of 2012, due to a decline in advertising revenues from the restaurants and direct response sectors partially offset by an increase in the automotive, fast food, and furniture sectors and a change in networks for the Super Bowl programming from NBC to CBS.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $17.8 million for the third quarter 2013 when compared to the same period in 2012, of which $17.5 million was related to the stations acquired after the third quarter of 2012. For the nine months ended September 30, 2013, when compared to the same period in 2012, our national broadcast revenues, excluding political revenues, were up $44.5, of which $42.1 million related to acquired stations not included in the same period in 2012.  Advertising revenues, excluding political and excluding stations acquired after the first quarter of 2012, decreased in the fast food, paid programming and telecommunication sectors and increased in the automotive, grocery and media sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change			Percent Change
	2013	2012	Increase	2013	2012	Increase

Station production expenses	$98.9	$61.7	60.3%	$265.1	$184.1	44.0%
Station selling, general and administrative expenses	$66.1	$43.2	53.0%	$171.4	$120.5	42.3%
Amortization of program contract costs and net realizable value adjustments	$19.2	$14.3	34.3%	$56.7	$43.6	30.0%
Corporate general and administrative expenses	$14.6	$7.3	100.0%	$35.0	$21.9	59.8%
Depreciation and amortization expenses	$32.4	$21.4	51.4%	$89.8	$54.8	63.9%

Station production expenses.  Station production expenses increased $37.2 million during the third quarter of 2013 as compared to the same period in 2012, of which $28.3 million related to the stations acquired after the third quarter of 2012.  Station production expenses increased $81.0 million during the nine months ended September 30, 2013 as compared to the same period in 2012, of which $64.7 million related to stations not included in the same period in 2012. The remaining increases for both the three and nine month periods are primarily due to an increase in fees pursuant to network affiliation agreements, partially offset by a reduction in rating service fees.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $22.9 million during the third quarter 2013 compared to the same period in 2012, of which $21.4 million related to the stations acquired after the third quarter of 2012. The remaining increase for the three month period is primarily due to an increase in compensation, health insurance, and franchise tax expense, and a settlement payment upon termination of a contract with Inergize that we had assumed in the acquisition of Newport stations. Station selling, general and administrative expenses increased $50.9 million for the nine months ended September 30, 2013 compared to the same period in 2012, of which $47.0 million related to the acquired stations not included in the same period in 2012.  The remaining increase for the nine month period is primarily due to an increase in compensation and health insurance.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $4.9 million during the third quarter of 2013 compared to the same period in 2012, of which $3.7 million related to stations acquired after the third quarter of 2012.  The amortization of program contract costs increased $13.1 million for the nine months ended September 30, 2013 compared to the same period in 2012, of which $9.7 million related to the acquired stations not included in the same period in 2012. The remaining increase is due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $11.0 million during the third quarter of 2013 compared to the same period in 2012, of which $13.5 million related to stations acquired after the third quarter of 2012.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $35.0 million for the nine months ended September 30, 2013 compared to the same period in 2012, of which $36.2 million related to acquired stations not included in the same period in 2012.  The remaining decreases for both the three and nine month periods are due to assets becoming fully depreciated and amortized.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $2.5 million to $15.0 million during the third quarter 2013 compared to $12.5 million during the same period in 2012.  For the nine months ended September 30, 2013, revenues for our other operating divisions increased $0.7 million to $39.3 million compared to $38.6 million during the same period in 2012.  Expenses of our other operating divisions including operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, increased $2.3 million to $12.7 million during the third quarter 2013 compared to $10.4 million during the same period in 2012.  For the nine months ended September 30, 2013, these expenses increased $0.2 million to $33.4 million compared to $33.2 million during the same period in 2012.  The increases in both revenue and expenses relate primarily to the increases in revenue of several investments in other operating divisions.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations, within other operating divisions.  During the three months ended September 30, 2013, we recorded income of $1.0 million related to our real estate ventures and income of $0.6 million related to certain private investment funds.  During the nine months ended September 30, 2012, we recorded a loss of $1.3 million related to our real estate ventures and income of $1.4 million related to certain private investment funds, partially offset by a $0.4 million impairment charge related to one of the investments within one of the funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change (Increase/			Percent Change (Increase/
	2013	2012	(Decrease))	2013	2012	(Decrease))
Corporate general and administrative expenses	$0.9	$0.7	28.6%	$2.7	$2.1	28.6%
Interest expense	$39.0	$34.3	13.7%	$120.6	$89.5	34.7%
Loss from extinguishment of debt	$—	$—	—	$(16.3)	$(0.3)	nm
Income tax provision	$(4.5)	$(19.1)	(76.4)%	$(23.0)	$(42.2)	(45.5)%

nm – not meaningful

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

Corporate general and administrative expenses increased by $7.5 million and $13.6 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  During the three months ended September 30, 2013, we recorded $4.3 million of one-time severance changes in connection with the Fisher acquisition.  The remaining increases are primarily due to higher stock based compensation, higher salaries and benefits as a result of an increase in headcount related to recent acquisitions, and other acquisition-related costs.

We expect corporate general and administrative expenses to decrease slightly in the fourth quarter of 2013 compared to third quarter of 2013.

Interest expense.  Interest expense has increased primarily due to the issuance of $500 million of 6.125% Notes, in the fourth quarter of 2012 and the issuance of $600.0 million of 5.375% Notes in the second quarter of 2013 where by proceeds were used to pay down loans issued under our bank credit agreement which currently has a lower variable rate.  See Liquidity and Capital Resources for more information.

Loss from extinguishment of debt. During the nine months ending September 30, 2013 we recognized a loss on extinguishment of debt of $16.3 million related to the amendment and restatement of our Bank Credit Agreement.  During the nine months ended September 30, 2012, we drew down on our incremental borrowing for the Four Points acquisition and wrote off a portion of our deferred financing costs and discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

Income tax (provision) benefit.  The effective tax rate for the three months ended September 30, 2013 including the effects of the noncontrolling interest was a provision of 12.9% as compared to a provision of 42.0% during the same period in 2012.  The effective tax rate for the nine months ended September 30, 2013 including the effects of the noncontrolling interest was a provision of 27.8% as compared to a provision of 33.0% during the same period in 2012.  The decrease in the effective tax rate for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is primarily due to the following discrete items recorded in three months ended September 30, 2013: 1) a release of a valuation allowance related to state net operating loss (NOL) carryforwards of $5.3 million, net of taxes, due to a law change in a state tax jurisdiction, effective for years beginning after December 31, 2014, which we expect will significantly increase the forecasted future taxable income attributable to that state and result in utilization of the state NOL carryforwards and 2) a $2.2 million adjustment to the income tax provision upon finalization of the 2012 federal income tax return, primarily related to higher than originally projected available income tax deductions.  Additionally, the effective tax rate for the nine months ended September 30, 2012 includes the effect a release of a valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham as the weight of all available evidence supported realization of the deferred tax assets.

As previously discussed above under Note 1. Nature of Operations and Summary of Significant Accounting Policies, during the three months ended September 30, 2013, we reduced our liability for unrecognized tax benefits by $6.1 million related to discontinued operations, as we now believe that it is more likely than not that our previously unrecognized state tax position would be sustained upon review of the state tax authority, based on new information obtained during the period.  Additionally, during the second quarter of 2013, we reduced our liability for unrecognized tax benefits by $5.1 million related to discontinued operations, upon the application of limits under an available state administrative practice exception.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $229.0 million in cash and cash equivalent balances and net working capital of approximately $246.9 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of September 30, 2013, we had $97.5 million of borrowing capacity available on our Revolving Credit Facility.  During October 2013, the borrowing capacity was increased by $57.5 million to $157.5 million.

In April 2013, we issued $600.0 million of senior unsecured notes with a maturity date of April 1, 2021 that bear interest at a rate of 5.375% per year.  The net proceeds were used to pay down outstanding indebtedness under our bank credit facility including outstanding amounts under the revolving credit facility.

In April 2013, we amended and restated our existing bank credit facility and replaced our existing term loans with a new $500.0 million Term Loan A priced at LIBOR plus 2.25% and due April 2018 and a new $400.0 million Term Loan B priced at LIBOR plus 2.25% with a 0.75% LIBOR floor due April 2020.  We also increased the capacity on our Revolving Credit Facility from $97.5 million to $100.0 million. The net proceeds were used to fund acquisitions and for general corporate purposes. Due to timing related to the closing and funding of the acquisitions, approximately $445.0 million of the new Term Loan A was drawn on a delayed basis on October 1, 2013.

In May 2013, we issued 18.0 million shares of Class A Common Stock for net proceeds of $472.4 million.  The net proceeds were used to fund acquisitions in the third quarter 2013.

In September 2013, 100% of the outstanding 4.875% Notes, representing principal of $5.7 million, were converted into 388,632 shares of Class A Common Stock, as permitted under the indenture.

In October 2013, 100% of the outstanding 3.0% Notes, representing principal of $5.4 million, were converted and settled fully in cash of $10.5 million, as permitted under the indenture.

In October 2013, we raised incremental term loans and revolving commitments and amended certain terms of our bank credit facility.  We raised and additional $450.0 million incremental term loans, which consisted of $200.0 million in incremental delayed draw Term Loan A loans priced at LIBOR plus 2.25%, and $250.0 million in incremental Term Loan B loans priced at LIBOR plus 2.25% with a 0.75% LIBOR floor.

During October 2013, we issued $350.0 million aggregate principal amount of 6.375% Notes. The net proceeds for the 6.375% Notes, together with cash on hand was used to redeem remaining outstanding 9.25% Notes, representing $500.0 million in aggregate principal.  Upon the redemption, along with the principal, we paid the accrued and unpaid interest and a make whole premium of $25.4 million, for a total of $546.1 million. We expect to record a loss on extinguishment of $43.1 million in the fourth quarter of 2013 related to this redemption.

We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and general committed incremental term loan capacity under our amended and restated bank credit agreement million will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  We anticipate raising additional funds for our pending acquisitions.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash flows from operating activities	$97.3	$83.0	$150.6	$163.3

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(11.6)	$(11.7)	$(28.8)	$(30.2)
Payments for acquisition of television stations	(399.3)	—	(495.4)	(590.9)
Payments for acquisitions in other operating divisions	—	—	(4.7)	—
Investments is equity and cost method investees	(6.8)	—	(10.2)	—
Purchase of alarm monitoring contracts	(5.6)	(1.7)	(11.9)	(7.3)
Proceeds from sale of broadcast assets	—	—	28.0	—
(Increase) decrease in restricted cash	(7.4)	(42.7)	(41.0)	15.8
Other, net	0.6	3.2	7.3	3.3
Net cash flows used in from investing activities	$(430.1)	$(52.9)	$(556.7)	$(609.3)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$36.5	$60.6	$1,198.8	$615.7
Repayments of notes payable, commercial bank financing and capital leases	(6.4)	(62.5)	(998.1)	(95.8)
Proceeds from the issuance of common stock	—	—	472.4	—
Dividends paid on Class A and Class B Common Stock	(15.0)	(12.0)	(41.9)	(31.2)
Noncontrolling interests (distributions) contributions	(0.2)	(0.3)	(9.9)	(0.7)
Other, net	(3.9)	(2.4)	(9.1)	(10.4)
Net cash flows from financing activities	$11.0	$(16.6)	$612.2	$477.6

Operating Activities

Net cash flows from operating activities increased during the third quarter 2013 compared to the same period in 2012.  This is primarily due to receipt of more cash from customers, net of cash payments to vendors which is primarily due to our acquisitions since the same period in 2012, offset by higher program payments.

Net cash flows from operating activities decreased during the nine months ended September 30, 2013 compared to the same period in 2012.  During 2013, we paid higher interest and program payments, partially offset by the receipt of more cash from customers, net of cash payments to vendors which is primarily due to our acquisitions since the same period in 2012.

Investing Activities

Net cash flows used in investing activities increased during the third quarter of 2013 compared to the same period in 2012.  This increase is primarily due to $360.3 million in payments for acquisitions of television stations from Fisher in the third quarter of 2013.  This increase was partially offset by an increase in restricted cash in the third quarter of 2012 related to escrow deposits required for the acquisition of stations from Newport.

Net cash flows used in investing activities decreased during the nine months ended September 30, 2013 compared to the same period in 2012.  This decrease is primarily due to $199.1 million and $385.3 million in payments for acquisitions of television stations from Four Points and Freedom during 2012, respectively, compared to the $96.2 million and $360.3 million in payments for acquisitions of television stations from Cox and Fisher during 2013, respectively.  During 2013, we made escrow deposits of $41.0 million primarily relating to the pending acquisitions of Barrington, TTBG, and New Age. During 2012, $58.5 million of restricted cash was used to fund the acquisition of the Four Points and Freedom stations. This decrease was partially offset by proceeds from the sale of the assets of WLAJ-TV and WLWC-TV.

Financing Activities

Net cash flows from financing activities increased in the third quarter 2013 compared to the same period in 2012.  This increase was primarily due to a loan by a consolidated variable interest entity, and decreased repayments of debt compared to the same period in 2012, partially offset by a decrease in borrowing activity of our revolver balance as compared to the same period in 2012.  During the third quarter of 2013, a higher quarterly stock dividend was paid of $15.0 million compared to $12.0 million during the same period in 2012, due to the issuance of 18.0 million shares of common stock in April and May 2013.

Net cash flows from financing activities decreased during the nine months ended September 30, 2013 compared to the same period in 2012.  During 2013, we issued $600.0 million of senior unsecured notes, and issued 18.0 million shares of Class A Common Stock for net proceeds of $472.4 million, offset by net decreases of $208.9 million of our Term Loan A $189.7 million of our Term Loan B, and repayments on our revolver of $48.0 million.  In the second quarter of 2012, we drew $530.0 million of incremental loans to fund the acquisition of television stations from Four Points and Freedom.  During the nine months ended September 30, 2013, a higher quarterly stock dividend was paid of $41.9 million compared to $31.2 million during the same period in 2012, due to the issuance of 18.0 million shares of common stock in April and May 2013.

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

CONTRACTUAL CASH OBLIGATIONS

As of September 30, 2013, material changes to the contractual cash obligations were as follows:

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

In September 2013, 100% of the outstanding 4.875% Convertible Senior Notes, due in 2018 (the 4.875%), representing principal of $5.7 million, we converted into 388,632 shares of Class A Common Stock, as permitted under the indenture,

In October 2013, we issued $350 million of senior unsecured notes with a maturity date of November 1, 2021 that bear interest at a rate of 6.375% per year, which proceeds, along with cash on hand, was used to redeem all of the outstanding 9.25% Senior Notes, due 2017, with aggregate principle of $500.0 million.  Also in October 2013, we amended our existing bank credit facility.  Under the amendment, we raised $200.0 million in additional term loan A commitments, for a total of $700.0 million, maturing April 2018, $250.0 million in additional term loan B commitments, for a total of $650.0 million, maturing April 2020, and $57.5 million in additional commitments under the revolving credit facility of our Bank Credit Agreement (the ‘‘Revolver’’), for a total of $157.5 million, maturing April 2018.

In October 2013, 100% of the outstanding 3.0% Convertible Senior Notes, due in 2027 (the 3.0% Notes), representing principal of $5.4 million, were converted and settled fully in cash of $10.5 million, as permitted under the indenture.  As the original terms of the indenture include a cash conversion feature, the effective settlement of the liability and equity components will be accounted for separately.

We have entered into asset and stock purchase agreements with an aggregate purchase price of approximately $1,601 million, less amounts to be paid by third parties and working capital adjustments.  We expect these acquisitions to close within the next six months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2013.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1*

Purchase Agreement, dated as of July 28, 2013, among Barbara B. Allbritton, Robert L. Allbritton, The Estate of Joe L. Allbritton, Barbara B. Allbritton 2008 Marital Trust, Robert Lewis Allbritton 1996 Trust, Allholdco, Inc. and Sinclair Television Group, Inc., with respect to the acquisition of Perpetual Corporation and Charleston Television, LLC

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

* Sinclair Broadcast Group, Inc. hereby agrees to furnish supplementally a copy of omitted schedules and exhibits to the Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 2013.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1*

Purchase Agreement, dated as of July 28, 2013, among Barbara B. Allbritton, Robert L. Allbritton, The Estate of Joe L. Allbritton, Barbara B. Allbritton 2008 Marital Trust, Robert Lewis Allbritton 1996 Trust, Allholdco, Inc. andSinclair Television Group, Inc., with respect to the acquisition of Perpetual Corporation and Charleston Television, LLC

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