Form 10-K
period 2013-12-31
SINCLAIR BROADCAST GROUP INC
filed 2014-03-03
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing sales price of $29.37 per share as of June 28, 2013, the aggregate market value of the voting common equity of the Registrant held by non-affiliates was approximately $2,132.8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 24, 2014
Class A Common Stock	71,998,554
Class B Common Stock	26,028,357

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

•                  competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers such and other print and media outlets serving in the same markets;

•                  availability and cost of programming and the continued volatility of networks and syndicators that provide us with programming content;

•                  the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the auctioning and potential reallocation of our broadcasting spectrum;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations (including regulations relating to Joints Sales Agreements (JSA) and Shared Services Agreements (SSA)), indecency regulations, retransmission fee regulations and political or other advertising restrictions;

•                  labor disputes and legislation and other union activity associated with film, acting, writing and other guilds and professional sports leagues;

•                  the broadcasting community’s ability to create and adopt a new transmission standard, as well as viable mobile digital broadcast television (mobile DTV) strategy and platform and the consumer’s appetite for mobile television;

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

PART I

ITEM 1.            BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than most other commercial broadcasting groups in the United States.  As of March 1, 2014, we own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide sales services and other non-programming operating services pursuant to contracts to 149 television stations in 71 markets.  For the purpose of this report, these 149 stations are referred to as “our” stations.

Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (39 stations); CBS (25 stations); ABC (19 stations); NBC (16 stations); The CW (23 stations); MyNetworkTV (20 stations; not a network affiliation; however, it is branded as such); Univision (5 stations), Azteca (1 station) and one independent station.  In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with CBS, ABC, and NBC (certain signals are rebroadcasted content from other primary channels within the same market), FOX, The CW, MyNetworkTV, This TV, ME TV, Weather Radar, Weather Nation, Live Well Network, Antenna TV, Bounce Network, Zuus Country Network, Retro TV, Estrella TV, MundoFox, Tele-Romantica, Inmigrante TV, Azteca and Telemundo.  Refer to our Markets and Stations table later in this Item 1 for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary station channels consists of network provided programs, news produced locally, local sporting events, programming from program service arrangements, syndicated entertainment programs and other locally produced programs such as Ring of Honor wrestling, a franchise we acquired in 2011.  We produce news at 84 stations in 47 markets, including one station where we produce news pursuant to a local news sharing arrangement with a competitive station in that market.  We have 16 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third party television producers.  See Operating Strategy later in this Item 1 for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 711 sales account executives and local sales managers company-wide.

We also earn revenue from our retransmission consent agreements through payments from MVPDs in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our broadcast signal and is typically based on the number of subscribers they have.

Our operating results are subject to cyclical fluctuations from political advertising.  Political spending has been significantly higher in the even-number years due to the cyclicality of political elections.  In addition, every four years, political spending is typically elevated further due to the advertising preceding the presidential election.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  Additionally, our operating results are impacted by the number and importance of individual race, and issues discussed.  We believe political advertising will continue to be a strong advertising category in our industry, particularly in light of the 2010 United States Supreme Court decision in Citizens United v. Federal Election Commission in which the Supreme Court ruled that federal laws limiting issue advocacy by for-profit and non-profit corporations was unconstitutional.  With increased spending by Political Action Committees (PACs), including so-called Super PACs and as political-activism around social, political, economic and environmental causes continues to draw attention, political advertising levels may increase further.

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

We have one reportable operating segment: “broadcast.” Our broadcast segment includes our television stations and the four radio stations we acquired from Fisher Communications, Inc.  We also earned revenues in 2013 from sign design and fabrication, regional security alarm operating and bulk acquisitions, manufacturing and service of broadcasting antennas and transmitters, real estate ventures and a wrestling programming franchise, which we refer to as our “Other Operating Divisions.”  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Our Other Operating Divisions and Corporate are not reportable segments.  See Note 13. Segment Data, in the Notes to our Consolidated Financial Statements for more information regarding our operating segments.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

TELEVISION BROADCASTING

Markets and Stations

As of December 31, 2013, we own and operate, provide programming services to, provide sales services to or have agreed to acquire the following television stations:

Market	Market Rank (a)	Stations in Market	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Seattle/Tacoma, WA	13	2	KOMO KUNS KOMO KUNS	Primary Primary Second Second	O&O O&O	ABC Univision This TV MundoFox	3 of 9 8 of 9	2/01/15
Tampa/St. Petersburg, Florida	14	1	WTTA	Primary	O&O	MNT	7 of 9	2/01/13 (f)
Minneapolis/St. Paul, Minnesota	15	1	WUCW WUCW	Primary Second	O&O	CW Zuus Country	6 of 7	4/01/14
St. Louis, Missouri	21	1	KDNL KDNL	Primary Second	O&O	ABC Zuus Country	4 of 7	2/01/14
Portland, Oregon	22	3	KATU KUNP/ KUNP-LD KATU KUNP	Primary Primary Second Second	O&O O&O	ABC Univision ME TV MundoFox	1 of 8 8 of 8	2/01/15 2/01/15
Pittsburgh, PA	23	2	WPGH WPMY WPGH	Primary Primary Second	O&O O&O	FOX MNT Zuus Country	4 of 7 6 of 7	8/01/15 8/01/15
Raleigh/Durham, North Carolina	24	2	WLFL WRDC WLFL	Primary Primary Second	O&O O&O	CW MNT Zuus Country	5 of 7 6 of 7	12/01/04 (e) 12/01/04 (e)
Baltimore, Maryland	27	3	WBFF WUTB WNUV WBFF WUTB WBFF	Primary Primary Primary Second Second Third	O&O JSA/SSA(h) LMA(g)	FOX MNT CW This TV Bounce Network Zuus Country	3 of 6 5 of 6 6 of 6	10/01/04 (e) 10/01/12 (e) 10/01/12 (f)
Nashville, Tennessee	29	3	WZTV WUXP WNAB WNAB	Primary Primary Primary Second	O&O O&O JSA/SSA(h)	FOX MNT CW Zuus Country	4 of 7 5 of 7 6 of 7	8/01/13 (f) 8/01/13 (f) 8/01/21
Columbus, Ohio	32	3	WSYX WTTE WWHO WSYX	Primary Primary Primary Second	O&O LMA(g) JSA/SSA(h)	ABC FOX CW This TV and MNT	2 of 7 4 of 7 5 of 7	10/01/13 (f) 10/01/05 (e) 10/01/13 (e)
Salt Lake City/St. George, Utah	33	3	KUTV KMYU KENV(j) KUTV KMYU	Primary Primary Primary Second Second	O&O O&O JSA/SSA(h)	CBS MNT NBC MNT CBS	1 of 8 7 of 8 8 of 8	10/01/14 10/01/14 10/01/14
Milwaukee, Wisconsin	34	2	WVTV WCGV WCGV	Primary Primary Second	O&O O&O	CW MNT Zuus Country	7 of 9 8 of 9	12/01/13 (f) 12/01/05 (e)
Cincinnati, Ohio	35	2	WKRC WSTR WKRC	Primary Primary Second	O&O JSA/SSA(h)	CBS MNT CW	1 of 7 5 of 7	10/01/13 (f) 10/01/21
San Antonio, Texas	36	3	WOAI KABB KMYS KABB WOAI	Primary Primary Primary Second Second	O&O O&O JSA/SSA(h)	NBC FOX CW Zuus Country Live Well Network	3 of 6 4 of 6 5 of 6	8/01/14 8/01/14 8/01/14
Asheville, North Carolina/ Greenville/Spartanburg/ Anderson, South Carolina	37	2	WLOS WMYA WLOS WMYA	Primary Primary Second Second	O&O LMA(g)	ABC MNT MNT Zuus Country	3 of 7 5 of 7	12/01/04 (e) 12/01/04 (e)

Market	Market Rank (a)	Stations in Market	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
West Palm Beach/Fort Pierce, Florida	38	4	WPEC WTVX WTCN-CA WWHB-CA WPEC WPEC WTVX WTVX	Primary Primary Primary Primary Second Third Second Third	O&O O&O O&O O&O	CBS CW MNT Azteca(k) CBS Weather Radar Azteca(k) MNT	3 of 6 5 of 6 6 of 6 Not available	2/01/13 (f) 2/01/13 (f) 2/01/13 (f) 2/01/13 (f)
Grand Rapids/Kalamazoo, Michigan	39	1	WWMT WWMT	Primary Second	O&O	CBS CW	1 of 6	10/01/13(f)
Austin, Texas	40	1	KEYE KEYE	Primary Second	O&O	CBS Telemundo	3 of 6	8/01/14
Oklahoma City, Oklahoma	41	2	KOKH KOCB KOKH	Primary Primary Second	O&O O&O	FOX CW Zuus Country	4 of 7 5 of 7	6/01/14 6/01/14
Las Vegas, Nevada	42	2	KVMY KVCW KVMY KVCW KVCW	Primary Primary Second Second Third	O&O O&O	MNT CW Estrella TV This TV Zuus Country	4 of 6 5 of 6	10/01/14 10/01/14
Harrisburg/Lancaster/ Lebanon/York, Pennsylvania	43	2	WHP WLYH WHP WLYH	Primary Primary Second Second	O&O LMA(g)	CBS CW MNT Live Well Network	2 of 7 5 of 7	8/01/15 8/01/07(e)
Birmingham, Alabama	44	3	WTTO WABM WDBB WTTO WDBB	Primary Primary Primary Second Second	O&O O&O LMA(g)	CW MNT CW Zuus Country Zuus Country	5 of 7 6 of 7 5 of 7	4/01/05 (e) 4/01/21 4/01/21
Norfolk, Virginia	45	1	WTVZ WTVZ	Primary Second	O&O	MNT Zuus Country	6 of 7	10/01/12 (f)
Greensboro/Winston- Salem/Highpoint, North Carolina	46	2	WXLV WMYV WXLV	Primary Primary Second	O&O O&O	ABC MNT Zuus Country	4 of 6 5 of 6	12/01/04 (e) 12/01/04 (e)
Buffalo, New York	52	2	WUTV WNYO WUTV	Primary Primary Second	O&O O&O	FOX MNT Zuus Country	4 of 6 6 of 6	6/01/15 6/01/15
Fresno/Visalia, California	55	3	KMPH/ KMPH-CD KFRE KMPH KFRE	Primary Primary Second Second	O&O O&O	FOX CW This TV Estrella TV	3 of 11 7 of 11	12/01/14 12/01/14 12/01/14
Richmond, Virginia	57	1	WRLH WRLH	Primary Second	O&O	FOX This TV and MNT	4 of 6	10/01/12 (f)
Albany, New York	58	2	WRGB WCWN WRGB WCWN	Primary Primary Second Second	O&O O&O	CBS CW This TV CBS	1 of 6 5 of 6	6/01/15 6/01/15
Mobile, Alabama/ Pensacola, Florida	59	4	WEAR WPMI WJTC WFGX WEAR WPMI	Primary Primary Primary Primary Second Second	O&O JSA/SSA(h) JSA/SSA(h) O&O	ABC NBC IND MNT Zuus Country Weather Nation	2 of 7 4 of 7 5 of 7 7 of 7	2/01/13 (f) 4/01/13 (e) 2/01/13 (f) 2/01/13 (f)
Lexington, Kentucky	63	1	WDKY	Primary	O&O	FOX	3 of 8	8/01/13 (f)

Market	Market Rank (a)	Stations in Market	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Dayton, Ohio	64	2	WKEF WRGT WRGT	Primary Primary Second	O&O LMA(g)	ABC FOX MNT and This TV	3 of 5 4 of 5	10/01/13 (f) 10/01/05 (e)
Charleston/Huntington, West Virginia	65	2	WCHS WVAH WVAH	Primary Primary Second	O&O LMA(g)	ABC FOX Zuus Country	2 of 6 4 of 6	10/01/12 (f) 10/01/04 (e)
Wichita/Hutchinson Plus, Kansas	67	6	KSAS/ KOCW/ KAAS/ KAAS-LP/ KSAS-LP KMTW KSAS KMTW	Primary Primary Second Second	O&O LMA(g)	FOX MNT Antenna TV Zuus Country	4 of 6 6 of 6	6/01/14 6/01/14
Flint/Saginaw/Bay City, Michigan	68	3	WSMH WEYI WBSF WSMH WEYI WSBSF WEYI	Primary Primary Primary Second Second Second Third	O&O JSA/SSA(h) JSA/SSA(h)	FOX NBC CW Zuus Country CW NBC Bounce Network	3 of 6 4 of 6 5 of 6	10/01/13(f) 10/01/21 10/01/21
Des Moines, Iowa	72	1	KDSM KDSM	Primary Second	O&O	FOX Zuus Country	4 of 6	2/01/14
Spokane, Washington	73	1	KLEW	Primary	O&O	CBS	Not available	10/01/14
Omaha, Nebraska	74	2	KPTM KXVO KPTM KXVO KPTM	Primary Primary Second Second Third	O&O LMA(g)	FOX CW This TV and MNT This TV Estrella TV	4 of 7 5 of 7	6/01/14 6/01/06(e)
Toledo, Ohio	76	1	WNWO WNWO	Primary Second	O&O	NBC Retro TV	3 of 6	10/01/21
Columbia, South Carolina	77	1	WACH	Primary	O&O	FOX	4 of 6	12/01/20
Rochester, New York	78	2	WHAM WUHF WHAM	Primary Primary Second	JSA/SSA(h) JSA/SSA(i)	ABC FOX CW	2 of 5 4 of 5	6/01/15 6/01/15
Portland, Maine	80	2	WGME WPFO	Primary Primary	O&O JSA/SSA(h)	CBS FOX	2 of 6 4 of 6	4/01/15 4/01/07(f)
Cape Girardeau, Missouri/ Paducah, Kentucky	81	2	KBSI WDKA KBSI WDKA	Primary Primary Second Second	O&O LMA(g)	FOX MNT MNT Zuus Country	4 of 6 5 of 6	2/01/14 8/01/21
Madison, Wisconsin	83	1	WMSN WMSN	Primary Second	O&O	FOX Zuus Country	4 of 5	12/01/13 (f)
Springfield/Champaign/ Decatur, Illinois	84	5	WICS/ WICD WRSP/ WCCU WBUI WICS WRSP WCCU WBUI	Primary Primary Primary Second Second Second Second	O&O JSA/SSA(h) JSA/SSA(h)	ABC FOX CW Zuus Country ME TV ME TV This TV	3 of 6 4 of 6 6 of 6	12/01/05 (e) 12/01/13 (f) 12/01/13 (f) 12/01/13 (f)
Syracuse, New York	85	3	WSTM WTVH WSTQ-LP WSTM WSTM	Primary Primary Primary Second Third	O&O JSA/SSA(h)O&O	NBC CBS CW CW Local News & Weather	2 of 6 3 of 6 6 of 6	6/01/15 6/01/15 6/01/15
Harlingen/Weslaco/ Brownsville/McAllen,TX	86	1	KGBT KGBT	Primary Second	O&O	CBS Inmigrante TV	5 of 16	8/01/14
Chattanooga, Tennessee	87	1	WTVC WTVC	Primary Second	O&O	ABC This TV	1 of 6	8/01/13 (f)

Market	Market Rank (a)	Stations in Market	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Colorado Springs, Colorado	89	2	KXRM KXTU-LD KXRM KXTU-LD	Primary Primary Second Second	O&O O&O	FOX CW CW MundoFox	4 of 6 5 of 6	8/01/14 8/01/14
Cedar Rapids, Iowa	90	2	KGAN KFXA KFXA	Primary Primary Second	O&O JSA/SSA(h)	CBS FOX Zuus Country	3 of 4 4 of 4	2/01/14 2/01/14
El Paso, Texas	91	2	KFOX KDBC KFOX KDBC KDBC	Primary Primary Second Second Third	O&O JSA/SSA(i)	FOX CBS Retro TV This TV and MNT Tele-Romantica	3 of 6 4 of 6	8/01/14 8/01/14
Charleston, South Carolina	95	2	WTAT WMMP WMMP	Primary Primary Second	LMA(g) O&O	FOX MNT Zuus Country	4 of 6 5 of 6	12/01/04 (e) 12/01/04 (e)
Myrtle Beach/Florence, SC	102	2	WPDE WWMB WPDE WWMB	Primary Primary Second Second	O&O LMA(g)	ABC CW Local News & Weather CW	2 of 6 5 of 6	12/01/20 12/01/20
Johnstown/Altoona, PA	103	1	WJAC WJAC	Primary Second	O&O	NBC ME TV	2 of 5	8/01/15
Tallahassee, Florida	106	1	WTWC WTWC	Primary Second	O&O	NBC Zuus Country	3 of 6	2/01/13 (f)
Reno, Nevada	107	3	KRNV KRXI KAME KRXI KAME KRNV	Primary Primary Primary Second Second Second	JSA/SSA(h)O&O LMA(g)	NBC FOX MNT Retro TV ME TV This TV	2 of 6 4 of 6 5 of 6	10/01/14 10/01/14 10/01/14
Boise, Idaho	110	2	KBOI KYUU-LD	Primary Primary	O&O O&O	CBS CW	2 of 6 6 of 6	10/01/14 10/01/14
Peoria/Bloomington, Illinois	117	1	WHOI WHOI	Primary Second	JSA/SSA(i)	ABC CW	3 of 6	12/01/21
Traverse City/Cadillac, MI	119	4	WPBN/ WTOM WGTU/ WGTQ WPBN/ WTOM WGTU/ WGTQ	Primary Primary Second Second	O&O JSA/SSA(h)	NBC ABC ABC NBC	2 of 4 4 of 4	10/01/21 10/01/21
Eugene, Oregon	121	6	KVAL/ KCBY/ KPIC KMTR/ KMCB/ KTCW KVAL KMTR	Primary Primary Second Second	O&O JSA/SSA(h)	CBS NBC This TV CW	1 of 5 3 of 5	2/01/15 2/01/15
Yakima/Pasco/Richland/Kennewick, Washington	124	4	KIMA/ KEPR KUNW-CD/ KVVK-CD KIMA	Primary Primary Second	O&O O&O	CBS Univision CW	1 of 6 5 of 6	2/01/15 2/01/15
Bakersfield, California	127	2	KBAK KBFX-CD KBFX-CD	Primary Primary Second	O&O O&O	CBS FOX This TV	2 of 6 5 of 6	12/01/14 12/01/14

Market	Market Rank (a)	Stations in Market	Stations	Channel	Status (b)	Network/ Program Service Arrangement (c)	Station Rank in Market (d)	Expiration Date of FCC License
Amarillo, Texas	130	2	KVII KVIH KVII KVIH	Primary Primary Second Second	O&O O&O	ABC CW CW ABC	2 of 8 Not available	8/01/14 10/01/14
Columbia/Jefferson City, Missouri	138	1	KRCG	Primary	O&O	CBS	1 of 6	2/01/14
Medford, Oregon	140	1	KTVL KTVL	Primary Second	O&O	CBS CW	2 of 4	2/01/15
Beaumont, Texas	141	2	KFDM KBTV KFDM KBTV	Primary Primary Second Second	O&O JSA/SSA(h)	CBS FOX CW Bounce Network	1 of 6 3 of 6	8/01/14 8/01/06 (e)
Sioux City, Iowa	147	4	KMEG KPTH/ KPTP-LD/ KBVK-LP KMEG KPTH	Primary Primary Second Second	JSA/SSA(h) O&O	CBS FOX Azteca This TV and MNT	3 of 6 4 of 6	2/01/14 2/01/14
Albany, Georgia	151	1	WFXL WFXL	Primary Second	O&O	FOX Bounce Network	3 of 6	4/01/21
Steubenville, OH / Wheeling, WV	157	1	WTOV WTOV	Primary Second	O&O	NBC ME TV	1 of 4	10/01/13 (f)
Quincy, IL/Hannibal, MO/Keokuk, IA	170	1	KHQA KHQA	Primary Second	O&O	CBS ABC	2 of 5	2/01/14
Marquette, Michigan	180	1	WLUC WLUC	Primary Second	O&O	NBC FOX	1 of 5	10/01/21
Ottumwa, IA/Kirksville, MO	201	1	KTVO KTVO	Primary Second	O&O	ABC CBS	1 of 3	2/01/14

Total television stations		149

(a)         Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of September 2013.

(b)         “O & O” refers to stations that we own and operate.  “LMA” refers to stations to which we provide programming services pursuant to a local marketing agreement.  “JSA/SSA” refers to stations to which we provide or receive sales services pursuant to an outsourcing agreement.

(c)          When we negotiate the terms of our network affiliations or program service arrangements, we negotiate on behalf of all of our stations affiliated with that entity simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements.  A summary of these expiration dates for our primary channels as of December 31, 2013 is as follows:

Network/ Program Service Arrangement	Expiration Date
FOX

Of the 39 agreements, eight agreements expire on June 30, 2014, one agreement expires on June 30, 2015, one agreement expires on June 30, 2016, five agreements expire on June 30, 2017 and twenty-four agreements expire on December 31, 2017.

CBS

Of the 25 agreements, two agreements expire on June 30, 2015, one agreement expires on December 31, 2015, five agreements expire on January 31, 2016, seven agreements expire on February 29, 2016, one agreement expires on March 3, 2016, two agreements expire on June 2, 2016, one agreement on August 31, 2016, one agreement expires December 31, 2016, two agreements expire on April 29, 2017 and three agreements expire on December 31, 2018

ABC

Of the 19 agreements, two agreements expire on August 31, 2014, one agreement expires on December 31, 2014, nine agreements expire on August 31, 2015, one agreement expires on December 31, 2015, three agreements expire on December 31, 2017, and three agreements expire on December 31, 2018

NBC	Of the 16 agreements, nine agreements expire on December 31, 2015, two agreements expire on January 1, 2016, one agreement expires on

January 1, 2017 and four agreements expire on December 31, 2017
CW	Of the 23 agreements, sixteen expire on August 31, 2016, and seven expire at end of the 2015/2016 season.
MNT	All 20 agreements expire in the Fall of 2015
Univision	All five agreements expire on December 31, 2014
Azteca	Agreement expired on February 8, 2013 (k)

(d)         The first number represents the rank of each station in its market and is based upon the November 2013 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2013.  This information is provided to us in a summary report by Franco Research Group.

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

(g)          The license assets for these stations are currently owned by a third party.  We operate these stations under local marketing agreements.

(h)         The license and programming assets for this station are currently owned by a third party. We operate this station under an outsourcing agreement with the third party to provide certain non-programming related sales, operational and administrative services to these stations.

(i)             We have entered into outsourcing agreements with unrelated third parties, under which the unrelated third parties provide certain non-programming related sales, operational and managerial services to these stations.  We continue to own all of the license and program assets of these stations and to program and control each station’s operations.

(j)            KENV-TV is licensed in the Salt Lake City/St. George, Utah DMA, however, the station is a satellite of KRNV-TV in the Reno, Nevada MDA

(k)         The station is continuing to operate under the existing affiliation agreement with Azteca on a temporary basis while we negotiate a new affiliation agreement.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce news at 84 stations in 47 markets, including one station which have a local news sharing agreement with a competitive station in that market.  We have 16 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

Television advertising prices are primarily based on ratings information measured and distributed by Nielsen.  In 2010, the Media Rating Council, an independent organization that monitors rating services, revoked Nielsen’s accreditation in the 154 markets in which Nielsen measures ratings exclusively by its diary methodology.  As of March 1, 2014, approximately 46 of our 71 markets are diary only markets.  For certain markets, including some of our diary only markets, we entered into a contract with Rentrak Corporation, an alternative rating service provider, that uses set-top box television measurements to provide us additional measurement information to the ratings services Nielsen provides.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities.  Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 711 sales account executives and local sales managers company-wide.  Excluding political advertising revenue, 70.2% of our net time sales were local for the year ended December 31, 2013, compared to 70.0% in 2012.  Excluding political, local revenues have increased 40.7% during 2013 versus 2012. Market share survey results reflect that our stations’ share of the local television advertising market increased to 22.2% in 2013 from 19.0% in 2012.  Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming.  We also continuously review the performance of our existing news operations to make sure they are economically viable.  Excluding certain stations acquired during 2013, we have upgraded the majority of our markets to provide high—definition (HD) news programming.  We expect to roll out HD news programming to our remaining news producing markets in the next couple of years.  During 2013, we expanded news in 9 markets and plan to expand our news in an additional 11 markets in 2014.

Our local news initiatives are an important part of our strategy that have resulted in our entering into 17 local news sharing arrangements with other television broadcasters.  We are the provider of news services in one instance while in 16 of our news share arrangements, we are the recipient of services.  We believe in the markets where we have news share arrangements that such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider.  Generally, both parties and the local community are beneficiaries of these arrangements.

Developing New Business.  We are always striving to develop new business models to complement or enhance our existing television broadcast business.  We have developed new ways to bundle online, mobile text messaging and social media advertising with our traditional commercial broadcasting model.  We plan to continue to expand our efforts in this area.  In addition, we are making progress on standardizing and implementing a viable business platform for mobile DTV.  See Mobile Digital Broadcast Television (mobile DTV) section below.  We continue to explore new opportunities and plan to implement new initiatives in 2014.

Retransmission Consent Agreements.  We have retransmission consent agreements with MVPDs, such as cable, satellite and telecommunications operators in our markets.  MVPDs compensate us for the right to retransmit our broadcast signals.  Our successful negotiations with MVPDs have created agreements that now produce meaningful sustainable revenue streams.

Ownership Duopolies and Utilization of Local Marketing Agreements.  We have sought to increase our revenues and improve our margins through the ownership of two stations in a single market, called a duopoly, and by providing programming services pursuant to a LMA to a second station in DMAs where we already own one station.  Duopolies and LMAs allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures.  We also believe these arrangements enable us to air popular programming and contribute to the diversity of programming within each DMA.  Although under the FCC ownership rules released in June 2003 (the 2003 Rules), we would be allowed to continue to program most of the stations with which we have a LMA, in the absence of a waiver, the 2003 Rules would require us to terminate or modify three of our LMAs.  Under the ownership rules established in 2008, we may be required to terminate or modify three more of our LMAs that we executed after November 5, 1996.  We also may be required to terminate or modify three other LMAs that we executed prior to November 5, 1996, if the FCC subsequently initiates a case-by-case review of those LMAs and determines not to extend the grandfathering period.  In connection with our pending acquisition of the Allbritton station in Charleston, the FCC has taken the position that the stay granted by the D.C. Circuit Court of Appeals allowing the continuation of an LMA between us and Cunningham relating to WTAT-TV in that market is no longer effective.  In response to this, we are currently restructuring the relationship with WTAT in order to comply with current ownership rules in the absence of such a stay.  Such restructuring will include a JSA rather than an LMA and further action may subsequently be required as a result of any action the FCC takes with respect to JSAs. See Local Marketing Agreements under the Federal Regulation of Television Broadcasting section below and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Use of Outsourcing Agreements / Joint Sales Agreements (JSAs).  In addition to our LMAs, we have entered into outsourcing agreements in which our stations currently provide non-programming related services such as, sales, operational and managerial services to twenty stations (excluding five satellite stations) in seventeen markets, of which twelve are affiliated with major networks (FOX, ABC, CBS, and NBC) and eight are affiliated with CW, MyNetwork TV, or are independent, and we may seek opportunities for additional outsourcing arrangements.  Additionally, another party provides similar services to three of our stations.  We believe the outsourcing structure allows stations to achieve operational efficiencies and economies of scale, which should improve broadcast cash flow and competitive positions and better serve the viewers in the community.  While television JSAs are not currently “attributable,” as that term is defined by the FCC, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that television JSAs should be attributable. The FCC is also considering the attribution of JSAs as part of its 2010 Quadrennial Regulatory Review of its broadcast ownership rules, released on December 22, 2011.  Press and other reports indicate that the FCC is actively considering implementing new rules which would cause a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station.  Reports indicate that the FCC does not intend to “grandfather” existing JSAs, but rather to require parties to come into compliance with these new rules within a period of between eighteen months and two years.  If the FCC were to enact such a rule we would no longer be able to enter into new transactions utilizing JSAs in the way we have done historically and would need to either terminate our existing JSAs or take action to modify the terms of our JSAs in a manner which complies with any such new rules.  There can be no such assurance that the FCC will take the actions reported to be being considered and we cannot predict with any certainty the impact such rules might have on us until such rules are actually enacted.  See Local Marketing Agreements under the Federal Regulation of Television Broadcasting section below and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  We are airing second and third digital channels comprised of: CBS, ABC, and NBC (certain signals are rebroadcasted content from other primary channels within the same market); FOX; The CW; MyNetworkTV; This TV, independent programming; ME TV; Weather Radar; Weather Nation; Live Well Network, Antenna TV; Bounce Network; Zuus Country; Retro TV; and Estrella TV, Azteca, Tele-Romantica, Inmigrante TV, MundoFox and Telemundo, Spanish-language television networks.  In addition, as noted below, we believe mobile DTV will serve as an additional use of our digital spectrum. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Broadcast Television (mobile DTV).  We are a founding member of the Open Mobile Video Coalition (OMVC) and Mobile500 (M500).  The Open Mobile Video Coalition (OMVC), an alliance of broadcasters dedicated to accelerating the development and rollout of mobile television, has recently integrated functions with the National Association of Broadcasters. With mobile TV, viewers can tune in to live, local news, traffic information, weather, sporting events and entertainment programs from virtually any location — wherever they may be, using a variety of mobile and video devices.

The OMVC, working within the Advanced Television Systems Committee (ATSC), helped to develop a mobile broadcasting standard that allows digital television to be broadcast to numerous mobile devices including smart phones, laptop computers, tablet devices, video screens in vehicles, portable video players and other mobile and portable devices with the addition of a mobile DTV receiver. The ATSC is an international, non-profit organization developing voluntary standards for digital television.

We continue to believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals.  We have installed and are running current mobile DTV services at WSYX-TV, WTTE-TV, WPEC-TV, WKRC-TV and KEYE-TV.  We will continue to gauge our plans on the successes of these markets, and deploy within remaining markets accordingly.

Next Generation Broadcast Platforms (NextGen). Cunningham received FCC approval to test advanced services (including mobile broadcasting and 4K-Ultra High Definition TV) on WNUV-TV in Baltimore. With respect to WNUV-TV, the FCC granted the station authority to operate an experimental facility in order to evaluate the performance of the Next Generation Broadcast capabilities throughout the WNUV-TV service area.

On 26 March 2013 the ATSC announced a Call for Proposals for the “physical layer” of the next-generation broadcast TV standard that in the years ahead could replace the current digital broadcasting systems used in the United States and around the world. The physical layer is the core transmission system that is the basis for any over-the-air broadcast system. The ATSC is an international, non-profit organization developing voluntary standards for digital television.

There are many “Key Goals” for ATSC 3.0. It will be a system that is much more flexible and efficient with spectrum; provide for integration with other delivery technologies, such as mobile; support targeted advertising capabilities; integrate features for delivery of personalized content; bring immersive viewing experiences that would include 4K or Ultra HD as well as advanced audio; include better video compression, most likely using the new MPEG H.265/High Efficiency Video Coding (HEVC) standard; and plans to make the standard more compatible with systems used outside the U.S.

Sinclair, together with Coherent Logix, a specialist in software-defined radio technology, is among the 13 groups that submitted proposals to for the ATSC 3.0 transmission standard. The next-generation ATSC 3.0 broadcast television standard must provide improvements in performance, functionality and efficiency that are significant enough to warrant the challenges of a transition to a new system. The physical layer technologies will provide a foundation for the next terrestrial broadcast system. Robustness of service for devices operating within the ATSC 3.0 service area should exceed that of current ATSC systems and that of cell phone and other wireless devices.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry.  We believe our national reach of over 34.6% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices.  Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff and detailed long-term planning models.

Popular Sporting Events.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and certain other college and high school sports.  We seek to expand our sports broadcasting in DMAs as profitable opportunities arise such as our purchase of the Ring of Honor professional wrestling franchise in May 2011.  Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks.  In addition, our stations that are affiliated with FOX, ABC, CBS and NBC have network arrangements to broadcast certain NBA basketball games, MLB baseball games, NFL football games, NHL hockey games, NASCAR races and PGA golf events, as well as other popular sporting events.

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

Non-broadcast Investments.  We have sought ways to diversify our business and return additional value to our shareholders through investments in non-broadcast based businesses and real estate.  We carry investments in various companies from different industries including sign design and fabrication and security alarm monitoring and bulk acquisition.  In addition, we invest in various real estate ventures including developmental land, operating commercial and multi-family residential real estate properties and apartments.  We also invest in private equity and structured debt / mezzanine financing investment funds.  Currently, operating results from our investments represent a small portion of our overall operating results.  Our ability to make additional investments is limited by the restrictions of our amended senior secured credit facility (Bank Credit Agreement).  Activity related to these investments is included in Other Operating Divisions.

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

All of the stations that we currently own and operate or provide programming services or sales services to, pursuant to Time Brokerage Agreements (sometimes called Local Marketing Agreements (LMAs)), JSAs or other agreements, are presently operating under regular licenses, which expire as to each station on the dates set forth under Television Broadcasting above.  Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed.

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

On July 21, 2005, we filed with the FCC an application to acquire the license and television broadcast assets of WNAB-TV in Nashville, Tennessee.  The Rainbow / PUSH Coalition (Rainbow / PUSH) filed a petition to deny that application and also requested that the FCC initiate a hearing to investigate whether WNAB-TV was improperly operated with WZTV-TV and WUXP-TV, two of our stations located in the same market as WNAB-TV.  The FCC application remains pending and we believe the Rainbow / PUSH petition has no merit.

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

Ownership Matters

General.  The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC.  In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee and compliance with the Communications Act’s limitations on ownership by non-U. S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, aliens).  The FCC has indicated that in order to approve an assignment or transfer of a broadcast license the FCC must make an affirmative determination that the proposed transaction serves the public interest, not merely that the transaction does not violate its rules or shares factual elements with other transactions previously approved by the FCC, and that it may deny a transaction if it determines that the transaction could result in public interest harms by substantially frustrating or impairing the objectives or implementation of the Communications Act or related statutes.

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

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association.  In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.  In August 1999, the FCC revised its attribution and multiple ownership rules and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station.  Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For the purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships.  Debt includes all liabilities whether long-term or short-term.  In addition, LMAs are attributable where a licensee holds an attributable interest in a television station and programs more than 15% of another television station in the same market.

The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by aliens.  The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens.  The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships.  In November 2013, the FCC indicated that it would consider indirect foreign ownership of broadcast licenses in excess of the 25% level on a case-by-case basis.

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately 75.3% as of February 24, 2014 of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

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

In addition, expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules, Department of Justice (DOJ) review and any changes the FCC or Congress may adopt.  On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV JSAs and shared services agreements (SSAs) meaning potentially making JSAs and SSAs count as ownership interests in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  Press and other reports indicate that the FCC is actively considering implementing new rules which would cause a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station.  Reports indicate that the FCC does not intend to “grandfather” existing JSAs, but rather to require parties to come into compliance with these new rules within a period of between eighteen months and two years.  If the FCC were to enact such a rule we would no longer be able to enter into new transactions utilizing JSAs in the way we have done historically and would need to either terminate our existing JSAs or take action to modify the terms of our JSAs in a manner which complies with any such new rules.  There can be no such assurance that the FCC will take the actions reported to be being considered and we cannot predict with any certainty the impact such rules might have on us until such rules are actually enacted.  Any further relaxation of the FCC’s ownership rules may increase the level of competition in one or more markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby may be in a superior position to take advantage of such changes.  Conversely, any such relaxation or invalidation of such rules may provide us the opportunity to expand should we have the resources and find the terms advantageous.

Dual Network Rule.  The four major television networks, FOX, ABC, CBS and NBC, are prohibited, absent a waiver, from merging with each other.  In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control other television networks, such as The CW or program service arrangements, such as MyNetworkTV.

National Ownership Rule.  As of 2004, by statute, the national television viewing audience reach cap is 39%.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Additionally, since historically, very high frequency, or VHF stations (channels 2 through 13) have shared a larger portion of the market than ultra-high frequency, or UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the UHF discount). On September 26, 2013, the FCC initiated a rulemaking seeking comment on whether (a) the FCC has the authority to modify the national ownership rule, including revision or elimination of the UHF discount; (b) the UHF discount should be eliminated; (c) if the UHF discount is eliminated, grandfathering should be accorded where owners of television groups would exceed the 39% national audience cap by virtue of the elimination of the discount; and should a discount for VHF station ownership be adopted.  We cannot predict the outcome of that rulemaking.

All but nine of the stations we own and operate, or to which we provide programming services, are UHF.  Counting all our present stations and pending transactions, we reach over 38% of U. S. television households or 24.3% taking into account the FCC’s UHF discount.

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

Antitrust Regulation.  DOJ and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act and have reviewed matters related to the concentration of ownership within markets (including LMAs and JSAs) even when ownership or the LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations.  The DOJ takes the position that an LMA or JSA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

Local Marketing Agreements

Certain of our stations have entered into what have commonly been referred to as time brokerage agreements or local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

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

In 1999, the FCC established a new local television ownership rule.  LMAs fell under this rule, however, the rule grandfathered LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its subsequent quadrennial reviews.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  For LMAs executed on or after November 5, 1996, the FCC required compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 rules in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), resulting in the exclusion of post-November 5, 1996 LMAs from the 1999 rules.  In 2002, the D.C. Circuit ruled in Sinclair Broadcast Group, Inc. v. F.C.C., 284 F.3d 114 (D.C. Cir. 2002) that the 1999 local television ownership rule was arbitrary and capricious and sent the rule back to the FCC for further refinement.

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

We believe that the following developments regarding the FCC’s digital regulations may have effects on us:

Digital must-carry.  In February 2005, the FCC adopted an order stating that cable television systems are required to carry a must-carry station’s primary video stream but is not required to carry any of the station’s other programming streams in those situations where a station chooses to transmit multiple programming streams.  On September 11, 2007, the FCC adopted an order requiring, after the digital transition, all cable operators to make the primary digital stream of must-carry television stations viewable by all cable subscribers, regardless of whether they are using analog or digital television equipment.  The FCC indicated that it would consider requests for a waiver of this requirement by small cable system operators, where compliance with that requirement would be unduly burdensome.  In March 2008, the FCC adopted an order requiring satellite carriers to carry digital-only stations upon request in markets in which the satellite carriers are providing local-into-local service pursuant to the statutory copyright license.  The FCC also required that satellite carriers carry the HD signals of digital-only stations in HD format if any broadcaster in the same market is carried in HD.  This latter requirement is being implemented over a four-year phase-in period which started in February 2009 and ended February 2013.  Any impairment on viewers’ ability to obtain our digital HD signals retransmitted by satellite in markets in which we operate could result in a loss of viewers for those stations and could negatively impact station revenues. On June 11, 2012, the FCC issued an Order which sunsets the commission’s viewability rules for larger cable systems on December 12, 2012, which requires hybrid, analog-digital cable systems to offer viewers TV broadcast signals in an analog format so that viewers with older analog television sets can continue to receive them.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Our television stations are experimenting with broadcasting on second and third digital channels in accordance with these rules, airing various alternative programming formats.  We are airing second and third digital channels comprised of: CBS, ABC, and NBC (certain signals are rebroadcasted content from other primary channels within the same market); FOX, The CW; MyNetworkTV; This TV, independent programming; ME TV; Weather Radar; Weather Nation; Live Well Network, Antenna TV; Bounce Network; Zuus Country; Retro TV; and Estrella TV, Azteca, Tele-Romantica, Inmigrante TV, MundoFox and Telemundo, Spanish-language television networks..

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

Programming and Operations

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

Localism.  On October 27, 2011, the FCC issued an Order vacating its 2008 decision proposing to update the way television broadcasters inform the public about how they are serving their local communities.  Specifically, the FCC has adopted rules to largely replace the requirement that television stations maintain a paper public file at their main studios with a requirement to submit documents for inclusion in an online public file to be hosted by the FCC.  The new rules took effect on August 2, 2012. On and after August 2, 2012, broadcasters posted to the online public file any new documents that they determined must be placed in the public file.  Broadcasters had six months after August 2, 2012 to post existing documents that were part of the public file prior to August 2, except in the case of the political file.  With respect to the political file only, broadcasters are not required to upload any such documents that were part of their public file prior to August 2. Instead, only newly created political file documents must be uploaded.  In addition, smaller broadcasters not affiliated with the top four networks in the top 50 markets are not required to post their political file documents to their online public file until July 1, 2014. In a related proceeding, on November 14, 2011, the FCC released a Notice of Inquiry regarding the use of a standardized disclosure form for television stations to provide the public with the information on how stations are serving the public interest in an effort to help stations meet their obligation to provide programming that addresses a local community’s needs and interests.

Closed Captioning.  In November 2008, the FCC issued a declaratory ruling clarifying certain closed captioning obligations for stations transmitting digital programming, including the obligation to transmit captions in analog standard after the DTV transition and simplifying the close captioning complaint process for consumers. The 21st Century Communications and Video Accessibility Act (CVAA) requires that all nonexempt full-length video programming delivered over the Internet that first appeared on TV in the United States with captions also be captioned online.  The first compliance deadline for the FCC’s new rules for the closed captioning of video programming delivered via Internet protocol (i.e., IP video), as required by the CVAA, was September 30, 2012.  The effective date of the new rules was April 30, 2012, and all video programming that appeared on television with captions after that date is considered “covered IP video” and will need to be captioned when being shown online in the future. “Video programming” is defined as “programming by, or generally considered comparable to programming provided by a television broadcast station.” Beginning September 30, 2012, all pre-recorded programming not edited for Internet distribution must be captioned for online viewing. Pre-recorded programming is defined as programming other than live or near-live programming.  Beginning March 30, 2013, all live and near-live programming must be captioned for online viewing. Live programming is defined as programming that airs on TV “substantially simultaneously” with its performance (i.e., news and sporting events). Near-live programming is video programming that is performed and recorded less than 24 hours prior to the first time it aired on television (i.e., the “Late Show with David Letterman”).  Beginning September 30, 2013, all pre-recorded programming that is edited for Internet distribution was required to be captioned for online viewing. Programming edited for Internet distribution means video programming for which the TV version is “substantially edited” prior to its Internet distribution.

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

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV JSAs and SSAs meaning potentially making JSAs and SSAs count as an ownership interests in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  Press and other reports indicate that the FCC is actively considering implementing new rules which would cause a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station.  Reports indicate that the FCC does not intend to “grandfather” existing JSAs, but rather to require parties to come into compliance with these new rules within a period of between eighteen months and two years.  If the FCC were to enact such a rule we would no longer be able to enter into new transactions utilizing JSAs in the way we have done historically and would need to either terminate our existing JSAs or take action to modify the terms of our JSAs in a manner which complies with any such new rules.  There can be no such assurance that the FCC will take the actions reported to be being considered and we cannot predict with any certainty the impact such rules might have on us until such rules are actually enacted.

Congress passed legislation providing the FCC with authority to conduct so-called “incentive auctions”, which is the process of auctioning and repurposing broadcast television spectrum for mobile broadband use.  Incentive auction authority allows the FCC to share the proceeds of spectrum auctions with incumbent television station licensees who give up their licenses (or in some cases, move to a different channel) to facilitate spectrum auctions.  The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction.  The FCC would then “repack” non-tendering broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band.  The proposals for television stations to participate in the “incentive auctions” are voluntary and at this time we have not decided whether the company will participate on behalf of any of its stations. On September 28, 2012, the FCC voted in favor of a Notice of Proposed Rulemaking that launches the incentive auction process to clear a portion of the television band that will make way for mobile broadband use. At this time we cannot predict the final outcome of this proceeding.

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

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes.  Additionally, in January 2004, the FCC concluded an auction for licenses operating in the 12 GHz band that can be used to provide multi-channel video programming distribution.  Those licenses were granted in July 2004.  In addition, on March 18, 2008, the FCC concluded an auction for the rights to operate the 700 MHz frequency band that had been used by analog television broadcasters and became available when full power television stations ceased using the spectrum as a result of the digital television transition on June 12, 2009.  The winning bidders were announced on March 20, 2008.  The FCC has indicated that the spectrum may be used for flexible fixed, mobile, and broadcast uses, including fixed and mobile wireless commercial services; fixed and mobile wireless uses for private, internal radio needs; mobile and other new digital broadcast operations; and, may include two-way interactive, cellular, and mobile television broadcasting services. We are unable to predict what other video technologies might be considered in the future or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

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

We believe we compete favorably against other television stations because of our management skill and experience, our ability historically to generate revenue share greater than our audience share, our network affiliations and program service arrangements and our local program acceptance.  In addition, we believe that we benefit from the operation of multiple broadcast properties, affording us certain non-

quantifiable economies of scale and competitive advantages in the purchase of programming.

EMPLOYEES

As of February 24, 2014, we had approximately 6,400 employees.  Approximately 556 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

We rely on sales of advertising time for most of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; however, for the year ended December 31, 2013, automobile advertising represented 25.2% of our net time sales;

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

We have a high level of debt, totaling $3,034.0 million at December 31, 2013, compared to the book value of shareholders’ equity of $405.7 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2013, approximately $1,146.4 million principal amount of our recourse debt relates to the Bank Credit Agreement.

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

Certain of our debt agreements contain cross-default provisions with our other debt, which means that a default under certain of our debt instruments may cause a default under certain indentures or the Bank Credit Agreement.

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

Any insolvency or bankruptcy proceeding relating to material third-party licensees as defined by our Bank Credit Agreement, would cause a default and potential acceleration under the Bank Credit Agreement.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services to pursuant to LMAs and/or other outsourcing agreements and those stations provide 10% or more of our aggregate broadcast cash flows.  A default caused by an involuntary or voluntary petition filed for liquidation, reorganization or other relief of insolvency by a material third-party licensee, or a failure of a material third-party licensee to preserve and maintain its legal existence or any of its material rights, privileges or franchises including its broadcast licenses, would cause an event of default and potential acceleration under our Bank

Credit Agreement. As of December 31, 2013, there were no material third party licensees as defined in our Bank Credit Agreement.

Despite current debt levels, we may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2013, we had $154.5 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement.  Additionally, we have $200.0 million of Term Loan A to be drawn in 2014 to partially fund pending acquisitions. Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

Our strategic acquisitions could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity and the availability of attractive acquisition candidates, with the goal of improving our business.  During 2013, we acquired certain assets related to, and/or equity of entities that own assets related to, and we began operating or providing certain services to 63 television stations.

We may not be able to identify other attractive acquisition targets or we may not be able to fund additional acquisitions in the future.  Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations and could strain our human resources.  We may not be able to successfully implement effective costs controls or increase revenues as a result of an acquisition.  In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

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

Our investments in other operating divisions involve risks, including the diversion of resources, that may adversely affect our business or results of operations.

Our other operating divisions consist of businesses involved in sign design and fabrication, regional security alarm operations, fabrication and service of television broadcast antennas and transmitters, real estate ventures and a wrestling programming franchise and are reported separately from our broadcast segment.  Managing the operations of these businesses and the costs incurred by these businesses involve risks, including the diversion of our management’s attention from managing the operations of our broadcast businesses and diverting other resources that could be used in our broadcast businesses. Such diversion of resources may adversely affect our business and results of operations.  In addition, our investments in real estate ventures carry inherent risks related to owning interests in real property, including, among others, the relative illiquidity of real estate, potential adverse changes in real estate market conditions, and changes in tenant preferences.  There can be no assurance that our investments in these businesses will yield a positive rate of return or otherwise be recoverable.

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

Out of our 135 full power television stations that we own and operate, or to which we provide (or for which we are provided) programming services and/or sales services, 134 are affiliated with networks, as of February 24, 2014.  The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.

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

Our ABC, CBS, FOX, NBC, CW, MyNetworkTV, Azteca, and Univision affiliation agreements acquired in 2012 and 2013 have expirations dates ranging from June 30, 2014, through December 31, 2018.  See footnote (c) in the table under “Business—Television broadcasting—Markets and stations” above.

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

At least annually, we assess our goodwill and broadcast licenses for impairment.  To perform this assessment, we review certain qualitative factors to conclude whether it is more likely than not that goodwill or broadcast licenses are impaired. If we conclude it is more likely than not that goodwill or broadcast licenses are impaired, we estimate the fair value of our reporting units or broadcast licenses using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals. We make certain critical estimates about the future revenue growth rates within each of our markets as well as the discount rates and comparable multiples that would be used by market participants in an arms-length transaction.  If these growth rates or multiples decline, or if the discount rate increases, our goodwill and/or broadcast licenses’ carrying amounts could be in excess of the estimated fair values.  An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations in the future.  As of December 31, 2013, we had approximately $1,380.1 million and $101.0 million of goodwill and broadcast licenses, respectively.  As of December 31, 2013, goodwill and broadcast licenses in aggregate represented 35.7% of our total assets.  For additional information regarding impairments to our goodwill and broadcast licenses, see Note 5. Goodwill, Broadcast Licenses and Other Intangible Assets in the Notes to our Consolidated Financial Statements.

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

The Smiths own businesses that lease real property and tower space to us and engage in other transactions with us.  Trusts established for the benefit of the children of our controlling shareholders and the estate of Carolyn C. Smith, a parent of our controlling shareholders, own Cunningham, which owns television stations in nine markets that we operate under LMAs or other outsourcing agreements.  In addition, we have been granted the rights to acquire, subject to applicable FCC rules and regulations, Cunningham (although the present rules and regulations of the FCC would not allow us to control the stations of Cunningham (the Cunningham Stations) if we continue to hold television stations in the same market as the Cunningham Stations).  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Financial Officer, together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  David Smith owns an interest (less than 3%) in Towson Row LLC, a real estate venture, which we also hold an interest.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 75.3% of the common stock voting rights of us as of February 20, 2014 and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until June 13, 2015.

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

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which would in turn give Cunningham the right to terminate the LMAs and other agreements with Cunningham due to a “change in control.”  Any such terminations would have an adverse effect on our results of operations.  The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See Changes in rules on local marketing agreements in the risk factor below.

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

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that hold a license.  Our FCC licenses and those of the licensees for which we provide services to pursuant to LMAs, JSAs, SSAs, and other outsourcing agreements are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

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

Changes in rules on television ownership

Congress passed a bill requiring the FCC to establish a national audience reach cap of 39% that was signed into law on January 23, 2004.  The FCC is currently considering elimination of the discount given to owners of UHF stations in determining compliance with the cap.  Because we would be near the 39% cap without application of the UHF discount, the proposed change, if adopted, could limit our ability to acquire television stations in additional markets.

In June 2003, the FCC adopted new multiple ownership rules.  In September 2003, the Court of Appeals for the Third Circuit stayed the effectiveness of the rules.  In June 2004, the court issued a decision which upheld a portion of such rules and remanded the matter, including the local television ownership rule, to the FCC for further justification of the rules.  The court left the stay of the 2003 rules in place pending the remand.  Several parties, including us, filed petitions with the Supreme Court of the United States seeking review of the Third Circuit decision, but the Supreme Court denied the petitions in June 2005.  In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC released a Further Notice of Proposed Rule Making seeking comment on how to address the issues raised by the Third Circuit’s decision, including the local television ownership rules.  In February 2008, the FCC released an order containing its current ownership rules, which re-adopted its 1999 local television ownership rule.  On February 29, 2008, several parties, including us, separately filed petitions for review in a number of federal appellate courts challenging the FCC’s current ownership rules.  By lottery, those petitions were consolidated in the U.S. Court of Appeals for the Ninth Circuit.  In July 2008, several parties, including us, filed motions to transfer the consolidated proceedings in the U.S. Court of Appeals for the D.C. Circuit and other parties requested transfer to the U.S. Court of Appeals for the Third Circuit.  In November 2008, the Ninth Circuit transferred the consolidated proceedings to the Third Circuit.  On July 7, 2011, the Third Circuit upheld the FCC’s local television ownership rules.  On December 5, 2011, we joined with a number of other parties on a Petition for a Writ of Certiorari filed with the Supreme Court requesting that the Court overrule the decision of the Third Circuit and that request was denied by the Supreme Court.  In a recent letter, the FCC’s staff took the position that the 2003 stay is not effective with regard to the Cunningham LMAs.  Continuing to hold television stations in the same markets as the Cunningham Stations could force us to terminate or modify the LMAs with the Cunningham Stations.  In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules.  We cannot assure you that we would be able to locate such a third party or that any such third party would continue the LMAs (or any alternative arrangements) with us on substantially similar terms that are as favorable to us or at all. While we do not agree with the FCC staff’s stated position, we are presently considering modification of the LMAs, effectively converting them to JSAs and SSAs.

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules and is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV in the same market, the potential attribution of TV JSAs and SSAs meaning potentially making JSAs and SSAs count as an ownership interest in a multiple ownership analysis and other possible revisions to the local radio and TV ownership limitations or exceptions that would allow for waivers of the limits in defined circumstances.  Press and other reports indicate that the FCC is actively considering implementing new rules which would cause a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station.  Reports indicate that the FCC does not intend to “grandfather” existing JSAs, but rather to require parties to come into compliance with these new rules within a period of between eighteen months and two years.  If the FCC were to enact such a rule we would no longer be able to enter into new transactions utilizing JSAs in the way we have done historically and would need to either terminate our existing JSAs or take action to modify the terms of our JSAs in a manner which complies with any such new rules.  There can be no such assurance that the FCC will take the actions reported to be being considered and we cannot predict with any certainty the impact such rules might have on us until such rules are actually enacted.

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

In 1999, the FCC established a new local television ownership rule and decided to attribute LMAs for ownership purposes.  It grandfathered our LMAs that were entered into prior to November 5, 1996, permitting the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  With respect to LMAs executed on or after November 5, 1996, the FCC required that parties come into compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 local television ownership rule in the U.S. Court of Appeals for the D.C. Circuit, and that court stayed the enforcement of the divestiture of the post-November 5, 1996 LMAs.  In 2002, the D.C. Circuit ruled that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the FCC.  Currently, three of our LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996 and the remainder are subject to the stay imposed by the D.C. Circuit.  If the FCC were to eliminate the grandfathering of these three LMAs, or the D.C. Circuit were to lift its stay, we would have to terminate or modify these LMAs.  In connection with our pending acquisition of the Allbritton station in Charleston, the FCC has taken the position that the stay granted by the D.C. Circuit Court of Appeals allowing the continuation of an LMA between us and Cunningham relating to WTAT-TV in that market is no longer effective.  In response to this, we are currently restructuring the relationship with WTAT in order to comply with current ownership rules in the absence of such a stay.  Such restructuring will include a JSA rather than an LMA and further action may subsequently be required as a result of any action the FCC takes with respect to JSAs.

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

Use of outsourcing agreements

In addition to our LMAs, we have entered into outsourcing agreements whereby twenty-six stations (and may seek opportunities for additional) provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets.  Pursuant to these agreements, twenty-three of our stations currently provide services to one or more stations in each’s respective market and another party provides services to three of our stations.  For additional information, refer to Markets and Stations under the Television Broadcasting section.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions.  While television JSAs are not currently “attributable” under the FCC rules, on August 2, 2004, the FCC released a notice of proposed rulemaking seeking comments on its tentative conclusion that JSAs should be attributable.  The FCC is also considering the attribution of JSAs as part of its 2010 Quadrennial Regulatory Review of its broadcast ownership rules, released on December 22, 2011, although it is widely reported that the FCC will not take action on the 2010 Quadrennial proceeding and will merge it with the 2014 Quadrennial proceeding.  Press and other reports indicate that the FCC is actively considering implementing new rules which would cause a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station.  Reports indicate that the FCC does not intend to “grandfather” existing JSAs, but rather to require parties to come into compliance with these new rules within a period of between eighteen months and two years.  If the FCC were to enact such a rule we would no longer be able to enter into new transactions utilizing JSAs in the way we have done historically and would need to either terminate our existing JSAs or take action to modify the terms of our JSAs in a manner which complies with any such new rules.  There can be no such assurance that the FCC will take the actions reported to be being considered and we cannot predict with any certainty the impact such rules might have on us until such rules are actually enacted.  We cannot predict the outcome of these proceedings, nor can we predict how any changes, together with possible changes to the ownership rules, would apply to our existing outsourcing agreements.  If the FCC were to determine that our outsourcing arrangements were “attributable,” we would have to terminate or restructure such arrangements on terms that may not be as advantageous to us as the current arrangements.

If we are required to terminate or modify our LMAs/JSAs, our business could be affected in the following ways:

•                  Loss of revenues.  If the FCC requires us to modify or terminate existing arrangements, we would lose some or all of the revenues generated from those arrangements.  We would lose revenue because we will have less demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.  During the year ended December 31, 2013, we generated $118.2 million of net revenue from our 13 LMAs.  During the year ended December 31, 2013, we earned $36.0 million of revenue from JSAs.

•                  Increased costs.  If the FCC requires us to modify or terminate existing arrangements, our cost structure would increase as we would potentially lose significant operating synergies and we may also need to add new employees.  With termination of LMAs, we likely would incur increased programming costs because we will be competing with the separately owned station for syndicated programming.

•                  Losses on investments.  As part of certain of our arrangements, we own the non-license assets used by the stations with which we have arrangements.  If certain of these arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

•                  Termination penalties.  If the FCC requires us to modify or terminate existing arrangements before the terms of the arrangements expire, or under certain circumstances, we elect not to extend the terms of the arrangements, we may be forced to pay termination penalties under the terms of certain of our arrangements.  Any such termination penalties could be material.

•                  Alternative arrangements.  If the FCC requires us to terminate the existing arrangements, we may enter into one or more alternative arrangements.  Any such arrangements may be on terms that are less beneficial to us than the existing arrangements.

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

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets.  Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.  In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues.  The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing Digital Video Recording playback and give broadcasters no credit whatsoever for viewing that occurs on a delayed basis after the original air date.  However, the effects of new ratings system technologies, including “people meters” and “set-top boxes,” and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.  In 2010, the Media Rating Council, an independent organization that monitors rating services, revoked Nielsen’s accreditation in the 154 markets it measures ratings exclusively by its diary methodology.  Approximately 96 of our stations are diary only markets as of March 1, 2014.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  Also, as of March 1, 2014, approximately 556 of our employees, including certain new employees at the stations we acquired during 2013, are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, including NBA basketball games, MLB baseball games, NFL football games, and other sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  The following is a summary of our principal owned and leased real properties.  Approximately 128,000 square feet of leased office and warehouse buildings is related to our corporate facilities and is not included in the table below.  We believe that no one property represents a material amount of the total properties owned or leased.  See Item 1. Business, for a listing of our station locations.

Broadcast Segment	Owned	Leased
Office and studio buildings	1,451,060 square feet	572,009 square feet
Office and studio land	658 acres	6 acres
Transmitter building sites	205,730 square feet	87,842 square feet
Transmitter and tower land	1,687 acres	282 acres

Other Operating Divisions Segment	Owned	Leased
Office and warehouse buildings	—	84,760 square feet
Recreational land	712 acres	—
Real estate rental property	452,466 square feet	—
Land held for development and sale	1,721 acres	—

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

2013	High	Low
First Quarter	$20.29	$12.82
Second Quarter	$29.94	$19.61
Third Quarter	$34.04	$23.92
Fourth Quarter	$35.73	$31.35

2012	High	Low
First Quarter	$12.95	$11.06
Second Quarter	$11.33	$7.92
Third Quarter	$12.56	$9.41
Fourth Quarter	$12.92	$10.39

As of February 24, 2014, there were approximately 58 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

During 2012, our Board of Directors declared a quarterly dividend of $0.12 per share in the months of February and May, which were paid in March and June, and $0.15 per share in the months of August and November, which were paid in September and December.  A special cash dividend of $1.00 per share was also declared in November 2012, which was paid in December, for total dividend payments of $1.54 per share for the year ended December 31, 2012.  During 2013, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February, April, August and November, which were paid in March, June, September and December, respectively, for total dividend payments of $0.60 per share for the year ended December 31, 2013.  In February 2014, our Board of Directors declared a quarterly dividend of $0.15 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.  Under the indentures governing our 8.375% Senior Notes, due 2018 (the 8.375% Notes), our 6.125% Notes, due 2022 (the 6.125% Notes), our 5.375% Notes, due 2021 (the 5.375% Notes) and our 6.375% Notes, due 2021 (the 6.375% Notes) we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

Issuer Purchases of Equity Securities

During 2013, we did not repurchase any shares of Class A Common Stock or other equity securities of Sinclair.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2008 through December 31, 2013. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2008 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Sinclair Broadcast Group, Inc.	100.00	130.00	278.09	404.72	517.91	1505.96
NASDAQ Telecommunications Index	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Composite Index	100.00	137.81	148.84	131.52	136.58	189.00

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/08
12/09
12/10
12/11
12/12
12/13
Sinclair Broadcast Group, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Net broadcast revenues (a)	$1,217,504	$920,593	$648,002	$655,836	$555,110
Revenues realized from station barter arrangements	88,680	86,905	72,773	75,210	58,182
Other operating divisions revenues	56,947	54,181	44,513	36,598	43,698
Total revenues	1,363,131	1,061,679	765,288	767,644	656,990

Station production expenses	385,104	255,556	178,612	154,133	142,415
Station selling, general and administrative expenses	249,732	171,279	123,938	127,091	122,833
Expenses recognized from station barter arrangements	77,349	79,834	65,742	67,083	48,119
Depreciation and amortization (b)	141,374	85,172	51,103	55,141	65,247
Amortization of program contract costs and net realizable value adjustments	80,925	60,990	52,079	60,862	73,087
Other operating divisions expenses	48,109	46,179	39,486	30,916	45,520
Corporate general and administrative expenses	53,126	33,391	28,310	26,800	25,632
Loss(gain) on asset dispositions	3,392	—	—	—	(4,945)
Impairment of goodwill, intangible and other assets	—	—	398	4,803	249,799
Operating income (loss)	324,020	329,278	225,620	240,815	(110,717)

Interest expense and amortization of debt discount and deferred financing cost	(162,937)	(128,553)	(106,128)	(116,046)	(80,021)
(Loss) gain from extinguishment of debt (d)	(58,421)	(335)	(4,847)	(6,266)	18,465
Income (loss) from equity and cost method investees	621	9,670	3,269	(4,861)	354
Gain on insurance settlement	199	47	1,742	344	11
Other income, net	2,026	2,233	1,717	1,865	1,448
Income (loss) from continuing operations before income taxes	105,508	212,340	121,373	115,851	(170,460)
Income tax (provision) benefit	(41,249)	(67,852)	(44,785)	(40,226)	32,512
Income (loss) from continuing operations	64,259	144,488	76,588	75,625	(137,948)
Discontinued operations:
Income (loss) from discontinued operations, net of related income taxes	11,558	465	(411)	(577)	(81)
Net income (loss)	$75,817	$144,953	$76,177	$75,048	$(138,029)
Net (income) loss attributable to noncontrolling interests	(2,349)	(287)	(379)	1,100	2,335
Net income (loss) attributable to Sinclair Broadcast Group	$73,468	$144,666	$75,798	$76,148	$(135,694)
Earnings (Loss) Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings (loss) per share from continuing operations	$0.66	$1.78	$0.95	$0.96	$(1.70)
Basic earnings (loss) per share	$0.79	$1.79	$0.94	$0.95	$(1.70)
Diluted earnings (loss) per share from continuing operations	$0.66	$1.78	$0.95	$0.95	$(1.70)
Diluted earnings (loss) per share	$0.78	$1.78	$0.94	$0.94	$(1.70)
Dividends declared per share	$0.60	$1.54	$0.48	$0.43	$—

	Years Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$280,104	$22,865	$12,967	$21,974	$23,224
Total assets	$4,147,472	$2,729,697	$1,571,417	$1,485,924	$1,590,029
Total debt (c)	$3,034,040	$2,273,379	$1,206,025	$1,212,065	$1,366,308
Total (deficit) equity	$405,704	$(100,053)	$(111,362)	$(157,082)	$(202,222)

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

(d)         During the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $59.4 million related to the amendments of our Bank Credit Agreement in April and October 2013 and redemption of 9.25% Notes in October 2013, partially offset by a $1.0 million gain on extinguishment from our 3.0% Notes, resulting in a $58.4 loss from extinguishment of debt.

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

Executive Overview — a description of our business, financial highlights from 2013, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2013, 2012 and 2011, including comparisons between years and certain expectations for 2014; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

We have one reportable operating segment (broadcast), which includes our television and radio stations and is reported separately from our other operating divisions and corporate activities.  The results of our other operating divisions consist primarily of revenues and expenses earned from sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of television broadcast antennas and transmitters; and real estate ventures.

STG, included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 8.375% Notes, the 6.125% Notes, the 5.375% Notes and 6.375% Notes.  SBG is a guarantor under the Bank Credit Agreement, the 8.375% Notes, the 6.125% Notes, the 5.375% Notes and 6.375% Notes.  Our Class A Common Stock and Class B Common Stock remain obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 6.0% Notes and the 9.25% Notes until they were fully redeemed in 2011 and 2013, respectively.

EXECUTIVE OVERVIEW

2013 Events

Acquisitions / Divestments:

•                  In March 2013, we closed the sale of the assets of WLWC-TV (CW) in Providence, Rhode Island to an unrelated third party for $13.8 million.  The related results from operations, net of related income taxes, have been reclassified from income from continuing operations and reflected as net income from discontinued operations;

•                  In April 2013, we closed the sale of the assets of WLAJ-TV (ABC) in Lansing, MI to an unrelated third party for $14.4 million.  The related results from operations, net of related income taxes, have been reclassified from income from continuing operations and reflected as net income from discontinued operations;

•                  Effective May 1, 2013, we completed the acquisition of certain stock and/or broadcast assets of four television stations, located in four markets, owned by Cox Media Group for $99.0 million, less $4.3 million of working capital adjustments, and less $0.4 million paid by Deerfield Media, Inc. (Deerfield) for the purchase of the license assets of one other station for which we provide sales and other non-programming support services pursuant to shared services and joint sales agreements;

•                  In June 2013, we acquired the assets of Dielectric from SPX Corporation, for an immaterial purchase price.  Dielectric is the nation’s largest manufacturer of broadcast television, radio and wireless antennas, transmission lines, and RF systems;

•                  In July 2013, we entered into a definitive agreement to purchase the stock of Perpetual Corporation and the equity interest of Charleston Television, LLC, both owned and controlled by the Allbritton family (Allbritton), for an aggregate purchase price of $985.0 million. The Allbritton stations consist of seven ABC network affiliated television stations and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington D.C. metropolitan area. The transaction is expected to close late in the second quarter of 2014, subject to approval of the FCC, antitrust clearance, and other customary closing conditions. We expect to fund the purchase price at closing through additional borrowings under our bank credit facility.  Additionally, to comply with FCC local television ownership rules, we expect to sell the license and certain related assets of existing stations in Birmingham, AL — WABM (MNT) and WTTO (CW), Harrisburg/Lancaster/Lebanon/York, PA — WHP (CBS), and Charleston, SC — WMMP (MNT) and to provide sales and other non-programming support services to each of these stations pursuant to customary shared services and joint sales agreements;

•                  Effective August 8, 2013, we completed the merger with Fisher Communications, Inc. for an acquisition price of $373.2 million. Fisher owned twenty television stations in eight markets, plus two simulcasts, and four radio stations in the Seattle market;

•                  In September 2013, we entered into a definitive agreement to purchase the broadcast assets of eight television stations owned by New Age Media located in three markets, for an aggregate purchase price of $90.0 million. The transaction is expected to close in the second quarters of 2014, subject to approval of the FCC, and other customary closing conditions.  We expect to fund the purchase price through cash on hand or a delayed draw under our bank credit agreement. Additionally, Wilkes/Barre/Scranton, PA — WSWB, Tallahassee, FL — WTLH and WTLF and Gainesville, FL — WMBW will be purchased by a third party; we will continue to provide sales and other non-programming support services to each of these stations, pursuant to customary share services and joint sales agreements;

•                  Effective September and October 2013, we completed the acquisition of nine stations for $115.3 million.  The acquired stations were part of a definitive agreement entered into with TTBG in June 2013;

•                  In October 2013, we acquired the stock of the entity which owns KDBC (FOX) in El Paso, Texas for $21.0 million.  A third party continues to provide sales and other related services pursuant to a JSA;

•                  In October 2013, we completed the purchase of the non-license assets of WPFO (FOX) in Portland, Maine for $13.6 million and entered into agreement to provide sales and other non-programming support services to the station;

•                  In November 2013, we closed on the acquisition of the non-license assets of KRNV in Reno, Nevada for $26.0 million and entered into agreements to provide sales and other non-programming support services to the station; and

•                  Effective November 2013, we completed the acquisition of broadcast assets of eighteen television stations owned by Barrington Broadcast Group, LLC and entered into agreements to operate or provide sales services for another six stations, for an aggregate purchase price of $370.0 million, which includes $7.5 million paid by certain third parties for the license assets of four stations. Due to FCC ownership conflict rules, we sold our station in Syracuse, NY (WSYT) and assigned our rights under an LMA to provide services to WNYS, to an unrelated third party for $15.0 million. We also sold our station in Peoria, IL (WYZZ) to Cunningham for $22.0 million.

Other:

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

•                  In February 2013, we announced a strategic initiative creating a small market television group.  Also in February 2013, we announced that Steven J. Pruett would join our senior management team as Chief Operating Officer;

•                  In February 2013, we entered into a retransmission consent agreement with DirecTV for continued carriage in all of our markets and our next major MVPD that comes up for renewal is Charter Communications in March 2014;

•                  In April 2013, we issued $600.0 million aggregate principal amount of 5.375% Notes.  The 5.375% Notes were priced at 100% of their par value and will bear interest at a rate of 5.375% per annum payable semi-annually on April 1 and October 1, commencing on October 1, 2013.  The 5.375% Notes mature April 1, 2021 and are guaranteed by Sinclair and certain of its subsidiaries. See Liquidity and Capital Resources for more information;

•                  In April 2013, we filed registration statements on Form S-4 with the SEC to register the 6.125% Notes and the 5.375% Notes.

Exchange offers were launched on May 23, 2013 to exchange the unregistered notes for notes registered under the Securities Act of 1933.  The exchange offers were completed on June 28, 2013 with 100.0% of the 6.125% Notes and 5.375% Notes tendered;

•                  In April 2013, we entered into an amendment and restatement of our Bank Credit Agreement.  We refinanced our existing facility and replaced the existing term loans under the facility with a new $500.0 million term loan A facility (Term Loan A), maturing April 2018 and priced at LIBOR plus 2.25%; and a $400.0 million term loan B facility (Term Loan B), maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.  In addition, Sinclair replaced its existing revolving line of credit with a new $100.0 million revolving line of credit maturing April 2018 and priced at LIBOR plus 2.25%.  This new amendment also provides for increased incremental loan capacity, increased television station acquisition capacity and increased flexibility with restrictive covenants. See Note 4 Notes Payable and Commercial Bank Financing in of consolidated financial statements for more information.;

•                  In April 2013, we announced that we will begin broadcasting mobile-capable signals over 10 stations in nine markets over the next six months.  Cunningham, one of our consolidated variable interest entities, currently provides mobile signals on two stations, WSYX-TV and WTTE-TV in Columbus, Ohio;

•                  In April 2013, our Board of Directors declared a quarterly dividend of $0.15 per share payable on June 14, 2013, to the holders of record at the close of business on May 31, 2013;

•                  In April 2013, we commenced a public offering of 18.0 million shares of Class A common stock.  The offering was priced at $27.25 per share on May 1, 2013 and closed on May 7, 2013.  Net proceeds of $472.9 million were used to fund acquisitions in the third quarter 2013.

•                  In August 2013, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on September 13, 2013, to the holders of record at the close of business on August 30, 2013;

•                  In September 2013, 100% of the outstanding 4.875% Notes, representing principal of $5.7 million, were converted into 388,632 shares of Class A Common Stock, as permitted under the indenture;

•                  In October 2013, we issued $350.0 million aggregate principal amount of 6.375% Notes. The 6.375% Notes were priced at 100% of their par value and will bear interest at a rate of 6.375% per annum payable semi-annually on May 1 and November 1, commencing May 1, 2014. The 6.375% Notes mature on November 1, 2021 and are guaranteed by Sinclair and certain of its subsidiaries. See Note 4 Notes Payable and Commercial Bank Financing in our consolidated financial statements for more information;

•                  In October 2013, we used the proceeds from the issuance of the 6.375% Notes along with cash on hand to redeem the $500 million aggregate principal amount of 9.25% Notes;

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

•                  In October 2013, 100% of the outstanding 3.0% Notes, representing principal of $5.4 million, were converted and settled fully in cash for $10.5 million, as permitted under the indenture; and

•                  In November 2013, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on December 13, 2013, to the holders of record at the close of business on November 29, 2013;

2014 Events

•                  In January 2014, we exchanged 99.7% of our 6.375% Senior Unsecured Notes due 2021 for 6.375% Senior Notes due 2021 registered under the Securities Act of 1933.

•                  In February 2014, we entered into an agreement for a $0.5 million investment, purchasing Series A Preferred Units of Timeline Labs, and anticipates utilizing their products on 15 of our news-producing stations. Timeline Labs specializes in proprietary tools that discover, measure, and display trending social content in real time in such a way as to allow these items to be incorporated into live newscasts and shows.

•                  In February 2014, Sinclair Broadcast Group, Inc. (the “Company”) announced that, effective April 2, 2014, David B. Amy would be promoted to the position of Executive Vice President and Chief Operating Officer, and Christopher Ripley would become the Company’s Chief Financial Officer.

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

•                  Many broadcasters are enhancing / upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers and to compete with other internet sites and smart phone and tablet device applications and other social media outlets;

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

We have determined our broadcast licenses to be indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which requires such assets along with our goodwill to be tested for impairment on an annual basis or more often when certain triggering events occur.  As of December 31, 2013, we had $1,380.1 million of goodwill, $101.0 million in broadcast licenses, and $1,127.8 million in definite-lived intangibles.  We perform our annual impairment tests for goodwill and broadcast licenses at the beginning of the fourth quarter each year.

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

If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative two-step method for goodwill.  Prior to 2011, the annual impairment test for goodwill was performed using the quantitative two-step method for all reporting units.  Our quantitative assessment for goodwill consists of estimating the fair value of our reporting units, using a combination of a market approach, using recent comparable market transactions and estimated market multiples, and an income approach, using a discounted cash flow model.  The key assumptions used to determine the fair value of our reporting units to test our goodwill for impairment consist of discount rates, revenue and expense growth rates and comparable business multiples.  The projected growth rates are based on our internal forecast of future performance, historical trends, and projected long-range inflation and long-term industry projections.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  For goodwill, if we determine that the fair value of the reporting unit is less than the carrying value, we then perform the second step which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill to determine the implied fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

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

Based on the annual qualitative assessment for goodwill impairment performed in 2013, we concluded that it was more likely than not that the fair values of all reporting units would sufficiently exceed their carrying value and thus it was not necessary to perform the quantitative two-step method.  Based on the results of our annual qualitative assessment for goodwill impairment performed in 2013, we concluded that we would need to perform a quantitative “Step 1” test for three of our markets which had aggregate goodwill of $79.5 million as of October 1, 2012, the date of our annual impairment test.  These markets had a decrease in operating results for the past few years and therefore, we estimated the fair value of these reporting units based on a market approach and income approach.  For all three markets, the fair value of the reporting unit exceeded the respective carrying value by more than 10%.  For all our other reporting units, we concluded based on the qualitative assessment that it was more likely than not that the fair values of these reporting units would sufficiently exceed their carrying values and it was not necessary to perform the quantitative two-step method.

For the year ended December 31, 2012, an increase in our discount rate and/or a decrease in our multiple of 10% would not have resulted in goodwill impairment.  Based on the annual qualitative assessment for goodwill impairment performed in 2011, we concluded that it was more likely than not that the fair values of all reporting units would sufficiently exceed their carrying value and thus it was not necessary to perform the quantitative two-step method.  The qualitative factors for our reporting units reviewed during our annual assessments, with the exception of the three markets in which we performed a quantitative assessment in 2012, indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units.

Based on the annual qualitative assessment for broadcast license impairment performed in 2013 and 2012, we concluded that it was more likely than not that the fair values of all broadcast licenses would sufficiently exceed their carrying values and thus it was not necessary to perform a quantitative test.  The qualitative factors for our broadcast licenses indicated an increase in market revenues, consistent expected market growth rates, stable market shares and stable cost factors from 2011 through 2013.  We recorded a $0.4 million interim impairment charge in the first quarter of 2011 due to an anticipated increase in construction costs for one of our stations as a result of converting to full power.  As a result of our annual impairment test for broadcast licenses in 2011, under which we applied the required quantitative test, we concluded that impairment did not exist.

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

For all other long-lived assets, including fixed assets and definite-lived intangibles, we assess recoverability of the assets whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable.  If we conclude that such triggering event has occurred, we perform a two-step quantitative test to first assess whether the asset is recoverable by comparing the sum of undiscounted cash flows of the asset group to the carrying value of the asset group, including goodwill.  If the sum of undiscounted cash flows is less than the carrying value of the asset group, we then measure and allocate the amount of impairment to record for each of the assets in the asset group by comparing the respective fair value of the assets to their carrying values.  We did not have any indicators of impairment of our long-lived assets in 2011, 2012 or 2013.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess that investment and determine whether a loss in value has occurred.  If that loss is deemed to be other than temporary, an impairment loss is recorded.  For any investments that indicate a potential impairment, we estimate the fair value of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  During 2013 and 2012, we recorded $0.6 million and $1.3 million of impairment on equity method investments, respectively.  No impairment of our equity or cost method investments was recorded 2011.

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

Program Contract Costs.  We have agreements with distributors for the rights to televise programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross cash contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the consolidated balance sheets. As of December 31, 2013 and 2012, we recorded $99.0 million and $69.3 million, respectively, in program contract assets and $125.6 million and $104.4 million, respectively, in program contract liabilities.

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

Income Tax.  We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax bases of assets and liabilities.  As of December 31, 2013 and 2012, we recorded $312.8 million and $235.4 million, respectively, in net deferred tax liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

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

In July 2013, the FASB issued new guidance requiring new disclosure of unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect this requirement to have a material impact on our financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations The results of the acquired stations from Freedom Communications (Freedom) as of April 1, 2012, Newport Television (Newport) as of December 1, 2012 (acquisition date), Cox Media Group (Cox) as of May 1, 2013 (acquisition date), Fisher Communications (Fisher) as of August 8, 2013, TTBG as of October 1, 2013, Barrington as of November 22, 2013, and six other television stations during the year ended 2012 and 2013 are included in our results of our continuing operations. In 2012, we determined that the operating results of WLAJ-TV, which was one of the stations acquired in the Freedom acquisition, and WLWC-TV, which was one of the stations acquired in the Four Points acquisition, should be accounted for as discontinued operations and therefore the results are not included in our consolidated results of continuing operations year ended December 31, 2013. Unless otherwise indicated, references in this discussion and analysis to 2013, 2012 and 2011 are to our fiscal years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating division and corporate activities.

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

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2013, 2012 and 2011 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2013	2012	2011
Net broadcast revenues	$1,217.5	$920.6	$648.0
Revenues realized from station barter arrangements	88.7	86.9	72.8
Other operating divisions revenues	56.9	54.2	44.5
Total revenues	1,363.1	1061.7	765.3
Station production expenses	385.1	255.5	178.6
Station selling, general and administrative expenses	249.7	171.3	123.9
Expenses recognized from station barter arrangements	77.3	79.8	65.7
Depreciation and amortization	222.4	146.2	103.3
Other operating divisions expenses	48.1	46.2	39.5
Corporate general and administrative expenses	53.1	33.4	28.3
Loss on asset dispositions	3.4	—	—
Impairment of goodwill, intangible and other assets	—	—	0.4
Operating income	$324.0	$329.3	$225.6
Net income attributable to Sinclair Broadcast Group	$73.5	$144.7	$75.8

BROADCAST SEGMENT

Broadcast Revenues

The following table presents our revenues from continuing operations, net of agency commissions, for the three years ended December 31, 2013, 2012 and 2011 (in millions):

				Percent Change
	2013	2012	2011	‘13 vs. ‘12	‘12 vs. ‘11
Local revenues:
Non-political	$954.5	$643.5	$498.7	48.3%	29.0%
Political	1.5	12.9	2.5	(a)	(a)
Total local	956.0	656.4	501.2	45.6%	31.0%
National revenues:
Non-political	251.2	180.2	141.0	39.4%	27.8%
Political	10.3	84.0	5.8	(a)	(a)
Total national	261.5	264.2	146.8	(1.0)%	80.0%
Total net broadcast revenues	$1,217.5	$920.6	$648.0	32.3%	42.1%

(a)   Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2013 net time sales, which include the advertising portion of our local and national broadcast revenues, were automotive (25.2%), services (16.6%),  retail / department stores(6.1%), schools (5.5%), medical (5.3%) and fast food (5.1%).  No other advertising category accounted for more than 5.0% of our net time sales in 2013.  No advertiser accounted for more than 1.5% of our consolidated revenue in 2013.  We conduct business with thousands of advertisers.

Our primary types of programming and their approximate percentages of 2013 net time sales were syndicated programming (33.4%), network programming (27.8%), local news (26.2%), sports programming (8.0%) and direct advertising programming (4.6%).

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2013 and 2012:

	# of	Percent of Net Time Sales for the Twelve Months Ended December 31,			Net Time Sales Percent Change
	Stations(a)	2013	2012	2011	‘13 vs. ‘12	‘12 vs. ‘11
FOX	39	31.2%	36.9%	47.4%	2.4%	9.6%
ABC	19	19.1%	19.5%	20.5%	18.6%	33.1%
CBS	25	21.3%	18.6%	3.0%	38.5%	786.2%
MyNetworkTV	20	10.3%	12.5%	15.8%	-0.2%	11.0%
The CW	23	9.8%	10.7%	12.4%	10.4%	22.0%
NBC	16	6.1%	1.0%	0.5%	n/m	169.7%
Digital	(b)	1.7%	0.7%	0.4%	n/m	110.8%
Other	7	0.5%	0.1%	n/a	n/m	110.8%
Total	149

n/m- Not meaningful

n/a- Not applicable

(a)         During 2013, we acquired or entered into outsourcing agreements to provide certain non-programming related sales, operational and administrative services to 63 stations with the following network affiliation or program service arrangements: CBS (ten stations in the third quarter and four in the fourth quarter), FOX (two stations in the second quarter, three in the third quarter and eight in the fourth quarter), NBC (two stations in the second quarter, three in the third quarter and eight in the fourth quarter), ABC (two stations in the third quarter and six in the fourth quarter), CW (one station in the third quarter and seven the fourth quarter), Univision (five stations in the third quarter), and MyNetworkTV (two stations in the second quarter).  We reclassified the results of operations of WLAJ-TV, an ABC station acquired in the second quarter of 2012 and WLWC-TV a CW station acquired in the first quarter of 2012, as discontinued operations as discussed in Note 1. Summary of Significant Accounting Policies and therefore the net time sales of WLAJ-TV and WLWC-TV are not included in the percentages above and are excluded from the number of stations.

(b)         We broadcast programming from network affiliations or program service arrangements with CBS (rebroadcasted content from other primary channels within the same markets), The CW, MyNetworkTV, This TV, ME TV, Retro TV, Weather Radar, Weather Nation, Live Well Network,

                        Antenna TV, Bounce Network, Retro TV, Zuus Country, Azteca, Tele-Romantica, Inmigrante TV, MundoFox, Telemundo and Estrella TV on additional channels through our stations’ second and third digital signals.

Net Broadcast Revenues.  Net broadcast revenues increased $296.9 million in 2013 when compared to 2012, of which $326.7 million was related to stations acquired during 2013. The remaining decrease was due to decreases in advertising revenues generated from the political, direct response and school sectors.  These decreases were partially offset by an increase in retransmission revenues from multichannel video programming distributors (MVPD) and increases in advertising revenues generated from the automotive, food-grocery/other, and services sectors.  Excluding the stations acquired in 2013, automotive, which typically is our largest category, represented 25.1% of net time sales for the year ended December 31, 2013.

Net broadcast revenues increased $272.6 million in 2012 when compared to 2011, of which $164.2 million was related to stations acquired during 2012. Additionally, revenues earned pursuant to the LMA with the Freedom stations during the first quarter of 2012 included $2.2 million for management services performed and $7.8 million of pass-through costs.  The remaining increase was due to increases in advertising revenues generated from the political, direct response and beer / wine sectors. These increases were partially offset by decreases in the internet, soft drinks, movies and drugs / cosmetic sectors. Excluding the stations acquired in 2012, automotive, which typically is our largest category, represented 20.3% of net time sales for the year ended December 31, 2012.

Political Revenues. Political revenues, which include time sales from political advertising, decreased by $85.1 million to $11.8 million for 2013 when compared to 2012. Political revenues increased by $88.6 million to $96.9 million for 2012 when compared to 2011.  Political revenues are typically higher in election years such as 2012 and 2010. Accordingly, we expect political revenues to increase in 2014 from 2013 levels.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $311.0 million for 2013 when compared to 2012, of which $250.9 million related to the stations acquired in 2013. The remaining increase is due to an increase in advertising spending particularly in the automotive, services, and grocery/other sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the restaurants, schools and retail/department stores sectors. Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $144.8 million for 2012, compared to 2011, of which $112.1 million was related to the stations acquired in 2012. The remaining increase is due to an increase in advertising spending particularly in the automotive and direct response sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by declines in advertising revenues from the schools, fast food and services sectors and a change in networks for the Super Bowl programming from FOX to NBC as we had 20 FOX stations compared to one NBC station at the time when the Super Bowl aired in February 2012.

National Revenues.  Our national broadcast revenues, excluding political revenues, which include national time sales and other national revenues, were up $71.0 million for 2013 when compared to 2012, of which $70.2 million related to the stations acquired in 2013.  The remaining increase was due to increases in advertising revenues generated from the automotive, media and restaurants sectors.  These increases were partially offset by a decline in advertising revenues in the fast food, other and movie sectors.  Excluding political revenues, our national broadcast revenues increased $39.2 million for 2012 when compared to 2011, of which $38.5 million related to the stations acquired in 2012.  The remaining increase was due to increases in advertising revenues generated from the direct response and services sectors.

Broadcast Expenses

The following table presents our significant operating expense categories for the years ended December 31, 2013, 2012 and 2011 (in millions):

				Percent Change (Increase/(Decrease))
	2013	2012	2011	‘13 vs. ‘12	‘12 vs. ‘11
Station production expenses	$385.1	$255.5	$178.6	50.7%	43.1%
Station selling, general and administrative expenses	$249.7	$171.3	$123.9	45.8%	38.3%
Amortization of program contract costs and net realizable value adjustments	$80.9	$61.0	$52.1	32.6%	17.1%
Corporate general and administrative expenses	$47.3	$28.9	$24.8	63.7%	16.5%
Impairment of goodwill, intangible and other assets	$—	$—	$0.4	—	(100.0)%
Depreciation and amortization expenses	$133.1	$77.5	$44.6	71.7%	73.8%

Station production expenses.  Station production expenses increased $129.6 million during 2013 compared to 2012, of which $107.2 million related to the stations acquired in 2013 and 2012. The remaining increases for the year were primarily due to an increase in fees pursuant to network affiliation agreements and increased compensation expense, including incentive compensation.

Station production expenses increased $76.9 million during 2012 compared to 2011. This increase was primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense (including amounts related to the Four Points and Freedom stations pursuant to the LMAs prior to acquisition, which were pass-through costs), increased promotional advertising expenses and increased rating service fees due to annual scheduled rate increases.  Additionally, news profit share expenses increased due to better news performance which resulted in higher payments to our news share partners.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased $78.4 million during 2013 compared to 2012, of which $75.4 million related to the stations acquired in 2013 and 2012. The remaining increases for the year were primarily due to an increase in compensation expense, including incentive compensation, partially offset by lower national sales commissions.

Station selling, general and administrative expenses increased $47.4 million during 2012 compared to 2011, of which $38.4 million related to the stations acquired in 2012. The remaining increases for the year were primarily due to an increase in national sales commissions and increased compensation expense, including incentive compensation.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $19.9 million during 2013 compared to 2012, of which $14.8 million related to the stations acquired in 2013 and 2012.  The remaining increase is due to higher programming costs.

The amortization of program contract costs increased $8.9 million during 2012 compared to 2011.  $7.1 million of this increase was due primarily to stations acquired in 2012. The remaining increase is due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses

Impairment of goodwill, intangible and other assets.  We completed our annual test of goodwill and broadcast licenses for impairment in fourth quarter 2013, 2012 and 2011. We recorded no impairment in 2013 and 2012.  During 2011, we recorded impairments of $0.4 million related to our broadcast licenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $55.6 million during 2013 compared 2012, of which $57.3 million related to the stations acquired in 2013 and 2012.  Depreciation and amortization expenses increased $32.9 million during 2012 compared to 2011.  This increase was primarily due to stations being acquired in 2012.

OTHER OPERATING DIVISIONS REVENUE AND EXPENSE

The following table presents our other operating divisions revenue and expenses which is comprised of the following for the years ended December 31, 2013, 2012 and 2011 (in millions): Triangle Signs & Services, LLC (Triangle), a sign designer and fabricator; Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company; real estate ventures and other nominal businesses.

				Percent Change
	2013	2012	2011	‘13 vs. ‘12	‘12 vs. ‘11
Revenues:
Triangle	$26.8	$26.5	$23.1	1.1%	14.7%
Alarm Funding	$18.3	$16.0	$12.8	14.4%	25.0%
Real Estate Ventures	$7.4	$9.3	$7.1	(20.4)%	31.0%
Other	$4.3	$2.4	$1.5	79.2%	60.0%

Expenses: (a)
Triangle	$24.6	$25.9	$21.8	(5.0)%	18.8%
Alarm Funding	$9.1	$12.9	$12.7	(29.5)%	1.6%
Real Estate Ventures	$7.2	$12.6	$9.6	(42.9)%	31.3%
Other	$7.2	$4.6	$2.7	56.5%	70.4%

(a)               Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income (expense) items such as interest expense and non-cash stock-based compensation expense related to issuances of subsidiary stock awards.

The year over year increases in Triangle’s revenue and expenses during 2013 compared to 2012 and 2012 compared to 2011 was primarily due to increases in sales volume due to new service contracts.  The increases in Alarm Funding’s revenue and expenses during 2013 compared to 2012 and 2012 compared to 2011 were primarily due to the acquisition of new alarm monitoring contracts.  Revenues and expenses decreased for our consolidated real estate ventures over the same periods due to a decrease in leasing activity for operating real estate properties and sales of property under development in 2013 compared to 2012.  As of December 31, 2013, we held $82.3 million of real estate for development and sale.  The increases in revenue and expenses during 2013 compared to 2012 for Other were primarily due to the acquisition of Dielectric, LLC during 2013.

Income (loss) from Equity and Cost Method Investments.  As of December 31, 2013 and 2012, the carrying value of our investments in private equity funds and real estate ventures, accounted for under the equity or cost method, was $23.2 million and $71.3 million in 2013 and $27.3 million and $65.9 million in 2012, respectively.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations. During 2013, we recorded income of $2.0 million related to certain private investment funds and a loss of $1.4 million related to our real estate ventures. During 2012, we recorded income of $2.2 million related to certain private investment funds and income of $7.4 million related to our real estate ventures, including a $7.9 million gain on the sale of three of our real estate ventures, partially offset by a $0.9 million impairment charge related to one of our real estate ventures.  During 2011, we recorded income of $2.3 million related to certain private equity funds and income of $1.0 million related to our real estate ventures, including a $1.1 million gain on sale of one of our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

				Percent Change (Increase/(Decrease))
	2013	2012	2011	‘13 vs. ‘12	‘12 vs. ‘11
Corporate general and administrative expenses	$4.5	$2.8	$2.4	60.7%	16.7%
Interest expense	$159.7	$125.3	$102.4	27.5%	22.4%
Loss from extinguishment of debt	$58.4	$0.3	$4.8	n/m	(93.8)%
Income tax provision	$41.2	$67.9	$44.8	(39.3)%	51.6%

n/m — not meaningful

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

Combined corporate general and administrative expenses increased to $51.8 million in 2013 from $31.7 million in 2012.  This is primarily due to an increase in transaction costs due to our recent acquisitions, an increase in higher health insurance costs, due to increased employee headcount from acquisitions, and higher compensation expense, including incentive compensation.

Combined corporate general and administrative expenses increased to $31.7 million in 2012 from $27.2 million in 2011.  This is primarily due to an increase in transaction costs due to our recent acquisitions, an increase in higher health insurance costs and higher employee incentive / performance bonuses.

We expect corporate general and administrative expenses to increase in 2014 compared to 2013.

Interest expense.  Interest expense increased in 2013 compared to 2012 primarily due to the issuance of $500 million of 6.125% Notes in the fourth quarter 2012, the incremental borrowings on our Term Loan A and Term Loan B under our Bank Credit Agreement for our acquisitions in 2013, the issuance of $600.0 million of 5.375% Notes in the second quarter of 2013, and the issuance of $350.0 million of 6.375% Notes in the fourth quarter of 2013. Interest expense was partially offset by a decrease due to the redemption of our 9.25% Notes, our 4.875% Notes and our 3.0% Notes in the fourth quarter of 2013.

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

We expect interest expense to decrease in 2014 compared to 2013 when excluding the financing of pending acquisitions.

Loss from extinguishment of debt.  We recognized a loss on extinguishment of debt of $59.4 million related to the amendments of our Bank Credit Agreement in April and October 2013 and redemption of 9.25% Notes in October 2013, partially offset by a $1.0 million gain on extinguishment from our 3.0% Notes, resulting in a $58.4 loss from extinguishment of debt for the year ended December 31, 2013.

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

Income tax (provision) benefit.  The 2013 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $103.2 million resulted in an effective tax rate of 40.0%.  The 2012 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $212.1 million resulted in an effective tax rate of 32.0%.  The increase in the effective tax rate from 2012 to 2013 is primarily due to the following items: 1) greater expenses of consolidated VIEs in 2013 that are treated as pass-through entities for income tax purposes; and 2) a 2012 release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets. The valuation allowance release determination was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.

The 2012 income tax provision for our pre-tax income from continuing operations (including the effects of the non-controlling interest) of $212.1 million resulted in an effective tax rate of 32.0%.  The 2011 income tax provision for our pre-tax income from continuing operations (including the effects of the non-controlling interest) of $121.0 million resulted in an effective tax rate of 37.0%.  The decrease in the effective tax rate from 2011 to 2012 is primarily due to the release of valuation allowance in 2012 of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as discussed above.

As of December 31, 2013, we had a net deferred tax liability of $312.8 million as compared to a net deferred tax liability of $235.4 million as of December 31, 2012.  The increase primarily relates to an increase in deferred tax liabilities resulting from the 2013 stock acquisitions with greater book basis in intangible and fixed assets.

As of December 31, 2013, we had $16.9 million of gross unrecognized tax benefits.  Of this total, $15.6 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations.  As of December 31, 2012, we had $26.0 million of gross unrecognized tax benefits.  Of this total, $15.0 million (net of federal effect on state tax issues) and $6.8 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates from continuing operations and discontinued operations, respectively. We recognized $1.2 million and $1.5 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2013 and 2012, respectively.  See Note 9. Income Taxes in the Notes to our Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had $280.1 million in cash and cash equivalent balances and net positive working capital of approximately $354.5 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of December 31, 2013, we had no amounts drawn on our Revolving Credit Facility and $154.5 million of borrowing capacity available.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and general uncommitted incremental term loan capacity of $200.0 million under our Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  We anticipate raising additional funds for our pending acquisitions.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On April 9, 2013, we entered into an amendment and restatement (the Amendment) of our Bank Credit Agreement.  Pursuant to the Amendment, we refinanced the existing facility and replaced the existing term loans under the facility with a new $500.0 million term loan A facility (Term Loan A), maturing April 2018 and priced at LIBOR plus 2.25%; and a $400.0 million term loan B facility (Term Loan B), maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.  $445.0 million of the Term Loan A was drawn on a delayed basis in October 2013.

In addition, we replaced our existing revolving line of credit with a new $100.0 million revolving line of credit maturing April 2018 and priced at LIBOR plus 2.25%.  The proceeds from the term loans, along with cash on hand, was used to fund acquisitions and for general corporate purposes.

In October 2013, we further amended certain terms of our Bank Credit Agreement.  Pursuant to this amendment, we increased the capacity of Term Loan A from $500 million to $700 million and increased the capacity of Term Loan B from $400 million to $650 million through an incremental Term Loan B loan of $250.0 million, which was drawn in October 2013. The incremental Term Loan B of $250.0 million was used to fund fourth quarter acquisitions, the redemption of the 9.25% Notes and for general corporate purposes. We also increased the capacity of our revolving line of credit from $100.0 million to $157.5 million maturing in April 2018.  Additional terms of the amendment are as follows:

•                  We increased our ratio of our First Lien Indebtedness from 3.50 times EBITDA to 3.75 times EBITDA for the period January 1, 2015 through maturity of the agreement.

•                  We increase our threshold for determining material third-party licensees from 5% to 10%

•                  Other amended terms provided us with increased television station acquisition capacity, more flexibility under the other restrictive covenants and prepayments of the existing term loans.

In May 2013, we issued 18.0 million shares of Class A Common Stock for net proceeds of $472.9 million.  The net proceeds were used to fund acquisitions in the third quarter 2013.

In April 2013, we issued $600.0 million of 5.375% Notes, which bear interest at a rate of 5.375% per annum and mature on April 1, 2021, pursuant to an indenture dated April 2, 2013 (the 5.375% Indenture).  The 5.375% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on October 1, 2013.  Prior to April 1, 2016, we may redeem the 5.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.375% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 5.375% Indenture.  Beginning on April 1, 2016, we may redeem some or all of the 5.375% Notes at any time or from time to time at a redemption price set forth in the 5.375% Indenture.  In addition, on or prior to April 1, 2016, we may redeem up to 35% of the 5.375% Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 5.375% Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the 5.375% Notes were used to pay down outstanding indebtedness under our bank credit facility.

In September 2013, 100% of the outstanding 4.875% Notes, representing aggregate principal of $5.7 million, were converted into 388,632 shares of Class A Common Stock, as permitted under the indenture, resulting in an increase in additional paid-in capital of $7.3 million, net of income taxes.

In October 2013, we issued $350.0 million in senior unsecured notes, which bear interest at a rate of 6.375% Notes per annum and mature on November 1, 2021, pursuant to an indenture dated October 11, 2013 (the 6.375% Indenture). The 6.375% Notes were priced at 100% of their par value and interest is payable semi-annually on May 1 and November 1, commencing on May 1, 2014. Prior to November 1, 2016, we may redeem the 6.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 6.375% Indenture. In addition, on or prior to November 1, 2016, we may redeem up to 35% of the 6.375% Notes using the proceeds of certain equity offerings. Upon the sale of certain of our assets or certain changes of control, the holders of the 6.375% Notes may require us to repurchase some or all of the notes.  The proceeds from the offering of the 6.375% Notes were used to partially fund the redemption of the 9.25% Notes, as discussed further below.

Effective October 12, 2013, we redeemed all of the outstanding 9.25% Notes, representing $500.0 million in aggregate principal amount. Upon the redemption, along with the principal, we paid the accrued and unpaid interest and a make whole premium of $25.4 million, for a total of $546.1 million paid to noteholders. We recorded a loss on extinguishment of $43.1 million in the fourth quarter of 2013 related to this redemption.

In October 2013, 100% of the outstanding 3.0% Notes, representing aggregate principal of $5.4 million, were converted and settled fully in cash of $10.5 million, as permitted under the indenture.  As the original terms of the indenture included a cash conversion feature, the effective settlement of the liability and equity components were accounted for separately.  The redemption of the liability component to resulted in a $1.0 million gain on extinguishment, and the redemption of the equity component was recorded as a reduction in additional paid-in capital, net of taxes.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Net cash flows from operating activities	$160.6	$237.5	$148.5

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(43.4)	$(44.0)	$(35.8)
Payments for acquisitions of television stations	(1,006.1)	(1,135.3)	—
Proceeds from the sale of broadcast assets	49.7	—	—
Payments for acquisitions of assets of other operating divisions	(4.7)	—	—
Purchase of alarm monitoring contracts	(23.7)	(12.5)	(8.9)
(Increase) decrease in restricted cash	(11.5)	58.5	(53.4)
Investments in equity and cost method investees	(10.8)	(24.1)	(11.6)
Investment in marketable securities	(11.6)	(1.5)	(4.9)
Other, net	10.9	9.6	2.4
Net cash flows (used in) from investing activities	$(1,051.2)	$(1,149.3)	$(112.2)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$2,278.3	$1,247.2	$151.7
Repayments of notes payable, commercial bank financing and capital leases	(1,509.8)	(179.3)	(150.4)
Proceeds from the sale of Class A Common Stock	472.9	—	—
Dividends paid on Class A and Class B common stock	(56.8)	(123.9)	(38.4)
Payments for deferred financing costs	(27.7)	(18.7)	(5.5)
Noncontrolling distributions contributions	(10.3)	(1.1)	(0.6)
Other, net	1.3	(2.5)	(2.1)
Net cash flows from (used in) financing activities	$1,147.9	$921.7	$(45.3)

Operating Activities

Net cash flows from operating activities decreased during the year ended December 31, 2013 compared to the same period in 2012.  During 2013, we had higher program payments, higher cash payments to vendors, and higher compensation expenses which are primarily due to our acquisitions since the same period in 2012, partially offset by higher cash receipts from customers.

Net cash flows from operating activities increased during the year ended December 31, 2012 compared to the same period in 2011.  During 2012, we received more cash receipts from customers, net of cash payments to vendors, partially offset by higher interest and tax payments and the $25.0 million payments to FOX pursuant to the agreements entered into during the second quarter of 2012.

Investing Activities

Net cash flows used in investing activities decreased during the year ended December 31, 2013 compared to the same period in 2012. This increase is primarily due to $1,006.1 million in payments for acquisitions of television stations during 2013 compared to $1,135.3 million during 2012, the proceeds from sales of certain television stations during 2013, and lower investments in equity and cost investees.  This increase was partially offset by higher purchases of alarm monitoring contracts and an increase in restricted cash for pending acquisitions.

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

In 2014, we anticipate incurring higher capital expenditures than incurred in 2013.

Financing Activities

Net cash flows from financing activities increased during the year ended December 31, 2013 compared to the same period in 2012.  The increase is primarily due to issuing $600.0 million and $350.0 million of 5.375% and 6.375% Notes, respectively, and $250.0 million net proceeds from our Bank Credit Agreement, $472.9 proceeds received from our offering of Class A common stock, decreases in dividends paid from $1.54 per share during 2012 to $0.60 per share during 2013, and increases in loans by our consolidated variable interest entities.  This increase is partially offset by redemption of our 9.375% Notes and increased payments for deferred financing costs.

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

During 2012, our Board of Directors declared a quarterly dividend of $0.12 per share in the months of February and May, which were paid in March and June, and $0.15 per share in the months of August and November, which were paid in September and December.  A special cash dividend of $1.00 per share was also declared in November 2012, which was paid in December, for total dividend payments of $1.54 per share for the year ended December 31, 2012.  During 2013, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February, April, August and November, which were paid in March, June, September and December, respectively, for total dividend payments of $0.60 per share for the year ended December 31, 2013.  In February 2014, our Board of Directors declared a quarterly dividend of $0.15 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2013 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2014	2015-2016	2017-2018	2019 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c), (d)	$3,829.2	$155.9	$423.7	$874.5	$2,375.1
Notes and capital leases payable to affiliates (c)	32.0	4.5	8.5	6.0	13.0
Operating leases	86.2	13.3	22.8	19.2	30.9
Program content (e)	736.5	223.6	346.1	158.9	7.9
Programming services (f)	101.6	42.9	29.9	19.7	9.1
LMA and outsourcing agreements (g)	2.2	0.7	1.2	0.3	—
Investments and loan commitments (h)	17.0	17.0	—	—	—
Other (i)	34.5	4.7	6.5	5.6	17.7
Total contractual cash obligations	$4,839.2	$462.6	$838.7	$1,084.2	$2,453.8

(a)   Excluded from this table are $16.9 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we cannot make reasonable estimates of the amount and period payments will be made.

(b)   Includes a one-year estimate of $8.9 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2019.

(c)   Includes interest on fixed rate debt and capital leases.  Estimated interest on our recourse variable rate debt has been excluded.  Recourse variable rate debt represents $1.2 billion of our $3.0 billion total face value of debt as of December 31, 2013.

(d)   During 2013 issued $600.0 million and $350.0 million of 5.375% and 6.375% Notes, and $250.0 million net proceeds from our Bank Credit Agreement. Additionally, during 2013, we redeemed $500.0 million of 9.25% Notes, $5.4 million of 3% Notes, and $5.7 million of 4.875% Notes.  Also, included in these amounts are $55.6 million of debt of our variable interest entities.

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

(g)   Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty. The fees that we are required to pay under these agreements total $6.9 million, $10.9 million, $2.9 million and $4.1 million for the periods 2014, 2015-2016, 2017-2018 and 2019 and thereafter, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in table above.

(h)   Commitments to contribute capital or provide loans to Allegiance Capital, LP, Sterling Ventures Partners, LP, Patriot Capital II, LP and Patriot III, LP.

(i)    Other includes obligations post-retirement benefits, maintenance and support, other corporate contracts and other long term liabilities.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2013, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 6. Notes Payable and Commercial Bank Financing, in the Notes to our Consolidated Financial Statements.  As of December 31, 2013, we did not have any outstanding derivative instruments.

We are exposed to risk from the changing interest rates of our variable rate debt, primarily related to our Bank Credit Agreement.  For the year ended December 31, 2013, interest expense on our term loans and revolver related to our Bank Credit Agreement was $27.3 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $7.4 million for the year ended December 31, 2013.  We also have $86.3 million of variable rate debt associated with our other operating divisions.  We estimate that adding 1.0% to respective interest rates would result in $0.7 million of additional interest expense for the year ended December 31, 2013.  Our consolidated VIEs have $55.6 million of variable rate debt associated with the stations that we provide services to pursuant to LMAs and other outsourcing arrangements..  We estimate that adding 1.0% to respective interest rates would an increase interest expense of the VIEs by $0.3 million for the year ended December 31, 2013.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2013.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2013.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO).  Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Management has excluded the assets, liabilities and operations of the television stations acquired from Cox Media Group LLC, Fisher Communications, Barrington Broadcasting LLC, TTBG LLC as well as WUTB-TV, KDBC-TV, KENV-TV, KRNV-TV, WPFO-TV from its assessment of internal control over financial reporting as of December 31, 2013 because these television stations were acquired by the Company in a purchase business combination during 2013.  These assets acquired represent 7% of total assets as of December 31, 2013 and 11% of total revenues for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Code of business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2013,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

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
2.1

Purchase Agreement, dated as of July 28, 2013, among Barbara B. Allbritton, Robert L. Allbritton, The Estate of Joe L. Allbritton, Barbara B. Allbritton 2008 Marital Trust, Robert Lewis Allbritton 1996 Trust, Allholdco, Inc. and Sinclair Television Group, Inc., with respect to the acquisition of Perpetual Corporation and Charleston Television, LLC. (Incorporated by reference from Registrant’s Current Report on Form 10-Q filed on November 12, 2013.)

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

4.7

Indenture, dated as of April 2, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 4, 2013).

4.8

Indenture, dated as of October 11, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Report on Form 8-K filed on October 17, 2013).

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

10.34

Amended and restated lease dated January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2014).

10.35*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 5, 2013. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2014).

10.36*	Employment Agreement for Steven J. Pruett, Chief Operating Officer. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 3, 2008).
10.37

Fifth Amended and Restated Credit Agreement, dated as of April 9, 2013, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 12, 2013.)

10.38

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of October 23, 2013, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 29, 2013.)

10.39*	Amendment to the 1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc., by and among Sinclair Broadcast Group, Inc
10.40*	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 11, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by David B. Amy, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Report on Form 8-K filed on April 26, 2005).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March 2014.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 3, 2014

/s/ David B. Amy	Executive Vice President and
David B. Amy	Chief Financial Officer	March 3, 2014

/s/ David R. Bochenek	Senior Vice President and
David R. Bochenek	Chief Accounting Officer	March 3, 2014

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 3, 2014

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 3, 2014

/s/ Robert E. Smith
Robert E. Smith	Director	March 3, 2014

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 3, 2014

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 3, 2014

/s/ Martin R. Leader
Martin R. Leader	Director	March 3, 2014

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity (deficit), of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and its subsidiaries (the Company) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

The operations of the television stations acquired during 2013 from Cox Media Group LLC, Fisher Communications Inc, Barrington Broadcasting LLC and TTBG LLC as well as the operations of WUTB-TV, KDBC-TV, KENV-TV, KRNV-TV and WPFO-TV were excluded from Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A and our audit of internal control over financial reporting represent 7% of total assets and 11% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/PricewaterhouseCoopers LLP

Baltimore, Maryland

March 3, 2014

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280,104	$22,865
Accounts receivable, net of allowance for doubtful accounts of $3,379 and $3,091, respectively	308,974	183,480
Affiliate receivable	182	416
Current portion of program contract costs	74,324	56,581
Prepaid expenses and other current assets	30,599	7,404
Assets held for sale	—	30,357
Deferred barter costs	3,688	3,345
Total current assets	697,871	304,448

PROGRAM CONTRACT COSTS, less current portion	24,708	12,767
PROPERTY AND EQUIPMENT, net	596,071	439,713
RESTRICTED CASH	11,747	225
GOODWILL	1,380,082	1,074,032
BROADCAST LICENSES	101,029	85,122
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,127,755	623,406
OTHER ASSETS	208,209	189,984
Total assets (a)	$4,147,472	$2,729,697

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$13,989	$10,086
Accrued liabilities	182,185	143,731
Income taxes payable	2,504	9,939
Current portion of notes payable, capital leases and commercial bank financing	46,346	47,622
Current portion of notes payable and capital leases payable to affiliates	2,367	1,704
Current portion of program contracts payable	90,933	88,015
Liabilities held for sale	—	2,397
Deferred barter revenues	3,319	3,499
Deferred tax liabilities	1,738	607
Total current liabilities	343,381	307,600

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,966,402	2,210,866
Notes payable and capital leases to affiliates, less current portion	18,925	13,187
Program contracts payable, less current portion	34,681	16,341
Deferred tax liabilities	311,041	233,465
Other long-term liabilities	67,338	48,291
Total liabilities (a)	3,741,768	2,829,750
COMMITMENTS AND CONTINGENCIES (See Note 10)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 74,145,569 and 52,332,012 shares issued and outstanding, respectively	741	523
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 26,028,357 and 28,933,859 shares issued and outstanding, respectively, convertible into Class A Common Stock	260	289
Additional paid-in capital	1,094,918	600,928
Accumulated deficit	(696,996)	(713,697)
Accumulated other comprehensive loss	(2,553)	(4,993)
Total Sinclair Broadcast Group shareholders’ deficit	396,370	(116,950)
Noncontrolling interests	9,334	16,897
Total equity (deficit)	405,704	(100,053)
Total liabilities and equity (deficit)	$4,147,472	$2,729,697

The accompanying notes are an integral part of these consolidated financial statements.

(a)         Our consolidated total assets as of December 31, 2013 and 2012 include total assets of variable interest entities (VIEs) of $194.1 million and $107.9 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2013 and 2012 include total liabilities of the VIEs of $31.6 million and $7.9 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1: Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share data)

	2013	2012	2011
REVENUES:
Station broadcast revenues, net of agency commissions	$1,217,504	$920,593	$648,002
Revenues realized from station barter arrangements	88,680	86,905	72,773
Other operating divisions revenues	56,947	54,181	44,513
Total revenues	1,363,131	1,061,679	765,288

OPERATING EXPENSES:
Station production expenses	385,104	255,556	178,612
Station selling, general and administrative expenses	249,732	171,279	123,938
Expenses recognized from station barter arrangements	77,349	79,834	65,742
Amortization of program contract costs and net realizable value adjustments	80,925	60,990	52,079
Other operating divisions expenses	48,109	46,179	39,486
Depreciation of property and equipment	70,554	47,073	32,874
Corporate general and administrative expenses	53,126	33,391	28,310
Amortization of definite-lived intangible and other assets	70,820	38,099	18,229
Loss (gain) on asset dispositions	3,392	(7)	(18)
Impairment of goodwill, intangible and other assets	—	—	398
Total operating expenses	1,039,111	732,394	539,650
Operating income	324,020	329,285	225,638

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(162,937)	(128,553)	(106,128)
Loss from extinguishment of debt	(58,421)	(335)	(4,847)
Income (loss) from equity and cost method investments	621	9,670	3,269
Gain on insurance settlement	199	47	1,742
Other income (loss), net	2,026	2,226	1,699
Total other expense	(218,512)	(116,945)	(104,265)
Income from continuing operations before income taxes	105,508	212,340	121,373
INCOME TAX PROVISION	(41,249)	(67,852)	(44,785)
Income from continuing operations	64,259	144,488	76,588
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, includes income tax benefit (provision) of $10,806, ($663) and ($477), respectively	11,558	465	(411)
NET INCOME	75,817	144,953	76,177
Net (income) attributable to the noncontrolling interests	(2,349)	(287)	(379)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$73,468	$144,666	$75,798
Dividends declared per share	$0.60	$1.54	$0.48
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.66	$1.78	$0.95
Basic earnings per share	$0.79	$1.79	$0.94
Diluted earnings per share from continuing operations	$0.66	$1.78	$0.95
Diluted earnings per share	$0.78	$1.78	$0.94
Weighted average common shares outstanding	93,207	81,020	80,217
Weighted average common and common equivalent shares outstanding	93,845	81,310	80,532

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$61,910	$144,201	$76,209
Income (loss) from discontinued operations, net of tax	11,558	465	(411)
Net income	$73,468	$144,666	$75,798

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011

Net income	$75,817	$144,953	$76,177
Amortization of net periodic pension benefit costs, net of taxes	(392)	(145)	(934)
Adjustments to pension obligations, net of taxes	2,571	—	—
Unrealized gain on investments, net of taxes	261	—	—
Comprehensive income	78,257	144,808	75,243
Comprehensive (income) loss attributable to the noncontrolling interests	(2,349)	(287)	(379)
Comprehensive income attributable to Sinclair Broadcast Group	$75,908	$144,521	$74,864

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2010	50,284,052	$503	30,083,819	$301	$609,640	$(771,953)	$(3,914)	$8,341	$(157,082)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(38,356)	—	—	(38,356)
Class A Common Stock issued pursuant to employee benefit plans	586,759	5	—	—	5,826	—	—	—	5,831
Class B Common Stock converted into Class A Common Stock	1,149,960	12	(1,149,960)	(12)	—	—	—	—	—
Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	—	—	—	1,808
6% Notes converted into Class A Common Stock	1,315	—	—	—	30	—	—	—	30
Tax benefit on share based awards	—		—	—	734	—	—	—	734
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(270)	(270)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	3,201	3,201
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	(663)	—	—	(1,838)	(2,501)
Other comprehensive income	—	—	—	—	—	—	(934)	—	(934)
Net income	—	—	—	—	—	75,798	—	379	76,177
BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2011	52,022,086	$520	28,933,859	$289	$617,375	$(734,511)	$(4,848)	$9,813	$(111,362)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(123,852)	—	—	(123,852)
Class A Common Stock issued pursuant to employee benefit plans	309,926	3	—	—	5,102	—	—	—	5,105
Purchase of assets from entity under common control	—	—	—	—	(23,638)	—	—	—	(23,638)
Tax benefit on share based awards	—	—	—	—	271	—	—	—	271
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,142)	(1,142)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	707	707
Consolidation of variable interest entity	—	—	—	—	—	—	—	9,050	9,050
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	1,818	—	—	(1,818)	—
Other comprehensive income	—	—	—	—	—	—	(145)	—	(145)
Net income	—	—	—	—	—	144,666	—	287	144,953
BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(56,767)	—	—	(56,767)
Issuance of common stock, net of issuance costs	18,000,000	180	—	—	472,733	—	—	—	472,913
Class B Common Stock converted into Class A Common Stock	2,905,502	29	(2,905,502)	(29)	—	—	—	—	—
Redemption of 3% Convertible Debentures, net of taxes	—	—	—	—	(5,100)	—	—	—	(5,100)
4.875% Convertible Debentures converted into Class A Common Stock, net of taxes	338,632	3	—	—	8,599	—	—	—	8,602
Class A Common Stock issued pursuant to employee benefit plans	569,423	6	—	—	10,229	—	—	—	10,235
Tax benefit on share based awards	—	—	—	—	521	—	—	—	521
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,256)	(10,256)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	344	344
Class A Common Stock sold by variable interest entity, net of taxes	—	—	—	—	7,008	—	—	—	7,008
Other comprehensive income	—	—	—	—	—	—	2,440	—	2,440
Net income	—	—	—	—	—	73,468	—	2,349	75,817
BALANCE, December 31, 2013	74,145,569	$741	26,028,357	$260	$1,094,918	$(696,996)	$(2,553)	$9,334	$405,704

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$75,817	$144,953	$76,177
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	70,554	48,871	33,153
Impairment of goodwill, intangible and other assets	—	—	398
Amortization of definite-lived intangible assets	70,820	38,671	18,229
Amortization of program contract costs and net realizable value adjustments	80,925	61,943	52,079
Loss on extinguishment of debt, non-cash portion	33,049	335	4,985
Deferred tax provision	22,518	8,313	43,972
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) in accounts receivable, net	(90,635)	(23,225)	(11,616)
Decrease in income taxes receivable	—	—	74
Increase in prepaid expenses and other current assets	8,295	(8,360)	(10,449)
Increase in other assets	(3,686)	(23,200)	(1,247)
Increase in accounts payable and accrued liabilities	7,954	35,885	8,878
(Decrease) increase in income taxes payable	(4,937)	9,150	(780)
(Decrease) increase in other long-term liabilities	(16,178)	(3,941)	913
Payments on program contracts payable	(90,080)	(70,061)	(67,319)
Original debt issuance discount paid	(23,766)	—	(13,785)
Other, net	19,927	18,141	14,851
Net cash flows from operating activities	160,577	237,475	148,513
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(43,388)	(43,986)	(35,835)
Payments for acquisitions of television stations	(1,006,144)	(1,135,348)	—
Proceeds from the sale of broadcast assets	49,738	—	—
Payments for acquisitions of assets of other operating divisions	(4,650)	—	(3,072)
Purchase of alarm monitoring contracts	(23,721)	(12,454)	(8,850)
(Increase) decrease in restricted cash	(11,522)	58,501	(53,445)
Distributions from equity and cost method investees	5,258	9,590	3,798
Investments in equity and cost method investees	(10,767)	(24,052)	(11,577)
Investment in marketable securities	(11,604)	(1,493)	(4,911)
Other, net	5,559	(42)	1,644
Net cash flows (used in) from investing activities	(1,051,241)	(1,149,284)	(112,248)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	2,278,293	1,247,255	151,733
Repayments of notes payable, commercial bank financing and capital leases	(1,509,760)	(179,356)	(150,447)
Redemption of 3% convertible notes	(10,500)	—	—
Proceeds from the sale of Class A Common Stock	472,913	—	—
Dividends paid on Class A and Class B Common Stock	(56,767)	(123,852)	(38,356)
Payments for deferred financing costs	(27,724)	(18,707)	(5,483)
Proceeds from Class A Common Stock sold by variable interest entity	10,908	—	1,808
Noncontrolling interests distributions	(10,256)	(1,142)	(610)
Repayments of notes and capital leases to affiliates	(1,959)	(2,882)	(3,210)
Other, net	2,755	391	(707)
Net cash flows from (used in) financing activities	1,147,903	921,707	(45,272)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,239	9,898	(9,007)
CASH AND CASH EQUIVALENTS, beginning of year	22,865	12,967	21,974
CASH AND CASH EQUIVALENTS, end of year	$280,104	$22,865	$12,967

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communication Commission (the FCC or Commission). We owned and provided programming and operating services pursuant to local marketing agreements (LMAs) or provided or were provided sales services pursuant to outsourcing agreements to 149 television stations in 71 markets, as of December 31, 2013. For the purpose of this report, these 149 stations are referred to as “our” stations.

Our broadcast group is a single reportable segment for accounting purposes and includes the following network affiliations: FOX (39 stations); CBS (25 stations); ABC (19 stations); NBC (16 stations); The CW (23 stations); MyNetworkTV (20 stations; not a network affiliation; however, it is branded as such); Univision (5 stations), Azteca (1 station) and one independent station.    In addition, certain stations broadcast programming on second and third digital signals through network affiliation or program service arrangements with CBS, ABC, and NBC (certain signals are rebroadcasted content from other primary channels within the same market), FOX, The CW, MyNetworkTV, This TV, ME TV, Weather Radar, Weather Nation, Live Well Network, Antenna TV, Bounce Network, Zuus Country Network, Retro TV, Estrella TV, MundoFox, Tele-Romantica, Inmigrante TV, Azteca and Telemundo.

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as assets and liabilities held for sale in the accompanying consolidated balance sheets and consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations. WLAJ-TV was recently acquired in the second quarter of 2012 in connection with the acquisition of the television stations from Freedom Communications (Freedom). WLWC-TV was recently acquired in the first quarter of 2012 in connection with the acquisition of the television stations from Four Points Media Group LLC (Four Points). See Note 2. Acquisitions for more information.  In October 2012, we entered into an agreement to sell all the assets of WLAJ-TV to an unrelated third party for $14.4 million.  In January 2013, we entered into an agreement to sell the assets of WLWC-TV to an unrelated third party for $13.8 million.  The operating results of WLAJ-TV, which was sold effective March 1, 2013, and WLWC-TV, which was sold effective April 1, 2013, are not included in our consolidated results of operations from continuing operations for the year ended December 31, 2013. Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2013, were $0.6 million and $1.6 million, respectively.  Total revenues of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2012, are $3.7 million and $6.3 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2013, are $0.2 million and $0.4 million, respectively, and total income(loss) before taxes of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2012, are $0.9 million and $0.2 million, respectively.  The resulting gain on the sale of these stations in 2013 was negligible.

Additionally, we recognized a $11.2 million income tax benefit during the year ended December 31, 2013, attributable to the adjustment of certain liabilities for unrecognized tax benefits related to discontinued operations. See Note 9. Income Taxes for further information.

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.  The assets of each of our consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. See Note 6. Notes Payable and Commercial Bank Financing for more information.

We have entered into LMAs to provide programming, sales and managerial services for seven television stations of Cunningham Broadcasting Company (Cunningham), the license owner of these television stations as of December 31, 2013.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of these television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire these FCC license related assets are pending FCC approval.  We also perform sales and other non-programming support services to two other stations owned by Cunningham (acquired in November 2013) pursuant to joint sales agreements (JSAs) and shared services agreements (SSAs).  We have purchase options to acquire the license assets of these stations.  We own the majority of the non-license assets of these nine Cunningham stations and we have guaranteed the debt of Cunningham.  We have determined that Cunningham and these nine stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and our guarantee of the debt of Cunningham, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the services we provide pursuant to the LMAs, and other outsourcing agreements, and we absorb losses and returns that would be considered significant to Cunningham.  See Note 11. Related Person Transactions for more information on our arrangements with Cunningham.  Included in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 are net revenues of $107.6 million, $105.5 million and $90.3 million, respectively, which relates to LMAs with Cunningham.

We have certain outsourcing agreements, including certain joint sales and shared services agreements, with certain other license owners, under which we provide certain non-programming related sales, operational and administrative services.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms.  We own the majority of the non-license assets of these stations and in certain cases have guaranteed the debt of licensee (see Note 6. Notes Payable and Commercial Bank Financing).  We also have purchase options to buy the assets of the licensees.  We have determined that these licensees (18 and 10 licensees as of December 31, 2013 and 2012) are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Included in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 are net revenues of $128.2 million, $49.1 million and $11.9 million, respectively which relates to these arrangements.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,916	$3,805
Accounts receivable	18,468	110
Current portion of program contract costs	10,725	6,113
Prepaid expenses and other current assets	247	218
Total current asset	34,356	10,246

PROGRAM CONTRACT COSTS, less current portion	5,075	1,484
PROPERTY AND EQUIPMENT, net	11,081	10,806
GOODWILL	6,357	6,357
BROADCAST LICENSES	16,768	14,927
DEFINITE-LIVED INTANGIBLE ASSETS, net	97,496	51,368
OTHER ASSETS	22,935	12,723
Total assets	$194,068	$107,911
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$86	$15
Accrued liabilities	2,536	186
Current portion of notes payable, capital leases and commercial bank financing	5,731	2,123
Current portion of program contracts payable	11,552	8,991
Total current liabilities	19,905	11,315

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	49,850	20,238
Program contracts payable, less current portion	6,597	2,080
Long term liabilities	10,838	—
Total liabilities	$87,190	$33,633

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payment made under these LMAs as of December 31, 2013 and 2012, which are excluded from liabilities above, were $32.4 million and $29.8 million, respectively.  The total capital lease assets excluded from above were $11.2 million and $11.7 million, respectively for the years ended December 31, 2013 and 2012, respectively.  During the year ended December 31, 2013, Cunningham sold a portion of its investment in our Class A Common Stock which is eliminated in consolidation and excluded from assets shown above, for $7.0 million, net of income taxes and has been reflected as an increase in additional paid in capital in the consolidated balance sheet.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $59.9 million and $36.2 million as of December 31, 2013 and December 31, 2012, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2013 and 2012 was $26.7 million and $31.0 million, respectively, which are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $2.1 million, $6.4 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to these investments.

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

In February 2013, the FASB issued new guidance requiring disclosure of items reclassified out of accumulated other comprehensive income (AOCI).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI.  The new guidance is effective for annual and interim periods beginning after December 15, 2012.  This guidance did not have a material impact on our financial statements.

In July 2013, the FASB issued new guidance requiring new disclosure of unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect this guidance to have a material impact on our financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Under the terms of certain lease agreements, as of December 31, 2013 and December 31, 2012, we were required to hold $0.2 million of restricted cash related to the removal of analog equipment from some of our leased towers.

Additionally, during 2013, we entered into definitive agreements to purchase the assets of pending acquisitions. We were required to deposit 10% of the purchase price for each acquisition into an escrow account. As of December 31, 2013, we held $11.4 million in restricted cash classified as noncurrent related to the amount held in escrow for these acquisitions.

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Balance at beginning of period	$3,091	$3,008	$3,242
Charged to expense	1,802	1,141	751
Net write-offs	(1,514)	(1,058)	(985)
Balance at end of period	$3,379	$3,091	$3,008

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

Other Assets

Other assets as of December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Equity and cost method investments	$98,385	$94,924
Unamortized costs related to debt issuances	46,150	40,260
Other	63,674	54,800
Total other assets	$208,209	$189,984

We have equity and cost method investments primarily in private investment funds and real estate ventures.  In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2013, 2012, and 2011, none of our investments were significant individually or in the aggregate.

As of December 31, 2013 and 2012, our unfunded commitments related to private equity investment funds totaled $17.0 million and $8.9 million, respectively.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess whether a loss in value has occurred related to the investment.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  For the year ended December 31, 2011 we recorded no impairments. For the year ended December 31, 2012, we recorded impairments of $1.3 million related to two of our investments. For the year ended December 31, 2013, we recorded impairments of $0.6 million related to two of our investments. The impairments are recorded in the income (loss) from equity and cost method investees in our consolidated statement of operations.

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

The increase in other, in the table above, in 2013 was primarily due to acquisitions of marketable securities by our consolidated variable interest entities.

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

For our annual impairment test for indefinite-lived intangibles, broadcast licenses, we applied a qualitative assessment to assess whether it is more likely than not that a broadcast license is impaired.  Our qualitative assessment for indefinite-lived intangible asset impairment includes, but it not limited to, review of operating results, assessing the changes in macroeconomic conditions, cost factors, regulatory environment, industry and market conditions, and other events and circumstances that could affect the significant inputs used to determine the fair value of our broadcast license assets.  When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the unit of accounting level, each station’s broadcast license, and we aggregate the broadcast licenses for each market because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will calculate the fair value of the broadcast license in accordance with the quantitative test for indefinite-lived intangible assets. If a quantitative test is performed, we use the income approach method. The income approach method involves a discounted cash flow model that incorporates several variables, including, but not limited to, discounted cash flows of a typical market participant, market revenue and long term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on the weighted-average cost of capital of the television broadcast industry. We will compare the fair value of the broadcast licenses, at a market level, to the carrying amount of those same broadcast licenses.  If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

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

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Compensation and employee health insurance	$44,800	$32,099
Interest	25,133	18,885
Deferred revenue	20,128	14,734
Other accruals relating to operating expenses (a)	92,124	78,013
Total accrued liabilities	$182,185	$143,731

(a) Included in other accruals relating to operating expenses as of December 31, 2012 is $25.0 million which was paid to Fox in April 2013 as discussed further in Network Affiliation Agreements and Program Service Agreements under Note 10. Commitments and Contingencies.

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2013, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Management periodically performs a comprehensive review of our tax positions and accrues amounts for tax contingencies.  Based on these reviews, the status of ongoing audits and the expiration of applicable statute of limitations, accruals are adjusted as necessary in accordance with income tax accounting guidance.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.

Supplemental Information — Statements of Cash Flows

During 2013, 2012 and 2011, we had the following cash transactions (in thousands):

	2013	2012	2011
Income taxes paid related to continuing operations	$26,037	$46,964	$897
Income tax refunds received related to continuing operations	$4,414	$194	$5
Interest paid	$147,083	$110,973	$98,643

Non-cash transactions related to capital lease obligations were $10.4 million, $0.3 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The non-cash conversion of the 4.875% Notes was $8.6 million, net of taxes for the year ended December 31, 2013.

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

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in station production and other operating division expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $15.4 million, $12.2 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Financial Instruments

Financial instruments, as of December 31, 2013 and 2012, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We are required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  As of December 31, 2013 and 2012, we held a liability of $1.9 million and $5.5 million, respectively, representing the underfunded status of our defined benefit pension plan.

In connection with acquisition of Fisher Communications, Inc. (Fisher) in 2013 (see Note 2. Acquisitions), we assumed a nonqualified noncontributory supplemental retirement program (Fisher SERP) that was originally established for former executives of Fisher.  No new participants have been admitted to this program since 2001 and the benefits of active participants were frozen in 2005.  The program participants do not include any active employees. The Fisher SERP required continued employment or disability through the date of expected retirement, unless involuntarily terminated.  The cost of the program is accrued over the average expected future lifetime of the participants. While the nonqualified plan is unfunded, but Fisher had made investments in annuity contracts and life insurance policies on the lives of certain individual participants to assist in future payment of retirement benefits.  The Company is the owner and beneficiary of the annuity contracts and life insurance policies; accordingly, the cash value of the annuity contracts and the cash surrender value of the life insurance policies are reported at fair value as assets in our consolidated balance sheet and any appreciation value is included in other income in our consolidated statement of operations.  The carrying value of the annuity contracts and life insurance policies was $18.2 million as of December 31, 2013.

As of December 31, 2013, the estimated projected benefit obligation of Fisher SERP was $22.0 million, of which $1.5 million is included in accrued expenses in the consolidated balance sheet and the $20.5 million is included in other long-term liabilities.  During the year ended December 31, 2013, since acquiring Fisher, we made $0.5 million in benefit payments, recognized $0.4 million of periodic pension expense, reported in other expenses in the consolidated statement of operations, and $0.2 million of actuarial gains through other comprehensive income.

At December 31, 2013 the projected benefit obligation was measured using a 4.51% discount rate. We estimated its discount rate, in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

We estimate that benefits expected to be paid to participants under the Fisher SERP as follows (in thousands):

December 31, 2013
2014	$1,489
2015	1,601
2016	1,686
2017	1,624
2018	1,580
Next 5 years	7,366
$15,346

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

The results of operations for the years ended December 31, 2013 and 2012 include the results of the Four Points stations since January 1, 2012.  Net broadcast revenues and operating income of the Four Points stations included in our consolidated statements of operations, were $73.7 million and $70.0 million for the years ended December 31, 2013 and 2012, respectively and $19.8 million and $17.3 million for the years ended December 31, 2013 and 2012, respectively.  These amounts exclude the operations of WLWC-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating losses of WLWC-TV were $1.4 million and $0.2 million, respectively, for the year ended December 31, 2013 and $5.5 million and $0.2 million, respectively, for the year ended December 31, 2012.  Additionally, during the year ended December 31, 2011, prior to the acquisition, we recorded net broadcast revenues of $8.8 million related to the Four Points LMA.

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

The results of operations for the years ended December 31, 2013 and 2012 includes the results of the Freedom stations since April 1, 2012.  Net broadcast revenues and operating income of the Freedom stations included in our consolidated statements of operations, were $108.6 million and $91.0 million for the years ended December 31, 2013 and 2012, respectively, and$29.4 million and $32.5 million for the years ended December 31 2013, and 2012, respectively. These amounts exclude the operations of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.  Net broadcast revenues and operating losses of WLAJ-TV were $0.7 million and $0.1 million, respectively, for the year ended December 31, 2013 and $3.8 million and $0.9 million, respectively, for the year ended December 31, 2012.  Additionally, during the first quarter 2012 and year ended December 31, 2011, prior to the acquisition, we recorded net broadcast revenues of $10.0 million and $2.0 million, respectively, related to the Freedom LMA.

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

Our right to acquire certain of the license assets of WPMI and WJTC in Mobile, AL was assigned to a third party, who acquired these assets effective December 1, 2012 for $6.0 million. Additionally, a third party acquired the license assets of WHAM in Rochester, NY from Newport effective February 1, 2013 for $6.0 million.  Concurrent with the acquisition of WKRC in Cincinnati, OH and WOAI in San Antonio, TX from Newport, we sold the license assets of two of our existing stations located in Cincinnati, OH (WSTR MNT) and San Antonio, TX (KMYS CW) for a total of $10.7 million to third parties. All of the aforementioned third party licensees are part of the Deerfield Media group of companies (Deerfield), which are under common ownership.  Deerfield financed these purchases with third party bank financing which we have guaranteed. See Note 6. Notes Payable and Commercial Bank Financing for more information.  We provide non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements and we have assignable purchase options with these licensees to acquire the license assets upon FCC approval. We consolidate the license assets of these stations because the licensee companies are VIEs and we are the primary beneficiary. Prior to Deerfield acquiring the license assets of WHAM in Rochester, NY on February 1, 2013, we provided non-programming related sales, operational and administrative services to the station pursuant to certain outsourcing agreements with Newport. We consolidated the license assets owned by Newport from December 1, 2012 to January 31, 2013 because the licensee company was a VIE and the Company was the primary beneficiary. See Variable Interest Entities in Note 1.  Nature of Operations and Summary of Significant Accounting Policies.  The purchase of the license assets by Deerfield in February 2013 was accounted for as a transaction between parties under common control.

Under the acquisition method of accounting, the results of the acquired operations are included in the financial statements of the Company beginning December 1, 2012. The initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The initial purchase price allocated includes $460.5 million paid for certain broadcast assets of the seven stations from Newport and the rights under the LMAs with the two other stations, $6.0 million paid by Deerfield for the license assets of WPMI and WJTC and $6.0 million paid by third parties for the license assets of WHAM, and $0.2 million of noncontrolling interests related to the WLYH VIE, less a working capital adjustment of $1.3 million. The sale of the license assets of WSTR in Cincinnati, OH and KMYS in San Antonio, TX was considered a transaction between parties under common control and therefore was not included in the purchase price allocation. The final allocated fair value of acquired assets and assumed liabilities, including the assets owned by VIEs, is summarized as follows (in thousands):

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

The results of operations for the year ended December 31, 2012 include the results of the Newport stations since December 1, 2012.  Net broadcast revenues and operating income of the Newport stations included in our consolidated statements of operations, were $149.0 million and $11.7 million for the years ended December 31, 2013 and 2012, respectively, and $35.8 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively.

Fisher Communications

Effective August 8, 2013, we completed the acquisition of all of the outstanding common stock of Fisher Communications, Inc. (Fisher). We paid $373.2 million to the shareholders of the Fisher common stock, representing $41.0 per common share. We financed the total purchase price with cash on hand. Fisher owns certain broadcast assets related to the following twenty-two stations, and four radio stations in 8 markets along with the respective network affiliation or program service arrangements: KOMO (ABC) and KUNS (Univision) in Seattle-Tacoma, WA; KATU (ABC), KUNP(Univision), and KUNP-LP (Univision) in Portland, OR; KLEW (CBS) in Spokane, WA; KBOI (CBS) and KYUU-LD (CW) in Boise, ID; KVAL (CBS), KCBY (CBS), KPIC (CBS), KMTR (NBC), KMCB (NBC), and KTCW (NBC) in Eugene, OR; KIMA (CBS), KEPR (CBS), KUNW-CD (Univision), and KVVK-CD (Univision), in Yakima/Pasco/Richland/Kennewick, WA; KBAK (CBS) and KBFX-CD (FOX) in Bakersfield, CA; as well as KIDK (CBS/FOX) and KXPI (FOX) in Idaho Falls/Pocatello, ID. The four radio stations are: KOMO (AM/FM), KPLZ (FM) and KVI (AM) in the Seattle/Tacoma, WA market.  This acquisition provides expansion into additional markets and increases value based on the synergies we can achieve.

The results of the acquired operations are included in the financial statements of the Company beginning on August 8, 2013.  Under the acquisition method of accounting, the initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocation reflects the consolidation of net assets of the third party which owns the license and related assets of KMTR in Eugene, OR, which we have consolidated, as the licensee is considered to be a VIE and we are the primary beneficiary of the variable interests. Additionally, another third party that performs certain services pursuant to an outsourcing agreement to our stations in Idaho Falls, ID  (KIDK and KXPI), exercised an existing purchase option to purchase the broadcast assets of the two stations for $6.3 million, which closed in November 2013.  The assets of these stations were classified as assets held for sale in the initial purchase price allocation.  The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Cash	$13,531
Accounts receivable	29,962
Prepaid expenses and other current assets	19,337
Program contract costs	10,968
Property and equipment	48,616
Broadcast licenses	11,058
Definite-lived intangible assets	155,073
Other assets	8,348
Assets held for sale	6,339
Accounts payable and accrued liabilities	(20,384)
Program contracts payable	(10,977)
Deferred tax liability	(51,024)
Other long-term liabilities	(22,127)
Fair value of identifiable net assets acquired	198,720
Goodwill	174,476
Total	$373,196

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $100.6 million, the decaying advertiser base of $15.0 million, and other intangible assets of $39.5 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 15 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill deductible for tax purposes will be approximately $11.1 million.  The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.  Certain measurement period adjustments have been made since the initial allocation in the third quarter of 2013, which were not material to our consolidated financial statements.

The results of operations for the year ended December 31, 2013 includes the results of the Fisher stations since August 8, 2013.  Net broadcast revenues and operating income of the Fisher stations included in our consolidated statements of operations, were $79.1 million and $19.1 million for the year ended December 31, 2013.  Post-acquisition, we recognized $4.3 million of severance expense related to certain Fisher executives and employees that have been or will be terminated who had existing agreements in place prior to close.

Barrington

Effective November 22, 2013, we completed the acquisition of the broadcast assets of Barrington Broadcasting Company, LLC for $370.0 million, less working capital of $2.4 million, and entered into agreements to operate or provide sales and administrative services to another five stations.  The purchase price includes $7.5 million paid by third parties for the license related assets of certain stations. The acquired assets relate to the following twenty four stations located in fifteen markets along with the respective network affiliation or program service arrangements: WEYI (NBC) and WBSF (CW) in Flint/Saginaw/Bay City/Midland, MI; WNWO (NBC) in Toledo, OH; WACH (FOX) in Columbia, SC; WSTM (NBC), WTVH (CBS) and WSTQ (CW) in Syracuse, NY; KGBT (CBS) in Harlingen/Weslaco/Brownsville/McAllen, TX; KXRM (FOX) and KXTU (CW) in Colorado Springs, CO; WPDE (ABC) and WWMB (CW) in Myrtle Beach/Florence, SC; WHOI (ABC) in Peoria/Bloomington, IL; WPBN/WTOM (NBC),  and WGTU/WGTQ (ABC) in Traverse City/Cadillac, MI; KVII (ABC) and KVIH (ABC) in Amarillo, TX; KRCG (CBS) in Columbia/Jefferson City, MO; WFXL (FOX) in Albany, GA; KHQA (CBS) in Quincy, IL/Hannibal, MO/Keokuk, IA; WLUC (NBC) in Marquette, MI; and KTVO (ABC) in Ottumwa, IA/Kirksville, MO.

Concurrent with the Barrington acquisition, due to FCC conflict ownership rules, we sold our station, WSYT (FOX), and assigned its LMA with WNYS-TV (MNT), in Syracuse, NY to a third party for $15 million less, and recognized a loss on sale of approximately $3.3 million.  We also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22.0 million. Although we have no continuing involvement in the operations of this station, because Cunningham is a consolidated VIE and we have a purchase plan option to acquire these assets from Cunningham, the assets of WYZZ were not derecognized and the transaction was accounted for a transaction between parties under common control.  Thus no gain or loss has been recognized in the consolidated statement of operations for sale of WYZZ.

The results of the acquired operations are included in the financial statements of the Company beginning on November 22, 2013. Under the acquisition method of accounting, the initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocation reflects the consolidation of net assets of the third party licensees which own the license and related assets of WEYI and WBSF in Flint, MI, WWMB in Myrtle Beach, SC and WGTU/WGTQ in Traverse City, MI, which we have consolidated, as the licensees are considered to be VIEs and we are the primary beneficiary of the variable interests.  The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Prepaid expenses and other current assets	$681
Program contract costs	3,813
Property and equipment	67,519
Broadcast licenses	719
Definite-lived intangible assets	220,535
Accounts payable and accrued liabilities	(2,725)
Program contracts payable	(3,813)
Other long-term liabilities	(65)
Fair value of identifiable net assets acquired	286,664
Goodwill	81,022
Total	$367,686

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $99.3 million, the decaying advertiser base of $43.8 million, and other intangible assets of $77.4 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 14 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.

The results of operations for the year ended December 31, 2013 includes the results of the Barrington stations since November 22, 2013.  Net broadcast revenues and operating income of the Barrington stations included in our consolidated statements of operations, were $16.9 million and $4.1 million for the year ended December 31, 2013.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude acquisitions presented under Other Acquisitions below, as they were deemed not material both individually and in the aggregate. The 2011 period does not include the pro forma effects of the 2013 acquisitions, and as such will not provide comparability to the 2012 and 2013 pro forma periods presented in the following table (in thousands, except per share data):

	(Unaudited)
	2013	2012	2011
Total revenues	$1,580,883	$1,513,975	$1,210,257
Net Income	$56,657	$153,807	$151,751
Net Income attributable to Sinclair Broadcast Group	$54,308	$153,370	$151,352
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$0.58	$1.89	$1.86

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs, alignment of accounting policies and the related tax effects of the adjustments.  Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangibles and intangible assets in purchase accounting.  The pro forma revenues exclude the revenues of WLAJ-TV and WLWC-TV which are classified as discontinued operations in the consolidated statements of operations.

In connection with these acquisitions, for the years ended December 31, 2013, 2012, and 2011, we incurred a total of $2.8 million, $1.2 million, and $0.6 million, respectively, of costs primarily related to legal and other professional services,, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.  These costs were not included in the pro forma amounts above as they are nonrecurring in nature.

Other Acquisitions

We acquired five other television stations during the year ended December 31, 2012 in three markets. The initial purchase price allocated includes $45.1 million paid for certain broadcast assets of these stations, less working capital adjustments of $0.7 million, and $4.4 million of non-controlling interests related to, and amounts paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate. In addition to the Fisher and Barrington acquisitions, we acquired nineteen television stations during the year ended December 31, 2013 in ten markets, of which five station in four of the ten markets were acquired from Cox Media Group in May 2013. Additionally, ten of the nineteen stations were acquired in four markets from TTBG LLC (TTBG) during September 2013 and October 2013. The initial purchase price allocated includes $272.7 million paid for certain broadcast assets of these stations, working capital of $9.5 million, and $0.7 million paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate. We allocated the total purchase price of these within the respective years, as follows (in thousands):

	2013	2012
Accounts receivable	$8,226	$—
Prepaid expenses and other current assets	5,217	160
Program contract costs	6,182	1,638
Property and equipment	54,148	16,545
Deferred tax asset	3,888	—
Broadcast licenses	3,736	2,679
Definite-lived intangible assets	147,191	22,546
Accrued liabilities	(3,926)	(1,178)
Program contracts payable	(6,331)	(4,252)
Other long term liabilities	(10,300)	—
Fair value of identifiable net assets acquired	208,031	38,138
Goodwill	74,847	10,661
Total	$282,878	$48,799

The definite-lived intangible assets in the table above, will be amortized over the remaining useful lives of 15 years for network affiliations, 10 years for decaying advertiser base, and a weighted average of 14 years for the other intangible assets. In conjunction with these acquisitions, for the years ended December 31, 2013 and 2012, we incurred transaction costs of approximately $0.6 million and $0.7 million respectively, which are reported in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. Net broadcast revenues for the year ended December 31, 2013 related to stations acquired in 2013 were $52.4 million.  Net broadcast revenues for the years ended December 31, 2013 and 2012 related to the stations acquired in 2012 were $21.5 million and $5 million, respectively.

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

Options.  In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Options granted pursuant to the LTIP must be exercised within 10 years following the grant date.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2013, 8,682,809 shares (including forfeited shares) were available for future grants.  We have not issued any options subsequent to accelerating the vesting in 2005.

The following is a summary of changes in outstanding stock options:

	Options	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
Outstanding at December 31, 2012	129,500	$11.73	129,500	$11.73
2013 Activity:
Granted	—	—	—	—
Exercised	(100,000)	11.86	—	—
Cancelled	(17,000)	11.71	—	—
Outstanding at December 31, 2013	12,500	10.75	12,500	10.75

RSAs.  RSAs are granted to employees pursuant to the LTIP.  RSAs issued in 2013, 2012 and 2011 have certain restrictions that lapse over two years at 50% and 50%, respectively. RSAs issued prior to 2010 have certain restrictions that lapse over three years at 25%, 25% and 50%, respectively.  As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends.  The fair value assumes the value of the stock on the grant date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2012	158,500	$11.79
2013 Activity:
Granted	314,000	14.19
Vested	(102,500)	11.84
Forfeited	—	—
Unvested shares at December 31, 2013	370,000	13.81

For the years ended December 31, 2013, 2012 and 2011, we recorded compensation expense of $2.7 million, $1.2 million and $1.0 million, respectively. The majority of the unrecognized compensation expense of $2.5 million, as of December 31, 2013, will be recognized in 2014.

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

The initial exercise price for options under the ESPP is 85% of the lesser of the fair market value of the common stock as of the first day of the quarter and as of the last day of that quarter. No participant can purchase more than $25,000 worth of our common stock over all payroll deduction periods ending during the same calendar year.  We value the stock options under the ESPP using the Black-Scholes option pricing model, which incorporates the following assumptions as of December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	0.1%	0.1%	0.4%
Expected life	3 months	3 months	3 months
Expected volatility	37%-60%	38%-53%	38%-67%
Weighted average volatility	44%	44%	51%
Annual dividend yield	1.8%-4.7%	4.3%-6.7%	3.8%-6.6%
Weighted average dividend yield	4.2%	5.2%	5.4%

We use the Black-Scholes model as opposed to a lattice pricing model because employee exercise patterns are not relevant to this plan.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with short-term maturities that approximate the expected life of the options of three months.  The expected volatility is based on our historical stock prices over the previous three month period.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.2 million and $0.1 million, respectively.  Less than 0.1 million shares were issued to employees during the year ended December 31, 2013.

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

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2013, 2012 and 2011, we recorded $3.1 million, $1.6 million and $1.3 million, respectively, of compensation expense related to the Match.

SARs.  On February 5, 2013, 500,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP.  The base value of each SAR is $14.21 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $3.2 million. On March 9, 2012, 400,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP.  The base value of each SAR is $11.68 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $2.0 million. On March 22, 2011, 300,000 SARs were granted to David Smith, our President and Chief Executive Officer, pursuant to the LTIP.  The base value of each SAR is $12.07 per share, which was the closing price of our Class A Common Stock on the grant date.  The SARs had a grant date fair value of $2.2 million.  The SARs have a 10-year term and vest immediately.  We valued the SARs using the Black-Scholes model and the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.9%	0.9%	3.6%
Expected life	5 years	5 years	10 years
Expected volatility	73%	73%	68%
Annual dividend yield	4.3%	5.2%	2.3%

The following is a summary of the changes in SARS:

	SARs	Weighted-Average Price
Outstanding at December 31, 2012	900,000	$12.72
2013 Activity:
Granted	500,000	14.21
Exercised	—	—
Outstanding SARs at December 31, 2013	1,400,000	13.25

For the years ended December 31, 2013, 2012 and 2011, we recorded compensation expense, at the grant date, of $3.2 million, $2.0 million and $2.2 million, respectively, related to these grants.  In 2011, David Smith exercised 650,000 of his then outstanding SARs for 237,947 shares.  During 2013, 2012 and 2011, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.  As of December 31, 2013, 1,400,000 SARs were outstanding.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and/or appraisals.  These stock awards vest immediately.  For the years ended December 31, 2013, 2012 and 2011, we recorded compensation expense of $0.3 million, $0.7 and $2.9 million, respectively, related to these awards.  These awards have no effect on the shares used in our basic and diluted earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of shares of Class A Common Stock pursuant to the LTIP.  In 2013, each non-employee director received 6,250 shares and in 2012 and 2011, each non-employee director received 5,000 shares, respectively.  On June 6, 2013, we granted 31,250 shares that had a fair value of $24.30 per share.  On June 14, 2012 and June 3, 2011, we granted 25,000 shares that had a fair value of $8.12 per share, 25,000 shares that had a fair value of $9.39 per share, respectively.  The fair value assumes the closing value of the stock on the date of grant.  We recorded expense of $0.8 million, $0.2 million and $0.2 million for each of the years ended December 31, 2013, 2012 and 2011. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings (loss) per share.

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

Property and equipment consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Land and improvements	$37,517	$33,932
Real estate held for development and sale	67,037	56,419
Buildings and improvements	168,441	135,162
Station equipment	572,851	425,823
Office furniture and equipment	50,210	41,134
Leasehold improvements	19,453	18,362
Automotive equipment	23,443	20,634
Capital leased assets	81,602	79,126
Construction in progress	17,078	18,274
	1,037,632	828,866
Less: accumulated depreciation	(441,561)	(389,153)
	$596,071	$439,713

Capital leased assets are related to building, tower and equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded capital lease depreciation expense of $4.0 million, $3.5 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

5.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $1,380.1 million and $1,074.0 million at December 31, 2013 and 2012, respectively.  The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other Operating Divisions	Consolidated
Balance at December 31, 2011
Goodwill	$1,070,202	$3,488	$1,073,690
Accumulated impairment losses	(413,573)	—	(413,573)
	656,629	3,488	660,117
Acquisition of television stations (a)	425,822	—	425,822
Reclassification of goodwill to assets held for sale (b)	(11,907)	—	(11,907)
Balance at December 31, 2012 (c)
Goodwill (a)	1,484,117	3,488	1,487,605
Accumulated impairment losses	(413,573)	—	(413,573)
	1,070,544	3,488	1,074,032
Acquisition of television stations (a)	330,309	—	330,309
Sale of broadcast assets (d)	(14,724)	—	(14,724)
Measurement period adjustments related to 2012 acquisitions (e)	(9,535)	—	(9,535)
Balance at December 31, 2013 (c)
Goodwill	1,790,167	3,488	1,793,655
Accumulated impairment losses	(413,573)	—	(413,573)
	$1,376,594	$3,488	$1,380,082

(a)         In 2013 and 2012, we acquired goodwill as a result of acquisitions as discussed in Note 2. Acquisitions.

(b)         In 2012, we reclassified goodwill to assets held for sale as a result of the pending sales of WLAJ-TV in Lansing, Michigan, and WLWC-TV in Providence, Rhode Island as discussed in Discontinued Operations under Note 1. Nature of Operations and Summary of Significant Accounting Policies

(c)          Approximately $6.4 million of goodwill relates to consolidated VIEs as of December 31, 2013 and 2012.

(d)         Amounts relate to the sale of WSYT (FOX) (including certain assets of WNYS (MNT), which we performed service to under an LMA) in Syracuse, NY, in connection with the acquisition of stations from Barrington, as discussed in Note 2. Acquisitions.

(e)          Amounts relate to immaterial measurement period adjustments related to 2012 acquisitions.

As of December 31, 2013 and 2012, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	2013	2012
Beginning balance	$85,122	$47,002
Acquisition of television stations (a)	15,514	38,924
Sale of broadcast assets (e)	(25)	—
Measurement period adjustments related to 2012 acquisitions (d)	418	—
Reclassification of broadcast license to assets held for sale (b)	—	(804)
Ending balance (c)	$101,029	$85,122

(a)         In 2013, we acquired broadcast licenses as a result of acquisitions as discussed in Note 2. Acquisitions.

(b)         In 2012, we reclassified the broadcast license of WLAJ-TV in Lansing, Michigan and WLWC-TV in Providence, Rhode Island to assets held for sale as discussed in Discontinued Operations under Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(c)          Approximately $16.8 million and $14.9 million of broadcast licenses relate to consolidated VIEs as of December 31, 2013 and 2012, respectively.

(d)         Amounts relate to immaterial measurement period adjustments related to 2012 acquisitions, as discussed in Note 2. Acquisitions

(e)          Amounts relate to the sale of WSYT (FOX) (including certain assets of WNYS (MNT), which we performed service to under an LMA) in Syracuse, NY, in connection with the acquisition of stations from Barrington, as discussed in Note 2. Acquisitions.

We did not have any indicators of impairment in any interim period in 2013 or 2012 and therefore did not perform interim impairment tests for goodwill or broadcast licenses during those periods. We performed our annual impairment tests for goodwill and indefinite-lived intangibles in the fourth quarter of 2013 and 2012 and we did not recognize any impairment as a result of our qualitative and/or quantitative assessments. In 2013, we concluded based on our qualitative assessment that it was more likely than not that the fair values of the reporting units would sufficiently exceed their carrying values and it was unnecessary to perform the quantitative two-step method.  Based on the results of our annual qualitative assessment for goodwill impairment performed in 2012, we concluded that we would need to perform a quantitative “Step 1” test for three of our markets which had aggregate goodwill of $79.5 million as of October 1, 2012, the date of our annual impairment test.  These markets had a decrease in operating results for the past few years and therefore, we estimated the fair value of these reporting units based on a market approach and income approach.  For all three markets, the fair value of the reporting unit exceeded the respective carrying value by more than 10%.  For all our other reporting units, we concluded based on the qualitative assessment that it was more likely than not that the fair values of these reporting units would sufficiently exceed their carrying values and it was not necessary to perform the quantitative two-step method.

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

The qualitative factors for our reporting units reviewed during our annual assessments, with the exception of the three markets in which we performed a quantitative assessment in 2012, indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units.

The carrying value, fair value and impairment loss of the broadcast licenses which were impaired during 2011 were as follows (in thousands):

		Fair Value Measurements Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Year Ended December 31, 2011
Broadcast licenses (a)	$1,265	$—	$—	$1,265	$398

(a)         The fair value above represents the fair value of the broadcast licenses that were impaired in 2011 and written down to fair value.  It excludes carrying values of $45.7 million related to broadcast licenses as of December 31, 2011, which were not impaired and had fair values in excess of carrying value.

The key assumptions used to determine the fair value of our broadcast licenses consist of discount rates, estimated market revenues, normalized market share, normalized profit margin, and estimated start-up costs. The qualitative factors for our broadcast licenses indicated an increase in market revenues, stable market shares and stable cost factors.  The revenue, expense and growth rates used in determining the fair value of our broadcast licenses remained constant or increased slightly from 2012 to 2013.  The growth rates are based on market studies, industry knowledge and historical performance.  The discount rates used to determine the fair value of our broadcast licenses did not change significantly over the last three years.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations (in thousands):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation (a)	$869,535	$(195,037)	$674,498
Decaying advertiser base (b)	260,454	(135,978)	124,476
Other (c)	389,769	(60,988)	328,781
Total	$1,519,758	$(392,003)	$1,127,755

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation	$580,929	$(160,166)	$420,763
Decaying advertiser base	178,094	(121,919)	56,175
Other (d)	195,103	(48,635)	146,468
Total	$954,126	$(330,720)	$623,406

(a)         The increase in network affiliation assets includes amounts from acquisitions of $279.0 million and $343.0 million in 2013 and 2012, respectively. See Note 2. Acquisitions for more information.

(b)         The increase in decaying advertiser base includes amounts from acquisitions of $84.3 million and $56.9 million in 2013 and 2012, respectively.

(c)          The increase in other intangible assets includes the amounts from acquisitions of $159.5 million and $79.4 million in 2013 and 2012, respectively.  See Note 2. Acquisitions for more information.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives which generally range from 5 to 25 years.  The total weighted average useful life of all definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions discussed in Note 2. Acquisitions is 14 years.  The amortization expense of the definite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 was $70.8 million, $38.1 million and $18.2 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2013, 2012 and 2011.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2014	$97,242
For the year ended December 31, 2015	96,845
For the year ended December 31, 2016	96,275
For the year ended December 31, 2017	95,696
For the year ended December 31, 2018	86,313
Thereafter	655,384
$1,127,755

6.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

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

On April 9, 2013, we entered into an amendment and restatement (the Amendment) of our credit agreement (as amended, the Bank Credit Agreement).  Pursuant to the Amendment, we refinanced the existing facility and replaced the existing term loans under the facility with a new $500.0 million term loan A facility (Term Loan A), maturing April 2018 (which included a $445.0 million delayed draw of the Term Loan A that was drawn on in October 2013) and priced at LIBOR plus 2.25%; and a $400.0 million term loan B facility (Term Loan B), maturing April 2020 and priced at LIBOR plus 2.25% with a LIBOR floor of 0.75%.

In addition, we replaced our existing revolving line of credit with a new $100.0 million revolving line of credit maturing April 2018 and priced at LIBOR plus 2.25%.  The proceeds from the term loans, along with cash on hand and/or a borrowings under the revolving line of credit, were used to fund acquisitions.

In October 2013, we further amended certain terms of our Bank Credit Agreement.  Pursuant to the agreement, we increased the capacity of Term Loan A from $500 million to $700 million through a $200.0 million delayed draw tranche and increased the capacity of Term Loan B from $400 million to $650 million.  We drew $250.0 million of the incremental Term Loan B in October 2013 which was used to fund fourth quarter acquisitions, the redemption of the 9.25% Senior Secured Second Lien Notes and for general corporate purposes. We also increased the capacity of our revolving line of credit from $100.0 million to $157.5 million maturing in April 2018.  We also amended certain terms of the Bank Credit Agreement.  The final terms of the amendment are as follows:

•                  We increased our ratio of our First Lien Indebtedness from 3.50 times EBITDA to 3.75 times EBITDA for the period January 1, 2015 through maturity of the agreement.

•                  Other amended terms provided us with increased television station acquisition capacity, more flexibility under the other restrictive covenants and prepayments of the existing term loans.

Interest expense related to the Bank Credit Agreement, including the revolver, on our consolidated statement of operations was $27.3 million, $35.7 million and $19.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Included in these amounts were debt refinancing costs of $2.4 million, $6.3 million and $6.1 million for the years ended December 31, 2013 and 2012, and 2011 respectively, in accordance with debt modification accounting guidance that applied to the amendments.  In connection with the amendments, we capitalized $14.9 million and $2.3 million as deferred financing costs, which are included in other assets in our consolidated financial statements during the years ended December 31, 2013 and 2012, respectively.  The weighted average effective interest rate of the Term Loan B for the years ended December 31, 2013 and 2012 was 3.29% and 4.40%, respectively.  The weighted average effective interest rate of the Term Loan A for the years ended December 31, 2013 and 2012 was 2.51% and 2.53%, respectively.

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services to pursuant to LMAs and/or other outsourcing agreements and those stations provide 10% or more of our aggregate broadcast cash flows.  A default by a material third-party licensee under our agreements with such parties, including a default caused by insolvency, would cause an event of default under our Bank Credit Agreement. As of December 31, 2013, there were no material third party licensees as defined in our Bank Credit Agreement.

Our Bank Credit Agreement and indentures governing our outstanding notes contain a number of covenants that, among other things, restrict our ability and our subsidiaries’ ability to incur additional indebtedness, pay dividends, incur liens, engage in mergers or consolidations, make acquisitions, investments or disposals and engage in activities with affiliates.  In addition, under the Bank Credit Agreement, we are required to satisfy specified financial ratios.  As of December 31, 2013, we were in compliance with all financial ratios and covenants.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

6.375% Senior Notes, due 2021

On October 11, 2013, we issued $350.0 million in senior unsecured notes, which bear interest at a rate of 6.375% per annum and mature on November 1, 2021 (the 6.375% Notes), pursuant to an indenture dated October 11, 2013 (the 6.375% Indenture). The 6.375% Notes were priced at 100% of their par value and interest is payable semi-annually on May 1 and November 1, commencing on May 1, 2014. Prior to November 1, 2016, we may redeem the 6.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 6.375% Indenture. In addition, on or prior to November 1, 2016, we may redeem up to 35% of the 6.375% Notes using the proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, holder of the 6.375% Notes may require us to repurchase some or all of the Notes.  Upon the sale of certain of our assets or certain changes of control, the holders of the 6.375% Notes may require us to repurchase some or all of the notes.  The proceeds from the offering of the 6.375% Notes were used to partially fund the redemption of the 9.25% Senior Secured Second Lien Notes, Due 2017 (the 9.25% Notes), as discussed further below. Concurrent with entering into an indenture for the 6.375% Notes in October 2013, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 6.375% Notes for registered securities with the Securities and Exchange Commission (the SEC) by July 8, 2014.  We filed a registration statement on Form S-4 with the SEC on December 6, 2013, which became effective on December 19, 2013.  An exchange offer was launched on December 19, 2013 to exchange the unregistered 6.375% Notes with the holders for 6.375% Notes registered under the Securities Act of 1933.  The exchange offer was completed on January 24, 2014 with 99.7% of the $350.0 million 6.375% Senior Unsecured Notes due 2021 tendered in the exchange offer.

Interest expense was $4.9 million for the year ended December 31, 2013.  The weighted average effective interest rate for the 6.375% Notes was 6.375% for the year ended December 31, 2013.

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

Interest expense was $24.1 million for the year ended December 31, 2013.  The weighted average effective interest rate for the 5.375% Notes was 5.375% for the year ended December 31, 2013.

6.125% Senior Unsecured Notes, due 2022

On October 12, 2012, we issued $500.0 million of senior unsecured notes, which bear interest at a rate of 6.125% per annum and mature on October 1, 2022 (the 6.125% Notes), pursuant to an indenture dated October 12, 2012 (the 2012 Indenture).  The 6.125% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on April 1, 2013. Prior to October 1, 2017, we may redeem the 6.125% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 6.125% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2012 Indenture.  Beginning on October 1, 2017, we may redeem some or all of the 6.125% Notes at any time or from time to time at a redemption price set forth in the 2012 Indenture.  In addition, on or prior to October 1, 2015, we may redeem up to 35% of the 6.125% Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 6.125% Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the 6.125% Notes were used to pay down outstanding indebtedness under the revolving credit facility under our Bank Credit Agreement and fund certain acquisitions as described under Note 2. Acquisitions, and for general corporate purposes. Concurrent with entering into the 2012 Indenture, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 6.125% Notes for registered securities with the Securities and Exchange Commission (the SEC) by July 8, 2013.  We filed a registration statement on Form S-4 with the SEC on April 4, 2013 which became effective on April 16, 2013.  An exchange offer was launched on May 23, 2013 to exchange the unregistered 6.125% Notes with the holders for 6.125% Notes registered under the Securities Act of 1933.  The exchange offer was completed on June 28, 2013 with 100.0% of the $500.0 million 6.125% Senior Unsecured Notes due 2022 tendered in the exchange offer

Interest expense was $30.5 million for the year ended December 31, 2013.  The weighted average effective interest rate for the 6.125% Notes was 6.125% for the year ended December 31, 2013.

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

Interest expense was $20.3 million, $20.2 million and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The weighted average effective interest rate of the 8.375% Notes, including amortization of its bond discount, was 8.65% for the years ended December 31, 2013 and 2012, respectively.

9.25% Senior Secured Second Lien Notes, Due 2017

Effective October 12, 2013, we redeemed all of the outstanding 9.25% Senior Secured Second Lien Notes, representing $500.0 million in aggregate principal amount. Upon the redemption, along with the principal, we paid the accrued and unpaid interest and a make whole premium of $25.4 million, for a total of $546.1 million paid to noteholders. We recorded a loss on extinguishment of $43.1 million in the fourth quarter of 2013 related to this redemption, which included the write-off of the unamortized deferred financing costs of $9.5 million and debt discount of $8.2 million.

Interest expense was $37.3 million, $47.7 million and $47.6 for the years ended December 31, 2013, 2012 and 2011, respectively.  The weighted average effective interest rate for the 9.25% Notes, including the amortization of its bond discount, was 9.74% for the year ended December 31, 2012.

4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, Due 2027

In September 2013, 100% of the outstanding 4.875% Convertible Senior Notes, due in 2018 (the 4.875% Notes), representing aggregate principal of $5.7 million, were converted into 388,632 shares of Class A Common Stock, as permitted under the indenture, resulting in an increase in additional paid-in capital of $8.6 million, net of $2.4 million of taxes.

In October 2013, 100% of the outstanding 3.0% Convertible Senior Notes, due in 2027 (the 3.0% Notes), representing aggregate principal of $5.4 million, were converted and settled fully in cash of $10.5 million, as permitted under the indenture.  As the original terms of the indenture included a cash conversion feature, the effective settlement of the liability and equity components were accounted for separately.  The redemption of the liability component to result in a $1.0 million gain on extinguishment, and the redemption of the equity component was recorded as a $5.1 million reduction in additional paid-in capital, net of $0.9 million of taxes.

Other Operating Divisions Debt

Other operating divisions debt includes the debt of our consolidated subsidiaries with non-broadcast related operations.  This debt is non-recourse to us.  Interest was paid on this debt at rates typically ranging from LIBOR plus 2.5% to a fixed 6.50% during 2013.  During 2013, 2012 and 2011, interest expense on this debt was $3.2 million, $3.1 million and $3.7 million, respectively.

Debt of Variable Interest Entities

Our consolidated VIEs have $55.6 million in outstanding debt for which the proceeds were used to purchase the license assets of certain stations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 2. Acquisitions for more information.  The credit agreement and term loans of these VIEs bear interest of LIBOR plus 2.50%.  We have jointly and severally, unconditionally and irrevocably guaranteed the debt of the VIEs, as a primary obligor, including the payment of all unpaid principal of and interest on the loans.

For the year ended December 31, 2013 and 2012, the interest expense relating to the debt of our VIEs which was jointly and severally, unconditionally and irrevocably guaranteed was $1.2 million and $0.1 million, respectively.  During the year ended December 31, 2012 and 2011, one of our VIEs had debt outstanding that was non-recourse to us and that debt was repaid in full on October 1, 2012.  The interest expense for the year ended December 31, 2012 and 2011 related to that debt was $0.3 million and $1.0 million, respectively.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Bank Credit Agreement, Term Loan A	$500,000	$263,875
Bank Credit Agreement, Term Loan B	646,375	587,656
Revolving Credit Facility	—	48,000
9.25% Senior Secured Second Lien Notes, due 2017	—	500,000
8.375% Senior Unsecured Notes, due 2018	237,530	237,530
6.375% Senior Unsecured Notes, due 2021	350,000	—
5.375% Senior Unsecured Notes, due 2021	600,000	—
6.125% Senior Unsecured Notes, due 2022	500,000	500,000
4.875% Convertible Senior Notes, due 2018	—	5,685
3.0% Convertible Senior Notes, due 2027	—	5,400
Debt of variable interest entities	30,231	19,950
Debt of variable interest entities (non-recourse)	25,350	—
Other operating divisions debt (all non-recourse)	86,263	65,663
Capital leases	42,946	43,364
Total outstanding principal	3,018,695	2,277,123
Plus: Accretion on 4.875% Convertible Senior Notes, due 2018	—	332
Less: Discount on Bank Credit Agreement, Term Loan B	(3,642)	(6,807)
Less: Discount on 9.25% Senior Secured Second Lien Notes, due 2017	—	(9,483)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(2,305)	(2,677)
Less: Current portion	(46,346)	(47,622)
Net carrying value of long-term debt	$2,966,402	$2,210,866

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2013 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2014	$41,449	$8,137	$49,586
2015	106,849	5,435	112,284
2016	93,986	5,039	99,025
2017	90,113	5,078	95,191
2018	565,076	5,120	570,196
2019 and thereafter	2,078,299	44,204	2,122,503
Total minimum payments	2,975,772	73,013	3,048,785
Less: Discount on Term Loan B	(3,642)	—	(3,642)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	(2,305)	—	(2,305)
Less: Amount representing future interest	—	(30,090)	(30,090)
	$2,969,825	$42,923	$3,012,748

As of December 31, 2013, our broadcast segment had 28 capital leases with non-affiliates, including 25 tower leases, two building leases and one software lease; our other operating divisions segment had five capital equipment leases and corporate has one building lease.  All of our tower leases will expire within the next 18 years and the building leases will expire within the next 3 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For more information related to our affiliate notes and capital leases, see Note 11. Related Person Transactions.

7.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2013 were as follows (in thousands):

2014	$90,933
2015	16,803
2016	8,693
2017	5,626
2018	3,559
Total	125,614
Less: Current portion	(90,933)
Long-term portion of program contracts payable	$34,681

Each future periods’ film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $22.6 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating to $163.8 million as of December 31, 2013.

8.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2013, 2,905,502 Class B Common Stock shares were converted into Class A Common Stock shares.  There were no Class B Common Stock shares converted into Class A Common Stock shares in 2012.

Our Bank Credit Agreement and some of our subordinated debt instruments have restrictions on our ability to pay dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.  Under the indentures governing the 8.375% Notes, 6.125% Notes, 5.375% Notes and 6.375% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

In April 2013, we commenced a public offering of 18.0 million shares of Class A common stock.  The offering was priced at $27.25 per share on May 1, 2013 and closed on May 7, 2013.  The net proceeds of $472.9 million were used to fund 2013 acquisitions and for general corporate purposes.

During 2012, our Board of Directors declared a quarterly dividend of $0.12 per share in the months of February and May, which were paid in March and June, and $0.15 per share in the months of August and November, which were paid in September and December.  A special cash dividend of $1.00 per share was also declared in November 2012, which was paid in December, for total dividend payments of $1.54 per share for the year ended December 31, 2012.  During 2013, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February, April, August and November, which were paid in March, June, September and December, respectively.  Total dividend payments for the year ended December 31, 2013 were $0.60 per share. In February 2014, our Board of Directors declared a quarterly dividend of $0.15 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

9.              INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Provision for income taxes - continuing operations	$41,249	$67,852	$44,785
(Benefit) provision for income taxes - discontinued operations	(10,806)	663	477
	$30,443	$68,515	$45,262
Current:
Federal	$16,229	$56,106	$678
State	(8,305)	4,095	1,055
	7,924	60,201	1,733
Deferred:
Federal	20,214	9,151	41,361
State	2,305	(837)	2,168
	22,519	8,314	43,529
	$30,443	$68,515	$45,262

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments-
State income taxes, net of federal tax benefit	8.3%	(0.4)%	1.9%
Non-deductible expenses	1.4%	0.3%	0.4%
Domestic Production Activities Deduction	(3.8)%	(1.4)%	—
Effect of consolidated VIEs	3.7%	(3.4)%	(0.7)%
Change in state tax laws and rates	(5.5)%	0.2%	0.5%
Other	0.9%	1.7%	(0.1)%
Effective income tax rate	40.0%	32.0%	37.0%

For the year ended December 31, 2013 we recorded $3.4 million of income tax provision related to expenses of our consolidated VIEs that are treated as pass-through entities for income tax purposes.  Included in state income taxes above are deferred income tax effects related to certain acquisitions and intercompany mergers.  Additionally, during the year ended December 31, 2013 we recorded $2.0 million of additional benefit related to domestic production activities deduction upon filing the 2012 federal income tax return.

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

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Current and Long-Term Deferred Tax Assets:
Net operating and capital losses:
Federal	$5,027	$5,738
State	63,051	66,990
Broadcast licenses	27,652	29,170
Intangibles	3,451	5,871
Other	35,677	33,803
	134,858	141,572
Valuation allowance for deferred tax assets	(51,062)	(59,407)
Total deferred tax assets	$83,796	$82,165

Current and Long-Term Deferred Tax Liabilities:
Broadcast licenses	$(20,395)	$(13,090)
Intangibles	(270,008)	(216,505)
Property & equipment, net	(52,514)	(25,359)
Contingent interest obligations	(51,621)	(52,388)
Other	(2,037)	(10,213)
Total deferred tax liabilities	(396,575)	(317,555)
Net tax liabilities	$(312,779)	$(235,390)

Our remaining federal and state capital and net operating losses will expire during various years from 2014 to 2033, and some of them are subject to annual limitations under the Internal Revenue Code Section 382 and similar state provisions.

As discussed in Note 1. Income taxes, we establish valuation allowances in accordance with the guidance related to accounting for income taxes.  As of December 31, 2013, a valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2013, we decreased our valuation allowance by $8.3 million from $59.4 million. The reduction in valuation allowance was primarily due to a law change in a state tax jurisdiction, effective for years beginning after December 31, 2014, which we expect will significantly increase the forecasted future taxable income attributable to that state and result in utilization of the state NOL carryforwards.  During the year ended December 31, 2012, we decreased out valuation allowance by $19.7 million, from $79.1 million. The reduction in valuation allowance was primarily due to the settlement of several audits, which resulted in the utilization of certain state net operating loss carryforwards which were previously fully reserved, as well as due to changes in estimates of apportionment for certain states.  During the year ended December 31, 2011, we increased our valuation allowance by $1.6 million, from $77.6 million.  The change in valuation allowance was primarily due to the creation of additional state net operating loss carryforwards.

As of December 31, 2013 and 2012, we had $16.9 million and $26.0 million of gross unrecognized tax benefits, respectively.  Of this total, for the years ended December 31, 2013 and 2012, $15.6 and $15.0 million from respective continuing operations (net of federal effect on state tax issues) and $6.8 million for the year ended December 31, 2012 from discontinued operations (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2013	2012	2011
Balance at January 1,	$25,965	$26,088	$26,125
Reductions related to prior years tax position	(8,928)	(123)	(127)
Increases related to current year tax positions	693	—	90
Reductions related to settlements with taxing authorities	(847)	—	—
Reductions related to expiration of the applicable statute of limitations	—	—	—
Balance at December 31,	$16,883	$25,965	$26,088

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $1.2 million, $1.5 million and $1.3 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As previously discussed under Discontinued Operations within Note 1. Nature of Operations and Summary of Significant Accounting Policies, during the year ended December 31, 2013, we reduced our liability for unrecognized tax benefits by $11.2 million related to discontinued operations.  During the third quarter of 2013, we concluded that it was more likely than not that our previously unrecognized state tax position would be sustained upon review of the state tax authority, based on new information obtained during the period, resulting in a reduction in the liability of $6.1 million.  The remaining $5.1 million reduction in the second quarter of 2013, was the result of application of limits under an available state administrative practice exception.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2010 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2010 federal and state tax returns may also be subject to examination.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $8.3 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

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

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 40 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2013, 2012 and 2011 was approximately $10.3 million, $6.7 million and $3.9 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2014	$13,318
2015	11,846
2016	10,924
2017	10,188
2018	9,012
2019 and thereafter	30,959
$86,247

As of December 31, 2013, we had outstanding letters of credit totaling $3.1 million.

Network Affiliation Agreements

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX), extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetworkTV, for $2.7 million.  In October 2012, we exercised our option and purchased the assets of WUTB effective June 1, 2013.  As part of this transaction, we also granted options to FTS to purchase the assets of televisions stations we own in up to three out of four designated markets, which options expired unexercised.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements and we recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX which was paid in the second quarter of 2013.  The $50.0 million asset is being amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $8.9 million and $5.6 million of amortization expense has been recorded in the consolidated statement of operations during the years ended December 31, 2013 and 2012.  In addition, we are required to pay to FOX programming payments under the terms of the affiliation agreements.  These payments are recorded in station production expenses as incurred.

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

Pending Acquisitions

In July 2013, we entered into a definitive agreement to purchase the stock of Perpetual Corporation and the equity interest of Charleston Television, LLC, both owned and controlled by the Allbritton family (Allbritton), for an aggregate purchase price of $985.0 million. The Allbritton stations consist of seven ABC Network affiliates and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington D.C. metropolitan area. The transaction is expected to close late in the second quarter of 2014, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.  We expect to fund the purchase price at closing through additional borrowings under our bank credit facility.  Additionally, to comply with FCC local television ownership rules, we expect to sell the license and certain related assets of existing stations in Birmingham, AL - WABM (MNT) and WTTO (CW), Harrisburg/Lancaster/Lebanon/York, PA - WHP (CBS), and Charleston, SC - WMMP (MNT) and to provide sales and other non-programming support services to each of these stations pursuant to customary shared services and joint sales agreements.

In September 2013, we entered into a definitive agreement to purchase the broadcast assets of eight television stations owned by New Age Media located in three markets, for an aggregate purchase price of $90.0 million. The transaction is expected to close in the second quarters of 2014, subject to approval of the FCC and other customary closing conditions.  We expect to fund the purchase price through cash on hand or a delayed draw under our bank credit agreement. Additionally, Wilkes/Barre/Scranton, PA — WSWB, Tallahassee, FL — WTLH and WTLF and Gainesville, FL — WMBW will be purchased by a third party; we will continue to provide sales and other non-programming support services to each of these stations, pursuant to customary share services and joint sales agreements.

11.       RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders. David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $5.2 million, $4.7 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Bay TV.  In January 1999, we entered into an LMA with Bay TV, which owns the television station WTTA-TV in the Tampa / St. Petersburg, Florida market.  Each of our controlling shareholders owns a substantial portion of the equity of Bay TV and collectively they have a controlling interest.  On December 1, 2012, we purchased substantially all of the assets of Bay TV for $40.0 million. Our board of directors obtained a fairness opinion on the purchase price from a third party valuation firm. Concurrent with the acquisition, our LMA with Bay TV was terminated. Payments made to Bay TV were $2.9 million and $2.2 million for the years ended December 31, 2012 and 2011, respectively.  The LMA with Bay TV has been approved pursuant to the current related person transaction policy.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred expenses of $0.9 million, $0.6 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Capital leases payable related to the aforementioned relationships consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Capital lease for building, interest at 8.54%	$6,267	$7,405
Capital leases for building and tower, interest at 7.93%	1,106	1,221
Capital leases for building, interest at 8.11%	8,141	—
Capital leases for broadcasting tower facilities, interest at 9.0%	860	1,275
Capital leases for broadcasting tower facilities, interest at 10.5%	4,918	4,990
	21,292	14,891
Less: Current portion	(2,367)	(1,704)
	$18,925	$13,187

Capital leases payable related to the aforementioned relationships as of December 31, 2013 mature as follows (in thousands):

2014	$4,388
2015	4,402
2016	4,138
2017	4,102
2018	1,880
2019 and thereafter	13,045
Total minimum payments due	31,955
Less: Amount representing interest	(10,631)
$21,324

Cunningham Broadcasting Corporation.  As of December 31, 2013, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations) and WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  As of December 31, 2013, our controlling shareholders own approximately 4.4% of the total capital stock of Cunningham, none of which have voting rights.  The remaining amount of non-voting stock is owned by trusts established for the benefit of the children of our controlling shareholders.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We have options from the trusts, which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham. We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries.

In addition to the option agreements, certain of our stations provide programming, sales and managerial services pursuant to LMAs to seven of their stations: WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the Cunningham LMA Stations).  Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5-year renewal terms remaining with final expiration on July 1, 2031.

Effective November 5, 2009, we entered into amendments and/or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to the Cunningham LMA Stations.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station.  An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility.  The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments are made.  Beginning on January 1, 2013, we are obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase.  The remaining purchase price as of December 31, 2013 was approximately $57.1 million.  Additionally, we reimburse Cunningham for 100% of its operating costs, and paid Cunningham a monthly payment of $50,000 through December 2012 as an LMA fee.

We made payments to Cunningham under these LMAs and other agreements with the Cunningham LMA Stations of $9.8 million, $15.7 million and $16.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  For the year ended December 31, 2013, 2012 and 2011, Cunningham LMA Stations provided us with approximately $107.6 million, $105.5 million and $90.3 million, respectively, of total revenue.  The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

In November 2013, concurrent with our acquisition of the Barrington stations, Cunningham acquired the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV, which was funded by bank debt, for which we have provided a guarantee.  We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements.  The agreements for WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2015, respectively, and each have renewal provisions for successive eight year periods.  Under these arrangements, we earned $0.6 million from the services we perform for these stations.  As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations.  For the December 31, 2013, our consolidated revenues include $0.7 million related to these stations.

Also, concurrent with the Barrington acquisition, we also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22 million. Although we have no continuing involvement in the operations of this station, because Cunningham is a consolidated VIE and we have a purchase plan option to acquire these assets from Cunningham, the assets of WYZZ were not derecognized and the transaction was accounted for a transaction between parties under common control and thus no gain or loss has been recognized in the consolidated statement of operations

During October 2013, we purchased the outstanding membership interests of KDBC-TV from Cunningham for $21.2 million, plus a working capital adjustment of $0.2 million.  See Other Acquisitions within Note 2. Acquisitions, for further information.

Atlantic Automotive Corporation.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.2 million, $0.1 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.  We paid $1.1 million, $1.8 million and $1.1 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures. Atlantic Automotive paid $1.0 million in rent during the year ended December 31, 2013.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.2 million in rent pursuant to the lease for the year ended December 31, 2013.

Thomas & Libowitz, P.A.  Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis, is the son of a former member of the Board of Directors, Basil A. Thomas. We paid fees of $1.6 million, $1.0 million and $0.5 million to Thomas & Libowitz during 2013, 2012 and 2011, respectively.

12.       EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Income (Numerator)
Income from continuing operations	$64,259	$144,488	$76,588
Income impact of assumed conversion of the 4.875% Notes, net of taxes	—	180	180
Net (income) attributable to noncontrolling interests included in continuing operations	(2,349)	(287)	(379)
Numerator for diluted earnings per common share from continuing operations available to common shareholders	61,910	144,381	76,389
Income (loss) from discontinued operations, net of taxes	11,558	465	(411)
Numerator for diluted earnings available to common shareholders	$73,468	$144,846	$75,978

Shares (Denominator)
Weighted-average common shares outstanding	93,207	81,020	80,217
Dilutive effect of outstanding stock settled appreciation rights, restricted stock awards and stock options	638	36	61
Dilutive effect of 4.875% Notes	—	254	254
Weighted-average common and common equivalent shares outstanding	93,845	81,310	80,532

Potentially dilutive securities representing zero shares, 1.5 million and 1.1 million shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive. The decrease in 2013 compared to 2012 of potentially dilutive securities is primarily related to the increase of stock price in 2013.  The increase in 2012 compared to 2011 of potentially dilutive securities is primarily related to the issuance of new stock settled appreciation rights in 2012.  The net earnings per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

13. SEGMENT DATA:

We measure segment performance based on operating income (loss).  Excluding discontinued operations, our broadcast segment includes stations in 71 markets located throughout the continental United States. The operating results of WLAJ-TV and WLWC-TV, which were sold effective March 1, 2013 and April 1, 2013, respectively, are classified as discontinued operations and are not included in our consolidated results of continuing operations for the years ended 2013 and 2012. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas and transmitters and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $171.9 million and $171.2 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of December 31, 2013 and 2012, respectively.  We had $20.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the both years ended December 31, 2013, and 2012, and $19.7 million in interest expense in 2011. All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2013, 2012 and 2011 (in thousands):

For the year ended December 31, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,306,187	$56,944	$—	$1,363,131
Depreciation of property and equipment	67,320	1,891	1,343	70,554
Amortization of definite-lived intangible assets and other assets	65,786	5,034	—	70,820
Amortization of program contract costs and net realizable value adjustments	80,925	—	—	80,925
General and administrative overhead expenses	47,272	1,350	4,504	53,126
Operating income (loss)	329,312	555	(5,847)	324,020
Interest expense	—	3,251	159,686	162,937
Income from equity and cost method investments	—	621	—	621
Goodwill	1,376,594	3,488	—	1,380,082
Assets	3,493,603	294,921	376,726	4,165,250
Capital expenditures	37,665	4,994	2,700	45,359

For the year ended December 31, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,007,498	$54,181	$—	$1,061,679
Depreciation of property and equipment	44,054	1,496	1,523	47,073
Amortization of definite-lived intangible assets and other assets	33,701	4,398	—	38,099
Amortization of program contract costs and net realizable value adjustments	60,990	—	—	60,990
General and administrative overhead expenses	28,854	1,697	2,840	33,391
Operating income (loss)	333,164	491	(4,377)	329,278
Interest expense	—	3,282	125,271	128,553
Income from equity and cost method investments	—	9,670	—	9,670
Goodwill	1,070,544	3,488	—	1,074,032
Assets	2,436,537	284,583	8,577	2,729,697
Capital expenditures	35,161	2,341	6,484	43,986

For the year ended December 31, 2011	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$720,775	$44,513	$—	$765,288
Depreciation of property and equipment	29,929	1,323	1,622	32,874
Amortization of definite-lived intangible assets and other assets	14,643	3,586	—	18,229
Amortization of program contract costs and net realizable value adjustments	52,079	—	—	52,079
Impairment of goodwill, intangible and other assets	398	—	—	398
General and administrative overhead expenses	24,760	1,158	2,392	28,310
Operating income (loss)	230,679	(1,041)	(4,018)	225,620
Interest expense	—	2,528	103,600	106,128
Income from equity and cost method investments	—	3,269	—	3,269

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

The carrying value and fair value of our notes, debentures, program contracts payable and non-cancelable programming commitments as of December 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
9.25% Senior Second Lien Notes due 2017	$—	$—	$490,517	$552,500
8.375% Senior Notes due 2018	235,225	259,547	234,853	265,886
6.375% Senior Unsecured Notes due 2021	350,000	360,938	—	—
6.125% Senior Unsecured Notes due 2022	500,000	497,525	500,000	533,125
5.375% Senior Unsecured Notes due 2021	600,000	582,078	—	—
Term Loan A	500,000	495,000	263,875	262,556
Term Loan B	642,734	641,205	580,850	589,125
Debt of variable interest entities	55,581	55,581	19,950	19,950
Debt of other operating divisions	86,263	86,263	65,666	65,666

Not included in the table above are the fair values and carrying values for our 4.875% Notes and 3.0% Notes as of 2012, which we believe their fair values approximate their carrying values based on discounted cash flows using Level 3 inputs described above. The 4.875% Notes and 3.0% Notes were redeemed in full during 2013.

Additionally, Cunningham, one of our consolidated VIEs has certain investments in securities that are recorded at fair value using Level 1 inputs described above. As of December 31, 2013 and 2012, $18.1 million and $6.4 million were included in other assets in our consolidated balance sheets.

15.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 6.125% Notes, 8.375% Notes, and 6.375% Notes (issued October 2013). Our Class A Common Stock and Class B Common Stock as of December 31, 2013, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 6.125% Notes, 8.375% Notes, and 6.375% Notes. As of September 30, 2013, our consolidated total debt of $2,475 million included $2,380.6 million of debt related to STG and its subsidiaries of which SBG guaranteed $2,338.4 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2013

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$237,974	$28,594	$13,536	$—	$280,104
Accounts and other receivables	59	818	281,822	27,479	(1,022)	309,156
Other current assets	5,500	25,887	67,279	16,391	(6,446)	108,611
Total current assets	5,559	264,679	377,695	57,406	(7,468)	697,871

Property and equipment, net	5,017	13,561	454,917	130,019	(7,443)	596,071

Investment in consolidated subsidiaries	363,231	2,508,058	4,179	—	(2,875,468)	—
Restricted cash — long term	—	11,524	223	—	—	11,747
Other long-term assets	78,849	503,674	62,435	132,840	(544,881)	232,917
Total other long-term assets	442,080	3,023,256	66,837	132,840	(3,420,349)	244,664

Goodwill and other intangible assets	—	—	2,486,794	214,325	(92,253)	2,608,866

Total assets	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

Accounts payable and accrued liabilities	$234	$51,781	$126,245	$17,914	$—	$196,174
Current portion of long-term debt	556	37,335	1,007	7,448	—	46,346
Current portion of affiliate long-term debt	1,294	—	1,073	1,003	(1,003)	2,367
Other current liabilities	3,529	—	87,612	9,645	(2,292)	98,494
Total current liabilities	5,613	89,116	215,937	36,010	(3,295)	343,381

Long-term debt	529	2,793,334	35,709	136,830	—	2,966,402
Affiliate long-term debt	4,972	—	13,984	294,919	(294,950)	18,925
Other liabilities	45,172	23,645	610,491	145,828	(412,076)	413,060
Total liabilities	56,286	2,906,095	876,121	613,587	(710,321)	3,741,768

Total Sinclair Broadcast Group equity (deficit)	396,370	395,401	2,510,122	(88,331)	(2,817,192)	396,370
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,334	—	9,334
Total liabilities and equity (deficit)	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2012

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$7,230	$199	$15,436	$—	$22,865
Accounts and other receivables	152	907	175,837	7,622	(622)	183,896
Other current assets	2,821	2,342	56,522	9,028	(3,383)	67,330
Assets held for sale	—	—	30,357	—	—	30,357
Total current assets	2,973	10,479	262,915	32,086	(4,005)	304,448

Property and equipment, net	6,315	8,938	321,873	113,454	(10,867)	439,713

Investment in consolidated subsidiaries	—	1,636,504	1,956	—	(1,638,460)	—
Restricted cash — long term	—	2	223	—	—	225
Other long-term assets	84,055	375,687	60,114	112,757	(429,862)	202,751
Total other long-term assets	84,055	2,012,193	62,293	112,757	(2,068,322)	202,976

Goodwill and other intangible assets	—	—	1,706,646	153,961	(78,047)	1,782,560

Total assets	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

Accounts payable and accrued liabilities	$326	$61,165	$83,049	$9,379	$(102)	$153,817
Current portion of long-term debt	483	31,113	800	15,226	—	47,622
Current portion of affiliate long-term debt	1,102	—	602	433	(433)	1,704
Other current liabilities	—	—	96,288	8,871	(3,099)	102,060
Liabilities held for sale	—	—	2,397	—	—	2,397
Total current liabilities	1,911	92,278	183,136	33,909	(3,634)	307,600

Long-term debt	12,502	2,088,586	36,705	73,073	—	2,210,866
Affiliate long-term debt	6,303	—	6,884	267,521	(267,521)	13,187
Dividends in excess of investment in consolidated subsidiaries	178,869	—	—	—	(178,869)	—
Other liabilities	10,708	2,509	491,845	103,007	(309,972)	298,097
Total liabilities	210,293	2,183,373	718,570	477,510	(759,996)	2,829,750

Total Sinclair Broadcast Group shareholders’ (deficit) equity	(116,950)	(151,763)	1,635,157	(82,149)	(1,401,245)	(116,950)
Noncontrolling interests in consolidated subsidiaries	—	—	—	16,897	—	16,897
Total liabilities and equity (deficit)	$93,343	$2,031,610	$2,353,727	$412,258	$(2,161,241)	$2,729,697

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,296,736	$123,017	$(56,622)	$1,363,131

Program and production	15	357	391,410	50,950	(57,628)	385,104
Selling, general and administrative	3,733	48,363	241,548	9,132	82	302,858
Depreciation, amortization and other operating expenses	1,307	3,105	275,889	71,319	(471)	351,149
Total operating expenses	5,055	51,825	908,847	131,401	(58,017)	1,039,111

Operating (loss) income	(5,055)	(51,825)	387,889	(8,384)	1,395	324,020

Equity in earnings of consolidated subsidiaries	97,138	309,388	1,009	—	(407,535)	—
Interest expense	(1,083)	(152,174)	(4,965)	(25,624)	20,909	(162,937)
Other income (expense)	4,633	(59,033)	245	5,361	(6,781)	(55,575)
Total other (expense) income	100,688	98,181	(3,711)	(20,263)	(393,407)	(218,512)

Income tax benefit	(22,165)	47,645	(73,266)	2,637	3,900	(41,249)
Income from discontinued operations, net of taxes	—	11,063	495	—	—	11,558
Net income (loss)	73,468	105,064	311,407	(26,010)	(388,112)	75,817
Net loss attributable to the noncontrolling interests	—	—	—	(2,349)	—	(2,349)
Net income (loss) attributable to Sinclair Broadcast Group	$73,468	$105,064	$311,407	$(28,359)	$(388,112)	$73,468
Comprehensive income	$78,257	$107,243	$311,407	$(28,098)	$(390,552)	$78,257

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,008,146	$64,909	$(11,376)	$1,061,679

Program and production	—	322	263,802	1,400	(9,968)	255,556
Selling, general and administrative	2,853	28,762	168,540	6,082	(1,567)	204,670
Depreciation, amortization and other operating expenses	1,523	1,890	213,681	55,802	(728)	272,168
Total operating expenses	4,376	30,974	646,023	63,284	(12,263)	732,394

Operating (loss) income	(4,376)	(30,974)	362,123	1,625	887	329,285

Equity in earnings (losses) of consolidated subsidiaries	144,620	194,686	(123)	—	(339,183)	—
Interest expense	(1,317)	(118,491)	(4,840)	(24,780)	20,875	(128,553)
Other income (expense)	5,245	38,677	(39,781)	8,690	(1,223)	11,608
Total other (expense) income	148,548	114,872	(44,744)	(16,090)	(319,531)	(116,945)

Income tax benefit	494	41,709	(118,519)	8,464	—	(67,852)
Loss from discontinued operations, net of taxes	—	(269)	734	—	—	465
Net (loss) income	144,666	125,338	199,594	(6,001)	(318,644)	144,953
Net loss attributable to the noncontrolling interests	—	—	—	(287)	—	(287)
Net (loss) income attributable to Sinclair Broadcast Group	$144,666	$125,338	$199,594	$(6,288)	$(318,644)	$144,666
Comprehensive income	$144,808	$125,193	$199,594	$(6,288)	$(318,499)	$144,808

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$721,936	$52,295	$(8,943)	$765,288

Program and production	—	1,298	185,038	338	(8,062)	178,612
Selling, general and administrative	2,396	25,160	121,391	3,765	(464)	152,248
Depreciation, amortization and other operating expenses	1,622	688	160,414	46,618	(552)	208,790
Total operating expenses	4,018	27,146	466,843	50,721	(9,078)	539,650

Operating (loss) income	(4,018)	(27,146)	255,093	1,574	135	225,638

Equity in earnings of consolidated subsidiaries	83,354	134,996	—	—	(218,350)	—
Interest expense	(3,285)	(94,556)	(4,931)	(23,978)	20,622	(106,128)
Gain on Sales of Securities	—	—	—	391	(391)	—
Other income (expense)	1,781	35,255	(36,160)	1,560	(573)	1,863
Total other income (expense)	81,850	75,695	(41,091)	(22,027)	(198,692)	(104,265)

Income tax (provision) benefit	(2,034)	29,783	(75,449)	2,915	—	(44,785)
Loss from discontinued operations, net of taxes	—	(411)	—	—	—	(411)
Net income (loss)	75,798	77,921	138,553	(17,538)	(198,557)	76,177
Net loss attributable to the noncontrolling interests	—	—	—	(379)	—	(379)
Net income (loss) attributable to Sinclair Broadcast Group	$75,798	$77,921	$138,553	$(17,917)	$(198,557)	$75,798
Comprehensive income	$75,243	$76,987	$138,553	$(17,917)	$(197,623)	$75,243

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(37,107)	$(264,925)	$444,680	$(40,414)	$58,343	$160,577
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,700)	(35,659)	(5,029)	—	(43,388)
Payments for acquisitions of television stations	—	—	(998,664)	(50,480)	43,000	(1,006,144)
Proceeds from the sale of broadcast assets	—	—	71,738	21,000	(43,000)	49,738
Payments for acquisitions of assets of other operating divisions	—	—	—	(4,650)	—	(4,650)
Purchase of alarm monitoring contracts	—	—	—	(23,721)	—	(23,721)
(Increase) decrease in restricted cash	—	(11,522)	—	—	—	(11,522)
Investments in equity and cost method investees	1,655	—	—	3,603	—	5,258
Distributions from equity and cost method investees	—	—	—	(10,767)	—	(10,767)
Investment in marketable securities	—	—	—	(696)	(10,908)	(11,604)
Other, net	(7)	—	50	5,516	—	5,559
Net cash flows (used in) from investing activities	1,648	(14,222)	(962,535)	(65,224)	(10,908)	(1,051,241)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	2,189,753	—	88,540	—	2,278,293
Repayments of notes payable, commercial bank financing and capital leases	(482)	(1,473,898)	(1,069)	(34,311)	—	(1,509,760)
Proceeds from the sale of Class A Common Stock	472,913	—	—	—	—	472,913
Dividends paid on Class A and Class B common stock	(56,767)	—	—	—	—	(56,767)
Payments for deferred financing costs	—	(27,724)	—	—	—	(27,724)
Noncontrolling interest distributions (contributions)	—	—	—	(10,256)	—	(10,256)
Increase (decrease) in intercompany payables	(371,331)	(178,240)	548,139	59,765	(58,333)	—
Other, net	(8,874)	—	(820)	—	10,898	1,204
Net cash flows from (used in) financing activities	35,459	509,891	546,250	103,738	(47,435)	1,147,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	230,744	28,395	(1,900)	—	257,239
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$237,974	$28,594	$13,536	$—	$280,104

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(4,038)	$(56,760)	$282,446	$12,999	$2,828	$237,475
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	396	(4,057)	(37,635)	(2,690)	—	(43,986)
Payments for acquisitions of television stations	—	(1,127,848)	—	(18,200)	10,700	(1,135,348)
Purchase of alarm monitoring contracts	—	—	—	(12,454)	—	(12,454)
Decrease (increase) in restricted cash	—	58,501		—	—	58,501
Distributions from investments	836	—	—	8,754	—	9,590
Investments in equity and cost method investees	(2,000)	—	—	(22,052)	—	(24,052)
Investment in debt securities	—	—	—	(1,493)	—	(1,493)
Proceeds from sale of assets	—	10,700	10	—	(10,700)	10
Other, net	(94)	—	42	—	—	(52)
Net cash flows (used in) from investing activities	(862)	(1,062,704)	(37,583)	(48,135)	—	(1,149,284)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,201,275	—	45,980	—	1,247,255
Repayments of notes payable, commercial bank financing and capital leases	(419)	(154,989)	(586)	(23,362)	—	(179,356)
Proceeds from share based awards	391	—	—	—	—	391
Dividends paid on Class A and Class B Common Stock	(125,100)	—	—	—	1,248	(123,852)
Payments for deferred financing costs	—	(17,660)	—	(1,047)	—	(18,707)
Noncontrolling interest distributions (contributions)	—	—	—	(1,142)	—	(1,142)
Repayments of notes and capital leases to affiliates	(998)	—	(1,884)	—	—	(2,882)
Increase (decrease) in intercompany payables	131,026	97,880	(242,507)	17,677	(4,076)	—
Net cash flows from (used in) financing activities	4,900	1,126,506	(244,977)	38,106	(2,828)	921,707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	7,042	(114)	2,970	—	9,898
CASH AND CASH EQUIVALENTS, beginning of period	—	188	313	12,466	—	12,967
CASH AND CASH EQUIVALENTS, end of period	$—	$7,230	$199	$15,436	$—	$22,865

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(10,424)	$(65,150)	$225,516	$704	$(2,133)	$148,513
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,503)	(30,950)	(1,382)	—	(35,835)
Purchase of alarm monitoring contracts	—	—	—	(8,850)	—	(8,850)
Increase in restricted cash	—	(53,445)	—	—	—	(53,445)
Distributions from investments	—	—	—	3,798	—	3,798
Investments in equity and cost method investees	(4,000)	—	—	(7,577)	—	(11,577)
Investment in debt securities	—	—	—	(4,911)	—	(4,911)
Payments for acquisitions of assets of other operating divisions	—	—	—	(3,072)	—	(3,072)
Proceeds from sale of assets	—	—	59	10	—	69
Proceeds from sale of securities	—	—	—	1,808	(1,808)	—
Proceeds from insurance settlement	—	—	1,739	—	—	1,739
Loans to affiliates	(194)	(212)	—	—	—	(406)
Proceeds from loans to affiliates	199	—	—	43	—	242
Net cash flows used in investing activities	(3,995)	(57,160)	(29,152)	(20,133)	(1,808)	(112,248)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	136,719	—	15,014	—	151,733
Repayments of notes payable, commercial bank financing and capital leases	(57,120)	(70,234)	(432)	(22,661)	—	(150,447)
Proceeds from share based awards	1,794	—	—	—	—	1,794
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(2,501)	—	(2,501)
Dividends paid on Class A and Class B Common Stock	(38,820)	—	—	—	464	(38,356)
Payments for deferred financing costs	—	(5,417)	—	(66)	—	(5,483)
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	—	1,808	1,808
Noncontrolling interest distributions	—	—	—	(610)	—	(610)
Repayments of notes and capital leases to affiliates	(869)	—	(2,341)	—	—	(3,210)
Increase (decrease) in intercompany payables	109,434	56,359	(194,300)	26,838	1,669	—
Net cash flows from (used in) financing activities	14,419	117,427	(197,073)	16,014	3,941	(45,272)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(4,883)	(709)	(3,415)	—	(9,007)
CASH AND CASH EQUIVALENTS, beginning of period	—	5,071	1,022	15,881	—	21,974
CASH AND CASH EQUIVALENTS, end of period	$—	$188	$313	$12,466	$—	$12,967

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/13	06/30/13	09/30/13	12/31/13
Total revenues, net	$282,618	$314,154	$338,644	$427,715
Operating income	$63,656	$84,280	$72,798	$103,286
Income from continuing operations	$16,515	$12,956	$30,551	$4,237
Income from discontinued operations	$355	$5,103	$6,100	$—
Net income attributable to Sinclair Broadcast Group	$16,997	$17,826	$36,342	$2,303
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.20	$0.14	$0.30	$0.02
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.21	$0.19	$0.37	$0.02
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.20	$0.14	$0.30	$0.02
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.21	$0.19	$0.36	$0.02

	For the Quarter Ended
	03/31/12	06/30/12	09/30/12	12/31/12
Total revenues, net	$222,375	$251,074	$258,713	$329,517
Operating income	$59,895	$71,887	$78,399	$119,097
Income from continuing operations	$29,126	$30,131	$26,479	$58,752
(Loss) income from discontinued operations	$(51)	$(1)	$(126)	$643
Net income attributable to Sinclair Broadcast Group	$29,360	$30,058	$26,246	$59,002
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.33	$0.72
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.33	$0.73
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.33	$0.72
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.36	$0.37	$0.32	$0.73