Form 10-Q
period 2014-03-31
SINCLAIR BROADCAST GROUP INC
filed 2014-05-08
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of April 30, 2014
Class A Common Stock	71,366,645
Class B Common Stock	26,028,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of March 31, 2014	As of December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$317,811	$280,104
Accounts receivable, net of allowance for doubtful accounts of $3,016 and $3,379, respectively	285,260	308,974
Affiliate receivable	206	182
Current portion of program contract costs	53,475	74,324
Prepaid expenses and other current assets	25,136	30,599
Deferred barter costs	5,958	3,688
Assets held for sale	97,909	—
Total current assets	785,755	697,871
PROGRAM CONTRACT COSTS, less current portion	20,264	24,708
PROPERTY AND EQUIPMENT, net	574,091	596,071
RESTRICTED CASH	12,426	11,747
GOODWILL	1,336,748	1,380,082
BROADCAST LICENSES	97,446	101,029
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,077,769	1,127,755
OTHER ASSETS	205,614	208,209
Total assets (a)	$4,110,113	$4,147,472
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,303	$13,989
Accrued liabilities	225,033	182,185
Income taxes payable	19,118	2,504
Current portion of notes payable, capital leases and commercial bank financing	52,696	46,346
Current portion of notes and capital leases payable to affiliates	2,466	2,367
Current portion of program contracts payable	69,586	90,933
Deferred barter revenues	5,864	3,319
Liabilities held for sale	10,335	—
Deferred tax liabilities	4,480	1,738
Total current liabilities	397,881	343,381
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	2,954,108	2,966,402
Notes payable and capital leases to affiliates, less current portion	18,290	18,925
Program contracts payable, less current portion	29,710	34,681
Deferred tax liabilities	300,938	311,041
Other long-term liabilities	66,819	67,338
Total liabilities (a)	3,767,746	3,741,768
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 71,341,916 and 74,145,569 shares issued and outstanding, respectively	713	741
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 26,028,357 and 26,028,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	260	260
Additional paid-in capital	1,018,869	1,094,918
Accumulated deficit	(684,534)	(696,996)
Accumulated other comprehensive loss	(2,514)	(2,553)
Total Sinclair Broadcast Group shareholders’ equity	332,794	396,370
Noncontrolling interests	9,573	9,334
Total equity	342,367	405,704
Total liabilities and equity	$4,110,113	$4,147,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)         Our consolidated total assets as of March 31, 2014 and December 31, 2013 include total assets of variable interest entities (VIEs) of $192.4 million and $194.1 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2014 and December 31, 2013 include total liabilities of the VIEs of $26.0 million and $31.6 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Station broadcast revenues, net of agency commissions	$373,881	$252,925
Revenues realized from station barter arrangements	24,025	18,230
Other operating divisions revenues	14,742	11,463
Total revenues	412,648	282,618
OPERATING EXPENSES:
Station production expenses	127,039	80,433
Station selling, general and administrative expenses	81,925	51,938
Expenses recognized from station barter arrangements	21,477	16,014
Amortization of program contract costs and net realizable value adjustments	23,941	18,861
Other operating divisions expenses	12,325	9,869
Depreciation of property and equipment	24,378	14,595
Corporate general and administrative expenses	15,835	11,250
Amortization of definite-lived intangible assets	24,728	16,002
Total operating expenses	331,648	218,962
Operating income	81,000	63,656
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(39,538)	(37,697)
Income (loss) from equity and cost method investments	98	(1,052)
Other income, net	917	457
Total other expense, net	(38,523)	(38,292)
Income from continuing operations before income taxes	42,477	25,364
INCOME TAX PROVISION	(14,820)	(8,849)
Income from continuing operations	27,657	16,515
DISCONTINUED OPERATIONS:
Income from discontinued operations, includes income tax provision of $0 and $292, respectively	—	355
NET INCOME	27,657	16,870
Net (income) loss attributable to the noncontrolling interests	(499)	127
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$27,158	$16,997
Dividends declared per share	$0.15	$0.15

BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.27	$0.20
Basic earnings per share	$0.27	$0.21
Diluted earnings per share from continuing operation	$0.27	$0.20
Diluted earnings per share	$0.27	$0.21
Weighted average common shares outstanding	98,824	81,191
Weighted average common and common equivalent shares outstanding	99,502	82,064

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$27,158	$16,642
Income from discontinued operations, net of tax	—	355
Net income	$27,158	$16,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$27,657	$16,870
Amortization of net periodic pension benefit costs, net of taxes	(86)	(39)
Unrealized gain on investments, net of taxes	125	—
Comprehensive income	27,696	16,831
Comprehensive (income) loss attributable to the noncontrolling interests	(499)	127
Comprehensive income attributable to Sinclair Broadcast Group	$27,197	$16,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(12,048)	—	—	(12,048)
Class A Common Stock issued pursuant to employee benefit plans	386,380	4	—	—	5,021	—	—	—	5,025
Class B Common Stock converted into Class A Common Stock	87,600	1	(87,600)	(1)	—	—	—	—	—
Class A Common Stock issued upon exercise of stock options	73,000	1	—	—	853	—	—	—	854
Class A Common Stock sold by variable interest entity	—	—	—	—	1,045	—	—	—	1,045
Tax benefit on share based awards	—	—	—	—	388	—	—	—	388
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,329)	(9,329)
Other comprehensive income	—	—	—	—	—	—	(39)	—	(39)
Net income	—	—	—	—	—	16,997	—	(127)	16,870
BALANCE, March 31, 2013	52,878,992	$529	28,846,259	$288	$608,235	$(708,748)	$(5,032)	$7,441	$(97,287)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

 (In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2013	74,145,569	$741	26,028,357	$260	$1,094,918	$(696,996)	$(2,553)	$9,334	$405,704
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(14,696)	—	—	(14,696)
Repurchases of Class A Common Stock	(2,910,106)	(29)	—	—	(82,342)	—	—	—	(82,371)
Class A Common Stock issued pursuant to employee benefit plans	106,453	1	—	—	4,951	—	—	—	4,952
Tax benefit on share based awards	—	—	—	—	1,342	—	—	—	1,342
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(260)	(260)
Other comprehensive income	—	—	—	—	—	—	39	—	39
Net income	—	—	—	—	—	27,158	—	499	27,657
BALANCE, March 31, 2014	71,341,916	$713	26,028,357	$260	$1,018,869	$(684,534)	$(2,514)	$9,573	$342,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$27,657	$16,870
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	24,378	14,659
Amortization of definite-lived intangible and other assets	24,728	16,002
Amortization of program contract costs and net realizable value adjustments	23,941	19,025
Deferred tax benefit	(7,361)	(847)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	17,498	(13,858)
Increase in prepaid expenses and other current assets	(11,517)	(3,961)
Increase in accounts payable and accrued liabilities	37,997	13,689
Increase in income taxes payable	16,626	441
Payments on program contracts payable	(23,966)	(22,363)
Other, net	6,279	10,045
Net cash flows from operating activities	136,260	49,702
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,907)	(7,482)
Purchase of alarm monitoring contracts	(4,323)	(1,924)
Proceeds from sale of broadcast assets	—	14,312
Increase in restricted cash	(679)	(24,945)
Distributions from equity and cost method investees	739	2,228
Investments in equity and cost method investees	(2,154)	(1,758)
Proceeds from termination of life insurance policies	17,042	—
Proceeds from the sale of real estate investment	—	5,516
Other, net	(684)	(889)
Net cash flows used in investing activities	(1,966)	(14,942)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	5,885	101,128
Repayments of notes payable, commercial bank financing and capital leases	(6,396)	(112,623)
Dividends paid on Class A and Class B Common Stock	(14,696)	(12,048)
Repurchase of outstanding Class A Common Stock	(82,371)	—
Noncontrolling interests distributions	(260)	(9,329)
Repayments of notes and capital leases to affiliates	(565)	(414)
Other, net	1,816	1,486
Net cash flows used in financing activities	(96,587)	(31,800)
NET INCREASE IN CASH AND CASH EQUIVALENTS	37,707	2,960
CASH AND CASH EQUIVALENTS, beginning of period	280,104	22,865
CASH AND CASH EQUIVALENTS, end of period	$317,811	$25,825

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the financial position and results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as assets and liabilities held for sale in the accompanying consolidated balance sheets and discontinued operations consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated balance sheets and consolidated statements of operations.  The operating results of WLAJ-TV, which was sold effective March 1, 2013 for $14.4 million, and WLWC-TV, which was sold effective April 1, 2013 for $13.8 million, are not included in our consolidated results of operations from continuing operations for the three months ending March 31, 2013. Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the three months ending March 31, 2013, were $0.6 million and $1.6 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the three months ending March 31, 2013 are $0.2 million and $0.4 million, respectively.  The resulting gain on the sale of these stations in 2013 was negligible.  Basic and diluted earnings per share from discontinued operations was less than $0.01 per share for the quarter ended March 31, 2013.

Assets Held of Sale

As discussed in Note 3. Commitments and Contingencies - Pending Acquisitions, we expect to sell the license and certain related assets of our stations in Birmingham, AL - WABM (MNT), Harrisburg/Lancaster/Lebanon/York, PA - WHP (CBS), Charleston, SC - WMMP (MNT) and assets related to our LMAs to provide services to Harrisburg/Lancaster/Lebanon/York, PA — WLYH (CW) and Charleston, SC — WTAT (FOX).

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported our assets and liabilities related to WABM, WHP, WMMP, WLYH, and WTAT as held for sale in the accompanying consolidated balance sheet as of March 31, 2014.  We expect the sale of the stations will occur in the third quarter of 2014.  The results of operations of these stations are included within the results from continuing operations as the criteria for classification as discontinued operations was not met.

As of March 31, 2014, the major classes of assets and liabilities of the group reported as held for sale and included in other current assets and other current liabilities on the accompanying condensed consolidated balance sheet are shown below:

March 31, 2014
Assets:
Accounts receivable	$5,701
Program contract costs	1,902
Other current assets	302
Property and equipment	11,798
Goodwill	42,153
Broadcast licenses	3,583
Definite-lived intangible assets	32,470
Assets held for sale	$97,909
Liabilities:
Accounts payable and accrued liabilities	$1,272
Program contracts payable	2,912
Capital leases payable	5,640
Other liabilities	511
Liabilities held for sale	$10,335

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2014 and 2013 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

We have entered into LMAs to provide programming, sales and managerial services for seven television stations of Cunningham Broadcasting Company (Cunningham), the license owner of these television stations as of December 31, 2013.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of these television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire these FCC license related assets are pending FCC approval.  We also perform sales and other non-programming support services to two other stations owned by Cunningham (acquired in November 2013) pursuant to joint sales agreements (JSAs) and shared services agreements (SSAs).  We have purchase options to acquire the license assets of these stations.  We own the majority of the non-license assets of these nine Cunningham stations and we have guaranteed the debt of Cunningham.  We have determined that Cunningham and these nine stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and our guarantee of the debt of Cunningham, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the services we provide pursuant to the LMAs, and other outsourcing agreements, and we absorb losses and returns that would be considered significant to Cunningham.  See Note 5. Related Person Transactions for more information on our arrangements with Cunningham.  The net revenues of these stations which we consolidate were $27.8 million and $24.6 million for the three months ended March 31, 2014 and 2013, respectively.  The fees paid between us and Cunningham pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements in Note 3. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

We have certain outsourcing agreements, including certain JSAs and SSAs, with certain other license owners under which we provide certain non-programming related sales, operational and administrative services.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms.  We own the majority of the non-license assets of these stations and in certain cases have guaranteed the debt of licensee.  We also have purchase options to buy the assets of the licensees.  We have determined that these licensees (18 and 10 licenses as of March 31, 2014 and 2013, respectively) are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the sales and managerial services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  The net revenues of these stations which we consolidate were $38.7 million and $24.2 million for the three months ended March 31, 2014 and 2013, respectively.  The fees paid between us and other license owners pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements in Note 3. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,401	$4,916
Accounts receivable	17,833	18,468
Current portion of program contract costs	8,111	10,725
Prepaid expenses and other current assets	467	247
Assets held for sale	3,944	—
Total current assets	37,756	34,356

PROGRAM CONTRACT COSTS, less current portion	4,883	5,075
PROPERTY AND EQUIPMENT, net	10,579	11,081
GOODWILL	6,357	6,357
BROADCAST LICENSES	14,828	16,768
DEFINITE-LIVED INTANGIBLE ASSETS, net	93,975	97,496
OTHER ASSETS	23,988	22,935
Total assets	$192,366	$194,068

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$—	$86
Accrued liabilities	1,990	2,536
Current portion of notes payable, capital leases and commercial bank financing	5,731	5,731
Current portion of program contracts payable	8,103	11,552
Total current liabilities	15,824	19,905

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	48,392	49,850
Program contracts payable, less current portion	5,326	6,597
Long term liabilities	10,563	10,838
Total liabilities	$80,105	$87,190

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of March 31, 2014 and December 31, 2013, which are excluded from liabilities above, were $33.4 million and $32.4 million, respectively.  The total capital lease liabilities excluded from above were $11.2 million as of March 31, 2014 and December 31, 2013, respectively.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $58.9 million and $59.9 million as of March 31, 2014 and December 31, 2013, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of March 31, 2014 and December 31, 2013 was $25.1 million and $26.7 million, respectively, which are included in other assets in the consolidated balance sheets.  Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.2 million and $0.4 million in the three months ended March 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

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

In April 2014, the FASB issued new guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance will become effective for annual fiscal periods beginning after December 15, 2014.  Under the revised guidance, we expect that it will be less likely for any future sales of assets, asset groups, or stations to be considered discontinued operations because such sales would need to represent a strategic shift and have a major effect on our future operations.  Historically, under the previous guidance, sales of minor components of our business were required to be classified as discontinued operations.

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

Restricted Cash

During 2013, we entered into certain definitive agreements to purchase the assets of pending acquisitions, which required certain deposits to be made into escrow accounts. As of March 31, 2014 and December 31, 2013, we held $12.4 million and $11.4 million, respectively, in restricted cash classified as noncurrent related to the amounts held in escrow for these acquisitions.

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

Share Repurchase Program

On February 6, 2008, the Board of Directors renewed a $150.0 million share repurchase program. On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program. For the three months ended March 31, 2014, we have purchased approximately 2.9 million shares for $82.4 million. As of March 31, 2014, the total remaining authorization was $185.1 million.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2014 and 2013 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2014 and 2013 approximated the statutory rate.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $10.5 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

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

Net broadcast revenues and operating income of the Fisher stations included in our consolidated statements of operations, were $39.1 million and $0.5 million for the three months ended March 31, 2014.

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

Concurrent with the Barrington acquisition, due to FCC conflict ownership rules, we sold our station, WSYT (FOX), and assigned its LMA with WNYS-TV (MNT), in Syracuse, NY to a third party for $15 million, and recognized a loss on sale of approximately $3.3 million.  We also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22.0 million. Although we have no continuing involvement in the operations of this station, because Cunningham is a consolidated VIE and we have a purchase plan option to acquire these assets from Cunningham, the assets of WYZZ were not derecognized and the transaction was accounted for as a transaction between parties under common control.  Thus no gain or loss has been recognized in the consolidated statement of operations for sale of WYZZ.

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

Net broadcast revenues and operating income of the Barrington stations included in our consolidated statements of operations, were $39.1 million and $10.2 million for the three months ended March 31, 2014.

Pro Forma Information

The following table sets forth unaudited pro forma results of continuing operations for the three months ended March 31, 2013, assuming that the acquisitions of the Fisher and Barrington stations discussed above, along with transactions necessary to finance the acquisitions, occurred at the beginning of the annual period presented (in thousands, except per share data):

(Unaudited)
2013
Total Revenues	$351,105
Net Income	10,843
Net Income attributable to Sinclair Broadcast Group	10,970
Basic and diluted earnings per share attributable to Sinclair Broadcast Group	$0.13

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

Other Acquisitions

In addition to the Fisher and Barrington acquisitions, we acquired nineteen television stations during the year ended December 31, 2013 in ten markets, of which five stations in four of the ten markets were acquired from Cox Media Group in May 2013. Additionally, ten of the nineteen stations were acquired in four markets from TTBG LLC (TTBG) during September 2013 and October 2013. The initial purchase price allocated includes $272.7 million paid for certain broadcast assets of these stations, working capital of $9.5 million, and $0.7 million paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate.  The purchase price allocations are preliminary pending a final determination of the fair values of the assets and liabilities. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Accounts receivable	$8,226
Prepaid expenses and other current assets	5,217
Program contract costs	6,182
Property and equipment	54,148
Deferred tax asset	3,888
Broadcast licenses	3,736
Definite-lived intangible assets	147,191
Accrued liabilities	(3,926)
Program contracts payable	(6,331)
Other long term liabilities	(10,300)
Fair value of identifiable net assets acquired	208,031
Goodwill	74,847
Total	$282,878

The initial purchase price allocations are based upon all information available to us at the present time and is subject to change.  Certain measurement period adjustments have been made since the initial allocation in 2013, which were not material to our consolidated financial statements.  The definite-lived intangible assets in the table above, will be amortized over the remaining useful lives of 15 years for network affiliations, 10 years for decaying advertiser base, and a weighted average of 14 years for the other intangible assets. In conjunction with these acquisitions, for the years ended December 31, 2013, we incurred transaction costs of approximately $0.6 million, which are reported in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2013.  Net broadcast revenues and operating income for the three months ended March 31, 2014 related to stations acquired in 2013 were $30.8 million and $4.0 million.

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

Changes in the Rules of Television Ownership and Joint Sale Agreements

On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market that will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put/call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to pending transactions.  In addition, on March 31, 2014, the FCC issued proposed rules that would consider a company an owner of a station if it has a JSA that allows for sale of more than 15% of the ad time on a particular station. Stations with current arrangements that would put them in violation of the new rules will have two years from the date on which the rules become effective to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules.  We cannot now predict whether or when the proposed rule will be adopted.  If adopted as written, among other things, the proposed rule would limit our ability to create duopolies or other two-station operations in certain markets.  During the three months ended March 31, 2014 and 2013, we earned $11.0 million and $6.9 million of revenue, respectively, from JSAs arrangements.

Pending Acquisitions

In July 2013, we entered into a definitive agreement to purchase the stock of Perpetual Corporation and the equity interest of Charleston Television, LLC, both owned and controlled by the Allbritton family (Allbritton), for an aggregate purchase price of $985.0 million. The Allbritton stations consist of seven ABC Network affiliates and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington D.C. metropolitan area.  The transaction is expected to close during the third quarter of 2014, subject to approval of the FCC, antitrust clearance, and other customary closing conditions.  We expect to fund the purchase price at closing through our bank credit facility and/or debt capital markets.  We expect to sell the license and certain related assets of existing stations in Birmingham, AL - WABM (MNT), Harrisburg/Lancaster/Lebanon/York, PA - WHP (CBS), Charleston, SC - WMMP (MNT) and assets related to our LMAs to provide services to Harrisburg/Lancaster/Lebanon/York, PA — WLYH (CW) and Charleston, SC — WTAT (FOX).

In September 2013, we entered into a definitive agreement to purchase the broadcast assets of eight television stations owned by New Age Media located in three markets, for an aggregate purchase price of $90.0 million. The original contemplated transaction involved Wilkes/Barre/Scranton, PA — WSWB, Tallahassee, FL — WTLH and WTLF and Gainesville, FL — WNBW to be purchased by a third party and  we would provide sales and other non-programming support services to each of these stations, pursuant to customary shared services and joint sales agreements.  We expect that this transaction will be modified in order to comply with a recently issued FCC order. The transaction is expected to close during the second half of 2014, subject to approval of the FCC and other customary closing conditions.  We expect to fund the purchase price through cash on hand and/or our bank credit facility.

4.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Income (Numerator)
Income from continuing operations	$27,657	$16,515
Income impact of assumed conversion of the 4.875% Notes, net of taxes	—	45
Income impact of assumed conversion of the 3.0% Notes, net of taxes	—	26
Net (income) loss attributable to noncontrolling interests included in continuing operations	(499)	127
Numerator for diluted earnings per common share from continuing operations available to common shareholders	27,158	16,713
Income from discontinued operations, net of taxes	—	355
Numerator for diluted earnings available to common shareholders	$27,158	$17,068

Shares (Denominator)
Weighted-average common shares outstanding	98,824	81,191
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	678	223
Dilutive effect of 4.875% Notes	—	339
Dilutive effect of 3.0% Notes	—	311
Weighted-average common and common equivalent shares outstanding	99,502	82,064

Potentially dilutive securities representing zero and 1.6 million shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.  The decrease in potentially dilutive securities is primarily related to the increase in share price since March 31, 2013 as well the redemption of the 4.875% and 3.0% Notes.

5.              RELATED PERSON TRANSACTIONS

Transactions with our controlling shareholders. David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.5 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.3 million and less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Cunningham Broadcasting Corporation.  As of March 31, 2014, Cunningham was the owner-operator and FCC licensee of:

WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South

Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations) and WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  As of March 31, 2014, our controlling shareholders own approximately 4.4% of the total capital stock of Cunningham, none of which have voting rights.  The remaining amount of non-voting stock is owned by trusts established for the benefit of the children of our controlling shareholders.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We have options from the trusts, which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham.

We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries.

In addition to the option agreements, certain of our stations provide programming, sales and managerial services pursuant to LMAs to seven of their stations: WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. Effective November 5, 2009, we entered into amendments and/or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to the Cunningham LMA Stations.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station. An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility. The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate, pursuant to the foregoing transactions with Cunningham as such payments were made. Beginning on January 1, 2013, we are obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase. The remaining purchase price as of March 31, 2014 was approximately $57.1 million. Additionally, we reimburse Cunningham for 100% of its operating costs.

We made payments to Cunningham under these LMAs and other agreements with the Cunningham LMA Stations of $4.5 million, and $1.9 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, Cunningham LMA Stations provided us with approximately $27.2 million, and $24.6 million, respectively, of total revenue. The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

In November 2013, concurrent with our acquisition of the Barrington stations, Cunningham acquired the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV, which was funded by bank debt, for which we have provided a guarantee. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements for WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2015, respectively, and each have renewal provisions for successive eight year periods. Under these arrangements, we earned $0.8 million from the services we perform for these stations for the three months ended March 31, 2014. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. For the three months ended March 31, 2014, our consolidated revenues include $1.5 million related to these stations.

Also, concurrent with the Barrington acquisition, we also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22 million. Although we have no continuing involvement in the operations of this station, because Cunningham is a consolidated VIE and we have a purchase plan option to acquire these assets from Cunningham, the assets of WYZZ were not derecognized and the transaction was accounted for a transaction between parties under common control, therefore no gain or loss was recognized in the consolidated statement of operations upon sale to Cunningham.

During October 2013, we purchased the outstanding membership interests of KDBC-TV from Cunningham for $21.2 million, plus a working capital adjustment of $0.2 million. See Other Acquisitions within Note 2. Acquisitions, for further information.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive. We received payments for advertising time totaling less than $0.1 million for both the three months ended March 31, 2014 and 2013. We paid $0.4 million for vehicles and related vehicle services from Atlantic Automotive for the three months ended March 31, 2013. No payments were made for the three months ended March 31, 2014. Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures, and began occupying the space in June 2012.  Atlantic Automotive paid $0.3 million and $0.2 million in rent during the three months ended March 31, 2014 and 2013, respectively.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD.  Total rent received under these leases was $0.1 million and less than $0.1 million for the three months ended

March 31, 2014 and 2013, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD. We received under this lease $0.1 million for the three months ending March 31, 2014. No payments related to this property were received for the three months ended March 31, 2013.

Thomas & Libowitz P.A.  Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis, is the son of a former member of the Board of Directors, Basil A. Thomas. Mr. Thomas resigned from Board of Directors effective September 2013. We paid fees of $0.4 million to Thomas & Libowitz for the three months ended March 31, 2013.

6.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Excluding discontinued operations, our broadcast segment includes stations in 71 markets located throughout the continental United States. The operating results of WLAJ-TV and WLWC-TV, which were sold effective March 1, 2013 and April 1, 2013, respectively, are classified as discontinued operations and are not included in our consolidated results of continuing operations for the three months ended March 31, 2013. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas and transmitters; and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $172.0 million and $171.5 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of March 31, 2014 and 2013, respectively.  We had $4.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for both the three months ending March 31, 2014 and 2013, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended March 31, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$397,906	$14,742	$—	$412,648
Depreciation of property and equipment	23,517	594	267	24,378
Amortization of definite-lived intangible assets and other assets	23,163	1,565	—	24,728
Amortization of program contract costs and net realizable value adjustments	23,941	—	—	23,941
General and administrative overhead expenses	14,730	251	854	15,835
Operating income (loss)	82,121	1	(1,122)	81,000
Interest expense	—	919	38,619	39,538
Income from equity and cost method investments	—	98	—	98
Assets	3,388,139	303,786	418,188	4,110,113

For the three months ended March 31, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$271,155	$11,463	$—	$282,618
Depreciation of property and equipment	13,784	469	342	14,595
Amortization of definite-lived intangible assets and other assets	14,867	1,135	—	16,002
Amortization of program contract costs and net realizable value adjustments	18,861	—	—	18,861
General and administrative overhead expenses	10,129	297	824	11,250
Operating income (loss)	65,132	(309)	(1,167)	63,656
Interest expense	—	730	36,967	37,697
Loss from equity and cost method investments	—	(1,052)	—	(1,052)

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

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
8.375% Senior Notes due 2018	$235,322	$254,836	$235,225	$259,547
6.375% Senior Unsecured Notes due 2021	350,000	365,096	350,000	360,938
6.125% Senior Unsecured Notes due 2022	500,000	508,125	500,000	497,525
5.375% Senior Unsecured Notes due 2021	600,000	597,000	600,000	582,078
Term Loan A	500,000	495,000	500,000	495,000
Term Loan B	641,244	634,273	642,734	641,205
Debt of variable interest entities	54,123	54,123	55,581	55,581
Debt of other operating divisions	91,983	91,983	86,263	86,263

Additionally, Cunningham, one of our consolidated VIEs has certain investments in securities that are recorded at fair value using Level 1 inputs described above. As of March 31, 2014 and December 31, 2013, $18.6 million and $18.1 million were included in other assets in our consolidated balance sheets.

8.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 8.375% Notes, and 6.375% Notes. Our Class A Common Stock, Class B Common Stock, as of March 31, 2014, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 8.375% Notes, and 6.375% Notes.  As of March 31, 2014, our consolidated total debt of $3,027.6 million included $2,932.9 million of debt related to STG and its subsidiaries of which SBG guaranteed $2,880.7 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF March 31, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$299,883	$394	$17,534	$—	$317,811
Accounts and other receivables	23	1,335	259,573	25,397	(862)	285,466
Other current assets	1,857	12,968	63,856	16,397	(10,509)	84,569
Assets held for sale	—	—	97,909	—	—	97,909
Total current assets	1,880	314,186	421,732	59,328	(11,371)	785,755

Property and equipment, net	4,750	14,175	430,870	131,757	(7,461)	574,091

Investment in consolidated subsidiaries	315,503	2,412,432	4,179	—	(2,732,114)	—
Restricted cash — long-term	—	12,426	—	—	—	12,426
Other long-term assets	75,904	522,272	53,638	132,275	(558,211)	225,878
Total other long-term assets	391,407	2,947,130	57,817	132,275	(3,290,325)	238,304

Goodwill and other intangible assets	—	—	2,388,734	217,848	(94,619)	2,511,963

Total assets	$398,037	$3,275,491	$3,299,153	$541,208	$(3,403,776)	$4,110,113

Accounts payable and accrued liabilities	$108	$76,681	$140,017	$17,849	$(1,319)	$233,336
Current portion of long-term debt	577	44,000	1,110	6,853	156	52,696
Current portion of affiliate long-term debt	1,335	—	1,131	824	(824)	2,466
Other current liabilities	17,820	5,292	72,020	10,075	(6,159)	99,048
Liabilities held for sale	—	—	10,335	—	—	10,335
Total current liabilities	19,840	125,973	224,613	35,601	(8,146)	397,881

Long-term debt	375	2,782,567	29,733	139,341	2,092	2,954,108
Affiliate long-term debt	4,618	—	13,674	299,929	(299,931)	18,290
Other liabilities	40,410	23,904	616,894	146,034	(429,775)	397,467
Total liabilities	65,243	2,932,444	884,914	620,905	(735,760)	3,767,746

Total Sinclair Broadcast Group equity (deficit)	332,794	343,047	2,414,240	(89,271)	(2,668,016)	332,794
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,573	—	9,573
Total liabilities and equity (deficit)	$398,037	$3,275,491	$3,299,154	$541,207	$(3,403,776)	$4,110,113

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$237,974	$28,594	$13,536	$—	$280,104
Accounts and other receivables	59	818	281,822	27,479	(1,022)	309,156
Other current assets	5,500	25,887	67,279	16,391	(6,446)	108,611
Total current assets	5,559	264,679	377,695	57,406	(7,468)	697,871

Property and equipment, net	5,017	13,561	454,917	130,019	(7,443)	596,071

Investment in consolidated subsidiaries	363,231	2,508,058	4,179	—	(2,875,468)	—
Restricted cash — long term	—	11,524	223	—	—	11,747
Other long-term assets	78,849	503,674	62,435	132,840	(544,881)	232,917
Total other long-term assets	442,080	3,023,256	66,837	132,840	(3,420,349)	244,664

Goodwill and other intangible assets	—	—	2,486,794	214,325	(92,253)	2,608,866

Total assets	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

Accounts payable and accrued liabilities	$234	$51,781	$126,245	$17,914	$—	$196,174
Current portion of long-term debt	556	37,335	1,007	7,448	—	46,346
Current portion of affiliate long-term debt	1,294	—	1,073	1,003	(1,003)	2,367
Other current liabilities	3,529	—	87,612	9,645	(2,292)	98,494
Total current liabilities	5,613	89,116	215,937	36,010	(3,295)	343,381

Long-term debt	529	2,793,334	35,709	136,830	—	2,966,402
Affiliate long-term debt	4,972	—	13,984	294,919	(294,950)	18,925
Other liabilities	45,172	23,645	610,491	145,828	(412,076)	413,060
Total liabilities	56,286	2,906,095	876,121	613,587	(710,321)	3,741,768

Total Sinclair Broadcast Group equity (deficit)	396,370	395,401	2,510,122	(88,331)	(2,817,192)	396,370
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,334	—	9,334
Total liabilities and equity (deficit)	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$390,080	$41,427	$(18,859)	$412,648

Program and production	—	76	126,733	18,411	(18,181)	127,039
Selling, general and administrative	885	14,545	80,502	2,400	(572)	97,760
Depreciation, amortization and other operating expenses	267	1,107	86,390	19,160	(75)	106,849
Total operating expenses	1,152	15,728	293,625	39,971	(18,828)	331,648

Operating (loss) income	(1,152)	(15,728)	96,455	1,456	(31)	81,000

Equity in earnings of consolidated subsidiaries	26,687	62,264	—	—	(88,951)	—
Interest expense	(159)	(36,748)	(1,242)	(6,553)	5,164	(39,538)
Other income (expense)	646	296	93	—	(20)	1,015
Total other income (expense)	27,174	25,812	(1,149)	(6,553)	(83,807)	(38,523)

Income tax benefit (provision)	1,136	17,267	(33,042)	(181)	—	(14,820)
Income from discontinued operations	—	—	—	—	—	—
Net income (loss)	27,158	27,351	62,264	(5,278)	(83,838)	27,657
Net income attributable to the noncontrolling interests	—	—	—	(499)	—	(499)
Net income (loss) attributable to Sinclair Broadcast Group	$27,158	$27,351	$62,264	$(5,777)	$(83,838)	$27,158
Comprehensive income (loss)	$27,696	$27,265	$62,264	$(5,652)	$(83,877)	$27,696

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$270,547	$23,917	$(11,846)	$282,618

Program and production	—	32	82,700	5,588	(7,887)	80,433
Selling, general and administrative	824	9,917	51,203	5,689	(4,445)	63,188
Depreciation, amortization and other operating expenses	342	299	62,103	14,981	(2,384)	75,341
Total operating expenses	1,166	10,248	196,006	26,258	(14,716)	218,962

Operating (loss) income	(1,166)	(10,248)	74,541	(2,341)	2,870	63,656

Equity in earnings of consolidated subsidiaries	17,849	46,717	(30)	—	(64,536)	—
Interest expense	(311)	(35,233)	(1,115)	(6,187)	5,149	(37,697)
Other income (expense)	956	7,438	(7,288)	(1,257)	(444)	(595)
Total other income (expense)	18,494	18,922	(8,433)	(7,444)	(59,831)	(38,292)

Income tax benefit (provision)	(331)	7,986	(18,734)	2,230	—	(8,849)
Income (loss) from discontinued operations	—	(58)	413	—	—	355
Net income (loss)	16,997	16,602	47,787	(7,555)	(56,961)	16,870
Net loss attributable to the noncontrolling interests	—	—	—	127	—	127
Net income (loss) attributable to Sinclair Broadcast Group	$16,997	$16,602	$47,787	$(7,428)	$(56,961)	$16,997

Comprehensive income (loss)	$16,831	$16,563	$47,787	$(7,428)	$(56,922)	$16,831

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$13,532	$(8,180)	$124,353	$6,472	$83	$136,260
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,721)	(9,587)	(599)	—	(11,907)
Purchase of alarm monitoring contracts	—	—	—	(4,323)	—	(4,323)
(Increase) Decrease in restricted cash	—	(900)	221	—	—	(679)
Investments in equity and cost method investees	—	—	—	(2,154)	—	(2,154)
Proceeds from termination of life insurance policies	—	17,042	—	—		17,042
Other, net	—	—	—	55	—	55
Net cash flows (used in) from investing activities	—	14,421	(9,366)	(7,021)	—	(1,966)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	5,885	—	5,885
Repayments of notes payable, commercial bank financing and capital leases	(132)	(4,335)	(268)	(1,661)	—	(6,396)
Dividends paid on Class A and Class B Common Stock	(14,719)	—	—	—	23	(14,696)
Repurchase of outstanding Class A Common Stock	(82,371)	—	—	—	—	(82,371)
Increase (decrease) in intercompany payables	82,043	60,147	(142,667)	583	(106)	—
Other, net	1,647	(144)	(252)	(260)	—	991
Net cash flows (used in) from financing activities	(13,532)	55,668	(143,187)	4,547	(83)	(96,587)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	61,909	(28,200)	3,998	—	37,707
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$229,883	$394	$17,534	$—	$317,811

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$3,002	$(8,428)	$56,623	$(4,012)	$2,517	$49,702
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(181)	(6,725)	(576)	—	(7,482)
Proceeds from the sale of broadcast assets	—	—	14,312	—	—	14,312
Purchase of alarm monitoring contracts	—	—	—	(1,924)	—	(1,924)
Increase in restricted cash	—	(24,945)	—	—	—	(24,945)
Investment in marketable securities	—	—	—	(1,195)		(1,195)
Distributions from investments	—	—	—	2,228	—	2,228
Investment in equity and cost method investees	—	—	—	(1,758)	—	(1,758)
Proceeds from the sale of real estate investment	—	—	—	5,516	—	5,516
Proceeds from loans to affiliates	13	—	—	—	—	13
Other investing activities	(42)	—	335	—	—	293
Net cash flows (used in) from investing activities	(29)	(25,126)	7,922	2,291	—	(14,942)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	93,500	—	7,628	—	101,128
Repayments of notes payable, commercial bank financing and capital leases	(115)	(110,092)	(181)	(2,235)	—	(112,623)
Proceeds from share based awards	1,242	—	—	—	—	1,242
Dividends paid on Class A and Class B Common Stock	(12,195)	—	—	—	147	(12,048)
Payments for deferred financing costs	—	(778)	—	(23)	—	(801)
Proceeds from Class A Common Stock sold by variable interest entity	—	—	—	1,045	—	1,045
Distributions to noncontrolling interests	—	—	—	(9,329)	—	(9,329)
Repayment of notes and capital leases to affiliates	(276)	—	(138)	—	—	(414)
Increase (decrease) in intercompany payables	8,371	50,193	(63,769)	7,869	(2,664)	—
Net cash flows (used in) from financing activities	(2,973)	32,823	(64,088)	4,955	(2,517)	(31,800)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(731)	457	3,234	—	2,960
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$6,499	$656	$18,670	$—	$25,825

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

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations, including recent changes to the FCC’s regulations relating to Joints Sales Agreements (JSA) and potential future changes to its regulations regarding Shared Services Agreements (SSA), indecency regulations, retransmission fee regulations and political or other advertising restrictions;

•                  the effects of the FCC’s recently issued order adopting a new rule prohibiting the joint negotiation of retransmission consent agreements by two stations in the same market that are not commonly owned, if both of the stations are ranked among the top four stations in the market;

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

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speaks only as of the date on which it is made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Statement of Operations Data:
Net broadcast revenues (a)	$373,881	$252,925
Revenues realized from station barter arrangements	24,025	18,230
Other operating divisions revenues	14,742	11,463
Total revenues	412,648	282,618

Station production expenses	127,039	80,433
Station selling, general and administrative expenses	81,925	51,938
Expenses recognized from station barter arrangements	21,477	16,014
Amortization of program contract costs and net realizable value adjustments	23,941	18,861
Depreciation and amortization expenses (b)	49,106	30,597
Other operating divisions expenses	12,325	9,869
Corporate general and administrative expenses	15,835	11,250
Operating income	81,000	63,656

Interest expense and amortization of debt discount and deferred financing costs	(39,538)	(37,697)
Income (loss) from equity and cost method investees	98	(1,052)
Other income, net	917	457
Income from continuing operations before income taxes	42,477	25,364
Income tax provision	(14,820)	(8,849)
Income from continuing operations	27,657	16,515
Discontinued operations:
Income from discontinued operations, net of taxes	—	355
Net income	27,657	16,870
Net (income) loss attributable to the noncontrolling interests	(499)	127
Net income attributable to Sinclair Broadcast Group	$27,158	$16,997

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.27	$0.20
Basic earnings per share	$0.27	$0.21
Diluted earnings per share from continuing operations	$0.27	$0.20
Diluted earnings per share	$0.27	$0.21

Balance Sheet Data:	March 31, 2014	December 31, 2013

Cash and cash equivalents	$317,811	$280,104
Total assets	$4,110,113	$4,147,472
Total debt (c)	$3,027,560	$3,034,040
Total equity	$342,367	$405,704

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

Executive Overview — financial events since December 31, 2013.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2014 and 2013, including comparisons between quarters and expectations for the three months ended June 30, 2014.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three months ended March 31, 2014.

EXECUTIVE OVERVIEW

First Quarter 2014 Events

•                  In February 2014, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on March 14, 2014 to the holders of record at the close of business on February 28, 2014.

•                  During February 2014, we announced our intent to repurchase, under an existing authorization, from time to time, up to $100 million of our Class A common shares on the open market.  During March 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization of Class A common shares, to be accessed once the existing authorization is exhausted. Since February 2014, we have purchased approximately 2.9 million shares for $82.4 million under the existing authorizations.

•                  In March 2014, we submitted to the FCC a proposed restructuring for the Allbritton transaction in order to meet certain objections of the FCC. Under the proposed restructuring, we will sell certain stations we currently own to parties other than the parties who were originally contemplated to buy these stations, and following the sale will not provide any services to such stations. The stations to be sold are WHP, the CBS affiliate in Harrisburg, Pennsylvania, WMMP, the MyNetwork affiliate in Charleston, South Carolina and WABM, the MyNetwork affiliate in Birmingham, Alabama; Sinclair would also discontinue providing services to WTAT, the FOX affiliate in Charleston and would transfer to the buyer of WHP, the rights under an existing LMA to provide services to WLYH, the CW affiliate in Harrisburg.  The assets and liabilities related to these stations are classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2014.

•                  In March 2014, we entered into a definitive agreement to purchase the assets of WGXA the FOX affiliate, which also broadcasts ABC as a multicast, in Macon, Georgia for $33.0 million.  The transaction is expected to close in the third quarter of 2014, subject to the approval of the FCC, and other customary closing conditions.

Other Events

•                  Effective April 1, 2014, we promoted David B. Amy to Executive Vice President and Chief Operating Officer from Executive Vice President and Chief Financial Officer and named Christopher Ripley as Chief Financial Officer.

•                  In May 2014, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on June 13, 2014, to the holders of record at the close of business on May 30, 2014.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Fisher as of August 8, 2013, Barrington as of November 22, 2013,  and nineteen other television stations during the year ended 2013 are included in our results of our continuing operations for the three months ended March 31, 2014.  We determined that the operating results of WLAJ-TV, sold March 1, 2013, and WLWC-TV, sold April 1, 2013, are classified as discontinued operations and therefore the results are not included in our consolidated results of continuing operations for the three months ended March 31, 2013.  Unless otherwise indicated, references in this discussion and analysis to the first quarter of 2014 and 2013 refer to the three months ended March 31, 2014 and 2013, respectively.  Additionally, any references to the second, third or fourth quarter are to the three months ended June 30, September 30, and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating divisions and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended March 31,
	2014	2013	Percent Change
Local revenues:
Non-political	$300.8	$201.5	49.3%
Political	0.7	0.1	(a)
Total local	301.5	201.6	49.6%
National revenues:
Non-political	67.0	50.5	32.7%
Political	5.4	0.8	(a)
Total national	72.4	51.3	41.1%
Total net broadcast revenues	$373.9	$252.9	47.8%

(a)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $121.0 million when comparing the first quarter 2014 to the same period in 2013, of which $109.0 million was related to stations acquired after the first quarter of 2013. The remaining increase is primarily the result of higher retransmission revenues from multichannel video programming distributors (MVPD) and increases in advertising revenues in the political, services, medical and furniture sectors.  These increases were partially offset by a decrease in advertising revenues in the direct response, retail and fast food sectors. Excluding the stations acquired after the first quarter of 2013, automotive, which typically is our largest category, represented 23.7% of net time sales for the three months ended March 31, 2014.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended March 31,		Net Time Sales Percent
	Stations (a)	2014	2013	Change
FOX	39	31.4%	32.8%	34.9%
CBS	25	19.7%	23.1%	20.1%
ABC	19	19.5%	16.3%	68.4%
NBC	16	9.7%	4.1%	231.2%
The CW	23	8.9%	10.9%	15.4%
MyNetworkTV	20	8.3%	11.1%	6.7%
Digital	(b)	1.6%	1.4%	60.5%
Other	7	0.9%	0.3%	264.9%
Total	149

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

(b)         We broadcast programming from network affiliations or program service arrangements with FOX, ABC, CBS, NBC, The CW, MyNetworkTV, This TV, ME TV, Retro TV, Weather Radar, Weather Nation, Live Well Network, Antenna TV, Bounce Network, Zuus Country, Azteca, Tele-Romantica, Inmigrante TV, MundoFox, Telemundo and Estrella TV on additional channels through our stations’ second and third digital signals.

Political Revenues.  Political revenues increased by $5.2 million to $6.1 million for the first quarter 2014 when compared to the same period in 2013.  Political revenues are typically higher in election years such as 2014.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $99.3 million for the first quarter 2014 when compared to the same period in 2013, of which $88.0 million was related to the stations acquired after the first quarter of 2013. The remaining increase, for the three month period, is primarily due to an increase in advertising revenues from the services, automotive and medical sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the fast food, retail and other sectors.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $16.5 million for the first quarter 2014 when compared to the same period in 2013, of which $19.9 million was related to the stations acquired after the first quarter of 2013. The residual decrease was due to a decline in advertising revenues in the restaurant/other, religion and other sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended March 31,		Percent Change (Increase/
	2014	2013	(Decrease))

Station production expenses	$127.0	$80.4	58.0%
Station selling, general and administrative expenses	$81.9	$51.9	57.8%
Amortization of program contract costs and net realizable value adjustments	$23.9	$18.9	26.5%
Corporate general and administrative expenses	$14.7	$10.1	45.5%
Depreciation and amortization expenses	$46.7	$28.7	62.7%

Station production expenses.  Station production expenses increased $46.6 million during the first quarter of 2014 as compared to the same period in 2013, of which $42.1 million related to the stations acquired after the first quarter of 2013.  The remaining increase for the three month period is primarily due to an increase in fees pursuant to network affiliation agreements.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $30.0 million during the first quarter 2014 compared to the same period in 2013, of which $29.4 million related to the stations acquired after the first quarter of 2013. The remaining increase for the three month period is primarily due to an increase in information technology infrastructure related costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $5.0 million during the first quarter of 2014 compared to the same period in 2013, due to stations acquired after the first quarter of 2013.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $18.0 million during the first quarter of 2014 compared to the same period in 2013, of which $18.1 million related to stations acquired after the first quarter of 2013.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, Dielectric, LLC, a manufacturer of broadcast equipment, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $3.3 million to $14.7 million during the first quarter 2014 compared to $11.4 million during the same period in 2013.  Expenses of our other operating divisions including operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, increased $2.4 million to $12.3 million during the first quarter 2014 compared to $9.9 million during the same period in 2013.  The increases in both revenue and expenses relate primarily to the Alarm Funding, Triangle, and acquisition of Dielectric, which was acquired after the same period in 2013.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations, within other operating divisions.  During the three months ended March 31, 2014, we recorded a loss of $0.2 million related to our real estate ventures and income of $0.3 million related to certain private investment funds.  During the three months ended March 31, 2013, we recorded a loss of $1.5 million related to our real estate ventures and income of $0.4 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended March 31,		Percent Change (Increase/
	2014	2013	(Decrease))
Corporate general and administrative expenses	$0.9	$0.8	12.5%
Interest expense	$38.6	$37.0	4.3%
Income tax provision	$(14.8)	$(8.8)	68.2%

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

Corporate general and administrative expenses combined increased by $4.6 million and for the three months ended March 31, 2014, when compared to the same period in 2013.  The increase is primarily due to an increase in overhead costs related to our recent acquisitions.

We expect corporate general and administrative expenses to increase slightly in the second quarter of 2014 compared to first quarter of 2014.

Interest expense.  Interest expense has increased primarily due to the issuance of $600.0 million of 5.375% Notes in the second quarter of 2013, the issuance of $350 million of 6.375% Notes in the fourth quarter of 2013 and incremental borrowings on our

Term Loan A and Term Loan B under our Bank Credit Agreement for our acquisitions in 2013. Interest expense was partially offset by a decrease due to the redemption of our 9.25% Notes, 4.875% Notes and 3.0% Notes in the fourth quarter of 2013. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit.  The effective tax rate for the three months ended March 31, 2014 including the effects of the noncontrolling interest was a provision of 35.3% as compared to a provision of 34.7% during the same period in 2013.  The increase in the effective tax rate for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily due to a 2013 reduction of liability for unrecognized tax benefits of $0.7 million as a result of the application of limits under available state administrative practice exceptions, primary offset by a larger benefit from the domestic production activities deduction (DPAD) in 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had $317.8 million in cash and cash equivalent balances and net working capital of approximately $380.9 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of March 31, 2014, we had $154.5 million of borrowing capacity available on our Revolving Credit Facility.

During February and March 2014, we repurchased 2.9 million shares of Class A Common Stock for $82.4 million.  The repurchase was completed using cash on hand.  As of March 31, 2014 we had $185.1 million remaining under our existing $300.0 million repurchase authorization.

We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the Revolving Credit Facility and general committed incremental term loan capacity under our amended and restated bank credit agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  We anticipate raising additional funds for our pending acquisitions.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended March 31,
	2014	2013
Net cash flows from operating activities	$136.3	$49.7

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(11.9)	$(7.5)
Purchase of alarm monitoring contracts	(4.3)	(1.9)
Proceeds from sale of broadcast assets	—	14.3
(Increase) decrease in restricted cash	(0.7)	(24.9)
Proceeds from the termination of life insurance policies	17.0	—
Proceeds from sale of real estate investment	—	5.5
Other	(2.1)	(0.4)
Net cash flows used in investing activities	$(2.0)	$(14.9)
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$5.9	$101.1
Repayments of notes payable, commercial bank financing and capital leases	(6.4)	(112.6)
Dividends paid on Class A and Class B Common Stock	(14.7)	(12.0)
Repurchase of outstanding Class A Common Stock	(82.4)	—
Other	1.0	(8.3)
Net cash flows used in financing activities	$(96.6)	$(31.8)

Operating Activities

Net cash flows from operating activities increased during the first quarter 2014 compared to the same period in 2013.  This is primarily due to receipt of more cash from customers, which is primarily due to our acquisitions since the same period in 2013, timing of interest payments and payments to vendors, partially offset by higher overhead expenses primarily due to our acquisitions since the same period in 2013 and higher program payments.

Investing Activities

Net cash flows used in investing activities decreased during the first quarter of 2014 compared to the same period in 2013.  This decrease is primarily due to less cash used for acquisition related escrow deposits on acquisitions and an increase in the proceeds from the sale of life insurance policies, which were assumed in the Fisher acquisition, partially offset by increased capital expenditures and decrease in the sale of television stations.

In the second quarter and/or third quarter of 2014, we anticipate incurring more capital expenditures than incurred in the first quarter of 2014, due to expenditures related to Barrington stations and the pending acquisitions.

Financing Activities

Net cash flows used in financing activities increased in the first quarter 2014 compared to the same period in 2013.  This increase was primarily due to the repurchase of $82.4 million of Class A common stock during the first quarter 2014, partially offset by a decrease in repayments of notes payable, net of proceeds.

In May 2014, our Board of Directors declared a quarterly dividend of $0.15 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of March 31, 2014, there were no material changes to our contractual cash obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the foregoing, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2014.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended and year to date March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
01/01/14 – 01/31/14	—	—	—	$—
02/01/14 – 02/28/14	2,109,595	29.16	2,109,595	$185.9
03/01/14 – 03/31/14	800,511	25.75	800,511	$185.1

(1)         All repurchases were made in open-market transactions.

(2)         On February 6, 2008, the Board of Directors renewed a $150.0 million share repurchase program. On March 20, 2014, the Board of Directors authorized a new $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of March 31, 2014, the total remaining authorization was $185.1 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement for Christopher S. Ripley, Chief Financial Officer

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

32.1

Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2

Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2014.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement for Christopher S. Ripley, Chief Financial Officer

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

32.1

Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2

Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase