Form 10-Q
period 2014-06-30
SINCLAIR BROADCAST GROUP INC
filed 2014-08-08
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of July 31, 2014
Class A Common Stock	71,468,888
Class B Common Stock	25,978,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of June 30, 2014	As of December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$395,546	$280,104
Accounts receivable, net of allowance for doubtful accounts of $3,208 and $3,379, respectively	300,272	308,974
Affiliate receivable	224	182
Current portion of program contract costs	35,085	74,324
Prepaid expenses and other current assets	25,186	30,599
Deferred barter costs	6,692	3,688
Total current assets	763,005	697,871

PROGRAM CONTRACT COSTS, less current portion	17,630	24,708
PROPERTY AND EQUIPMENT, net	636,112	596,071
RESTRICTED CASH	12,430	11,747
GOODWILL	1,341,998	1,380,082
BROADCAST LICENSES	120,948	101,029
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,081,518	1,127,755
OTHER ASSETS	208,321	208,209
Total assets (a)	$4,181,962	$4,147,472
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,751	$13,989
Accrued liabilities	187,612	182,185
Income taxes payable	19,499	2,504
Current portion of notes payable, capital leases and commercial bank financing	56,034	46,346
Current portion of notes and capital leases payable to affiliates	2,569	2,367
Current portion of program contracts payable	50,493	90,933
Deferred barter revenues	6,246	3,319
Deferred tax liabilities	4,480	1,738
Total current liabilities	336,684	343,381
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,038,768	2,966,402
Notes payable and capital leases to affiliates, less current portion	17,606	18,925
Program contracts payable, less current portion	28,217	34,681
Deferred tax liabilities	321,945	311,041
Other long-term liabilities	68,569	67,338
Total liabilities (a)	3,811,789	3,741,768
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 71,390,645 and 74,145,569 shares issued and outstanding, respectively	714	741
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 26,028,357 and 26,028,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	260	260
Additional paid-in capital	1,021,460	1,094,918
Accumulated deficit	(657,787)	(696,996)
Accumulated other comprehensive loss	(1,869)	(2,553)
Total Sinclair Broadcast Group shareholders’ equity	362,778	396,370
Noncontrolling interests	7,395	9,334
Total equity	370,173	405,704
Total liabilities and equity	$4,181,962	$4,147,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)         Our consolidated total assets as of June 30, 2014 and December 31, 2013 include total assets of variable interest entities (VIEs) of $193.1 million and $194.1 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of June 30, 2014 and December 31, 2013 include total liabilities of the VIEs of $24.0 million and $31.6 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Station broadcast revenues, net of agency commissions	$404,151	$279,270	$778,032	$532,195
Revenues realized from station barter arrangements	33,336	22,047	57,361	40,277
Other operating divisions revenues	17,649	12,837	32,391	24,300
Total revenues	455,136	314,154	867,784	596,772
OPERATING EXPENSES:
Station production expenses	134,303	85,694	261,342	166,127
Station selling, general and administrative expenses	82,595	53,297	164,520	105,235
Expenses recognized from station barter arrangements	29,528	19,382	51,005	35,396
Amortization of program contract costs and net realizable value adjustments	23,574	18,656	47,515	37,517
Other operating divisions expenses	14,453	10,736	26,778	20,605
Depreciation of property and equipment	25,252	15,105	49,630	29,700
Corporate general and administrative expenses	17,403	11,447	33,238	22,697
Amortization of definite-lived intangible and other assets	24,989	15,557	49,717	31,559
Total operating expenses	352,097	229,874	683,745	448,836
Operating income	103,039	84,280	184,039	147,936
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(40,121)	(45,465)	(79,659)	(83,162)
Loss from extinguishment of debt	—	(16,283)	—	(16,283)
Income (loss) from equity and cost method investments	742	(404)	840	(1,456)
Other income, net	1,015	482	1,932	939
Total other expense	(38,364)	(61,670)	(76,887)	(99,962)
Income from continuing operations before income taxes	64,675	22,610	107,152	47,974
INCOME TAX PROVISION	(23,074)	(9,654)	(37,894)	(18,503)
Income from continuing operations	41,601	12,956	69,258	29,471
DISCONTINUED OPERATIONS:
Income from discontinued operations, includes income tax benefit (provision) of $0, $4,973, $0 and $4,682, respectively	—	5,103	—	5,458
NET INCOME	41,601	18,059	69,258	34,929
Net income attributable to the noncontrolling interests	(266)	(233)	(765)	(106)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$41,335	$17,826	$68,493	$34,823
Dividends declared per share	$0.15	$0.15	$0.30	$0.30

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.43	$0.14	$0.70	$0.34
Basic earnings per share from discontinued operations	$—	$0.06	$—	$0.06
Basic earnings per share	$0.43	$0.19	$0.70	$0.40
Diluted earnings per share from continuing operations	$0.42	$0.14	$0.69	$0.34
Diluted earnings per share from discontinued operations	$—	$0.05	$—	$0.06
Diluted earnings per share	$0.42	$0.19	$0.69	$0.40
Weighted average common shares outstanding	97,174	92,083	97,994	86,667
Weighted average common and common equivalent shares outstanding	97,864	93,604	98,678	87,844

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$41,335	$12,723	$68,493	$29,365
Income from discontinued operations, net of tax	—	5,103	—	5,458
Net income	$41,335	$17,826	$68,493	$34,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$41,601	$18,059	$69,258	$34,929
Amortization of net periodic pension benefit costs, net of taxes	167	(39)	80	(78)
Unrealized gain on investments, net of taxes	479	—	604	—
Comprehensive income	42,247	18,020	69,942	34,851
Comprehensive (income) attributable to the noncontrolling interests	(266)	(233)	(765)	(106)
Comprehensive income attributable to Sinclair Broadcast Group	$41,981	$17,787	$69,177	$34,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)
BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(26,972)	—	—	(26,972)
Issuance of common stock, net of issuance costs	18,000,000	180	—	—	472,220	—	—	—	472,400
Class B Common Stock converted into Class A Common Stock	2,670,600	27	(2,670,600)	(27)	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	538,828	5	—	—	8,012	—	—	—	8,017
Tax benefit on share based award	—	—	—	—	471	—	—	—	471
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,714)	(9,714)
Class A Common Stock sold by variable interest entity, net of taxes	—	—	—	—	7,008	—	—	—	7,008
Amortization of net periodic pension benefit costs, net of taxes	—	—	—	—	—	—	(78)	—	(78)
Net income	—	—	—	—	—	34,823	—	106	34,929
BALANCE, June 30, 2013	73,541,440	$735	26,263,259	$262	$1,088,639	$(705,846)	$(5,071)	$7,289	$386,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	Total Equity
BALANCE, December 31, 2013	74,145,569	$741	26,028,357	$260	$1,094,918	$(696,996)	$(2,553)	$9,334	$405,704
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(29,284)	—	—	(29,284)
Repurchases of Class A Common Stock	(2,910,106)	(29)	—	—	(82,342)	—	—	—	(82,371)
Class A Common Stock issued pursuant to employee benefit plans	155,182	2	—	—	7,523	—	—	—	7,525
Tax benefit on share based awards	—	—	—	—	1,361	—	—	—	1,361
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,704)	(2,704)
Other comprehensive income	—	—	—	—	—	—	684	—	684
Net income	—	—	—	—	—	68,493	—	765	69,258
BALANCE, June 30, 2014	71,390,645	$714	26,028,357	$260	$1,021,460	$(657,787)	$(1,869)	$7,395	$370,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$69,258	$34,929
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	49,630	29,827
Amortization of definite-lived intangible and other assets	49,717	31,548
Amortization of program contract costs and net realizable value adjustments	47,515	37,711
Loss on extinguishment of debt	—	16,283
Stock-based compensation	8,430	6,796
Deferred tax benefit	(10,569)	(3,934)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	7,162	(28,124)
Increase in prepaid expenses and other current assets	(11,643)	(2,984)
Decrease in accounts payable and accrued liabilities	(331)	(18,176)
Increase (decrease) in income taxes payable	16,995	(4,240)
Payments on program contracts payable	(47,381)	(45,375)
Original debt issuance discount paid	—	(10,285)
Other, net	1,201	9,394
Net cash flows from operating activities	179,984	53,370
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(26,587)	(17,166)
Payments for acquisition of television stations	—	(96,160)
Payments for acquisition of assets in other operating divisions	(8,273)	(4,650)
Purchase of alarm monitoring contracts	(7,835)	(6,284)
Proceeds from sale of broadcast assets	—	27,992
Increase in restricted cash	(683)	(33,634)
Distributions from equity and cost method investees	1,522	3,271
Investments in equity and cost method investees	(6,167)	(3,402)
Proceeds from termination of life insurance policies	17,042	134
Proceeds from sale of assets in other operating divisions	—	5,516
Other, net	(325)	(2,253)
Net cash flows used in investing activities	(31,306)	(126,636)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	102,724	1,162,344
Repayments of notes payable, commercial bank financing and capital leases	(21,114)	(991,724)
Proceeds from the sale of Class A Common Stock	—	472,400
Repurchase of outstanding Class A Common Stock	(82,371)	—
Dividends paid on Class A and Class B Common Stock	(29,284)	(26,972)
Payments for deferred financing costs	(235)	(16,749)
Proceeds from Class A Common Stock sold by variable interest entity	—	10,908
Noncontrolling interests distributions	(3,953)	(9,714)
Other, net	997	720
Net cash flows (used in) from financing activities	(33,236)	601,213
NET INCREASE IN CASH AND CASH EQUIVALENTS	115,442	527,947
CASH AND CASH EQUIVALENTS, beginning of period	280,104	22,865
CASH AND CASH EQUIVALENTS, end of period	$395,546	$550,812

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as discontinued operations consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  The operating results of WLAJ-TV, which was sold effective March 1, 2013 for $14.4 million, and WLWC-TV, which was sold effective April 1, 2013 for $13.8 million, are not included in our consolidated results of operations from continuing operations for the three and six months ending June 30, 2013. Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the six months ending June 30, 2013, were $0.6 million and $1.6 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the six months ending June 30, 2013, are $0.2 million and $0.4 million, respectively. The resulting gain on the sale of these stations in 2013 was negligible.  Basic and diluted earnings per share from discontinued operations was less than $0.01 per share for the quarter ended June 30, 2013.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2014 and 2013 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

We have entered into local marketing agreements (LMAs) to provide programming, sales and managerial services for seven television stations of Cunningham Broadcasting Company (Cunningham), the license owner of these television stations as of June 30, 2014.  We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have an acquisition agreement in which we have a purchase option to buy the license assets of these television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire these FCC license related assets are pending FCC approval.  We also perform sales and other non-programming support services to two other stations owned by Cunningham (acquired in November 2013) pursuant to joint sales agreements (JSAs) and shared services agreements (SSAs).  We have purchase options to acquire the license assets of these stations.  We own the majority of the non-license assets of these nine Cunningham stations and we have guaranteed the debt of Cunningham.  We have determined that Cunningham and these nine stations are VIEs and that based on the terms of the agreements, the significance of our investment in the stations and our guarantee of the debt of Cunningham, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the services we provide and we absorb losses and returns that would be considered significant to Cunningham.  Effective July 31, 2014, concurrent with the Allbritton acquisition, we terminated the LMA with WTAT (FOX) in Charleston, SC and sold to Cunningham, the license owner of WTAT, the non-license assets related to this station for $14.0 million.  Although we have no continuing involvement in the operations of this station, because Cunningham is a consolidated VIE, the assets of WTAT will not be derecognized and the transaction will be accounted for as transaction between parties under common control.  Therefore no gain or loss will be recognized in the consolidated statement of operations upon the sale to Cunningham.  See Note 5. Related Person Transactions for more information on our arrangements with Cunningham.  The net revenues of these stations which we consolidate were $28.7 million and $26.5 million for the three months ended June 30, 2014 and 2013, respectively.  The net revenues of these stations which we consolidate were $56.4 million and $51.2 million for the six months ended June 30, 2014 and 2013, respectively. The fees paid between us and Cunningham pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership, Joint Sale Agreements, and Local Marketing Agreements in Note 3. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

We have certain LMAs and outsourcing agreements, including certain JSAs and SSAs, with certain other license owners under which we provide certain non-programming related sales, operational and administrative services, and programming for these LMAs.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms.  We own the majority of the non-license assets of these stations and in certain cases have guaranteed the debt of the licensee.  We also have purchase options to buy the assets of the licensees.  We have determined that these licensees (19 and 12 licenses as of June 30, 2014 and 2013, respectively) are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  The net revenues of these stations which we consolidate were $43.1 million and $30.8 million for the three months ended June 30, 2014 and 2013, respectively. The net revenues of these stations which we consolidate were $81.8 million and $63.3 million for the six months ended June 30, 2014 and 2013, respectively.  The fees paid between us and other license owners pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership, Joint Sale Agreements, and Local Marketing Agreement in Note 3. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,932	$4,916
Accounts receivable	19,569	18,468
Current portion of program contract costs	5,164	10,725
Prepaid expenses and other current assets	443	247
Total current assets	30,108	34,356

PROGRAM CONTRACT COSTS, less current portion	4,830	5,075
PROPERTY AND EQUIPMENT, net	14,376	11,081
GOODWILL	6,357	6,357
BROADCAST LICENSES	16,768	16,768
DEFINITE-LIVED INTANGIBLE ASSETS, net	97,297	97,496
OTHER ASSETS	23,370	22,935
Total assets	$193,106	$194,068
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$44	$86
Accrued liabilities	3,532	2,536
Current portion of notes payable, capital leases and commercial bank financing	5,731	5,731
Current portion of program contracts payable	4,364	11,552
Total current liabilities	13,671	19,905

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	46,960	49,850
Program contracts payable, less current portion	6,504	6,597
Long term liabilities	9,542	10,838
Total liabilities	$76,677	$87,190

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs, a portion of which is treated as a prepayment of the purchase price of the stations, and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of June 30, 2014 and December 31, 2013, which are excluded from liabilities above, were $34.2 million and $32.4 million, respectively.  The total capital lease liabilities excluded from above were $11.2 million as of June 30, 2014 and December 31, 2013, respectively.  Also excluded from the amounts above are liabilities associated with the certain LMAs and outsourcing agreements and purchase options with certain VIEs totaling $62.2 million and $59.9 million as of June 30, 2014 and December 31, 2013, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of June 30, 2014 and December 31, 2013 was $24.4 million and $26.7 million, respectively, which are included in other assets in the consolidated balance sheets.  Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.7 million and $0.9 million in the three and six months ended June 30, 2014 and $0.3 million and $0.7 million in the three and six months ended June 30 2013, respectively.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued new guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted and the standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this requirement on our financial statements.

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

Restricted Cash

During 2014 and 2013, we entered into certain definitive agreements to purchase assets related to pending acquisitions, which required certain deposits to be made into escrow accounts. As of June 30, 2014 and December 31, 2013, we held $12.4 million and $11.4 million, respectively, in restricted cash classified as noncurrent related to the amounts held in escrow for these acquisitions.

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

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008.   On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date, and currently management has no plans to terminate this program.  For the six months ended June 30, 2014, we have purchased approximately 2.9 million shares for $82.4 million.  For the three months ended June 30, 2014, we purchased zero shares.  As of June 30, 2014, the total remaining authorization was $185.1 million.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2014 and 2013 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and six months ended June 30, 2014 approximated the statutory rate. Our effective income tax rate for the three months and six months ended June 30, 2013 was greater than the statutory rate primarily due to an increase in the state income tax reserves related to an ongoing audit.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $11.0 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

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

Cash	$13,531
Accounts receivable	29,962
Prepaid expenses and other current assets	19,133
Program contract costs	11,427
Property and equipment	73,968
Broadcast licenses	30,977
Definite-lived intangible assets	166,378
Other assets	7,683
Assets held for sale	6,339
Accounts payable and accrued liabilities	(20,127)
Program contracts payable	(10,977)
Deferred tax liability	(74,877)
Other long-term liabilities	(22,127)
Fair value of identifiable net assets acquired	231,290
Goodwill	142,959
Less: fair value of non-controlling interests	(1,053)
Total	$373,196

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $117.5 million, the decaying advertiser base of $18.1 million, and other intangible assets of $30.8 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 14 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill deductible for tax purposes will be approximately $11.1 million.  Certain measurement period adjustments have been made since the initial allocation in the third quarter of 2013, which were not material to our consolidated financial statements.

Net broadcast revenues and operating income of the Fisher stations included in our consolidated statements of operations, were $45.1 million and $6.0 million for the three months ended June 30, 2014, and $84.3 million and $6.5 million for the six months ended June 30, 2014, respectively.

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

Concurrent with the Barrington acquisition, due to FCC conflict ownership rules, we sold our station, WSYT (FOX), and assigned its LMA with WNYS (MNT), in Syracuse, NY to a third party for $15 million, and recognized a loss on sale of approximately $3.3 million.  We also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22.0 million. Although we have no continuing involvement in the operations of this station, because Cunningham is a consolidated VIE and we have a purchase plan option to acquire these assets from Cunningham, the assets of WYZZ were not derecognized and the transaction was accounted for as a transaction between parties under common control.  Thus no gain or loss has been recognized in the consolidated statement of operations for sale of WYZZ.

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

Prepaid expenses and other current assets	$681
Program contract costs	3,960
Property and equipment	73,621
Broadcast licenses	2,948
Definite-lived intangible assets	217,818
Accounts payable and accrued liabilities	(2,725)
Program contracts payable	(3,813)
Other long-term liabilities	(65)
Fair value of identifiable net assets acquired	292,425
Goodwill	75,261
Total	$367,686

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $101.0 million, the decaying advertiser base of $42.0 million, and other intangible assets of $74.8 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 15 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.  The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.

Net broadcast revenues and operating income of the Barrington stations included in our consolidated statements of operations, were $41.3 million and $5.5 million for the three months ended June 30, 2014, and $80.4 million and $15.7 million for the six months ended June 30, 2014, respectively.

During the three months ended June 30, 2014, we made certain immaterial measurement period adjustments to the initial purchase accounting for the Fisher and Barrington acquisitions, resulting in reclassifications between certain noncurrent assets and noncurrent liabilities, including an increase to property and equipment of approximately $31 million, an increase to broadcast licenses of $22 million, an increase to noncurrent deferred tax liabilities of $24 million, and a decrease to goodwill of $37 million, as well as a corresponding increase to depreciation expense and amortization expense of $1.3 million and $1.5 million, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of continuing operations for the three and six months ended June 30, 2013, assuming that the acquisitions of the Fisher and Barrington stations discussed above, along with transactions necessary to finance the acquisitions, occurred at the beginning of the annual period presented (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Total revenues	$390,544	$741,649
Net Income	$16,009	$24,889
Net Income attributable to Sinclair Broadcast Group from continuing operations	$15,776	$24,783
Basic earnings per share attributable to Sinclair Broadcast Group from continuing operations	$0.12	$0.22
Diluted earnings per share attributable to Sinclair Broadcast Group from continuing operations	$0.11	$0.22

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

Other Acquisitions

In addition to the Fisher and Barrington acquisitions, we acquired nineteen television stations during the year ended December 31, 2013 in ten markets, of which five stations in four of the ten markets were acquired from Cox Media Group (Cox) in May 2013. Additionally, ten of the nineteen stations were acquired in four markets from TTBG LLC (TTBG) during September 2013 and October 2013. The initial purchase price allocated includes $272.7 million paid for certain broadcast assets of these stations, working capital of $9.5 million, and $0.7 million paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate.  The purchase price allocations, except for the stations acquired from Cox, are preliminary pending a final determination of the fair values of the assets and liabilities. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

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

The initial purchase price allocations are based upon all information available to us at the present time and are subject to change.  Certain measurement period adjustments have been made since the initial allocation in 2013, which were not material to our consolidated financial statements.  The definite-lived intangible assets in the table above will be amortized over the remaining useful lives of 15 years for network affiliations, 10 years for decaying advertiser base, and a weighted average of 14 years for the other intangible assets.  Net broadcast revenues and operating income for the three months ended June 30, 2014 related to stations acquired in 2013 were $23.8 million and $4.9 million, respectively, and $54.6 million and $8.9 million for the six months ended June 30, 2014, respectively.

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

Various parties have filed petitions to deny our applications or our LMA partners’ applications for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina, WMMP-TV, Charleston, South Carolina; WTAT-TV, Charleston, South Carolina; WMYA-TV, Anderson, South Carolina; WICS-TV Springfield, Illinois; WBFF-TV, Baltimore, Maryland; KGAN-TV, Cedar Rapids, Iowa; WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston / Huntington, West Virginia; WCGV-TV, Milwaukee, Wisconsin; WTTO-TV, Birmingham, AL; KXVO-

TV, Omaha, NE (acquired on October 1, 2013); WPMI-TV, Mobile, AL; WWHO-TV, Chillicothe, OH and WUTB-TV in Baltimore, MD. The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Changes in the Rules of Television Ownership, Joint Sale Agreements, and Local Marketing Agreements

On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market that will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to pending transactions.  In addition, on March 31, 2014, the FCC issued rules that would consider a company an owner of a station if it has a JSA that allows for sale of more than 15% of the ad time on a particular station.  Parties to such agreements must come into compliance with these new rules by June 19, 2016.   Among other things, the rule could limit our ability to create duopolies or other two-station operations in certain markets.  We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements. The rule has been appealed to the United States Court of Appeals for the District of Columbia Circuit and we cannot predict the outcome of that proceeding.  The revenues of these JSA arrangements we earned during the three and six months ended June 30, 2014 were $11.5 million and $22.1 million, and $8.3 million and $15.1 million for the three and six months ended June 30, 2013, respectively.

In its Order approving the Allbritton transaction, the FCC expressed concerns regarding an LMA that had existed between Sinclair and Cunningham in the Charleston market, and that it believed Sinclair apparently violated the local TV ownership rule with respect to its continued operation of that LMA.  The same agreement that governs the Charleston LMA also governs LMAs between Sinclair and Cunningham in three other markets.  The existence of the Charleston LMA was repeatedly disclosed to the Commission over many years, during which Sinclair relied on a June 20, 2001, Stay Order issued by the United States Court of Appeals for the District of Columbia Circuit, which specifically stated that “the time for Sinclair to come into compliance with the Commission’s ‘eight voices standard’ … is hereby stayed pending further order of the court.”  No further order has been issued by the Court with respect to that stay.  Sinclair is in the process of preparing a submission to the FCC with regard to the LMA.  We cannot predict what steps, if any, the FCC will take in the future with respect to the now terminated Charleston LMA.

Pending Acquisitions

Effective July 31, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (Allbritton) for $985.0 million plus working capital of $53.4 million.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand.  See Note 4. Notes Payable and Commercial Bank Financing.  Allbritton owned certain broadcast assets related to the following nine stations along with the respective network affiliation or program service arrangements: WHTM (ABC) in Harrisburg/Lancaster/York, PA; WJLA (ABC) in Washington, DC; WBMA(ABC), WCFT (ABC), and WJSU(ABC), in Birmingham, AL; KATV (ABC) in Little Rock/Pine Bluff, AR; KTUL (ABC) in Tulsa, OK; WSET (ABC) in Roanoke/Lynchburg, VA; and WCIV (ABC), Charleston, SC markets, and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington, D.C. metropolitan area.  In conjunction with the acquisition, we agreed to surrender for cancellation the FCC licenses of WCFT, WJSU, and WCIV by September 29, 2014, terminated our LMA in Charleston, SC with WTAT (FOX) and sold the non-license assets of WTAT to Cunningham for $14.0 million.  We have entered into an agreement to sell the license and related assets of WHTM to Media General Operations, Inc. (Media General) subject to approval of the FCC, antitrust clearance, and other customary closing conditions.  The ABC and other programming of WCFT, WJSU, and WCIV will be carried as multicast signals on our existing stations in their respective markets.  This acquisition provides expansion into additional markets and increases value based on the synergies we expect to achieve.

In September 2013, we entered into a definitive agreement to purchase the broadcast assets of eight television stations owned by New Age Media located in three markets, for an aggregate purchase price of $90.0 million. The original contemplated transaction involved Wilkes/Barre/Scranton, PA - WSWB, Tallahassee, FL - WTLH and WTLF and Gainesville, FL - WNBW to be purchased by a third party and we would provide sales and other non-programming support services to each of these stations, pursuant to customary shared services and joint sales agreements.  We expect that this transaction will be modified in order to comply with a recently issued FCC order. The transaction is expected to close during the second half of 2014, subject to approval of the FCC and other customary closing conditions.  We expect to fund the purchase price through cash on hand and/or our bank credit facility.

4.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

On July 23, 2014, we issued $550.0 million in senior unsecured notes, which bear interest at a rate of 5.625% per annum and mature on August 1, 2024 (the 5.625% Notes), pursuant to an indenture dated July 23, 2014 (the 5.625% Indenture).  The 5.625% Notes were priced at 100% of their par value and interest is payable semi-annually on February 1 and August 1, commencing on February 1, 2015.  Prior to August 1, 2019, we may redeem the 5.625% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.625% Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 5.625% Indenture.  In addition, on or prior to August 1, 2019, we may redeem up to 35% of the 5.625% Notes, using proceeds of certain equity offerings.  If we sell certain of our assets or experience specific kinds of changes of control, the holders of the 5.625% Notes may require us to repurchase some or all of the notes.  The proceeds from the offering of the 5.625% Notes, together with borrowings under our Bank Credit Agreement and cash on hand, were used to finance the acquisition of the Allbritton companies on July 1, 2014.  Concurrent with entering into the 5.625% Indenture in July 2013, we also entered into a registrations rights agreement requiring us to file a registration statement covering an offer to exchange of the 5.625% Notes for registered securities with the Securities and Exchange Commission (the SEC) to be effective by April 19, 2015.

On July 31, 2014, we entered into an amendment and restatement (the Amendment) of our bank credit agreement (as amended, the Bank Credit Agreement).  Pursuant to the Amendment, we raised $400.0 million of incremental term loan B commitments.  The incremental term loan matures in July 2021.  The term loan was issued at 99.75% of par and bears interest at LIBOR plus 2.75% with a 0.75% LIBOR floor.  The proceeds, together with the 5.625% Notes and cash on hand were used to finance the acquisition of the Allbritton companies on July 31, 2014.  Additionally, in connection with the Amendment, $327.7 million of term loan A, including $72.5 million of the remaining $108.2 million delayed draw term loan A commitments, were converted into revolving commitments.  As of closing, we have $361.2 million of committed term loan A, which consists of $325.5 million currently outstanding and $35.7 million under the delayed draw to be borrowed on or before December 31, 2014, and we have $485.2 million in revolving commitments.  We also amended certain terms of the Bank Credit Agreement, including increased flexibility in dispositions related to requirements of regulatory authorities, an increase in the non-TV/Radio acquisition capacity, the elimination of certain maintenance financial covenants, an increase to the first lien indebtedness maintenance test, and increased flexibility under certain restrictive covenants.

We expect to incur $14.6 million in financing costs related to the issuance of the 5.625% Notes and the Amendment, which we expect to capitalize as deferred financing costs.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (Numerator)
Income from continuing operations	$41,601	$12,956	$69,258	$29,471
Income impact of assumed conversion of the 4.875% Notes, net of taxes	—	45	—	90
Income impact of assumed conversion of the 3.0% Notes, net of taxes	—	26	—	53
Net (income) attributable to noncontrolling interests included in continuing operations	(266)	(233)	(765)	(106)
Numerator for diluted earnings per common share from continuing operations available to common shareholders	41,335	12,794	68,493	29,508
Income from discontinued operations, net of taxes	—	5,103	—	5,458
Numerator for diluted earnings available to common shareholders	$41,335	$17,897	$68,493	$34,966

Shares (Denominator)
Weighted-average common shares outstanding	97,174	92,083	97,994	86,667
Dilutive effect of stock settled appreciation rights, restricted stock awards and outstanding stock options	690	871	684	547
Dilutive effect of 4.875% Notes	—	339	—	339
Dilutive effect of 3.0% Notes	—	311	—	311
Weighted-average common and common equivalent shares outstanding	97,864	93,604	98,678	87,864

There are no potentially dilutive securities representing shares of common stock for the three and six months ended June 30, 2014 and 2013.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million and $1.4 million for the three months ended June 30, 2014 and 2013 and $2.8 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Cunningham Broadcasting Corporation.  As of June 30, 2014, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WTAT-TV Charleston, South Carolina; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations) and WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.   During the second quarter of 2014, Cunningham purchased the remaining amount of non-voting stock from the controlling shareholders for an aggregate purchase price of $2.0 million.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We have options from the trusts, which grant us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham. We also have options from each of Cunningham’s subsidiaries, which are the FCC licensees of the Cunningham stations, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of Cunningham’s individual subsidiaries. In July 2014, concurrent with the Allbritton acquisition, the option to acquire WTAT was terminated.

In addition to the option agreements, as of June 30, 2014, certain of our stations provide programming, sales and managerial services pursuant to LMAs to seven of their stations: WNUV-TV, WRGT-TV, WVAH-TV, WTAT-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. Effective November 5, 2009, we entered into amendments and/or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to the Cunningham LMA Stations.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station. An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility. The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate; pursuant to the foregoing transactions with Cunningham as such payments were made. Beginning on January 1, 2013, we are obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase. The remaining purchase price as of June 30, 2014 was approximately $57.1 million. Additionally, we reimburse Cunningham for 100% of its operating costs. In July 2014, concurrent with the Allbritton acquisition, the LMA related to WTAT was terminated and the total LMA fee was reduced to $4.7 million to remove the fee associated with WTAT.

In November 2013, concurrent with our acquisition of the Barrington stations, Cunningham acquired the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV, which was funded by bank debt, for which we have provided a guarantee. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements for WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2015, respectively, and each has renewal provisions for successive eight year periods. Under these arrangements, we earned $1.1 million and $1.9 million from the services we perform for these stations for the three and six months ended June 30, 2014, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. For the three and six months ended June 30, 2014, our consolidated revenues include $1.9 million and $3.4 million related to these stations, respectively.

Also, concurrent with the Barrington acquisition, we also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22 million. In July 2014, concurrent with the Allbritton acquisition we terminated the LMA with WTAT (FOX) in Charleston, SC and sold Cunningham the non-license assets related to this station for $14.0 million. Although we have no continuing involvement in the operations of these stations, because Cunningham is a consolidated VIE the assets of WYZZ and WTAT were not derecognized and the transactions were accounted for as transactions between parties under common control, therefore no gain or loss will be recognized in the consolidated statement of operations upon sale to Cunningham. Additionally, we have a purchase option to acquire the assets of WYZZ from Cunningham.

During October 2013, we purchased the outstanding membership interests of KDBC-TV from Cunningham for $21.2 million, plus a working capital adjustment of $0.2 million. See Other Acquisitions within Note 2. Acquisitions, for further information.

We made payments to Cunningham under our LMAs and other agreements with the Cunningham LMA Stations of $2.8 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively, and $7.3 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, Cunningham LMA Stations provided us with approximately $29.2 million, and $26.5 million, respectively, and approximately $56.4 million and $51.2 million for the six months ended June 30, 2014 and 2013, respectively, of total revenue. The financial statements for Cunningham are included in our consolidated financial statements for all periods presented.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive. We received payments for advertising time totaling $0.1 million and less than $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million for both the six months ended June 30, 2014 and 2013, respectively. We paid $0.4 million and $0.8 million for vehicles and related vehicle services from Atlantic Automotive for the three and six months ended June 30, 2013, respectively. No payments were made for the three and six months ended June 30, 2014.

Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures, and began occupying the space in June 2012.  Atlantic Automotive paid $0.3 million and $0.2 million in rent during the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD.  Total rent received under these leases was $0.1 million and less than $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and less than $0.1 million for the six months ended June 30, 2014 and 2013, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD. We received under this lease less than $0.1 million and $0.1 million for the three and six months ending June 30, 2014, respectively. No payments related to this property were received for the three and six months ended June 30, 2013.

Thomas & Libowitz P.A.  Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis, is the son of a former member of the Board of Directors, Basil A. Thomas. Mr. Thomas resigned from Board of Directors effective September 2013. We paid fees of $0.5 million and $1.0 million to Thomas & Libowitz for the three and six months ended June 30, 2013, respectively.

7.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Excluding discontinued operations, our broadcast segment includes stations in 71 markets located throughout the continental United States. The operating results of WLAJ-TV and WLWC-TV, which were sold effective March 1, 2013 and April 1, 2013, respectively, are classified as discontinued operations and are not included in our consolidated results of continuing operations for the three months ended June 30, 2013. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas and transmitters; and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $172.2 million and $171.5 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of June 30, 2014 and 2013, respectively.  We had $5.1 million and $5.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the three months ending June 30, 2014 and 2013, respectively. For both the six months ended June 30, 2014 and 2013, we had $10.0 million in intercompany interest expense. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended June 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$437,487	$17,649	$—	$455,136
Depreciation of property and equipment	24,422	563	267	25,252
Amortization of definite-lived intangible assets and other assets	23,351	1,638	—	24,989
Amortization of program contract costs and net realizable value adjustments	23,574	—	—	23,574
General and administrative overhead expenses	14,253	416	2,734	17,403
Operating income (loss)	105,460	580	(3,001)	103,039
Interest expense	—	1,031	39,090	40,121
Income from equity and cost method investments	—	742	—	742
Assets	3,361,951	319,850	500,161	4,181,962

For the three months ended June 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$301,316	$12,838	$—	$314,154
Depreciation of property and equipment	14,377	379	349	15,105
Amortization of definite-lived intangible assets and other assets	14,369	1,188	—	15,557
Amortization of program contract costs and net realizable value adjustments	18,656	—	—	18,656
General and administrative overhead expenses	10,230	263	954	11,447
Operating income (loss)	85,312	271	(1,303)	84,280
Interest expense	—	808	44,657	45,465
Loss from equity and cost method investments	—	(404)	—	(404)

For the six months ended June 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$835,393	$32,391	$—	$867,784
Depreciation of property and equipment	47,939	1,157	534	49,630
Amortization of definite-lived intangible assets and other assets	46,514	3,203	—	49,717
Amortization of program contract costs and net realizable value adjustments	47,515	—	—	47,515
General and administrative overhead expenses	28,982	668	3,588	33,238
Operating income (loss)	187,580	581	(4,122)	184,039
Interest expense	—	1,950	77,709	79,659
Income from equity and cost method investments	—	840	—	840
Assets	3,361,951	319,850	500,161	4,181,962

For the six months ended June 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$572,472	$24,300	$—	$596,772
Depreciation of property and equipment	28,161	848	691	29,700
Amortization of definite-lived intangible assets and other assets	29,238	2,321	—	31,559
Amortization of program contract costs and net realizable value adjustments	37,517	—	—	37,517
General and administrative overhead expenses	20,359	560	1,778	22,697
Operating income (loss)	150,442	(37)	(2,469)	147,936
Interest expense	—	1,539	81,623	83,162
Loss from equity and cost method investments	—	(1,456)	—	(1,456)

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

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
8.375% Senior Notes due 2018	$235,422	$252,114	$235,225	$259,547
6.375% Senior Unsecured Notes due 2021	350,000	372,313	350,000	360,938
6.125% Senior Unsecured Notes due 2022	500,000	525,000	500,000	497,525
5.375% Senior Unsecured Notes due 2021	600,000	607,500	600,000	582,078
Term Loan A	580,700	574,533	500,000	495,000
Term Loan B	639,757	634,926	642,734	641,205
Debt of variable interest entities	52,691	52,691	55,581	55,581
Debt of other operating divisions	96,377	96,377	86,263	86,263

Additionally, Cunningham, one of our consolidated VIEs has certain investments in securities that are recorded at fair value using Level 1 inputs described above. As of June 30, 2014 and December 31, 2013, $19.5 million and $18.1 million were included in other assets in our consolidated balance sheets.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 8.375% Notes, and 6.375% Notes. Our Class A Common Stock and Class B Common Stock, as of June 30, 2014, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, the 6.125% Notes, the 8.375% Notes, and 6.375% Notes.  As of June 30, 2014, our consolidated total debt of $3,115.0 million included $3,010.2 million of debt related to STG and its subsidiaries of which SBG guaranteed $2,958.6 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF June 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$382,989	$488	$12,069	$—	$395,546
Accounts and other receivables	44	1,534	271,765	29,479	(2,326)	300,496
Other current assets	—	17,090	71,307	15,267	(36,701)	66,963
Total current assets	44	401,613	343,560	56,815	(39,027)	763,005

Property and equipment, net	4,483	14,160	465,210	160,304	(8,045)	636,112

Investment in consolidated subsidiaries	333,022	2,382,613	4,179	—	(2,719,814)	—
Restricted cash — long-term	—	12,430	—	—	—	12,430
Other long-term assets	71,570	561,885	54,034	138,167	(599,705)	225,951
Total other long-term assets	404,592	2,956,928	58,213	138,167	(3,319,519)	238,381

Goodwill and other intangible assets	—	—	2,439,387	203,481	(98,404)	2,544,464

Total assets	$409,119	$3,372,701	$3,306,370	$558,767	$(3,464,995)	$4,181,962

Accounts payable and accrued liabilities	$445	$50,829	$128,759	$51,611	$(34,281)	$197,363
Current portion of long-term debt	599	47,125	1,172	7,138	—	56,034
Current portion of affiliate long-term debt	1,377	—	1,192	926	(926)	2,569
Other current liabilities	565	—	74,725	6,304	(876)	80,718
Total current liabilities	2,986	97,954	205,848	65,979	(36,083)	336,684

Long-term debt	217	2,858,754	35,062	144,735	—	3,038,768
Affiliate long-term debt	4,256	—	13,352	311,208	(311,210)	17,606
Other liabilities	38,882	24,869	667,646	150,315	(462,981)	418,731
Total liabilities	46,341	2,981,577	921,908	672,237	(810,274)	3,811,789

Total Sinclair Broadcast Group equity (deficit)	362,778	391,124	2,384,462	(120,865)	(2,654,721)	362,778
Noncontrolling interests in consolidated subsidiaries	—	—	—	7,395	—	7,395
Total liabilities and equity (deficit)	$409,119	$3,372,701	$3,306,370	$558,767	$(3,464,995)	$4,181,962

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non-Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$237,974	$28,594	$13,536	$—	$280,104
Accounts and other receivables	59	818	281,822	27,479	(1,022)	309,156
Other current assets	5,500	25,887	67,279	16,391	(6,446)	108,611
Total current assets	5,559	264,679	377,695	57,406	(7,468)	697,871

Property and equipment, net	5,017	13,561	454,917	130,019	(7,443)	596,071

Investment in consolidated subsidiaries	363,231	2,508,058	4,179	—	(2,875,468)	—
Restricted cash — long term	—	11,524	223	—	—	11,747
Other long-term assets	78,849	503,674	62,435	132,840	(544,881)	232,917
Total other long-term assets	442,080	3,023,256	66,837	132,840	(3,420,349)	244,664

Goodwill and other intangible assets	—	—	2,486,794	214,325	(92,253)	2,608,866

Total assets	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

Accounts payable and accrued liabilities	$234	$51,781	$126,245	$17,914	$—	$196,174
Current portion of long-term debt	556	37,335	1,007	7,448	—	46,346
Current portion of affiliate long-term debt	1,294	—	1,073	1,003	(1,003)	2,367
Other current liabilities	3,529	—	87,612	9,645	(2,292)	98,494
Total current liabilities	5,613	89,116	215,937	36,010	(3,295)	343,381

Long-term debt	529	2,793,334	35,709	136,830	—	2,966,402
Affiliate long-term debt	4,972	—	13,984	294,919	(294,950)	18,925
Other liabilities	45,172	23,645	610,491	145,828	(412,076)	413,060
Total liabilities	56,286	2,906,095	876,121	613,587	(710,321)	3,741,768

Total Sinclair Broadcast Group equity (deficit)	396,370	395,401	2,510,122	(88,331)	(2,817,192)	396,370
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,334	—	9,334
Total liabilities and equity (deficit)	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED June 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$430,334	$47,527	$(22,725)	$455,136

Program and production	—	114	133,440	21,492	(20,743)	134,303
Selling, general and administrative	1,155	14,000	80,324	5,094	(575)	99,998
Depreciation, amortization and other operating expenses	267	1,138	93,889	23,222	(720)	117,796
Total operating expenses	1,422	15,252	307,653	49,808	(22,038)	352,097

Operating (loss) income	(1,422)	(15,252)	122,681	(2,281)	(687)	103,039

Equity in earnings of consolidated subsidiaries	42,662	75,388	—	—	(118,050)	—
Interest expense	(149)	(37,082)	(1,224)	(6,974)	5,308	(40,121)
Other income (expense)	941	86	465	285	(20)	1,757
Total other income (expense)	43,454	38,392	(759)	(6,689)	(112,762)	(38,364)

Income tax benefit (provision)	(697)	19,209	(43,691)	2,105	—	(23,074)
Net income (loss)	41,335	42,349	78,231	(6,865)	(113,449)	41,601
Net income attributable to the noncontrolling interests	—	—	—	(299)	33	(266)
Net income (loss) attributable to Sinclair Broadcast Group	$41,335	$42,349	$78,231	$(7,164)	$(113,416)	$41,335
Comprehensive income (loss)	$42,247	$42,515	$78,231	$(5,887)	$(114,859)	$42,247

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED June 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$297,175	$33,515	$(16,536)	$314,154

Program and production	—	63	87,474	9,031	(10,874)	85,694
Selling, general and administrative	954	10,211	52,151	6,552	(5,124)	64,744
Depreciation, amortization and other operating expenses	348	630	56,004	16,566	5,888	79,436
Total operating expenses	1,302	10,904	195,629	32,149	(10,110)	229,874

Operating (loss) income	(1,302)	(10,904)	101,546	1,366	(6,426)	84,280

Equity in earnings of consolidated subsidiaries	18,227	62,525	(30)	—	(80,722)	—
Interest expense	(389)	(42,758)	(1,224)	(6,302)	5,208	(45,465)
Other income (expense)	1,077	(11,069)	(5,436)	5,163	(5,940)	(16,205)
Total other income (expense)	18,915	8,698	(6,690)	(1,139)	(81,454)	(61,670)

Income tax benefit (provision)	213	22,992	(32,297)	(562)	—	(9,654)
Income from discontinued operations	—	5,013	90	—	—	5,103
Net income (loss)	17,826	25,799	62,649	(335)	(87,880)	18,059
Net income attributable to the noncontrolling interests	—	—	—	(233)	—	(233)
Net income (loss) attributable to Sinclair Broadcast Group	$17,826	$25,799	$62,649	$(568)	$(87,880)	$17,826
Comprehensive income (loss)	$18,020	$25,759	$62,649	$(568)	$(87,840)	$18,020

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$820,414	$88,954	$(41,584)	$867,784

Program and production	—	190	260,173	39,903	(38,924)	261,342
Selling, general and administrative	2,040	28,545	160,826	7,494	(1,147)	197,758
Depreciation, amortization and other operating expenses	534	2,245	180,279	42,382	(795)	224,645
Total operating expenses	2,574	30,980	601,278	89,779	(40,866)	683,745

Operating (loss) income	(2,574)	(30,980)	219,136	(825)	(718)	184,039

Equity in earnings of consolidated subsidiaries	69,349	137,652	—	—	(207,001)	—
Interest expense	(308)	(73,830)	(2,466)	(13,527)	10,472	(79,659)
Other income (expense)	1,587	382	558	285	(40)	2,772
Total other income (expense)	70,628	64,204	(1,908)	(13,242)	(196,569)	(76,887)

Income tax benefit (provision)	439	36,476	(76,733)	1,924	—	(37,894)
Net income (loss)	68,493	69,700	140,495	(12,143)	(197,287)	69,258
Net income attributable to the noncontrolling interests	—	—	—	(798)	33	(765)
Net income (loss) attributable to Sinclair Broadcast Group	$68,493	$69,700	$140,495	$(12,941)	$(197,254)	$68,493
Comprehensive income (loss)	$69,942	$69,780	$140,495	$(11,539)	$(198,736)	$69,942

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$567,722	$57,432	$(28,382)	$596,772

Program and production	—	95	170,174	14,619	(18,761)	166,127
Selling, general and administrative	1,778	20,128	103,354	12,241	(9,569)	127,932
Depreciation, amortization and other operating expenses	690	929	118,107	31,547	3,504	154,777
Total operating expenses	2,468	21,152	391,635	58,407	(24,826)	448,836

Operating (loss) income	(2,468)	(21,152)	176,087	(975)	(3,556)	147,936

Equity in earnings of consolidated subsidiaries	36,076	109,242	(60)	—	(145,258)	—
Interest expense	(700)	(77,992)	(2,338)	(12,489)	10,357	(83,162)
Other income (expense)	2,033	(3,631)	(12,724)	3,906	(6,384)	(16,800)
Total other income (expense)	37,409	27,619	(15,122)	(8,583)	(141,285)	(99,962)

Income tax benefit (provision)	(118)	30,978	(51,031)	1,668	—	(18,503)
Income from discontinued operations	—	4,955	503	—	—	5,458
Net income (loss)	34,823	42,400	110,437	(7,890)	(144,841)	34,929
Net income attributable to the noncontrolling interests	—	—	—	(106)	—	(106)
Net income (loss) attributable to Sinclair Broadcast Group	$34,823	$42,400	$110,437	$(7,996)	$(144,841)	$34,823
Comprehensive income (loss)	$34,851	$42,322	$110,437	$(7,996)	$(144,763)	$34,851

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(2,354)	$(73,198)	$232,107	$19,126	$4,303	$179,984
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,935)	(21,993)	(1,659)	—	(26,587)
Purchase of alarm monitoring contracts	—	—	—	(7,835)	—	(7,835)
Decrease in restricted cash	—	(900)	217		—	(683)
Investments in equity and cost method investees	—	—	—	(6,167)	—	(6,167)
Payments for acquisition of assets in other operating divisions	—	—	—	(8,273)	—	(8,273)
Proceeds from termination of life insurance policies	—	17,042	—	—	—	17,042
Other, net	1,000	—	264	(67)	—	1,197
Net cash flows (used in) from investing activities	1,000	13,207	(21,512)	(24,001)	—	(31,306)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	91,796	—	10,928	—	102,724
Repayments of notes payable, commercial bank financing and capital leases	(268)	(17,056)	(482)	(3,308)	—	(21,114)
Dividends paid on Class A and Class B Common Stock	(29,284)	—	—	—	—	(29,284)
Repurchase of outstanding Class A Common Stock	(82,371)	—	—	—	—	(82,371)
Increase (decrease) in intercompany payables	111,767	130,501	(238,219)	254	(4,303)	—
Other, net	1,510	(235)	—	(4,466)	—	(3,191)
Net cash flows (used in) from financing activities	1,354	205,006	(238,701)	3,408	(4,303)	(33,236)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	145,015	(28,106)	(1,467)	—	115,442
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$382,989	$488	$12,069	$—	$395,546

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(30,295)	$(107,075)	$187,733	$7,027	$(4,020)	$53,370
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,112)	(14,484)	(1,570)	—	(17,166)
Payments for acquisitions of television stations	—	—	(96,160)	—	—	(96,160)
Payments for acquisitions in other operating divisions	—	—	—	(4,650)	—	(4,650)
Purchase of alarm monitoring contracts	—	—	—	(6,284)	—	(6,284)
Proceeds from sale of broadcast assets	—	—	27,992	—	—	27,992
Decrease in restricted cash	—	(33,634)	—	—	—	(33,634)
Other, net	711	—	173	12,245	(9,863)	3,266
Net cash flows (used in) from investing activities	711	(34,746)	(82,479)	(259)	(9,863)	(126,636)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,148,500	—	13,844	—	1,162,344
Repayments of notes payable, commercial bank financing and capital leases	(234)	(984,755)	(372)	(6,363)	—	(991,724)
Proceeds from the sale of common stock	472,400	—	—	—	—	472,400
Dividends paid on Class A and Class B Common Stock	(27,210)	—	(2)	—	240	(26,972)
Increase (decrease) in intercompany payables	(416,440)	504,822	(98,340)	(3,685)	13,643	—
Other, net	1,068	(16,749)	(349)	1,195	—	(14,835)
Net cash flows (used in) from financing activities	29,584	651,818	(99,063)	4,991	13,883	601,213

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	509,997	6,191	11,759	—	527,947
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$517,227	$6,390	$27,195	$—	$550,812

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations Data:
Net broadcast revenues (a)	$404,151	$279,270	$778,032	$532,195
Revenues realized from station barter arrangements	33,336	22,047	57,361	40,277
Other operating divisions revenues	17,649	12,837	32,391	24,300
Total revenues	455,136	314,154	867,784	596,772

Station production expenses	134,303	85,694	261,342	166,127
Station selling, general and administrative expenses	82,595	53,297	164,520	105,235
Expenses recognized from station barter arrangements	29,528	19,382	51,005	35,396
Amortization of program contract costs and net realizable value adjustments	23,574	18,656	47,515	37,517
Depreciation and amortization expenses (b)	50,241	30,662	99,347	61,259
Other operating divisions expenses	14,453	10,736	26,778	20,605
Corporate general and administrative expenses	17,403	11,447	33,238	22,697
Operating income	103,039	84,280	184,039	147,936

Interest expense and amortization of debt discount and deferred financing costs	(40,121)	(45,465)	(79,659)	(83,162)
Loss from extinguishment of debt	—	(16,283)	—	(16,283)
Income (loss) from equity and cost method investees	742	(404)	840	(1,456)
Other income, net	1,015	482	1,932	939
Income from continuing operations before income taxes	64,675	22,610	107,152	47,974
Income tax provision	(23,074)	(9,654)	(37,894)	(18,503)
Income from continuing operations	41,601	12,956	69,258	29,471

Income from discontinued operations, net of taxes	—	5,103	—	5,458
Net income	41,601	18,059	69,258	34,929
Net income attributable to the noncontrolling interests	(266)	(233)	(765)	(106)
Net income attributable to Sinclair Broadcast Group	$41,335	$17,826	$68,493	$34,823

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.43	$0.14	$0.70	$0.34
Basic earnings per share	$0.43	$0.19	$0.70	$0.40
Diluted earnings per share from continuing operations	$0.42	$0.14	$0.69	$0.34
Diluted earnings per share	$0.42	$0.19	$0.69	$0.40

Balance Sheet Data:	June 30, 2014	December 31, 2013

Cash and cash equivalents	$395,546	$280,104
Total assets	$4,181,962	$4,147,472
Total debt (c)	$3,114,977	$3,034,040
Total equity	$370,173	$405,704

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

Executive Overview — financial events since March 31, 2014.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2014 and 2013, including comparisons between quarters and expectations for the three months ended September 30, 2014.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and six months ended June 30, 2014.

EXECUTIVE OVERVIEW

Second Quarter 2014 Events

•                  Effective April 1, 2014, we promoted David B. Amy to Executive Vice President and Chief Operating Officer from Executive Vice President and Chief Financial Officer and named Christopher Ripley as Chief Financial Officer.

•                  In April 2014, we reached a multi-year retransmission consent agreement with Charter Communications.

•                  In May 2014, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on June 13, 2014 to the holders of record at the close of business on May 30, 2014.

•                  In May 2014, we announced the launch of ONE Media, LLC, a joint venture between Coherent Logix and Sinclair with a vision to build the “Next Generation Broadcast Platform,” enabling broadcasting to be competitive across all platforms.  This broadcast platform will support all business models, whether fixed services to the home, portable service within the home, or nomadic services outside the home.

•                  In June 2014, we entered into an agreement to sell the assets of WHTM-TV (ABC) in Harrisburg, PA to Media General for $83.4 million, pending customary regulatory approval and other closing conditions.

•                  In June 2014, we signed an agreement to broadcast getTV in 33 markets beginning in the summer 2014.

Other Events

•                  In July 2014, STG issued $550.0 million in senior unsecured notes, which bear interest at a rate of 5.625% per annum and mature on August 1, 2024.  The proceeds from the offering of the 5.625% Notes, together with borrowings under our Bank Credit Agreement and cash on hand, were used to finance the acquisition of the Allbritton companies on July 31, 2014.

•                  In July 2014, we amended and restated our existing bank credit facility raising $400.0 million of additional term loan B commitments, which matures in 2021 and bear interest at LIBOR plus 2.75%, with a 0.75% floor. Additionally, $327.7 million of our term loan A commitments were converted to revolving commitments.

•                  In July 2014, we launched the American Sports Network (“ASN”), a collegiate sports initiative to be broadcast on a number of our television stations, which have entered into comprehensive sports rights agreements with a number of distinguished NCAA Division I conferences.

•                  On July 31, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (Allbritton) for $985.0 million plus working capital of $53.4 million.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand.  In conjunction with the acquisition, we terminated our LMA in Charleston, SC with WTAT-TV (FOX) and sold the non-license assets of WTAT to Cunningham for $14.0 million. Additionally, we will surrender for cancellation the FCC licenses of WCFT, WJSU, and WCIV.

•                  In August 2014, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on September 15, 2014 to the holders of record at the close of business on August 29, 2014.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Fisher as of August 8, 2013, Barrington as of November 22, 2013, and nineteen other television stations during the year ended 2013 are included in our results of our continuing operations for the three and six months ended June 30, 2014.  We determined that the operating results of WLAJ-TV, sold March 1, 2013, and WLWC-TV, sold April 1, 2013, are classified as discontinued operations and therefore the results are not included in our consolidated results of continuing operations for the three and six months ended June 30, 2013.  Unless otherwise indicated, references in this discussion and analysis to the second quarter of 2014 and 2013 refer to the three and six months ended June 30, 2014 and 2013, respectively.  Additionally, any references to the first, third or fourth quarter are to the three months ended March 31, September 30, and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating divisions and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Local revenues:
Non-political	$319.5	$218.5	46.2%	$620.3	$420.0	47.7%
Political	2.1	0.2	(a)	2.7	0.2	(a)
Total local	321.6	218.7	47.1%	623.0	420.2	48.3%
National revenues:
Non-political	73.1	59.3	23.3%	140.1	109.9	27.5%
Political	9.5	1.3	(a)	14.9	2.1	(a)
Total national	82.6	60.6	36.3%	155.0	112.0	38.4%
Total net broadcast revenues	$404.2	$279.3	44.7%	$778.0	$532.2	46.2%

(a)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $124.9 million when comparing the second quarter 2014 to the same period in 2013, of which $110.3 million was related to acquired stations not included in same period of 2013. The remaining increase is primarily the result of higher retransmission revenues from multichannel video programming distributors (MVPD) and increases in advertising revenues in the political, automotive, and medical sectors.  These increases were partially offset by a decrease in advertising revenues in the direct response, retail/department stores and restaurant sectors. Excluding the stations acquired after the second quarter of 2013, automotive, which typically is our largest category, represented 24.5% of net time sales for the three months ended June 30, 2014. Net broadcast revenues increased $245.8 million when comparing the six months ended June 30, 2014 to the same period in 2013, of which $219.3 million was related to acquired stations not included in the same period in 2013. The remaining increase for the six month period is primarily the result of higher retransmission revenues from MVPDs and increases in advertising revenues in the political, services, and medical sectors.  These increases were partially offset by a decrease in advertising revenues in the direct response, retail/department stores and restaurant sectors. Excluding the stations acquired after the second quarter of 2013, automotive, which typically is our largest category, represented 24.1% of net time sales for the six months ended June 30, 2014.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of television net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended June 30,		Net Time Sales Percent	Percent of Net Time Sales for the Six months ended June 30,		Net Time Sales Percent
	Stations (a)	2014	2013	Change	2014	2013	Change
FOX	39	28.7%	32.9%	19.8%	30.0%	32.9%	26.7%
ABC	20	21.7%	16.9%	76.0%	20.6%	16.7%	72.1%
CBS	25	20.6%	21.2%	33.2%	20.1%	22.1%	26.3%
NBC	16	9.2%	5.6%	124.5%	9.5%	4.9%	167.0%
The CW	22	8.9%	10.7%	14.5%	8.9%	10.8%	14.6%
MyNetworkTV	20	8.4%	11.1%	4.8%	8.4%	11.0%	5.2%
Digital	(b)	1.6%	1.3%	69.6%	1.6%	1.3%	65.1%
Other	7	0.9%	0.3%	311.0%	0.9%	0.3%	288.5%
Total	149

(a)         During 2013, we acquired or began providing services pursuant to outsourcing agreements or LMAs to 63 stations with the following network affiliation or program service arrangements: CBS (ten stations in the third quarter and four in the fourth quarter), FOX (two stations in the second quarter, three in the third quarter and eight in the fourth quarter), NBC (two stations in the second quarter, three in the third quarter and eight in the fourth quarter), ABC (two stations in the third quarter and six in the fourth quarter), CW (one station in the third quarter and seven the fourth quarter), Univision (five stations in the third quarter), and MyNetworkTV (two stations in the second quarter).

(b)         We broadcast programming from network affiliations or program service arrangements with FOX, ABC, CBS, NBC, The CW, MyNetworkTV, This TV, ME TV, Retro TV, Weather Radar, Weather Nation, Live Well Network, Antenna TV, Bounce Network, Zuus Country, Azteca, Tele-Romantica, Inmigrante TV, MundoFox, Telemundo and Estrella TV on additional channels through our stations’ second and third digital signals.  Additionally, as of July 1, 2014 our programming includes getTV carried on second and third digital signals at certain stations.

Political Revenues.  Political revenues increased by $10.1 million to $11.6 million for the second quarter 2014 when compared to the same period in 2013.  For the six months ended June 30, 2014, political revenues increased by $15.3 million to $17.6 million when compared to the same period in 2013. Political revenues are typically higher in election years such as 2014.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $101.0 million for the second quarter 2014 when compared to the same period in 2013, of which $88.0 million related to the acquired stations not included in the same period of 2013. Excluding political revenues, our local broadcast reve   nues were up $200.3 million for the six months ended June 30, 2014 compared to the same period in 2013, of which $176.1 million related to the acquired stations not included in the same period in 2013. The remaining increase, for both the three and six month period, is primarily due to an increase in advertising revenues from the services, automotive and medical sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the direct response, media, fast food, and paid programming sectors.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $13.8 million for the second quarter 2014 when compared to the same period in 2013, of which $19.3 million related to the acquired stations not included in the same period of 2013.  The residual decrease was due to a decline in advertising revenues in the direct response, restaurant/other, and services sectors. Excluding political revenues, our national broadcast revenues were up $30.2 million for the six months ended June 30, 2014 compared to the same period in 2013, of which $39.2 million related to the acquired stations not included in the same period in 2013.  The residual decrease was due to a decline in advertising revenues in the restaurant/other, religion and direct response sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change			Percent Change
	2014	2013	Increase	2014	2013	Increase

Station production expenses	$134.3	$85.7	56.7%	$261.3	$166.1	57.3%
Station selling, general and administrative expenses	$82.6	$53.3	55.0%	$164.5	$105.2	56.4%
Amortization of program contract costs and net realizable value adjustments	$23.6	$18.7	26.2%	$47.5	$37.5	26.7%
Corporate general and administrative expenses	$14.3	$10.2	40.2%	$29.0	$20.4	42.2%
Depreciation and amortization expenses	$47.8	$28.7	66.6%	$94.5	$57.4	64.6%

Station production expenses.  Station production expenses increased $48.6 million during the second quarter of 2014 as compared to the same period in 2013, of which $40.5 million related to acquired stations not included in the same period of 2013. Station production expenses increased $95.2 million during the six months ended June 30, 2014 as compared to the same period in 2013, of which $82.7 million related to stations not included in the same period in 2013. The remaining increase for both the three and six month period is primarily due to an increase in fees pursuant to network affiliation agreements.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $29.3 million during the second quarter of 2014 compared to the same period in 2013, of which $28.0 million related to acquired stations not included in the same period of 2013. Station selling, general and administrative expenses increased $59.3 million for the six months ended June 30, 2014 compared to the same period in 2013, of which $57.5 million related to the acquired stations not included in the same period in 2013.  The remaining increase for both the three and six month period is primarily due to an increase in information technology infrastructure costs and compensation expense, partially offset by a decrease in health care costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $4.9 million during the second quarter of 2014 compared to the same period in 2013, of which $3.8 million related to acquired stations not included in the same period of 2013. The amortization of program contract costs increased $10.0 million during the six months ended June 30, 2014 compared to the same period in 2013, of which $9.0 million related to acquired stations not included in the same period of 2013. The remaining increase for both the three and six month period is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $19.1 million during the second quarter of 2014 compared to the same period in 2013, of which $22.6 million related to acquired stations not included in the same period of 2013. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $37.1 million for the six months ended June 30, 2014 compared to the same period in 2013, of which $40.6 million related to acquired stations not included in the same period in 2013. The remaining decrease for both the three and six month period is primarily due to assets becoming fully depreciated or amortized.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, Dielectric, LLC, a manufacturer of broadcast equipment, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $4.8 million to $17.6 million during the second quarter 2014 compared to $12.8 million during the same period in 2013.  For the six months ended June 30, 2014, revenues for our other operating divisions increased $8.1 million to $32.4 million compared to $24.3 million during the same period in 2013.  Expenses of our other operating divisions including operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, increased $3.6 million to $17.4 million during the second quarter 2014 compared to $13.8 million during the same period in 2013. For the six months ended June 30, 2014, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense, increased $5.6 million to $32.9 million compared to $27.3 million in May 2013. The increases in both revenue and expenses relate primarily to the Alarm Funding, Triangle, and acquisition of Dielectric, which was acquired in June 2013.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations, within other operating divisions.  During the three months ended June 30, 2014, we recorded a loss of less than $0.1 million related to our real estate ventures and income of $0.6 million related to certain private investment funds.  For the six months ended June 30, 2014, we recorded a loss of $0.3 million related to our real estate ventures and income of $0.9 million related to certain private investment funds. During the three months ended June 30, 2013, we recorded a loss of $0.8 million related to our real estate ventures and income of $0.4 million related to certain private investment funds. During the six months ended June 30, 2013, we recorded a loss of $2.2 million related to our real estate ventures and income of $0.8 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			Percent Change (Increase/			Percent Change (Increase/
	2014	2013	(Decrease))	2014	2013	(Decrease))
Corporate general and administrative expenses	$2.7	$1.0	170.0%	$3.6	$1.8	100.0%
Interest expense	$39.1	$44.7	(12.5)%	$77.7	$81.6	(4.8)%
Loss from extinguishment of debt	$—	$16.3	(100.0)%	$—	$16.3	(100.0)%
Income tax provision	$(23.1)	$(9.7)	138.1%	$(37.9)	$(18.5)	104.9%

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

Corporate general and administrative expenses combined increased by $6.0 million and $10.5 million for the three and six months ended June 30, 2014, respectively, when compared to the same period in 2013.  The increase is primarily due to an increase in overhead costs related to our recent acquisitions and includes $1.5 million of development costs associated with ONE Media, LLC.

We expect corporate general and administrative expenses to decrease slightly in the third quarter of 2014 compared to second quarter of 2014.

Interest expense.  Interest expense decreased primarily due to the redemption of our 9.25% Notes, 4.875% Notes and 3.0% Notes in the fourth quarter of 2013. The decrease in interest expense was partially offset by an increase in interest expense due to the issuance of $600.0 million of 5.375% Notes in the second quarter of 2013 and the issuance of $350.0 million of 6.375% Notes in the fourth quarter of 2013. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit.  The effective tax rate for the three and six months ended June 30, 2014 including the effects of the noncontrolling interest was a provision of 35.8% and 35.6%, respectively, as compared to a provision of 43.1% and 38.7% during the same period in 2013, respectively.  The decrease in the effective tax rate for the three and six months ended June 30, 2014 as compared to the same period in 2013 is primarily due to a 2013 increase in the state income tax reserves related to an ongoing audit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had $395.5 million in cash and cash equivalent balances and net working capital of approximately $426.3 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of June 30, 2014, we had $154.5 million of borrowing capacity available on our Revolving Credit Facility.

During February and March 2014, we repurchased 2.9 million shares of Class A Common Stock for $82.4 million.  The repurchase was completed using cash on hand.  As of June 30, 2014 we had $185.1 million remaining under our existing $300.0 repurchase authorization.

In July 2014, we issued $550.0 million in senior unsecured notes, which bear interest at a rate of 5.625% per annum and mature on August 1, 2024.

In July 2014, we amended and restated our existing bank credit facility raising $400.0 million of incremental term loan B commitments.  The incremental credit facility matures in July 2021.  Additionally, $327.7 million of term loan A, including $72.5 million of the remaining $108.2 million delayed draw, were converted into revolving commitments.  As of closing, we have $361.2 million of committed term loan A, which consists of $325.5 million currently outstanding and $35.7 million under the delayed draw to be borrowed on or before December 31, 2014, and we have $485.2 million in revolving commitments.

The proceeds from the offering of the 5.625% Notes, together with borrowings under our Bank Credit Agreement and cash on hand, were used to finance the acquisition of the Allbritton companies on July 31, 2014.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net cash flows from operating activities	$43.7	$3.7	$180.0	$53.4

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(14.7)	$(9.7)	$(26.6)	$(17.2)
Payments for acquisition of television stations	—	(96.2)	—	(96.2)
Investment in other operating divisions	(11.8)	(8.9)	(16.1)	(5.4)
Proceeds from sale of broadcast assets	—	13.7	—	28.0
(Increase) decrease in restricted cash	—	(8.7)	(0.7)	(33.6)
Proceeds from insurance settlement	—	0.1	17.1	0.1
Other, net	(2.8)	(2.0)	(5.0)	(2.3)
Net cash flows used in from investing activities	$(29.3)	$(111.7)	$(31.3)	$(126.6)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$96.9	$1,061.2	$102.7	$1,162.4
Repayments of notes payable, commercial bank financing and capital leases	(14.7)	(879.1)	(21.1)	(991.7)
Proceeds from sale of Class A Common Stock	—	472.4	—	472.4
Repurchase of outstanding Class A Common Stock	—	—	(82.4)	—
Dividends paid on Class A and Class B Common Stock	(14.6)	(14.9)	(29.3)	(27.0)
Other, net	(4.2)	(6.6)	(3.1)	(14.9)
Net cash flows (used in) from financing activities	$63.4	$633.0	$(33.2)	$601.2

Operating Activities

Net cash flows from operating activities increased during the three and six months ended June 30, 2014 compared to the same period in 2013.  This is primarily due to receipt of more cash from customers, which is primarily related to the acquired stations not included in the same period in 2013, timing of interest payments and payments to vendors, partially offset by higher overhead expenses primarily due to our acquisitions since the same period in 2013 and higher program payments.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended June 30, 2014 compared to the same period in 2013.  The decrease is primarily due to less cash used for acquisitions of televisions stations, partially offset by lower sales of broadcast assets and an increase in acquisitions of other operating divisions.

Net cash flows used in investing activities decreased during the six months ended June 30, 2014 compared to the same period in 2013.  The decrease is primarily due to less cash used for acquisitions of televisions stations, and increase in proceeds from the settlement of life insurance policies, partially offset by lower sales of broadcast assets and an increase in acquisitions of other operating divisions.

In the third quarter and/or fourth quarter of 2014, we anticipate incurring higher capital expenditures than incurred in the first  and second quarter of 2014, due to expenditures related to Barrington stations and pending acquisitions.

Financing Activities

Net cash flows from in financing activities decreased for the three months ended June 30, 2014, compared to the same period in 2013.  The change mostly relates to the proceeds from the sale of Class A Common Stock in 2013 and decrease in proceeds from notes payable, net of payments, partially offset by lower deferred financing costs of notes payable.

Net cash flows used in financing activities for the six months ended June 30, 2014 was $33.2 million, compared to $601.2 million net cash flows from financing in the same period in 2013.  The change mostly relates to the proceeds from the sale of Class A Common Stock in 2013, repurchase of Class A Common Stock during the 2014, and decrease in proceeds from notes payable, net of payments, partially offset by lower deferred financing costs of notes payable.

In August 2014, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of June 30, 2014, there were no material changes to our contractual cash obligations.

See Liquidity and Capital Resources for discussion on issuance of 5.625% Notes and amendment and restatement of the Bank Credit Facility in July 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2014.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2014.

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