Form 10-Q
period 2014-09-30
SINCLAIR BROADCAST GROUP INC
filed 2014-11-10
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 1, 2014
Class A Common Stock	69,548,420
Class B Common Stock	25,978,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of September 30, 2014	As of December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,350	$280,104
Accounts receivable, net of allowance for doubtful accounts of $3,422 and $3,379, respectively	327,618	308,974
Affiliate receivable	25	182
Current portion of program contract costs	107,403	74,324
Prepaid expenses and other current assets	32,473	30,599
Deferred barter costs	6,407	3,688
Total current assets	573,276	697,871
ASSETS HELD FOR SALE	40,848	—
PROGRAM CONTRACT COSTS, less current portion	42,917	24,708
PROPERTY AND EQUIPMENT, net	712,677	596,071
RESTRICTED CASH	104,330	11,747
GOODWILL	1,820,042	1,380,082
BROADCAST LICENSES	125,330	101,029
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,652,634	1,127,755
OTHER ASSETS	222,202	208,209
Total assets (a)	$5,294,256	$4,147,472
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$18,814	$13,989
Accrued liabilities	263,836	182,185
Income taxes payable	10,002	2,504
Current portion of notes payable, capital leases and commercial bank financing	43,130	46,346
Current portion of notes and capital leases payable to affiliates	2,676	2,367
Current portion of program contracts payable	118,300	90,933
Deferred barter revenues	6,226	3,319
Deferred tax liabilities	43	1,738
Total current liabilities	463,027	343,381
LONG-TERM LIABILITIES:
Liabilities held for sale	4,310	—
Notes payable, capital leases and commercial bank financing, less current portion	3,725,185	2,966,402
Notes payable and capital leases to affiliates, less current portion	16,901	18,925
Program contracts payable, less current portion	63,806	34,681
Deferred tax liabilities	592,866	311,041
Other long-term liabilities	73,718	67,338
Total liabilities (a)	4,939,813	3,741,768
COMMITMENTS AND CONTINGENCIES (See Note 3)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 70,466,653 and 74,145,569 shares issued and outstanding, respectively	705	741
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,978,357 and 26,028,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	260	260
Additional paid-in capital	1,001,947	1,094,918
Accumulated deficit	(625,484)	(696,996)
Accumulated other comprehensive loss	(2,693)	(2,553)
Total Sinclair Broadcast Group shareholders’ equity	374,735	396,370
Noncontrolling interests	(20,292)	9,334
Total equity	354,443	405,704
Total liabilities and equity	$5,294,256	$4,147,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)

Our consolidated total assets as of September 30, 2014 and December 31, 2013 include total assets of variable interest entities (VIEs) of $160.9 million and $194.1 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of September 30, 2014 and December 31, 2013 include total liabilities of the VIEs of $35.0 million and $31.6 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Station broadcast revenues, net of agency commissions	$448,056	$303,028	$1,226,088	$835,223
Revenues realized from station barter arrangements	28,482	20,653	85,843	60,930
Other operating divisions revenues	18,418	14,963	50,809	39,263
Total revenues	494,956	338,644	1,362,740	935,416
OPERATING EXPENSES:
Station production expenses	150,263	98,939	411,605	265,066
Station selling, general and administrative expenses	97,303	66,115	261,823	171,350
Expenses recognized from station barter arrangements	24,764	18,082	75,769	53,478
Amortization of program contract costs and net realizable value adjustments	28,622	19,229	76,137	56,746
Other operating divisions expenses	14,919	12,746	41,697	33,351
Depreciation of property and equipment	25,342	17,408	74,972	47,108
Corporate general and administrative expenses	16,991	16,109	50,229	38,806
Amortization of definite-lived intangible and other assets	34,478	17,168	84,195	48,727
Loss on asset dispositions	611	—	611	—
Total operating expenses	393,293	265,796	1,077,038	714,632
Operating income	101,663	72,848	285,702	220,784
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(47,950)	(39,867)	(127,609)	(123,029)
Loss from extinguishment of debt	—	—	—	(16,283)
Income from equity and cost method investments	1,928	1,571	2,768	115
Other income, net	651	488	2,583	1,427
Total other expense	(45,371)	(37,808)	(122,258)	(137,770)
Income from continuing operations before income taxes	56,292	35,040	163,444	83,014
INCOME TAX PROVISION	(7,524)	(4,489)	(45,418)	(22,992)
Income from continuing operations	48,768	30,551	118,026	60,022
DISCONTINUED OPERATIONS:
Income from discontinued operations, includes income tax benefit of $0, $6,107, $0 and $10,806, respectively	—	6,100	—	11,558
NET INCOME	48,768	36,651	118,026	71,580
Net income attributable to the noncontrolling interests	(427)	(309)	(1,192)	(415)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$48,341	$36,342	$116,834	$71,165
Dividends declared per share	$0.165	$0.15	$0.465	$0.45

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$0.50	$0.30	$1.20	$0.66
Basic earnings per share from discontinued operations	$—	$0.06	$—	$0.13
Basic earnings per share	$0.50	$0.37	$1.20	$0.78
Diluted earnings per share from continuing operations	$0.49	$0.30	$1.19	$0.65
Diluted earnings per share from discontinued operations	$—	$0.06	$—	$0.13
Diluted earnings per share	$0.49	$0.36	$1.19	$0.78
Weighted average common shares outstanding	97,154	99,473	97,712	90,982
Weighted average common and common equivalent shares outstanding	97,896	100,239	98,414	91,549

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$48,341	$30,242	$116,834	$59,607
Income from discontinued operations, net of tax	—	6,100	—	11,558
Net income	$48,341	$36,342	$116,834	$71,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$48,768	$36,651	$118,026	$71,580
Amortization of net periodic pension benefit costs, net of taxes	41	(38)	121	(116)
Unrealized (loss) gain on investments, net of taxes	(319)	—	285	—
Comprehensive income	48,490	36,613	118,432	71,464
Comprehensive income attributable to the noncontrolling interests	(427)	(309)	(1,192)	(415)
Comprehensive income attributable to Sinclair Broadcast Group	$48,063	$36,304	$117,240	$71,049

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

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	Total Equity
BALANCE, December 31, 2013	74,145,569	$741	26,028,357	$260	$1,094,918	$(696,996)	$(2,553)	$9,334	$405,704
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(45,322)	—	—	(45,322)
Class B Common Stock converted into Class A Common Stock	50,000	—	(50,000)	—	—	—	—	—	—
Repurchases of Class A Common Stock	(3,914,506)	(38)	—	—	(108,438)	—	—	—	(108,476)
Class A Common Stock issued pursuant to employee benefit plans	185,590	2	—	—	9,550	—	—	—	9,552
Tax benefit on share based awards	—	—	—	—	1,399	—	—	—	1,399
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,046)	(3,046)
Deconsolidation of variable interest entity	—	—	—	—	4,518	—	(546)	(27,772)	(23,800)
Other comprehensive income	—	—	—	—	—	—	406	—	406
Net income	—	—	—	—	—	116,834	—	1,192	118,026
BALANCE, September 30, 2014	70,466,653	$705	25,978,357	$260	$1,001,947	$(625,484)	$(2,693)	$(20,292)	$354,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$118,026	$71,580
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	74,972	47,108
Amortization of definite-lived intangible and other assets	84,195	48,727
Amortization of program contract costs and net realizable value adjustments	76,137	56,746
Loss on extinguishment of debt	—	16,283
Stock-based compensation	11,433	8,321
Deferred tax benefit	(23,214)	(1,486)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	17,376	(37,359)
Increase in prepaid expenses and other current assets	(13,570)	(3,925)
Increase in accounts payable and accrued liabilities	76,381	28,024
Increase (decrease) in income taxes payable	21,569	(1,182)
Payments on program contracts payable	(69,505)	(67,407)
Original debt issuance discount paid	—	(10,285)
Other, net	(15,403)	(4,506)
Net cash flows from operating activities	358,397	150,639
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(58,151)	(28,776)
Payments for acquisition of television stations	(1,071,428)	(495,440)
Payments for acquisition of assets in other operating divisions	(8,273)	(4,650)
Purchase of alarm monitoring contracts	(15,647)	(11,928)
Proceeds from sale of broadcast assets	83,200	27,992
Increase in restricted cash	(92,583)	(41,032)
Investments in equity and cost method investees	(7,958)	(10,205)
Proceeds from termination of life insurance policies	17,042	—
Other, net	6,936	7,297
Net cash flows used in investing activities	(1,146,862)	(556,742)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	1,061,490	1,198,815
Repayments of notes payable, commercial bank financing and capital leases	(286,417)	(998,085)
Proceeds from the sale of Class A Common Stock	—	472,400
Repurchase of outstanding Class A Common Stock	(108,438)	—
Dividends paid on Class A and Class B Common Stock	(45,322)	(41,938)
Payments for deferred financing costs	(15,010)	(20,205)
Proceeds from Class A Common Stock sold by variable interest entity	—	10,908
Noncontrolling interests distributions	(4,294)	(9,939)
Other, net	5,702	276
Net cash flows from financing activities	607,711	612,232
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(180,754)	206,129
CASH AND CASH EQUIVALENTS, beginning of period	280,104	22,865
CASH AND CASH EQUIVALENTS, end of period	$99,350	$228,994

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

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported the results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as discontinued operations in the consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations.  The operating results of WLAJ-TV, which was sold effective March 1, 2013 for $14.4 million, and WLWC-TV, which was sold effective April 1, 2013 for $13.8 million, are not included in our consolidated results of operations from continuing operations for the three and nine months ending September 30, 2013. Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the nine months ending September 30, 2013, were $0.6 million and $1.6 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the nine months ending September 30, 2013, are $0.2 million and $0.4 million, respectively. The resulting gain on the sale of these stations in 2013 was negligible.  Basic and diluted earnings per share from discontinued operations was less than $0.01 per share for the quarter ended September 30, 2013.

Assets Held for Sale

As discussed in Note 3. Commitments and Contingencies - Pending Acquisitions, we expect to sell the license and certain related assets of our stations in Tampa, FL - WTTA (MNT), and Colorado Springs, CO — KXRM (FOX) / KXTU (CW).

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported our assets and liabilities related to WTTA and KXRM/KXTU as held for sale in the accompanying consolidated balance sheet as of September 30, 2014.  We expect the sale of the stations will occur in the fourth quarter of 2014.  The results of operations of these stations are included within the results from continuing operations as the criteria for classification as discontinued operations was not met.

As of September 30, 2014, the major classes of assets and liabilities of the group reported as held for sale on the accompanying condensed consolidated balance sheet are shown below:

September 30, 2014
Assets:
Program contract costs	$3,626
Property and equipment	4,744
Goodwill	7,924
Broadcast licenses	45
Definite-lived intangible assets	24,509
Assets held for sale	$40,848
Liabilities:
Program contracts payable	$4,310
Liabilities held for sale	$4,310

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

As of September 30, 2014, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the Cunningham LMA Stations). We pay LMA fees to Cunningham and also reimburse all operating expenses.  We also have executed acquisition agreements to buy the license assets of these television stations which includes the FCC license and certain other assets used to operate the station (License Assets).  Our applications to acquire these FCC license related assets are pending FCC approval.  We also perform sales and other non-programming support services to two other stations owned by Cunningham (acquired in November 2013) pursuant to joint sales agreements (JSAs) and shared services agreements (SSAs).  We have purchase options to acquire the license assets of these stations.  We own the majority of the non-license assets of these Cunningham stations and we have guaranteed the debt related to the stations.  We have determined that these stations are VIEs and that based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIEs through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.

On July 31, 2014, we terminated the LMA with WTAT (FOX) in Charleston, SC and sold to Cunningham, the license owner of WTAT, the non-license assets related to this station.  We no longer have any continuing involvement in the operations of this station.  Up until third quarter of 2014, we had consolidated Cunningham Broadcasting Corporation (parent entity), in addition to their stations that we perform services for, as we had previously determined that it was a VIE because it had insufficient equity at risk.  As of September 30, 2014, we concluded that Cunningham Broadcasting Corporation was no longer a VIE given its significant equity at risk in assets that we have no involvement with, and deconsolidated this entity, along with WTAT and WYZZ, a station that Cunningham acquired from us in November, with which we have no continuing involvement.  As a result of the deconsolidation, we recorded the difference between the proceeds received from Cunningham for the sale of WTAT and WYZZ to additional paid in capital in the consolidated balance sheet, as well as reflected the noncontrolling interest deficit of the remaining Cunningham VIEs which represents their significant cumulative distributions made to Cunningham that were previously eliminated in consolidation.  See Note 6. Related Person Transactions for more information on our arrangements with Cunningham. The net revenues of the stations which we consolidated were $26.0 million and $25.9 million for the three months ended September 30, 2014 and 2013, respectively.  The net revenues of the stations which we consolidate were $82.5 million and $80.3 million for the nine months ended September 30, 2014 and 2013, respectively. The fees paid between us and Cunningham pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements in Note 3. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

We have certain LMAs and outsourcing agreements, including certain JSAs and SSAs, with certain other license owners under which we provide certain non-programming related sales, operational and administrative services, and programming for these LMAs.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms.  We own the majority of the non-license assets of these stations and in certain cases have guaranteed the debt of the licensee.  We also have purchase options to buy the assets of the licensees.  We have determined that these licensees (19 and 13 licenses as of September 30, 2014 and 2013, respectively) are VIEs, and, based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  The net revenues of these stations which we consolidate were $42.9 million and $31.9 million for the three months ended September 30, 2014 and 2013, respectively. The net revenues of these stations which we consolidate were $124.7 million and $90.1 million for the nine months ended September 30, 2014 and 2013, respectively.  The fees paid between us and other license owners pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements in Note 3. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,891	$4,916
Accounts receivable	17,426	18,468
Current portion of program contract costs	12,207	10,725
Prepaid expenses and other current assets	1,627	247
Total current assets	34,151	34,356

PROGRAM CONTRACT COSTS, less current portion	6,786	5,075
PROPERTY AND EQUIPMENT, net	10,389	11,081
GOODWILL	800	6,357
BROADCAST LICENSES	16,860	16,768
DEFINITE-LIVED INTANGIBLE ASSETS, net	90,702	97,496
OTHER ASSETS	1,212	22,935
Total assets	$160,900	$194,068
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$892	$86
Accrued liabilities	3,969	2,536
Current portion of notes payable, capital leases and commercial bank financing	3,484	5,731
Current portion of program contracts payable	10,502	11,552
Total current liabilities	18,847	19,905

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	27,553	49,850
Program contracts payable, less current portion	9,933	6,597
Long term liabilities	9,705	10,838
Total liabilities	$66,038	$87,190

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to the Cunningham VIEs under the LMAs, a portion of which is treated as a prepayment of the purchase price of the stations, and capital leases between us and Cunningham VIEs which are eliminated in consolidation.  The total cumulative payments made under these LMAs as of September 30, 2014 and December 31, 2013, which are excluded from liabilities above, were $33.5 million and $32.4 million, respectively.  The total capital lease liabilities excluded from above were $8.7 and $11.2 as of September 30, 2014 and as of December 31, 2013, respectively.  Also excluded from the amounts above are liabilities associated with the certain LMAs and outsourcing agreements and purchase options with certain VIEs totaling $67.2 million and $59.9 million as of September 30, 2014 and December 31, 2013, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of September 30, 2014 and December 31, 2013 was $24.2 million and $26.7 million, respectively, which are included in other assets in the consolidated balance sheets.  Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $2.2 million and $3.1 million in the three and nine months ended September 30, 2014 and $0.7 million and $1.4 million in the three and nine months ended September 30 2013, respectively.

Recent Accounting Pronouncements

In April 2014, the FASB issued new guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Under the revised guidance, it is less likely for any future sales of assets, asset groups, or stations to be considered discontinued operations because such sales would need to represent a strategic shift and have a major effect on our future operations.  Historically, under the previous guidance, sales of minor components of our business were required to be classified as discontinued operations.  We early adopted this new guidance effective July 1, 2014.  If this guidance were effective for the 2013 discontinued operations discussed in Discontinued Operations, then the sale of those stations would not have met the criteria under the new guidance.

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

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of this requirement on our financial statements.

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

Restricted Cash

During 2014 and 2013, we entered into certain definitive agreements to purchase assets of certain stations discussed in Pending Acquisitions in Note 3. Commitment and Contingencies, which required certain deposits to be made into escrow accounts. As of September 30, 2014 and December 31, 2013, we held $104.3 million and $11.4 million, respectively, in restricted cash classified as noncurrent related to the amounts held in escrow for these acquisitions. Included in restricted cash as of September 30, 2014, are the proceeds from the sale of WHTM of $83.2 million, which is held in escrow for the pending acquisitions.

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

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008.   On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date, and currently management has no plans to terminate this program.  For the nine months ended September 30, 2014, we have purchased approximately 3.9 million shares for $108.5 million.  For the three months ended September 30, 2014, we purchased 1.0 million shares for $26.1 million.  As of September 30, 2014, the total remaining authorization was $159.0 million.  In October 2014, we purchased an additional 0.9 million shares for $24.2 million.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2014 and 2013 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and nine months ended September 30, 2014 was less than the statutory rate primarily due to a reduction in liability for unrecognized tax benefits of $11.0 million in the third quarter, as a result of statute of limitations expiration.

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

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $7.8 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              ACQUISITIONS

Fisher Communications

Effective August 8, 2013, we completed the acquisition of all of the outstanding common stock of Fisher Communications, Inc. (Fisher). We paid $373.2 million to the shareholders of the Fisher common stock, representing $41.0 per common share. We financed the total purchase price with cash on hand. Fisher owned certain broadcast assets related to the following twenty-two stations, and four radio stations in 8 markets along with the respective network affiliation or program service arrangements: KOMO (ABC) and KUNS (Univision) in Seattle-Tacoma, WA; KATU (ABC), KUNP(Univision), and KUNP-LP (Univision) in Portland, OR; KLEW (CBS) in Spokane, WA; KBOI (CBS) and KYUU-LD (CW) in Boise, ID; KVAL (CBS), KCBY (CBS), KPIC (CBS), KMTR (NBC), KMCB (NBC), and KTCW (NBC) in Eugene, OR; KIMA (CBS), KEPR (CBS), KUNW-CD (Univision), and KVVK-CD (Univision), in Yakima/Pasco/Richland/Kennewick, WA; KBAK (CBS) and KBFX-CD (FOX) in Bakersfield, CA; as well as KIDK (CBS/FOX) and KXPI (FOX) in Idaho Falls/Pocatello, ID. The four radio stations are: KOMO (AM/FM), KPLZ (FM) and KVI (AM) in the Seattle/Tacoma, WA market.  This acquisition provides expansion into additional markets and increases value based on the synergies we can achieve.

The results of the acquired operations are included in the financial statements of the Company beginning on August 8, 2013.  Under the acquisition method of accounting, the purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocation reflects the consolidation of net assets of the third party which owns the license and related assets of KMTR in Eugene, OR, which we have consolidated, as the licensee is considered to be a VIE and we are the primary beneficiary of the variable interests. Additionally, another third party that performs certain services pursuant to an outsourcing agreement to our stations in Idaho Falls, ID  (KIDK and KXPI), exercised an existing purchase option to purchase the broadcast assets of the two stations for $6.3 million, which closed in November 2013.  The assets of these stations were classified as assets held for sale in the purchase price allocation.  The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Cash	$13,531
Accounts receivable	29,485
Prepaid expenses and other current assets	19,133
Program contract costs	11,427
Property and equipment	73,968
Broadcast licenses	29,771
Definite-lived intangible assets	166,378
Other assets	7,683
Assets held for sale	6,339
Accounts payable and accrued liabilities	(20,127)
Program contracts payable	(10,977)
Deferred tax liability	(74,177)
Other long-term liabilities	(22,127)
Fair value of identifiable net assets acquired	230,307
Goodwill	143,942
Less: fair value of non-controlling interests	(1,053)
Total	$373,196

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

Net broadcast revenues and operating income of the Fisher stations included in our consolidated statements of operations, were $45.3 million and $6.1 million and $25.9 million and $8.2 million for the three months ended September 30, 2014 and 2013, respectively.  Net broadcast revenues and operating income of the stations were and $129.6 million and $12.6 million and $25.9 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Net broadcast revenues and operating income of the Barrington stations included in our consolidated statements of operations, were $42.8 million and $6.5 million for the three months ended September 30, 2014, and $123.2 million and $22.2 million for the nine months ended September 30, 2014, respectively.

Allbritton

Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (“together the “Allbritton Companies”) for $985.0 million plus working capital of $52.1 million.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand.  See Note 4. Notes Payable and Commercial Bank Financing.  Allbritton owned certain broadcast assets related to the following nine stations along with the respective network affiliation or program service arrangements: WHTM (ABC) in Harrisburg/Lancaster/York, PA; WJLA (ABC) in Washington, DC; WBMA(ABC), WCFT (ABC), and WJSU(ABC), in Birmingham, AL; KATV (ABC) in Little Rock/Pine Bluff, AR; KTUL (ABC) in Tulsa, OK; WSET (ABC) in Roanoke/Lynchburg, VA; and WCIV (ABC), Charleston, SC markets, and NewsChannel 8, a 24-hour cable/satellite news network covering the Washington, D.C. metropolitan area. In order to comply with regulatory requirements, we completed the sale of the license and related assets of WHTM to Media General Operations, Inc. (Media General) effective September 3, 2014 for $83.4 million, less working capital of $0.2 million. This acquisition provides expansion into additional markets and increases value based on the synergies we expect to achieve.

The results of the acquired operations are included in the financial statements of the Company effective August 1, 2014. Under the acquisition method of accounting, the initial purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The purchase price allocation is preliminary pending a final determination of the fair values of the assets and liabilities. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Accounts receivable	$38,542
Prepaid expenses and other current assets	21,482
Program contract costs	1,204
Property and equipment	46,600
Broadcast licenses	5,000
Definite-lived intangible assets	589,100
Other assets	20,352
Assets held for sale	83,200
Accounts payable and accrued liabilities	(7,901)
Program contracts payable	(1,140)
Deferred Tax liabilities	(266,313)
Other long-term liabilities	(17,025)
Fair value of identifiable net assets acquired	513,101
Goodwill	523,953
Total	$1,037,054

The preliminary allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $391.1 million, the decaying advertiser base of $35.6 million, and other intangible assets of $162.4 million.  These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations, 10 years for the decaying advertiser base and a weighted average life of 15 years for the other intangible assets.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  We do not expect any goodwill will be deductible for tax purposes.  The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.

Net broadcast revenues and operating income of the Allbritton stations included in our consolidated statements of operations, were $41.2 million and $9.0 million for the three months and nine month ended September 30, 2014.

Pro Forma Information

The following table sets forth unaudited pro forma results of continuing operations for the three and nine months ended September 30, 2014 and 2013, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of the preceding year of acquisition (in thousands, except per share data).  The pro forma results exclude acquisitions presented under Other Acquisitions below, as they were deemed not material both individually and in aggregate.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Total revenues	$500,133	$1,469,241
Net Income from continuing operations	$45,028	$107,949
Net Income attributable to Sinclair Broadcast Group from continuing operations	$44,601	$106,757
Basic earnings per share attributable to Sinclair Broadcast Group from continuing operations	$0.46	$1.09
Diluted earnings per share attributable to Sinclair Broadcast Group from continuing operations	$0.45	$1.08

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Total revenues	$440,104	$1,286,344
Net Income from continuing operations	$17,945	$31,947
Net Income attributable to Sinclair Broadcast Group from continuing operations	$17,636	$31,532
Basic earnings per share attributable to Sinclair Broadcast Group from continuing operations	$0.18	$0.35
Diluted earnings per share attributable to Sinclair Broadcast Group from continuing operations	$0.18	$0.34

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

Other Acquisitions

In addition to the Fisher, Barrington and Allbritton acquisitions, we acquired nineteen television stations during the year ended December 31, 2013 in ten markets, of which five stations in four of the ten markets were acquired from Cox Media Group (Cox) in May 2013. Additionally, ten of the nineteen stations were acquired in four markets from TTBG LLC (TTBG) effective October 1, 2013. The initial purchase price allocated includes $272.7 million paid for certain broadcast assets of these stations, working capital of $9.5 million, and $0.7 million paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate.  In September 2014, we acquired WGXA-TV in the Macon, GA market for $33.0 million. The purchase price allocations, except for the stations acquired from Cox and Fisher, are preliminary pending a final determination of the fair values of the assets and liabilities. The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

	2014	2013
Accounts receivable	$—	$8,226
Prepaid expenses and other current assets	6	5,217
Program contract costs	100	6,050
Property and equipment	10,070	67,429
Broadcast licenses	25	4,395
Definite-lived intangible assets	20,384	157,820
Other Assets	—	1,394
Accrued liabilities	—	(3,926)
Program contracts payable	(100)	(6,331)
Deferred tax liabilities	—	(1,882)
Other long term liabilities	—	(10,550)
Fair value of identifiable net assets acquired	30,485	227,842
Goodwill	2,521	55,036
Total	$33,006	$282,878

The initial purchase price allocations are based upon all information available to us at the present time and are subject to change.  Certain measurement period adjustments have been made since the initial allocation in 2013, which were not material to our consolidated financial statements.  The definite-lived intangible assets in the table above will be amortized over the remaining useful lives of 15 years for network affiliations, 10 years for decaying advertiser base, and a weighted average of 14 years for the other intangible assets.  Net broadcast revenues and operating income for the three months ended September 30, 2014 and 2013 related to stations acquired in 2013 and 2014 were $35.2 million and $5.0 million, and $14.2 and $3.4 million, respectively. Net broadcast revenues and operating income for the nine months ended September 30, 2014 and 2013 related to the acquisitions above, were $98.7 million and $14.8 million and $22.7 million and $5.8 million, respectively.

During the nine months ended September 30, 2014, we made certain immaterial measurement period adjustments to the initial purchase accounting for the acquisitions in 2013, resulting in reclassifications between certain noncurrent assets and noncurrent liabilities, including an increase to property and equipment of approximately $45 million, an increase to broadcast licenses of $22 million, an increase to noncurrent deferred tax liabilities of $29 million, and a decrease to goodwill of $56 million, as well as a corresponding increase to depreciation expense and amortization expense of $1.2 million and $2.5 million for three and nine months ending September 30, 2014, respectively.

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

Various parties have filed petitions to deny our applications or our LMA partners’ applications for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina; WCIV-TV, Charleston, South Carolina (formerly WMMP-TV); WMYA-TV, Anderson, South Carolina; WICS-TV Springfield, Illinois; WBFF-TV, Baltimore, Maryland; WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston / Huntington, West Virginia; WCGV-TV, Milwaukee, Wisconsin; KGAN-TV, Cedar Rapids, IA; and WTTO-TV in Birmingham, AL. The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Changes in the Rules of Television Ownership, Joint Sale Agreements, and Local Marketing Agreements

On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market that will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to pending transactions.  In addition, the FCC issued rules that would consider a company an owner of a station if the company has a JSA with a station for sale of more than 15% of the ad time on a particular station if it owns or controls another station in the same market..  Parties to such agreements must come into compliance with these new rules by June 19, 2016.   Among other things, the rule could limit our ability to create duopolies or other two-station operations in certain markets.  We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements. The rule has been appealed to the United States Court of Appeals for the District of Columbia Circuit and we cannot predict the outcome of that proceeding.  The revenues of these JSA arrangements we earned during the three and nine months ended September 30, 2014 were $11.7 million and $33.8 million, and $8.5 million and $23.6 million for the three and nine months ended September 30, 2013, respectively.

In its Order approving the Allbritton transaction, the FCC expressed concerns regarding an LMA that had existed between Sinclair and Cunningham in the Charleston market, and that it believed Sinclair apparently violated the local TV ownership rule with respect to its continued operation of that LMA.  The same agreement that governs the Charleston LMA also governs LMAs between Sinclair and Cunningham in three other markets.  The existence of the Charleston LMA was repeatedly disclosed to the Commission over many years, during which Sinclair relied on a June 20, 2001, Stay Order issued by the United States Court of Appeals for the District of Columbia Circuit, which specifically stated that “the time for Sinclair to come into compliance with the Commission’s ‘eight voices standard’ … is hereby stayed pending further order of the court.”  No further order has been issued by the Court with respect to that stay.  Sinclair has submitted a memorandum of counsel to the FCC with regard to the LMA and its reliance on the Court’s Stay Order. We cannot predict what steps, if any, the FCC will take in the future with respect to the now terminated Charleston LMA.

In connection with the Allbritton acquisition, we agreed to surrender for cancellation the FCC licenses of WCIV, Charleston, SC, WCFT, Tuscaloosa, AL, and WJSU, Anniston, AL, all ABC affiliates, by September 29, 2014.  In August 2014, we entered into an agreement to sell the license and related assets of WCIV to Howard Stirk Holdings, LLC for $0.05 million, subject to the approval of the FCC, and other customary closing conditions.  In September 2014, we entered into two other agreements to sell the licenses and related assets of WCFT and WJSU to Howard Stirk Holdings II LLC for $0.05 million per station, subject to the approval of the FCC, and other customary closing conditions. The FCC applications requested waiver or an extension of the September 29, 2014 deadline.  We will retain the ABC network affiliation service agreements after consummation of the proposed WCIV, WCFT and WJSU transactions.

Pending Acquisitions

Effective November 1, 2014, we completed the acquisition of the non-license assets of eight television stations from New Age Media located in three markets and KSNV (NBC) in Las Vegas, NV from Intermountain West for an aggregate purchase price of $207.5 million less working capital of $0.1 million.  We financed the total purchase price through cash on hand and a draw on our bank credit facility, and $21.0 million held as restricted cash as of September 30, 2014.

In August 2014, we entered into three agreements with Media General to purchase the broadcast assets of one television station in Providence, RI owned by Media General, two television stations in Green Bay, WI owned by LIN Media, LLC (“LIN”) and one television station in Savannah, GA owned by WTGS Television, LLC and operated by LIN through a shared services arrangement. Simultaneously, we will sell Media General the broadcast assets of WTTA in Tampa, FL, and KXRM/KXTU in Colorado Springs, CO upon the completion of the LIN/Media General merger. In addition and as part of the transactions, Sinclair will pay a net cash price of $31.0 million.

4.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING

5.625% Senior Unsecured Notes, due 2024

On July 23, 2014, we issued $550.0 million in senior unsecured notes, which bear interest at a rate of 5.625% per annum and mature on August 1, 2024 (the 5.625% Notes), pursuant to an indenture dated July 23, 2014 (the 5.625% Indenture).  The 5.625% Notes were priced at 100% of their par value and interest is payable semi-annually on February 1 and August 1, commencing on February 1, 2015.  Prior to August 1, 2019, we may redeem the 5.625% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.625% Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 5.625% Indenture.  In addition, on or prior to August 1, 2019, we may redeem up to 35% of the 5.625% Notes, using proceeds of certain equity offerings.  If we sell certain of our assets or have certain changes of control, the holders of the 5.625% Notes may require us to repurchase some or all of the notes.  The proceeds from the offering of the 5.625% Notes, together with borrowings under our Bank Credit Agreement and cash on hand, were used to finance the acquisition of the Allbritton companies effective August 1, 2014.  Concurrent with entering into the 5.625% Indenture in July 2013, we also entered into a registration rights agreement requiring us to file a registration statement covering an offer to exchange of the 5.625% Notes for registered securities with the Securities and Exchange Commission (the SEC) to be effective by April 19, 2015.

Bank Credit Agreement

On July 31, 2014, we entered into an amendment and restatement (the Amendment) of our bank credit agreement (as amended, the Bank Credit Agreement).  Pursuant to the Amendment, we raised $400.0 million of incremental term loan B commitments.  The incremental term loan matures in July 2021.  The term loan was issued at 99.75% of par and bears interest at LIBOR plus 2.75% with a 0.75% LIBOR floor.  The proceeds, together with the 5.625% Notes and cash on hand were used to finance the acquisition of the Allbritton companies effective August 1, 2014.  Additionally, in connection with the Amendment, $327.7 million of term loan A, including $72.5 million of the remaining $108.2 million delayed draw term loan A commitments, were converted into revolving commitments.  After conversion, the total revolving commitments were $485.2 million.  We also amended certain terms of the Bank Credit Agreement, including increased flexibility in dispositions related to requirements of regulatory authorities, an increase in the non-TV/Radio acquisition capacity, the elimination of certain maintenance financial covenants, an increase to the first lien indebtedness maintenance test, and increased flexibility under certain restrictive covenants.  As of September 30, 2014, we have $319.3 million of outstanding term loan A, plus an additional $35.7 million under the delayed draw which was drawn on October 14, 2014.  In addition, we have $1,041.5 million in outstanding term loan B and the total revolver capacity of $482.2 million was available as of September 30, 2014.

We incurred $14.6 million in financing costs related to the issuance of the 5.625% Notes and the Amendment, which we capitalized as deferred financing costs.

8.375% Senior Unsecured Notes, due 2018

Effective October 15, 2014, we redeemed all of the outstanding 8.375% Senior Notes due 2018, representing $237.5 million aggregate principal amount of Notes as of October 15, 2014. Upon the redemption, along with the principal, we paid the accrued and unpaid interest and a make whole premium of $9.9 million, for a total of $257.4 million paid to note holders.  We expect to record a loss on extinguishment of $14.6 million in the fourth quarter of 2014 related to this redemption.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (Numerator)
Income from continuing operations	$48,768	$30,551	$118,026	$60,022
Net income attributable to noncontrolling interests included in continuing operations	(427)	(309)	(1,192)	(415)
Numerator for diluted earnings per common share from continuing operations available to common shareholders	48,341	30,242	116,834	59,607
Income from discontinued operations, net of taxes	—	6,100	—	11,558
Numerator for diluted earnings available to common shareholders	$48,341	$36,342	$116,834	$71,165

Shares (Denominator)
Weighted-average common shares outstanding	97,154	99,473	97,712	90,982
Dilutive effect of stock settled appreciation rights, restricted stock awards and outstanding stock options	742	766	702	567
Weighted-average common and common equivalent shares outstanding	97,896	100,239	98,414	91,549

There are no potentially dilutive securities which would have an anti-dilutive effect for the three and nine months ended September 30, 2014 and 2013.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million for both the three months ended September 30, 2014 and 2013, respectively, and $4.1 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.0 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Cunningham Broadcasting Corporation.  As of September 30, 2014, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations) and WTAT-TV Charleston, South Carolina, WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.   During the second quarter of 2014, Cunningham purchased the remaining amount of non-voting stock from the controlling shareholders for an aggregate purchase price of $2.0 million.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We also had options from the trusts, which granted us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham, up until September 30, 2014, when these options were terminated. As discussed under Note 1: Summary of Significant Accounting Policies, during the third quarter of 2014, we deconsolidated Cunningham Broadcasting Corporation as we determined it was no longer a variable interest entity.  We continue to consolidate certain of its subsidiaries with which we continue to have variable interests through various arrangements related to the stations discussed further below.

As of September 30, 2014, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Effective November 5, 2009, we entered into amendments and/or restatements of the following agreements between Cunningham and us: (i) the LMAs, (ii) option agreements to acquire Cunningham stock and (iii) certain acquisition or merger agreements relating to the Cunningham LMA Stations. The LMA and purchase agreement with WTAT-TV was terminated concurrent with Cunningham’s purchase of the non-license assets of this station from us for $14.0 million, effective August 1, 2014.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station. An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility. The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate; pursuant to the foregoing transactions with Cunningham as such payments were made. Beginning on January 1, 2013, we were obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase. Additionally, we reimburse these Cunningham stations for 100% of their operating costs. In July 2014, concurrent with the Allbritton companies acquisition, the LMA and purchase agreement related to WTAT-TV was terminated and the total LMA fee was reduced to $4.7 million to remove the fee associated with WTAT-TV.  The remaining aggregate purchase price of these stations, excluding WTAT-TV, as of September 30, 2014 was approximately $53.6 million.

We made payments to Cunningham under our LMAs with these stations of $1.2 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively, and $7.2 million and $6.8 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, Cunningham LMA Stations provided us with approximately $26.0 million, and $24.5 million, respectively, and approximately $82.4 million and $75.7 million for the nine months ended September 30, 2014 and 2013, respectively, of total revenue.

In November 2013, concurrent with our acquisition of the Barrington stations, Cunningham acquired the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV, which was funded by bank debt, for which we have provided a guarantee. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements for WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2015, respectively, and each has renewal provisions for successive eight year periods. Under these arrangements, we earned $0.9 million and $2.8 million from the services we perform for these stations for the three and nine months ended September 30, 2014, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. We made payments to Cunningham under these arrangements of $0.4 million for the three months ended September 30, 2014, and $1.4 million for the nine months ended September 30, 2014.  For the three and nine months ended September 30, 2014, our consolidated revenues include $2.1 million and $5.5 million related to these stations, respectively.

Also, concurrent with the Barrington acquisition, we also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22 million. In July 2014, concurrent with the Allbritton acquisition we terminated the LMA with WTAT (FOX) in Charleston, SC and sold to Cunningham the non-license assets related to this station. Although we have no continuing involvement in the operations of these stations, because we had consolidated Cunningham Broadcast Corporation (the parent company) up until September 2014, the assets of WYZZ were not derecognized and the transactions was accounted for as transactions between consolidated entities, and the resulting gain on sale were not recognized. Upon deconsolidation of Cunningham Broadcasting Corporation, the difference between proceeds received for the sale of WYZZ and WTAT and the carrying values of the net assets, which was previously eliminated in consolidation, is reflected as an increase to additional paid in capital in the consolidated balance sheet.

During October 2013, we purchased the outstanding membership interests of KDBC-TV (CBS) in El Paso, TX from Cunningham for $21.2 million, plus a working capital adjustment of $0.2 million. See Other Acquisitions within Note 2. Acquisitions, for further information.

Atlantic Automotive.  We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive. We received payments for advertising time totaling $0.1 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively. We received payments for advertising time totaling $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. We paid $0.2 million and $1.1 million for vehicles and related vehicle services from Atlantic Automotive for the three and nine months ended September 30, 2013, respectively. No payments were made for the three and nine months ended September 30, 2014. Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures, and began occupying the space in June 2012.  Atlantic Automotive paid $0.3 million in rent for both the three months ended September 30, 2014 and 2013, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Leased property by real estate ventures. Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD.  Total rent received under these leases was $0.1 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD. We received under this lease $0.1 million and $0.2 million for the three and nine months ending September 30, 2014, respectively. We received under this lease less than $0.1 million for both the three and nine months ended September 30, 2013.

Thomas & Libowitz P.A.  Steven A. Thomas, a partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis, is the son of a former member of the Board of Directors, Basil A. Thomas. Mr. Thomas resigned from Board of Directors effective September 2013. We paid fees of $0.3 million and $1.3 million to Thomas & Libowitz for the three and nine months ended September 30, 2013, respectively.

7.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Excluding discontinued operations, our broadcast segment includes stations in 76 markets located throughout the continental United States. The operating results of WLAJ-TV and WLWC-TV, which were sold effective March 1, 2013 and April 1, 2013, respectively, are classified as discontinued operations and are not included in our consolidated results of continuing operations for the three months ended September 30, 2013. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas and transmitters; and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $172.3 million and $171.7 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of September 30, 2014 and 2013, respectively.  We had $5.3 million and $5.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the three months ending September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we had $15.3 million and $15.0 million, respectively, in intercompany interest expense. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended September 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$476,538	$18,418	$—	$494,956
Depreciation of property and equipment	24,516	559	267	25,342
Amortization of definite-lived intangible assets and other assets	32,724	1,754	—	34,478
Amortization of program contract costs and net realizable value adjustments	28,622	—	—	28,622
General and administrative overhead expenses	13,180	68	3,743	16,991
Operating income (loss)	104,776	897	(4,010)	101,663
Interest expense	—	1,036	46,914	47,950
Income from equity and cost method investments	—	1,928	—	1,928
Assets	4,690,074	335,909	268,273	5,294,256

For the three months ended September 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$323,681	$14,963	$—	$338,644
Depreciation of property and equipment	16,579	481	348	17,408
Amortization of definite-lived intangible assets and other assets	15,851	1,317	—	17,168
Amortization of program contract costs and net realizable value adjustments	19,229	—	—	19,229
General and administrative overhead expenses	14,633	576	900	16,109
Operating income (loss)	74,210	(113)	(1,249)	72,848
Interest expense	—	846	39,021	39,867
Income from equity and cost method investments	—	1,571	—	1,571

For the nine months ended September 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,311,931	$50,809	$—	$1,362,740
Depreciation of property and equipment	72,455	1,716	801	74,972
Amortization of definite-lived intangible assets and other assets	79,238	4,957	—	84,195
Amortization of program contract costs and net realizable value adjustments	76,137	—	—	76,137
General and administrative overhead expenses	40,578	736	8,915	50,229
Operating income (loss)	293,942	1,476	(9,716)	285,702
Interest expense	—	2,986	124,623	127,609
Income from equity and cost method investments	—	2,768	—	2,768
Assets	4,690,074	335,909	268,273	5,294,256

For the nine months ended September 30, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$896,153	$39,263	$—	$935,416
Depreciation of property and equipment	44,739	1,330	1,039	47,108
Amortization of definite-lived intangible assets and other assets	45,089	3,638	—	48,727
Amortization of program contract costs and net realizable value adjustments	56,746	—	—	56,746
General and administrative overhead expenses	34,991	1,136	2,679	38,806
Operating income (loss)	224,652	(150)	(3,718)	220,784
Interest expense	—	2,385	120,644	123,029
Income from equity and cost method investments	—	115	—	115

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

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
8.375% Senior Notes due 2018	$235,525	$247,477	$235,225	$259,547
6.375% Senior Unsecured Notes due 2021	350,000	363,346	350,000	360,938
6.125% Senior Unsecured Notes due 2022	500,000	513,900	500,000	497,525
5.625% Senior Unsecured Notes due 2024	550,000	549,945	—	—
5.375% Senior Unsecured Notes due 2021	600,000	588,000	600,000	582,078
Term Loan A	319,260	312,875	500,000	495,000
Term Loan B	1,037,299	1,024,004	642,734	641,205
Debt of variable interest entities	31,038	31,038	55,581	55,581
Debt of other operating divisions	105,805	105,805	86,263	86,263

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.625% Notes, 5.375% Notes, the 6.125% Notes, the 8.375% Notes, and 6.375% Notes. Our Class A Common Stock and Class B Common Stock, as of September 30, 2014, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.625%, 5.375% Notes, the 6.125% Notes, the 8.375% Notes, and 6.375% Notes.  As of September 30, 2014, our consolidated total debt of $3,787.9 million included $3,674.0 million of debt related to STG and its subsidiaries of which SBG guaranteed $3,623.1 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Cash	$—	$84,226	$2,947	$12,177	$—	$99,350
Accounts and other receivables	29	184	300,448	27,065	(83)	327,643
Other current assets	5,723	22,129	144,931	23,774	(50,274)	146,283
Total current assets	5,752	106,539	448,326	63,016	(50,357)	573,276

Property and equipment, net	4,215	15,220	539,892	159,604	(6,254)	712,677

Assets held for sale	—	—	40,848	—	—	40,848
Investment in consolidated subsidiaries	356,471	3,356,852	4,179	—	(3,717,502)	—
Restricted cash — long-term	—	21,130	83,200	—	—	104,330
Other long-term assets	70,173	603,884	114,728	116,100	(639,766)	265,119
Total other long-term assets	426,644	3,981,866	242,955	116,100	(4,357,268)	410,297

Goodwill and other intangible assets	—	—	3,504,324	199,237	(105,555)	3,598,006

Total assets	$436,611	$4,103,625	$4,735,497	$537,957	$(4,519,434)	$5,294,256

Accounts payable and accrued liabilities	$833	$82,484	$179,575	$65,523	$(45,765)	$282,650
Current portion of long-term debt	621	36,533	1,236	4,740	—	43,130
Current portion of affiliate long-term debt	1,420	—	1,256	1,041	(1,041)	2,676
Other current liabilities	565	—	124,318	12,449	(2,761)	134,571
Total current liabilities	3,439	119,017	306,385	83,753	(49,567)	463,027

Liabilities held for sale	—	—	4,310	—	—	4,310
Long-term debt	55	3,555,553	34,735	134,842	—	3,725,185
Affiliate long-term debt	3,886	—	13,017	314,377	(314,379)	16,901
Other liabilities	54,496	6,719	1,017,932	161,144	(509,901)	730,390
Total liabilities	61,876	3,681,289	1,376,379	694,116	(873,847)	4,939,813

Total Sinclair Broadcast Group equity (deficit)	374,735	422,336	3,359,118	(131,660)	(3,649,794)	374,735
Noncontrolling interests in consolidated subsidiaries	—	—	—	(24,499)	4,207	(20,292)
Total liabilities and equity (deficit)	$436,611	$4,103,625	$4,735,497	$537,957	$(4,519,434)	$5,294,256

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$237,974	$28,594	$13,536	$—	$280,104
Accounts and other receivables	59	818	281,822	27,479	(1,022)	309,156
Other current assets	5,500	25,887	67,279	16,391	(6,446)	108,611
Total current assets	5,559	264,679	377,695	57,406	(7,468)	697,871

Property and equipment, net	5,017	13,561	454,917	130,019	(7,443)	596,071

Investment in consolidated subsidiaries	363,231	2,508,058	4,179	—	(2,875,468)	—
Restricted cash — long term	—	11,524	223	—	—	11,747
Other long-term assets	78,849	503,674	62,435	132,840	(544,881)	232,917
Total other long-term assets	442,080	3,023,256	66,837	132,840	(3,420,349)	244,664

Goodwill and other intangible assets	—	—	2,486,794	214,325	(92,253)	2,608,866

Total assets	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

Accounts payable and accrued liabilities	$234	$51,781	$126,245	$17,914	$—	$196,174
Current portion of long-term debt	556	37,335	1,007	7,448	—	46,346
Current portion of affiliate long-term debt	1,294	—	1,073	1,003	(1,003)	2,367
Other current liabilities	3,529	—	87,612	9,645	(2,292)	98,494
Total current liabilities	5,613	89,116	215,937	36,010	(3,295)	343,381

Long-term debt	529	2,793,334	35,709	136,830	—	2,966,402
Affiliate long-term debt	4,972	—	13,984	294,919	(294,950)	18,925
Other liabilities	45,172	23,645	610,491	145,828	(412,076)	413,060
Total liabilities	56,286	2,906,095	876,121	613,587	(710,321)	3,741,768

Total Sinclair Broadcast Group equity (deficit)	396,370	395,401	2,510,122	(88,331)	(2,817,192)	396,370
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,334	—	9,334
Total liabilities and equity (deficit)	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$466,786	$47,747	$(19,577)	$494,956

Program and production	—	84	149,488	19,095	(18,404)	150,263
Selling, general and administrative	1,129	13,474	94,218	5,973	(500)	114,294
Depreciation, amortization and other operating expenses	267	1,187	104,580	23,009	(307)	128,736
Total operating expenses	1,396	14,745	348,286	48,077	(19,211)	393,293

Operating (loss) income	(1,396)	(14,745)	118,500	(330)	(366)	101,663

Equity in earnings of consolidated subsidiaries	47,744	84,122	—	—	(131,866)	—
Interest expense	(138)	(44,986)	(1,209)	(7,119)	5,502	(47,950)
Other income (expense)	2,449	(100)	5	248	(23)	2,579
Total other income (expense)	50,055	39,036	(1,204)	(6,871)	(126,387)	(45,371)

Income tax (provision) benefit	(318)	21,961	(31,678)	2,511	—	(7,524)
Net income (loss)	48,341	46,252	85,618	(4,690)	(126,753)	48,768
Net (income) loss attributable to the noncontrolling interests	—	—	—	(447)	20	(427)
Net income (loss) attributable to Sinclair Broadcast Group	$48,341	$46,252	$85,618	$(5,137)	$(126,733)	$48,341
Comprehensive income (loss)	$48,490	$46,293	$85,618	$(5,456)	$(126,455)	$48,490

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$319,767	$32,970	$(14,093)	$338,644

Program and production	—	112	99,186	13,870	(14,229)	98,939
Selling, general and administrative	901	14,712	64,300	2,386	(75)	82,224
Depreciation, amortization and other operating expenses	348	629	68,820	19,143	(4,307)	84,633
Total operating expenses	1,249	15,453	232,306	35,399	(18,611)	265,796

Operating (loss) income	(1,249)	(15,453)	87,461	(2,429)	4,518	72,848

Equity in earnings of consolidated subsidiaries	40,547	55,128	60	—	(95,735)	—
Interest expense	(203)	(37,123)	(1,269)	(6,538)	5,266	(39,867)
Other income (expense)	996	6,772	(6,710)	1,085	(84)	2,059
Total other income (expense)	41,340	24,777	(7,919)	(5,453)	(90,553)	(37,808)

Income tax (provision) benefit	(3,749)	16,667	(22,236)	929	3,900	(4,489)
Income from discontinued operations	—	6,108	(8)	—	—	6,100
Net income (loss)	36,342	32,099	57,298	(6,953)	(82,135)	36,651
Net income attributable to the noncontrolling interests	—	—	—	(309)	—	(309)
Net income (loss) attributable to Sinclair Broadcast Group	$36,342	$32,099	$57,298	$(7,262)	$(82,135)	$36,342
Comprehensive income (loss)	$36,613	$32,061	$57,298	$(7,262)	$(82,097)	$36,613

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$1,287,200	$136,701	$(61,161)	$1,362,740

Program and production	—	274	409,661	58,998	(57,328)	411,605
Selling, general and administrative	3,169	42,019	255,044	13,467	(1,647)	312,052
Depreciation, amortization and other operating expenses	801	3,432	284,859	65,391	(1,102)	353,381
Total operating expenses	3,970	45,725	949,564	137,856	(60,077)	1,077,038

Operating (loss) income	(3,970)	(45,725)	337,636	(1,155)	(1,084)	285,702

Equity in earnings of consolidated subsidiaries	117,093	221,774	—	—	(338,867)	—
Interest expense	(446)	(118,816)	(3,675)	(20,646)	15,974	(127,609)
Other income (expense)	4,036	282	563	533	(63)	5,351
Total other income (expense)	120,683	103,240	(3,112)	(20,113)	(322,956)	(122,258)

Income tax benefit (provision)	121	58,437	(108,411)	4,435	—	(45,418)
Net income (loss)	116,834	115,952	226,113	(16,833)	(324,040)	118,026
Net income attributable to the noncontrolling interests	—	—	—	(1,245)	53	(1,192)
Net income (loss) attributable to Sinclair Broadcast Group	$116,834	$115,952	$226,113	$(18,078)	$(323,987)	$116,834
Comprehensive income (loss)	$118,432	$116,073	$226,113	$(17,793)	$(324,393)	$118,432

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$887,489	$90,402	$(42,475)	$935,416

Program and production	—	207	269,360	28,489	(32,990)	265,066
Selling, general and administrative	2,679	34,840	167,654	14,627	(9,644)	210,156
Depreciation, amortization and other operating expenses	1,038	1,558	186,926	50,691	(803)	239,410
Total operating expenses	3,717	36,605	623,940	93,807	(43,437)	714,632

Operating (loss) income	(3,717)	(36,605)	263,549	(3,405)	962	220,784

Equity in earnings of consolidated subsidiaries	76,623	164,370	—	—	(240,993)	—
Interest expense	(903)	(115,115)	(3,607)	(19,027)	15,623	(123,029)
Other income (expense)	3,029	3,141	(19,433)	4,990	(6,468)	(14,741)
Total other income (expense)	78,749	52,396	(23,040)	(14,037)	(231,838)	(137,770)

Income tax (provision) benefit	(3,867)	47,645	(73,267)	2,597	3,900	(22,992)
Income from discontinued operations	—	11,063	495	—	—	11,558
Net income (loss)	71,165	74,499	167,737	(14,845)	(226,976)	71,580
Net income attributable to the noncontrolling interests	—	—	—	(415)	—	(415)
Net income (loss) attributable to Sinclair Broadcast Group	$71,165	$74,499	$167,737	$(15,260)	$(226,976)	$71,165
Comprehensive income (loss)	$71,464	$74,383	$167,737	$(15,260)	$(226,860)	$71,464

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(27,282)	$(77,257)	$426,702	$22,125	$14,109	$358,397
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8,482)	(47,961)	(1,708)	—	(58,151)
Payments for acquisition of television stations	—	—	(1,071,428)	—	—	(1,071,428)
Purchase of alarm monitoring contracts	—	—	—	(15,647)	—	(15,647)
Proceeds from the sale of broadcast assets	—	—	83,200	—	—	83,200
Decrease in restricted cash	—	(9,600)	(82,983)	—	—	(92,583)
Investments in equity and cost method investees	—	—	—	(7,958)	—	(7,958)
Payments for acquisition of assets in other operating divisions	—	—	—	(8,273)	—	(8,273)
Proceeds from termination of life insurance policies	—	17,042	—	—	—	17,042
Other, net	1,000	—	5,000	936	—	6,936
Net cash flows from (used in) investing activities	1,000	(1,040)	(1,114,172)	(32,650)	—	(1,146,862)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,040,796	—	20,694	—	1,061,490
Repayments of notes payable, commercial bank financing and capital leases	(408)	(280,121)	(743)	(5,145)	—	(286,417)
Dividends paid on Class A and Class B Common Stock	(45,322)	—	—	—	—	(45,322)
Repurchase of outstanding Class A Common Stock	(108,438)	—	—	—	—	(108,438)
Increase (decrease) in intercompany payables	178,331	(821,116)	663,350	(6,456)	(14,109)	—
Other, net	2,119	(15,010)	(784)	73	—	(13,602)
Net cash flows from (used in) financing activities	26,282	(75,451)	661,823	9,166	(14,109)	607,711

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(153,748)	(25,647)	(1,359)	—	(180,754)
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$84,226	$2,947	$12,177	$—	$99,350

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(3,042)	$(66,985)	$208,126	$(816)	$13,356	$150,639
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,253)	(21,109)	(5,414)	—	(28,776)
Payments for acquisitions of television stations	—	—	(495,440)	—	—	(495,440)
Payments for acquisitions in other operating divisions	—	—	—	(4,650)	—	(4,650)
Purchase of alarm monitoring contracts	—	—	1,114	(13,042)	—	(11,928)
Proceeds from sale of broadcast assets	—	—	27,992	—	—	27,992
Decrease in restricted cash	—	(38,930)	—	(2,102)	—	(41,032)
Other, net	1,648	—	4,454	1,898	(10,908)	(2,908)
Net cash flows from (used in) investing activities	1,648	(41,183)	(482,989)	(23,310)	(10,908)	(556,742)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,146,789	—	52,026	—	1,198,815
Repayments of notes payable, commercial bank financing and capital leases	(234)	(985,755)	(802)	(11,294)	—	(998,085)
Proceeds from the sale of common stock	472,400	—	—	—	—	472,400
Dividends paid on Class A and Class B Common Stock	(41,938)	—	235	—	(235)	(41,938)
Increase (decrease) in intercompany payables	(429,664)	154,648	292,696	(4,549)	(13,131)	—
Other, net	830	(20,205)	(554)	(9,949)	10,918	(18,960)
Net cash flows from (used in) financing activities	1,394	295,477	291,575	26,234	(2,448)	612,232

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	187,309	16,712	2,108	—	206,129
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$194,539	$16,911	$17,544	$—	$228,994

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations Data:
Net broadcast revenues (a)	$448,056	$303,028	$1,226,088	$835,223
Revenues realized from station barter arrangements	28,482	20,653	85,843	60,930
Other operating divisions revenues	18,418	14,963	50,809	39,263
Total revenues	494,956	338,644	1,362,740	935,416

Station production expenses	150,263	98,939	411,605	265,066
Station selling, general and administrative expenses	97,303	66,115	261,823	171,350
Expenses recognized from station barter arrangements	24,764	18,082	75,769	53,478
Amortization of program contract costs and net realizable value adjustments	28,622	19,229	76,137	56,746
Depreciation and amortization expenses (b)	59,820	34,576	159,167	95,835
Other operating divisions expenses	14,919	12,746	41,697	33,351
Corporate general and administrative expenses	16,991	16,109	50,229	38,806
Loss on asset dispositions	611	—	611	—
Operating income	101,663	72,848	285,702	220,784

Interest expense and amortization of debt discount and deferred financing costs	(47,950)	(39,867)	(127,609)	(123,029)
Loss from extinguishment of debt	—	—	—	(16,283)
Income from equity and cost method investees	1,928	1,571	2,768	115
Other income, net	651	488	2,583	1,427
Income from continuing operations before income taxes	56,292	35,040	163,444	83,014
Income tax provision	(7,524)	(4,489)	(45,418)	(22,992)
Income from continuing operations	48,768	30,551	118,026	60,022

Income from discontinued operations, net of taxes	—	6,100	—	11,558
Net income	48,768	36,651	118,026	71,580
Net income attributable to the noncontrolling interests	(427)	(309)	(1,192)	(415)
Net income attributable to Sinclair Broadcast Group	$48,341	$36,342	$116,834	$71,165

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$0.50	$0.30	$1.20	$0.66
Basic earnings per share	$0.50	$0.37	$1.20	$0.78
Diluted earnings per share from continuing operations	$0.49	$0.30	$1.19	$0.65
Diluted earnings per share	$0.49	$0.36	$1.19	$0.78

	September 30, 2014	December 31, 2013
Balance Sheet Data:
Cash and cash equivalents	$99,350	$280,104
Total assets	$5,294,256	$4,147,472
Total debt (c)	$3,787,892	$3,034,040
Total equity	$354,443	$405,704

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

Executive Overview — financial events since June 30, 2014.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2014 and 2013, including comparisons between quarters and expectations for the three months ended December 31, 2014.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and nine months ended September 30, 2014.

EXECUTIVE OVERVIEW

Third Quarter 2014 Events

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

•                  Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC for $985.0 million plus working capital of $52.1 million.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand.  In conjunction with the acquisition, we terminated our LMA in Charleston, SC with WTAT-TV (FOX) and sold the non-license assets of WTAT to Cunningham for $14.0 million.

•                  In August 2014, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on September 15, 2014 to the holders of record at the close of business on August 29, 2014.

•                  In August 2014, we entered into a definitive agreement to purchase the broadcast assets of one television station in Providence, RI owned by Media General, Inc., two television stations in Green Bay, WI owned by LIN Media, LLC and one television station in Savannah, GA owned by WTGS Television, LLC. Simultaneously, Sinclair will sell to Media General the broadcast assets of one station in Tampa, FL and two stations in Colorado Springs, CO upon the completion of the LIN/Media General merger.

•                  In August 2014, we launched an Original Programming Division that will focus on the creation and development of low-cost original entertainment and long-form content.

•                  On September 3, 2014, we completed the acquisition of the assets of WGXA in Macon, GA from Frontier Broadcast Holdings, LLC.

•                  Effective September 3, 2014, we closed on the sale of WHTM in Harrisburg, PA to Media General for $83.4 million.

•                  In September we repurchased $26.1 million or 1.0 million shares of our equity at an average price of $26.17 per share.  As of September 30, 2014, the total remaining authorization for repurchases was $159 million.

Other Events

•                  Effective October 15, 2014, we redeemed all of the outstanding 8.375% Senior Notes due 2018, representing $237.5 million aggregate principal amount of Notes.

•                  During October 2014, we repurchased $24.2 million or 0.9 million shares of our Class A common stock at an average price of $25.59 per share and have $135 million of remaining authorization.

•                  Effective November 1, 2014, we completed the acquisition of the non-license assets of eight television stations from New Age Media located in three markets and KSNV (NBC) in Las Vegas, NV from Intermountain West for an aggregate purchase price of $207.5 million less working capital of $0.1 million.  We financed the total purchase price through cash on hand and a draw on our bank credit facility.  The selling parties will continue to own the license assets and we will operate the stations under a master service agreement.  In order to comply with regulatory requirements, we intend to sell the stock of a subsidiary, the FCC license and related assets, but not the programming, of one of the three stations in Las Vegas.

•                  In November 2014, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on December 15, 2014 to the holders of record at the close of business on December 1, 2014.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations. The results of the acquired stations from Allbritton companies as of August 1, 2014, WGXA-TV as of September 3, 2014, Fisher as of August 8, 2013, Barrington as of November 22, 2013, and nineteen other television stations during the year ended 2013 are included in our results of our continuing operations for the three and nine months ended September 30, 2014.  We determined that the operating results of WLAJ-TV, sold March 1, 2013, and WLWC-TV, sold April 1, 2013, are classified as discontinued operations and therefore the results are not included in our consolidated results of continuing operations for the three and nine months ended September 30, 2013.  Unless otherwise indicated, references in this discussion and analysis to the third quarter of 2014 and 2013 refer to the three and nine months ended September 30, 2014 and 2013, respectively.  Additionally, any references to the first, second or fourth quarter are to the three months ended March 31, June 30, and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating divisions and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues from continuing operations, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Local revenues:
Non-political	$337.9	$238.1	41.9%	$958.1	$658.1	45.6%
Political	4.0	0.2	(a)	6.8	0.5	(a)
Total local	341.9	238.3	43.5%	964.9	658.6	46.5%
National revenues:
Non-political	76.4	62.2	22.8%	216.5	172.0	25.9%
Political	29.8	2.5	(a)	44.7	4.6	(a)
Total national	106.2	64.7	64.1%	261.2	176.6	47.9%
Total net broadcast revenues	$448.1	$303.0	47.9%	$1,226.1	$835.2	46.8%

(a)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $145.1 million when comparing the third quarter 2014 to the same period in 2013, of which $117.4 million was related to acquired stations not included in same period of 2013. The remaining increase is primarily the result of higher retransmission revenues from multichannel video programming distributors (MVPD) and increases in advertising revenues in the political, medical, telecommunications, furniture, and drugs/cosmetics sectors.  These increases were partially offset by a decrease in advertising revenues in the direct response, automotive, restaurants and fast food sectors. Excluding the stations acquired after the second quarter of 2013, automotive, which typically is our largest category, represented 23.6% of net time sales for the three months ended September 30, 2014. Net broadcast revenues increased $390.9 million when comparing the nine months ended September 30, 2014 to the same period in 2013, of which $336.7 million was related to acquired stations not included in the same period in 2013. The remaining increase for the nine month period is primarily the result of higher retransmission revenues from MVPDs and increases in advertising revenues in the political, services, and medical sectors.  These increases were partially offset by a decrease in advertising revenues in the direct response, retail/department stores and restaurant sectors. Excluding the stations acquired after the second quarter of 2013, automotive, which typically is our largest category, represented 23.9% of net time sales for the nine months ended September 30, 2014.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of television net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended September 30,		Net Time Sales Percent	Percent of Net Time Sales for the Nine months ended September 30,		Net Time Sales Percent
	Stations (a)	2014	2013	Change	2014	2013	Change
FOX	39	25.3%	30.7%	20.1%	28.3%	32.1%	24.8%
ABC	28	28.2%	19.6%	109.1%	23.4%	17.7%	87.0%
CBS	25	19.3%	20.1%	39.6%	19.8%	21.4%	31.1%
NBC	16	8.9%	6.7%	95.4%	9.3%	5.5%	136.7%
The CW	22	7.7%	10.3%	8.8%	8.5%	11.2%	6.9%
MyNetworkTV	20	8.2%	11.3%	5.5%	8.3%	11.2%	5.8%
Multicast	(b)	1.6%	1.2%	103.6%	1.6%	0.7%	217.5%
Other	7	0.8%	0.1%	1,362.0%	0.9%	0.2%	472.1%
Total	157

(a)         During the nine months ended September 30, 2014 we acquired ten stations with the following network affiliation or program service arrangements: ABC (nine stations in the third quarter) and FOX (one station in the third quarter).  During 2013, we acquired or began providing services pursuant to outsourcing agreements or LMAs to 63 stations with the following network affiliation or program service arrangements: CBS (ten stations in the third quarter and four in the fourth quarter), FOX (two stations in the second quarter, three in the third quarter and eight in the fourth quarter), NBC (two stations in the second quarter, three in the third quarter and eight in the fourth quarter), ABC (two stations in the third quarter and six in the fourth quarter), CW (one station in the third quarter and seven the fourth quarter), Univision (five stations in the third quarter), and MyNetworkTV (two stations in the second quarter).

(b)         We broadcast programming from network affiliations or program service arrangements with FOX, ABC, CBS, NBC, The CW, MyNetworkTV, This TV, ME TV, Retro TV, Get TV, Heartland, Grit, Accuweather WX, Weather Radar, Weather Nation, Live Well Network, Antenna TV, Bounce Network, Zuus Country, Azteca, Tele-Romantica, Inmigrante TV, MundoFox, Telemundo and Estrella TV on additional channels through our stations’ second and third multicast signals.

Political Revenues.  Political revenues increased by $31.1 million to $33.8 million for the third quarter 2014 when compared to the same period in 2013.  For the nine months ended September 30, 2014, political revenues increased by $46.4 million to $51.5 million when compared to the same period in 2013. Political revenues are typically higher in election years such as 2014.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $99.8 million for the third quarter 2014 when compared to the same period in 2013, of which $88.0 million related to the acquired stations not included in the same period of 2013.  The remaining increase is primarily due to an increase in advertising revenues from the religion, food grocery/other, and furniture as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the schools, entertainment/other, and services.  Excluding political revenues, our local broadcast revenues were up $300.0 million for the nine months ended September 30, 2014 compared to the same period in 2013, of which $264.1 million related to the acquired stations not included in the same period in 2013. The remaining increase is primarily due to an increase in advertising revenues from the religion, automotive and medical sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the direct response, media and fast food sectors.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include national time sales and other national revenues, were up $14.2 million for the third quarter 2014 when compared to the same period in 2013, of which $19.0 million related to the acquired stations not included in the same period of 2013.  The remaining decrease is primarily due to a decline in advertising revenues in the direct response, food grocery/other, and automotive sectors. Excluding political revenues, our national broadcast revenues were up $44.5 million for the nine months ended September 30, 2014 compared to the same period in 2013, of which $58.2 million related to the acquired stations not included in the same period in 2013.  The remaining decrease is primarily due to a decline in advertising revenues in the restaurant/other, automotive and direct response sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change			Percent Change
	2014	2013	Increase	2014	2013	Increase

Station production expenses	$150.3	$98.9	52.0%	$411.6	$265.1	55.3%
Station selling, general and administrative expenses	$97.3	$66.1	47.2%	$261.8	$171.4	52.7%
Amortization of program contract costs and net realizable value adjustments	$28.6	$19.2	49.0%	$76.1	$56.7	34.2%
Corporate general and administrative expenses	$13.2	$14.6	(9.6)%	$40.6	$35.0	16.0%
Depreciation and amortization expenses	$57.2	$32.4	76.5%	$151.7	$89.8	68.9%

Station production expenses.  Station production expenses increased $51.4 million during the third quarter of 2014 as compared to the same period in 2013, of which $41.3 million related to acquired stations not included in the same period of 2013. Station production expenses increased $146.5 million during the nine months ended September 30, 2014 as compared to the same period in 2013, of which $124.0 million related to stations not included in the same period in 2013. The remaining increase for both the three and nine month period is primarily due to an increase in fees pursuant to network affiliation agreements and compensation expense.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $31.2 million during the third quarter of 2014 compared to the same period in 2013, of which $28.9 million related to acquired stations not included in the same period of 2013. Station selling, general and administrative expenses increased $90.5 million for the nine months ended September 30, 2014 compared to the same period in 2013, of which $86.3 million related to the acquired stations not included in the same period in 2013.  The remaining increase for both the three and nine month period is primarily due to an increase in information technology infrastructure costs and compensation expense, partially offset by a decrease in health care costs and digital interactive expenses.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $9.4 million during the third quarter of 2014 compared to the same period in 2013, of which $4.5 million related to acquired stations not included in the same period of 2013. The amortization of program contract costs increased $19.4 million during the nine months ended September 30, 2014 compared to the same period in 2013, of which $13.5 million related to acquired stations not included in the same period of 2013. The remaining increase for both the three and nine month period is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $24.8 million during the third quarter of 2014 compared to the same period in 2013, of which $25.0 million related to acquired stations not included in the same period of 2013. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $61.9 million for the nine months ended September 30, 2014 compared to the same period in 2013, of which $65.6 million related to acquired stations not included in the same period in 2013. The remaining decrease for both the three and nine month period is primarily due to assets becoming fully depreciated or amortized.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, Dielectric, LLC, a manufacturer of broadcast equipment, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $3.4 million to $18.4 million during the third quarter 2014 compared to $15.0 million during the same period in 2013.  For the nine months ended September 30, 2014, revenues for our other operating divisions increased $11.5 million to $50.8 million compared to $39.3 million during the same period in 2013.  Expenses of our other operating divisions including operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, increased $5.6 million to $18.3 million during the third quarter 2014 compared to $12.7 million during the same period in 2013. For the nine months ended September 30, 2014, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense, increased $18.0 million to $51.4 million compared to $33.4 million during the same period in 2013. The increases in both revenue and expenses relate primarily to the Alarm Funding, Triangle, and acquisition of Dielectric, which was acquired in June 2013.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations, within other operating divisions.  During the three months ended September 30, 2014, we recorded a loss of $0.2 million related to our real estate ventures and income of $2.1 million related to certain private investment funds.  For the nine months ended September 30, 2014, we recorded a loss of $0.5 million related to our real estate ventures and income of $3.1 million related to certain private investment funds. During the three months ended September 30, 2013, we recorded income of $1.0 million related to our real estate ventures and income of $0.6 million related to certain private investment funds. During the nine months ended September 30, 2013, we recorded a loss of $1.3 million related to our real estate ventures and income of $1.4 million related to certain private investment funds, partially offset by a $0.4 million impairment charge related to one of the investments within one of the funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Change (Increase/			Percent Change (Increase/
	2014	2013	(Decrease))	2014	2013	(Decrease))
Corporate general and administrative expenses	$3.7	$0.9	311.1%	$8.9	$2.7	229.6%
Interest expense	$46.9	$39.0	20.3%	$124.6	$120.6	3.3%
Loss from extinguishment of debt	$—	$—	—	$—	$(16.3)	(100.0)%
Income tax provision	$(7.5)	$(4.5)	66.7%	$(45.4)	$(23.0)	97.4%

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

Corporate general and administrative expenses combined increased by $0.9 million and $11.4 million for the three and nine months ended September 30, 2014, respectively, when compared to the same period in 2013.  The increase is primarily due to an increase in overhead costs related to our recent acquisitions and includes $2.4 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, of development costs associated with ONE Media, LLC.

We expect corporate general and administrative expenses to decrease slightly in the fourth quarter of 2014 compared to third quarter of 2014.

Interest expense.  Interest expense increased for the three and nine months ended September 30, 2014 due to the issuance of $350.0 million of 6.375% Notes in the fourth quarter of 2013, the issuance of $550.0 million of 5.625% Notes and incremental borrowings on our Term Loan A and Term Loan B under our Bank Credit Agreement in the third quarter of 2014. Additionally, interest expense increased for the nine months ended September 30, 2014 due to the issuance of $600.0 million of 5.375% Notes in the second quarter of 2013. The increase in interest expense for both the three and nine months ended September 30, 2014, was partially offset by a decrease in interest expense due to the redemption of our 9.25% Notes, 4.875% Notes and 3.0% Notes in the fourth quarter of 2013. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three and nine months ended September 30, 2014 including the effects of the noncontrolling interest was a provision of 13.4% and 28.0%, respectively, as compared to a provision of 12.9% and 27.8% during the same periods in 2013, respectively. The effective tax rate for the three and nine months ended September 30, 2014 is reduced by an $11 million reduction in liability for unrecognized tax benefits as a result of statute of limitations expiration, while the effective tax rate in the same periods in 2013 is reduced by a $5.3 million, net of taxes, release of a valuation allowance related to state NOL carryforwards due to a law change in a state tax jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had $99.4 million in cash and cash equivalent balances and net working capital of approximately $110.2 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of September 30, 2014, we had $482.2 million of borrowing capacity available on our Revolving Credit Facility.

During February and March 2014, we repurchased 2.9 million shares of Class A Common Stock for $82.4 million.  The repurchase was completed using cash on hand.  During September 2014, we repurchased an additional 1.0 million shares for $26.1 million. As of September 30, 2014, we had $159.0 million remaining under our existing $300.0 million repurchase authorization.

During October 2014, we repurchased $24.2 million or 0.9 million shares of our Class A common stock at an average price of $25.59 per share and have $135 million of remaining authorization.

In July 2014, we amended and restated our existing bank credit facility raising $400.0 million of incremental term loan B.  The incremental credit facility matures in July 2021.  Additionally, $327.7 million of term loan A, including $72.5 million of the remaining $108.2 million delayed draw, were converted into revolving commitments.  After conversion, the total revolving commitments were $485.2 million.  As of September 30, 2014, we have $319.3 million of outstanding term loan A, plus an additional $35.7 million under the delayed draw which was drawn on October 14, 2014.  In addition, we have $1,041.5 million in outstanding term loan B and the total revolver capacity of $482.2 million was available as of September 30, 2014.

In July 2014, we issued $550.0 million of senior unsecured notes, which bear interest at a rate of 5.625% per annum and mature on August 1, 2024.  The proceeds from the offering of the 5.625% Notes, together with borrowings under our Bank Credit Agreement and cash on hand, were used to finance the acquisition of the Allbritton companies on July 31, 2014.

Effective October 15, 2014, we redeemed all of the outstanding 8.375% Senior Notes due 2018, representing $237.5 million aggregate principal amount of Notes. Upon the redemption, along with the principal, we paid the accrued and unpaid interest and a make whole premium of $9.9 million, for a total of $257.4 million paid to note holders.  We expect to record a loss on extinguishment of $14.6 million in the fourth quarter of 2014 related to this redemption.  The redemption was funded with a $35.7 million delayed draw on our term loan A, a draw on our amended bank credit agreement, and cash on hand.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash flows from operating activities	$178.4	$97.3	$358.4	$150.6

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(31.6)	$(11.6)	$(58.2)	$(28.8)
Payments for acquisition of television stations	(1,071.4)	(399.3)	(1,071.4)	(495.4)
Investment in other operating divisions	(7.8)	(5.6)	(23.9)	(16.6)
Proceeds from sale of broadcast assets	83.2	—	83.2	28.0
Proceeds from insurance settlement	—	—	17.1	—
Increase in restricted cash	(91.9)	(7.4)	(92.6)	(41.0)
Other, net	3.9	(6.2)	(1.1)	(2.9)
Net cash flows used in from investing activities	$(1,115.6)	$(430.1)	$(1,146.9)	$(556.7)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$958.8	$36.5	$1,061.5	$1,198.8
Repayments of notes payable, commercial bank financing and capital leases	(265.3)	(6.4)	(286.4)	(998.1)
Proceeds from sale of Class A Common Stock	—	—	—	472.4
Repurchase of outstanding Class A Common Stock	(26.0)	—	(108.4)	—
Dividends paid on Class A and Class B Common Stock	(16.0)	(15.0)	(45.3)	(41.9)
Other, net	(10.6)	(4.1)	(13.7)	(19.0)
Net cash flows from financing activities	$640.9	$11.0	$607.7	$612.2

Operating Activities

Net cash flows from operating activities increased during the three and nine months ended September 30, 2014 compared to the same period in 2013.  This is primarily due to receipt of more cash from customers, which is primarily related to the acquired stations not included in the same period in 2013, timing of interest payments and payments to vendors, partially offset by higher overhead expenses primarily due to our acquisitions since the same period in 2013 and higher program payments.

Investing Activities

Net cash flows used in investing activities increased during the three months ended September 30, 2014 compared to the same period in 2013.  The increase is primarily due to more cash used for station acquisitions and capital expenditures, partially offset by an increase sales of broadcast assets.

Net cash flows used in investing activities increased during the nine months ended September 30, 2014 compared to the same period in 2013.  The increase is primarily due to more cash used for station acquisitions and capital expenditures, partially offset by an increase sales of broadcast assets and proceeds from insurance settlements.

In the fourth quarter of 2014, we anticipate incurring lower capital expenditures than incurred in the third quarter of 2014.

Financing Activities

Net cash flows from financing activities increased for the three months ended September 30, 2014, compared to the same period in 2013.  The increase mostly relates to the issuance of the 5.625% Notes and amendment of the bank credit agreement during the third quarter 2014, partially offset by the repurchase of Class A Common Stock during the third quarter of 2014.

Net cash flows from financing activities decreased for the nine months ended September 30, 2014, compared to the same period in 2013. The change mostly relates to the proceeds from the sale of Class A Common Stock in 2013 and repurchase of Class A Common Stock during the 2014, partially offset by the issuance of the 5.625% Notes and amendment of the bank credit agreement during the third quarter 2014.

In November 2014, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of September 30, 2014, there were no material changes to our contractual cash obligations.

See Liquidity and Capital Resources for discussion on issuance of 5.625% Notes, amendment and restatement of the Bank Credit Facility during the nine months ended September 30, 2014, and redemption of the 8.375% Notes in October 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2014.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 1, 2014, the Company acquired Allbritton Communications (see Note 2 Acquisitions to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the acquired company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
07/01/14 — 07/31/14	—	—	—	$—
08/01/14 — 08/31/14	—	—	—	$—
09/01/14 — 09/30/14	1,004,400	26.17	1,004,400	$159.0

(1)         All repurchases were made in open-market transactions.

(2)         On February 6, 2008, the Board of Directors renewed a $150.0 million share repurchase program. On March 20, 2014, the Board of Directors authorized a new $150.0 million share repurchase authorization. There is no expiration date for this program and currently, management has no plans to terminate this program.  As of September 30, 2014, the total remaining authorization was $159.0 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014)

4.2

Registration Rights Agreement, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the Guarantors identified therein and J.P. Morgan Securities LLC. as representative for RBC Capital Markets, LLC, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Moelis & Company LLC and LionTree Advisors LLC. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014)

10.1

Sixth Amended and Restated Credit Agreement, dated as of July 31, 2014, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 6, 2014).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November 2014.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Indenture, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014)

4.2

Registration Rights Agreement, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the Guarantors identified therein and J.P. Morgan Securities LLC. as representative for RBC Capital Markets, LLC, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Moelis & Company LLC and LionTree Advisors LLC. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014)

10.1

Sixth Amended and Restated Credit Agreement, dated as of July 31, 2014, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 6, 2014).

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