Form 10-K
period 2014-12-31
SINCLAIR BROADCAST GROUP INC
filed 2015-03-02
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing sales price of $34.75 per share as of June 30, 2014, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $2,471.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 20, 2015
Class A Common Stock	69,314,960
Class B Common Stock	25,928,357

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

SINCLAIR BROADCAST GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

•                  our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top content;

•                  the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the auctioning and potential reallocation of our broadcasting spectrum;

•                  the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations (including regulations relating to Joints Sales Agreements (JSA) and Shared Services Agreements (SSA)), closed captioning rules, indecency regulations, retransmission fee regulations and political or other advertising restrictions;

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

•                 the success of our digital initiatives in a competitive environment.

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

PART I

ITEM 1.            BUSINESS

We are a diversified television broadcasting company that owns or provides certain programming, operating or sales services to more television stations than most other commercial broadcasting groups in the United States.  Our broadcast group is a single reportable segment for accounting purposes. We own, provide programming and operating services pursuant to local marketing agreements (LMAs) or provide sales services and other non-programming operating services pursuant to contracts to 164 stations in 79 markets. These stations broadcast 373 channels, including 211 channels affiliated with primary networks or program service providers comprised of:  FOX (46), ABC (33), CBS (29), NBC (21), CW (44), MNT (33), and Univision (5).  The other 162 channels broadcast programming from This TV, Me TV, GetTV, Grit, Weather Radar, Weather Nation, Live Well Network, Antenna TV, Bounce Network, Heartland, Zuus Country Network, Retro TV, Estrella TV, MundoFox, Inmigrante TV, Azteca, and Telemundo, and one channel broadcasts independent programming.  For the purpose of this report, these channels are referred to as “our” stations.  Refer to our Markets and Stations table later in this Item 1 for more information.

We broadcast free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary station channels consists of network provided programs, news produced locally, local sporting events, programming from program service arrangements, syndicated entertainment programs and other locally produced programs such as the American Sports Network, our collegiate sports initiative launched in 2014, and Ring of Honor wrestling.  We produce news at 102 stations in 75 markets, including one station where we produce news pursuant to a local news sharing arrangement for a competitive station in that market.  We have 20 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.  We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third party television producers.  See Operating Strategy later in this Item 1 for more information regarding the programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 750 sales account executives and 90 local sales managers company-wide.

We also earn revenue from our retransmission consent agreements through payments from MVPDs in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our broadcast signal and is typically based on the number of subscribers they have.

Our operating results are subject to cyclical fluctuations from political advertising.  Political spending has been significantly higher in the even-number years due to the cyclicality of political elections.  In addition, every four years, political spending is typically elevated further due to the advertising preceding the presidential election.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed.  We believe political advertising will continue to be a strong advertising category in our industry, particularly in light of the 2010 United States Supreme Court decision in Citizens United v. Federal Election Commission in which the Supreme Court ruled that federal laws limiting issue advocacy by for-profit and non-profit corporations was unconstitutional.  With increased spending by Political Action Committees (PACs), including so-called Super PACs and as political-activism around social, political, economic and environmental causes continues to draw attention, political advertising levels may increase further.

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

We have one reportable operating segment: “broadcast.” Our broadcast segment is comprised of all of our television stations.  We also earn revenues from sign design and fabrication, regional security alarm operating and bulk acquisitions, manufacturing and service of broadcasting antennas and transmitters, real estate ventures and a wrestling programming franchise, which we refer to as our “Other Operating Divisions.”  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Our Other Operating Divisions and Corporate are not reportable segments.  See Note 14. Segment Data for more information regarding our operating segments.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

TELEVISION BROADCASTING

Markets and Stations

As of December 31, 2014, we own and operate or provide programming and/or sales and other shared services to television stations in the following 79 markets:

Market	Market Rank (a)	Num. of Channels Total/ (Primary)(d)	Stations(e)	Network Affiliation(f)	Network Affiliation Expiration(b)	Station Rank in Market (c)
Washington, DC	8	3(1)	WJLA	ABC	12/31/2017	2 of 8
Seattle /Tacoma, WA	14	5(2)	KOMO KUNS	ABC Univision	8/31/2019 12/31/2014	3 of 10 N/A
Minneapolis, MN	15	3(1)	WUCW	CW	8/31/2016	5 of 7
St. Louis, MO	21	3(1)	KDNL	ABC	8/31/2020	4 of 7
Pittsburgh, PA	22	4(2)	WPGH WPMY	FOX MNT	12/31/2017 8/31/2015	4 of 7 6 of 7
Portland, OR	23	7(3)	KATU KUNP	ABC Univision	8/31/2019 12/31/2014	2 of 8 N/A
Raleigh / Durham, NC	25	4(2)	WLFL WRDC	CW MNT	8/31/2016 8/31/2015	5 of 8 6 of 8
Baltimore, MD	26	7(3)	WBFF WNUV(g) WUTB(h)	FOX CW MNT	12/31/2017 8/31/2016 8/31/2015	3 of 6 5 of 6 6 of 6
Nashville, TN	29	7(3)	WZTV WUXP WNAB(h)	FOX MNT CW	12/31/2017 8/31/2015 8/31/2016	4 of 8 6 of 8 7 of 8
Columbus, OH	32	6(4)	WSYX WTTE(g) WWHO(h)	ABC FOX CW	8/31/2020 12/31/2017 12/31/2016	2 of 7 4 of 7 5 of 7
San Antonio, TX	33	6(3)	WOAI KABB KMYS(h)	NBC FOX CW	1/1/2016 12/31/2017 8/31/2016	3 of 7 4 of 7 5 of 7
Salt Lake City, UT	34	5(5)	KUTV KMYU	CBS MNT	4/29/2017 8/31/2015	1 of 7 7 of 7
Milwaukee, WI	35	5(2)	WVTV WCGV	CW MNT	8/31/2016 8/31/2015	6 of 9 8 of 9
Cincinnati, OH	36	4(3)	WKRC WSTR(h)	CBS/ CW MNT	6/2/2016 8/31/2016 8/31/2015	1 of 7 N/A 5 of 7
Asheville, NC / Anderson, SC / Greenville Spartanburg, SC	37	6(3)	WLOS WMYA(g)	ABC MNT	8/31/2020 8/31/2015	3 of 7 5 of 7

Market	Market Rank (a)	Num. of Channels Total/ (Primary)(d)	Stations(e)	Network Affiliation(f)	Network Affiliation Expiration(b)	Station Rank in Market (c)
West Palm Beach / Fort Pierce, FL	38	7(4)	WPEC WTVX WTCN-CA	CBS CW/ MNT	1/31/2016 8/31/2016 8/31/2015	2 of 7 5 of 7 6 of 7
Austin, TX	39	2(1)	KEYE	CBS	4/29/2017	3 of 6
Grand Rapids / Kalamazoo, MI	40	2(2)	WWMT	CBS/ CW	12/31/2016 8/31/2016	1 of 6 N/A
Las Vegas, NV	41	6(3)	KSNV KVCW	NBC CW MNT	8/31/2015 8/31/2016 9/8/2011	3 of 6 5 of 6 6 of 6
Norfolk, VA	42	3(1)	WTVZ	MNT	8/31/2015	6 of 7
Birmingham, AL	43	15(7)(j)	WBMA WTTO/ WDBB(g) WABM	ABC CW MNT	12/31/2017 8/31/2016 8/31/2015	3 of 8 5 of 8 6 of 8
Oklahoma City, OK	44	5(2)	KOKH KOCB	FOX CW	12/31/2017 8/31/2016	4 of 8 5 of 8
Harrisburg / Lancaster / Lebanon / York, PA	45	4(3)	WHP WLYH(g)	CBS/ MNT CW	6/2/2016 8/31/2015 5/30/2016	2 of 7 N/A 5 of 7
Greensboro / High Point / Winston Salem, NC	46	5(2)	WXLV WMYV	ABC MNT	8/31/2020 8/31/2015	4 of 7 5 of 7
Buffalo, NY	52	5(2)	WUTV WNYO	FOX MNT	12/31/2017 8/31/2015	4 of 7 6 of 7
Providence, RI / New Bedford, MA	53	2(1)	WJAR	NBC	12/31/2015	1 of 7
Fresno / Visalia, CA	54	5(3)	KMPH KFRE	FOX CW	12/31/2015 8/31/2016	2 of 7 5 of 7
Wilkes Barre / Scranton, PA	55	8(7)	WOLF(g) WQMY(g) WSWB(h)	FOX MNT CW	6/30/2016 9/1/2015 8/31/2017	4 of 7 7 of 7 6 of 7
Little Rock / Pine Bluff, AR	56	3(1)	KATV	ABC	12/31/2017	2 of 8
Richmond, VA	57	2(2)	WRLH	FOX MNT	12/31/2017 12/31/2015	4 of 6
Albany, NY	58	5(3)	WRGB WCWN	CBS CW	1/31/2016 8/31/2016	1 of 6 5 of 6
Mobile, AL / Pensacola, FL	59	8(3)	WEAR WPMI(h) WJTC(h) WFGX	ABC NBC IND MNT	8/31/2020 1/1/2016 None 8/31/2015	2 of 8 4 of 8 5 of 8 6 of 8
Tulsa, OK	60	3(1)	KTUL	ABC	12/31/2017	2 of 11
Lexington, KY	63	3(1)	WDKY	FOX	12/31/2017	4 of 8
Dayton, OH	64	5(3)	WKEF WRGT(g)	ABC FOX/ MNT	8/31/2020 12/31/2017 12/31/2015	3 of 5 4 of 5
Wichita / Hutchinson, KS	65	12(6)	KAAS/KSAS/ KOCW KMTW(g)	FOX MNT	12/31/2017 8/31/2015	4 of 6 6 of 6

Market	Market Rank (a)	Num. of Channels Total/ (Primary)(d)	Stations(e)	Network Affiliation(f)	Network Affiliation Expiration(b)	Station Rank in Market (c)
Charleston / Huntington, WV	66	5(2)	WCHS WVAH	ABC FOX	8/31/2020 12/31/2017	2 of 6 4 of 6
Roanoke / Lynchburg, VA	67	3(1)	WSET	ABC	12/31/2017	2 of 5
Green Bay / Appleton, WI	68	2(2)	WLUK WCWF	FOX CW	12/31/2017 8/31/2016	2 of 7 5 of 7
Flint / Saginaw / Bay City, MI	70	9(5)	WEYI(h) WSMH WBSF(h)	NBC FOX CW	12/31/2015 12/31/2017 8/31/2016	3 of 7 4 of 7 5 of 7
Des Moines, IA	72	3(1)	KDSM	FOX	12/31/2017	4 of 6
Spokane, WA	73	2(1)	KLEW	CBS	2/29/2016	N/A
Omaha, NE	74	6(3)	KPTM KXVO(g)	FOX/ MNT CW	12/31/2015 12/31/2015 8/31/2016	4 of 8 5 of 8
Toledo, OH	76	2(1)	WNWO	NBC	12/31/2015	3 of 6
Columbia, SC	77	2(1)	WACH	FOX	6/30/2017	4 of 5
Rochester, NY	78	5(3)	WHAM(h) WUHF	ABC/ CW FOX	12/31/2017 8/31/2016 12/31/2017	3 of 6 4 of 6
Portland, ME	80	4(2)	WGME WPFO(h)	CBS FOX	12/31/2018 6/30/2016	2 of 6 4 of 6
Cape Girardeau, MO / Paducah, KY	81	5(3)	KBSI WDKA(g)	FOX MNT	12/31/2017 8/31/2015	4 of 6 5 of 6
Madison, WI	82	3(1)	WMSN	FOX	12/31/2017	4 of 6
Syracuse, NY	84	6(4)	WSTM WTVH(h)	NBC/ CW CBS	12/31/2015 8/31/2016 12/31/2015	2 of 8 7 of 8 3 of 8
Champaign / Springfield / Decatur, IL	85	11(5)	WICD/WICS WRSP/WCCU(h) WBUI(h)	ABC FOX CW	8/31/2020 12/31/2015 8/31/2016	3 of 6 4 of 6 6 of 6
Harlingen / Weslaco / Brownsville / McAllen, TX	86	2(1)	KGBT	CBS	12/31/2018	2 of 8
Chattanooga, TN	88	3(1)	WTVC	ABC	8/31/2020	1 of 7
Cedar Rapids, IA	90	5(2)	KGAN KFXA(h)	CBS FOX	12/31/2018 12/31/2017	3 of 5 4 of 5
El Paso, TX	91	5(3)	KDBC KFOX	CBS/ MNT FOX	8/31/2016 10/30/2015 6/30/2017	2 of 7 3 of 7
Savannah, GA	92	1(1)	WTGS	FOX	12/31/2017	4 of 6
Charleston, SC	95	4(2)(j)	WCIV	ABC MNT	12/31/2017 8/31/2015	2 of 6 5 of 6
Myrtle Beach / Florence, SC	102	4(3)	WPDE WWMB(g)	ABC CW	12/31/2018 8/31/2016	2 of 6 5 of 6
Johnstown / Altoona, PA	104	3(1)	WJAC	NBC	12/31/2017	1 of 5

Market	Market Rank (a)	Num. of Channels Total/ (Primary)(d)	Stations(e)	Network Affiliation(f)	Network Affiliation Expiration(b)	Station Rank in Market (c)
Tallahassee, FL	106	3(3)	WTWC WTLF(h)	NBC/ FOX CW	12/31/2016 6/30/2016 8/31/2017	3 of 6 4 of 6 5 of 6
Reno, NV	107	7(3)	KRNV(h) KRXI KAME(g)	NBC FOX MNT	12/31/2017 6/30/2017 8/31/2015	3 of 6 4 of 6 5 of 6
Boise, ID	109	5(3)	KBOI	CBS/ CW	2/29/2016 8/31/2016	2 of 9 7 of 9
Peoria / Bloomington, IL	117	2(2)	WHOI(i)	ABC/ CW	8/31/2019 8/31/2016	3 of 6
Traverse City / Cadillac, MI	118	8(8)	WPBN/WTOM WGTU/WGTQ(h)	NBC ABC/ CW	12/31/2015 12/31/2017 8/31/2016	2 of 4 3 of 4
Macon, GA	119	2(2)	WGXA	FOX/ ABC	6/30/2016 12/31/2015	2 of 5
Eugene, OR	120	13(9)	KVAL/KCBY/ KPIC KMTR/KMCB/ KTCW(h)	CBS NBC/ CW	2/29/2016 12/31/2015 8/31/2016	1 of 6 3 of 6
Yakima / Pasco / Richland / Kennewick, WA	122	8(6)	KEPR/KIMA KVVK-CD/ KUNW-CD	CBS/ CW Univision	2/29/2016 8/31/2019 12/31/2014	1 of 6 N/A
Bakersfield, CA	127	5(3)	KBAK	CBS/ FOX	3/3/2016 12/31/2015	2 of 6 4 of 6
Amarillo, TX	130	4(4)	KVII/KVIH	ABC/ CW	12/31/2018 8/31/2016	2 of 7
Columbia / Jefferson City, MO	138	3(1)	KRCG	CBS	6/30/2015	1 of 7
Medford, OR	140	3(2)	KTVL	CBS/ CW	1/31/2016 8/31/2016	2 of 6
Beaumont, TX	141	5(3)	KFDM KBTV(h)	CBS/ CW FOX	1/31/2016 8/31/2016 12/31/2017	1 of 6 3 of 6
Sioux City, IA	149	7(5)	KMEG(h) KPTH	CBS FOX/ MNT	1/31/2016 12/31/2015 11/1/2014	3 of 7 4 of 7
Albany, GA	152	3(1)	WFXL	FOX	6/30/2017	3 of 7
Wheeling, WV / Steubenville, OH	157	3(2)	WTOV	NBC/ FOX	12/31/2017 1/16/2015	1 of 5
Gainesville, FL	162	4(3)	WGFL(g) WNBW(h)	CBS/ MNT NBC	6/30/2017 9/1/2015 1/1/2016	2 of 6 6 of 6 4 of 6
Quincy, IL / Hannibal, MO / Keokuk, IA	170	3(2)	KHQA	CBS/ ABC	6/30/2015 8/31/2020	2 of 5
Marquette, MI	180	3(2)	WLUC	NBC/ FOX	12/31/2015 6/30/2017	1 of 7
Ottumwa, IA / Kirksville, MO	200	2(2)	KTVO	ABC/ CBS	12/31/2018 4/30/2015	1 of 4

Total Television Channels		373(211)

(a)         Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of September 2014.

(b)         When we negotiate the terms of our network affiliations or program service arrangements, we negotiate on behalf of all of our stations affiliated with that entity simultaneously.  This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements.

(c)          The first number represents the rank of each station in its market and is based upon the November 2014 Nielsen estimates of the percentage of persons tuned into each station in the market from 6:00 a.m. to 2:00 a.m., Monday through Sunday.  The second number represents the estimated number of television stations designated by Nielsen as “local” to the DMA, excluding public television stations and stations that do not meet the minimum Nielsen reporting standards (weekly cumulative audience of at least 0.1%) for the Monday through Sunday 6:00 a.m. to 2:00 a.m. time period as of November 2014.  This information is provided to us in a summary report by Franco Research Group.

(d)         Our primary networks / program service providers are comprised of FOX, ABC, CBS, NBC, CW, MNT, and Univision.

(e)          We have a total of 14 other low powered stations, in certain markets which expand our signal by simulcasting our content throughout market.

(f)           In addition to our primary affiliations, we broadcast other programming from the following providers on our channels:

Market	Number of Channels	Number of Markets	Expiration Dates (1)
Antenna TV	5	1	September 1, 2013
Azteca	3	2	February 8, 2016
Bounce Network	4	4	August 31, 2019
Estrella TV	3	3	June 1, 2015 through September 30, 2015
Get TV	31	31	June 30, 2017
Grit	48	46	December 31, 2019
Heartland	3	1	October 31, 2015
Independent programming	1	1	N/A
Inmigrante TV	1	1	February 1, 2015
Live Well Network	2	2	June 30, 2014 through January 1, 2018
Me TV	11	10	January 16, 2015 through September 30, 2017
MundoFox	3	3	April 30, 2014 through September 30, 2015
Retro TV	6	6	October 1, 2010 through January 1, 2016
Telemundo	1	1	December 31, 2016
This TV	13	11	November 1, 2014 through December 31, 2015
News & Weather	14	12	December 31, 2016
Zuus Country	13	13	September 30, 2014
Total	162

(1)         If the affiliation agreement expires, we may continue to operate under the existing affiliation agreement on a temporary basis while we negotiate a new affiliation agreement.

(g)          The license assets for these stations are currently owned by third parties.  We provide programming, sales, operational and administrative services to these stations pursuant to certain service agreements, such as LMAs.

(h)         The license and programming assets for these stations are currently owned by third parties. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to service agreements, such as joint sales and shared services agreements.

(i)             The license and programming assets for these stations are currently owned by us. A third party provides certain non-programming related sales, operational and administrative services to these stations pursuant to service agreements, such as joint sales and shared services agreements.

(j)            Total includes WCFT and WJSU in Birmingham, AL and WMMP in Charleston, SC.  We sold the license and related assets of these stations to a third party on February 27, 2015.  See Note 11. Commitment and Contingencies for further discussion.

Operating Strategy

Our operating strategy includes the following elements:

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.  We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  See Popular Sporting Events below for further discussion.  Moreover, we produce news at 102 stations in 75 markets, including one station which have a local news sharing agreement with a competitive station in that market.  We have 20 stations which have local news sharing arrangements with a competitive station in that market, which produces the news aired on our station.

Television advertising prices are primarily based on ratings information measured and distributed by Nielsen.  In 2010, the Media Rating Council, an independent organization that monitors rating services, revoked Nielsen’s accreditation in the 154 markets in which Nielsen measures ratings exclusively by its diary methodology.  As of December 31, 2014, approximately 52 of our 79 markets are diary only markets.  For certain markets, including some of our diary markets, we entered into a contract with Rentrak Corporation, an alternative rating service provider, that uses set-top box television measurements to provide us additional measurement information to the ratings services Nielsen provides.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 750 sales account executives and 90 local sales managers company-wide. Excluding political advertising revenue, retransmission revenues, and other local revenues, 71.9% of our net time sales were local for the year ended December 31, 2014, compared to 70.2% in 2013. Excluding political advertising revenues, retransmission revenues, and other local revenues, local revenues increased 33.1% during 2014 versus 2013. Market share survey results reflect that our stations’ share of the local television advertising market increased to 23.8% in 2014 from 22.2% in 2013. Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. We assess the anticipated benefits and costs of producing local news prior to the introduction of local news at our stations because a significant investment in capital equipment is required and substantial operating expenses are incurred in introducing, developing and producing local news programming. We also continuously review the performance of our existing news operations to make sure they are economically viable. Excluding certain stations acquired during 2013, we have upgraded the majority of our markets to provide high-definition (‘‘HD’’) news programming. We expect to roll out HD news programming to our remaining news producing markets in the next couple of years. We expanded news in 17 markets during 2014 and plan to add additional newscasts in 7 markets in 2015.  During the year ended December 31, 2014, 29.7% of our net times sales were earned during the approximately 2,100 hours of local news we produce each per week.

Our local news initiatives are an important part of our strategy that have resulted in our entering into 21 local news sharing arrangements with other television broadcasters. We are the provider of news services for 1 instance, while in 20 of our news share arrangements we are the recipient of services. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

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

Ownership Duopolies and Utilization of Local Marketing Agreements.  We have sought to increase our revenues and improve our margins through the ownership of two stations in a single market, called a duopoly, and by providing programming services pursuant to a LMA to a second station in DMAs where we already own one station. Duopolies and LMAs allow us to realize significant economies of scale in marketing, programming, overhead and capital expenditures. We also believe these arrangements enable us to air popular programming and contribute to the diversity of programming within each DMA. See Local Marketing Agreements under Federal Regulation of the Television Broadcasting within Item 1. Business for discussion of the rules and changes to regulation related to LMAs.

Use of Outsourcing Agreements / Joint Sales Agreements (JSAs). In addition to our LMAs, we have entered into outsourcing agreements, including JSA/shared services agreements  (“SSAs”) in which our stations currently provide non-programming related services such as sales, operational and managerial services to 23 stations (excluding 5 satellite stations) in 20 markets, of which 13 are affiliated with major networks (FOX, ABC, CBS, and NBC) and 10 are affiliated with CW, MyNetwork TV, or are independent. Additionally, another party provides similar services to one of our stations. We believe the JSA/SSA structure allows stations to achieve operational efficiencies and economies of scale, which should improve broadcast cash flow and competitive positions and better serve the viewers in the community.  The FCC adopted a new rule in the March 30, 2014 Further Notice which causes a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station pursuant to a JSA or other arrangement. Parties to such agreements must come into compliance with these new rules by December 19, 2016. Appeals of that portion of the Further Notice have been filed in the U.S. Court of Appeals, and we cannot predict their outcome. We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements. In addition, on March 12, 2014, the FCC issued a public notice providing guidelines as to the FCC’s processing of applications that seek approval of proposed transactions that involve combinations of sharing arrangements and contingent or financial interests. These processing guidelines prevent us from entering into JSA/SSAs or similar agreements in connection with future acquisitions. See Local Marketing Agreements within the Federal Regulation of Television Broadcasting section below and Risk Factors - The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides viewers with additional programming alternatives at no additional cost to them. See Markets and Stations under Television Broadcasting within Item 1.Business for a listing of second and third digital channels and related affiliation. In addition, as noted below, we believe mobile DTV will serve as an additional use of our digital spectrum. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Mobile Digital Broadcast Television (mobile DTV).  Broadcasters continue to be excited about the possibilities of mobile TV. We continue to be engaged with other Broadcasters with many of our stations continuing to participate as part of the 130 stations reaching half of nation viewers. With mobile TV, viewers can tune in to live, local news, traffic information, weather, sporting events and entertainment programs from the convenience of their car, at the beach—wherever they may be, using a select variety of mobile and video devices. The technology uses the broadcast airwaves—not the Internet, not mobile broadband—and no Wi-Fi or expensive data-plans are needed. Through this activity and what we have learned as an industry, we are preparing for the future advancements, capabilities and business opportunities that will come with a Next Generation Broadcast Platform (Next Gen).

We were founding member of the Open Mobile Video Coalition (‘‘OMVC’’) and Mobile500 (‘‘M500’’). The OMVC, an alliance of broadcasters that dedicated efforts to accelerate the development and rollout of mobile television, was integrated within activities of the National Association of Broadcasters.

We continue to believe that the technical ability to receive our television broadcast content on mobile devices will be attractive to individuals and broad consumer audiences. We installed and run current mobile DTV services at WPGH-TV, WSYX-TV, WTTE-TV, WPEC-TV, WKRC-TV and KEYE-TV. Given the rapid advance of the Advanced Television Systems Committee (“ATSC”) and its NextGen (3.0) activity, we have chosen to not deploy within remaining markets. This has allowed engineering and other resources to be focused on NextGen activities.

Next Generation Broadcast Platforms. Cunningham Broadcast Corporation (Cunningham) received FCC approval to test advanced services (including mobile broadcasting and 4K-Ultra High Definition TV) on WNUV-TV in Baltimore, with both independent testing and demos as well as joint testing supervised and conducted by the National Association of Broadcasters (‘‘NAB’’). Data and demonstrations continue to illuminate the far reaching capabilities of a NextGen platform. The FCC has extended the station’s authority to operate as an experimental facility in order to continue to evaluate the performance of NextGen capabilities throughout the WNUV-TV service area.

In March 2013 the ATSC announced a request for proposals (‘‘RFP’’) for the ‘‘physical layer’’ of the next-generation broadcast TV standard that in the years ahead could replace the current digital broadcasting systems used in the United States and around the world. We responded to this RFP with a joint proposal that continues to progress through the ATSC standardization process. The physical layer is the core transmission system that is the basis for any over-the-air broadcast system. The ATSC is an international, non-profit organization developing voluntary standards for digital television.

There are many key goals’ for ATSC 3.0, and the work is progressing with a scheduled completion of a “Candidate Standard” before the end of 2015. The system will be much more flexible and efficient with spectrum; provide for integration with other ‘all IP’ delivery technologies, designed for mobile services; support targeted advertising capabilities; integrate features for delivery of personalized content; bring immersive viewing experiences that would include 4K or Ultra HD as well as advanced audio; include better video compression using the new MPEG H.265/High Efficiency Video Coding (‘‘HEVC’’) standard; and plans to make the standard more compatible with systems used globally.

Sinclair, together with Coherent Logix, a specialist in software-defined radio technology, was among the 13 groups that submitted proposals for the ATSC 3.0 transmission standard. The next-generation ATSC 3.0 broadcast television standard promises to provide improvements in performance, functionality and efficiency that are significant enough to warrant the challenges of a transition to a new system. The physical layer technologies will provide a foundation for the next terrestrial broadcast system. Robustness of service for devices operating within the ATSC 3.0 service area will exceed that of current ATSC systems and be truly competitive with that of cell phone and other wireless services.

ONE Media LLC. Sinclair and Coherent Logix, Inc., launched ONE Media LLC in May of 2014. This joint venture was formed to tackle and execute the development needs for a Next Generation Broadcast Platform (‘‘NGBP’’).  This activity came out of the joint submission provided by both companies in response to the ATSC RFP mentioned above. ONE Media has been launched to create a NGBP to deliver the ultimate user experience of wireless access to premium video content anytime, anywhere without a data cap.

Due to the shift of video viewing habits from traditional TV to mobile devices, a new broadcast platform is needed to provide for the convergence of broadcasting with wireless broadband services. Harmonizing television broadcasting with a variety of delivery platforms (including LTE-based mobile infrastructure and user devices) for new, converged IP based ‘hybrid’ services will enable new business models for the broadcast industry to realize the full potential of broadcast spectrum, which has long been hamstrung by inadequate technical standards and antiquated business models.

ONE Media is focused on creating an Open Network Enabled broadcast/broadband converged media and provide the Broadcast industry will the technological capability to succeed in a rapidly changing digital marketplace. In November of 2014, ONE Media announced that it completed its first system test of its Next Generation Broadcast Platform with outstanding results in transmitting fixed, mobile and data services to set-top and tablet devices.  Over-the-air testing of the ONE Media system commenced at a newly commissioned Austin, TX transmission facility at the end of 2014.  In conjunction with this and lab facilities, ONE Media is working with industry recognized vendors to develop a diversity of product and service providers for a robust support ecosystem.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach of over 37.5% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff and detailed long-term planning models.

Popular Sporting Events.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, Major League Baseball, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and certain other college and high school sports. We seek to expand our sports broadcasting in DMAs as profitable opportunities arise such as our purchase of the Ring of Honor professional wrestling franchise in May 2011. Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS and NBC have network arrangements to broadcast certain NBA basketball games, MLB baseball games, NFL football games, NHL hockey games, NASCAR races and PGA golf events, as well as other popular sporting events.  During 2014, we launched of the American Sports Network (“ASN”), our collegiate sports initiative to be broadcast on a number of our MyNet, CW and multi-cast channels.  ASN has entered into multi-year comprehensive sports rights agreements with a number of distinguished NCAA Division I conferences including Conference USA, the Colonial Athletic Association, Big South Conference, Southern Conference, the Patriot League, and the Western Athletic Conference. In addition to its college initiative, SNG produces local high school sports under the “Thursday Night Lights” and “Friday Night Rivals” brands, and recently secured rights to the 2014 Porsche GT3 Cup Challenge.

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

All of the stations that we currently own and operate or provide programming services or sales services to, pursuant to Time Brokerage Agreements (sometimes called Local Marketing Agreements (LMAs)), or other outsourcing agreements, are presently operating under regular licenses, which expire as to each station on the dates set forth under Television Broadcasting above.  Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed.

In 2004, we filed with the FCC an application for the license renewal of WBFF-TV in Baltimore, Maryland.  Subsequently, an individual named Richard D’Amato filed a petition to deny the application.  In 2004, we also filed with the FCC applications for the license renewal of television stations: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-

TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina and WMMP-TV, Charleston, South Carolina.  An organization calling itself “Free Press” filed a petition to deny the renewal applications of these stations and also the renewal applications of two other stations in those markets, which we program pursuant to LMAs: WTAT-TV, Charleston, South Carolina and WMYA-TV, Anderson, South Carolina.  Several individuals and an organization named “Sinclair Media Watch” also filed informal objections to the license renewal applications of WLOS-TV and WMYA-TV, raising essentially the same arguments presented in the Free Press petition.  The FCC is in the process of considering these renewal applications and we believe the objections have no merit.

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

On August 1, 2005, we filed applications with the FCC requesting renewal of the broadcast licenses for WICS-TV and WICD-TV in Springfield / Champaign, Illinois.  Subsequently, various viewers filed informal objections requesting that the FCC deny these renewal applications.  On September 30, 2005, we filed an application with the FCC for the renewal of the broadcast license for KGAN-TV in Cedar Rapids, Iowa.  On December 28, 2005, an organization calling itself “Iowans for Better Local Television” filed a petition to deny that application.  In April 2009, the FCC granted the license renewal application for WICD-TV.  On June 12, 2013, the FCC granted the KGAN-TV renewal.  The FCC is in the process of considering the WICS-TV and KGAN-TV renewal applications and we believe the objections and petitions requesting denial have no merit.

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

The FCC has made it difficult for us to predict the impact on our license renewals from allegations related to the airing of indecent material that may arise in the ordinary course of our business.  For example, on Veterans’ Day in November 2004, we preempted (did not air) “Saving Private Ryan,” a program that was aired during ABC’s network programming time.  We were concerned that since the program contained the use of the “F-word” (indecent material as defined by the FCC) airing the programming could result in a fine or other negative consequences for one or more of our ABC stations.  In February 2005, the FCC dismissed all complaints filed against ABC stations regarding this program.  The FCC’s decision justified what some may consider indecent material as appropriate in the context of the program.  Although this ruling has expanded the programming opportunities of our stations, it still leaves us at risk because what might be determined as legitimate context by us may not be deemed so by the FCC and the FCC will not rule beforehand as this may be considered a restriction of free speech.  For example, in September 2006, we preempted a CBS network documentary on the events that happened on September 11, 2001 because the program contained what some have argued is indecent material and the FCC would not provide, in advance of the airing of the documentary, any guidance on whether that material was appropriate in the context of the program.  In 2007, the U.S. Court of Appeals for the Second Circuit held that the FCC’s indecency policy regarding “fleeting expletives” was arbitrary and capricious when the FCC determined that “fleeting expletives” aired during the Golden Globes and Billboard Music Awards violated its indecency rules.  The FCC challenged the decision and the case was argued before the Supreme Court in November 2008.  Also in 2008 the U.S. Court of Appeals for the Third Circuit rejected an FCC decision concluding, among other things, that a fleeting display of nudity during the Super bowl halftime show was indecent.  On April 28, 2009, the Supreme Court overturned the Golden Globes and Billboard Music Awards decision of the Second Circuit and held that the FCC had adequately justified its departure from prior decisions in determining that it could sanction a station for a single “F-word” or “S-word” broadcast on that station.  However, the Supreme Court also remanded the case back to the Second Circuit for further consideration to resolve any First Amendment Constitutional issues raised by the FCC’s enforcement policy.  On May 16,

2009, the Supreme Court remanded the Super bowl halftime show case to the Third Circuit in order to consider the impact of the Supreme Court’s Golden Globes and Billboard Music Awards decision and to consider the same First Amendment issues that were remanded to the Second Circuit.  On July 13, 2010, the Second Circuit struck down the FCC’s indecency policy in its entirety.  On June 21, 2012, the Supreme Court vacated the Second Circuit’s decision that the FCC’s enforcement of its indecency rules was unconstitutional.  Although the Supreme Court refused to address whether the FCC’s indecency rules and the enforcement of them was unconstitutional, it did find that the agency did not give ABC and Fox “fair warning” that they could be fined for so-called “fleeting expletives” and nudity. The Court’s opinion permits the FCC to modify its current indecency policy.  It is unclear when the FCC might act as a result of the Court’s ruling and the FCC’s unclear policy make it difficult for us to determine what may be indecent programming.

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

To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast license, appropriate applications must be filed with the FCC.  If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public.  If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application.  A “pro forma” application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it.  If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant.  Generally, parties that do not file initial petitions to deny, or informal objections against the application, face difficulty in seeking reconsideration or review of the grant.  The FCC normally has an additional 10 days to set aside such grant on its own motion.  When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association.  In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.  In August 1999, the FCC revised its attribution and multiple ownership rules and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station.  Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For the purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships.  Debt includes all liabilities whether long-term or short-term.  In addition, LMAs are attributable where a licensee holds an attributable interest in a television station and programs more than 15% of another television station in the same market, and JSAs are attributable where a license holds an attributable interest in a television station and sells more than 15% of the advertising on another station in the same market.

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

As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately 76.5% as of February 13, 2015 of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

The relevant ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule.  The FCC’s radio / television cross-ownership rule (the “one to a market” rule) generally permits a party to own a combination of up to two television stations and six radio stations in the same market, depending on the number of independent media voices in the market.

Newspaper / Broadcast Cross-Ownership Rule.  The FCC’s rule generally prohibits the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  We do not currently own any daily newspapers, nor do we have current plans to acquire one.

On March 30, 2014, the FCC issued a further Notice of Proposed Rulemaking and Report and Order (the ‘‘Further Notice’’) to consider changes in its ownership rules, and announced that it would incorporate the record of the pending 2010 review of those rules into the 2014 review.  If the FCC institutes further limitations on broadcast ownership as a result of that review, we could be adversely affected.  See Changes in rules on television ownership within Item 1A. Risk Factors for a discussion of this subject.

Dual Network Rule.  The four major television networks, FOX, ABC, CBS and NBC, are prohibited, absent a waiver, from merging with each other.  In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control other television networks, such as The CW or program service arrangements, such as MyNetworkTV.

National Ownership Rule.  As of 2004, by statute, the national television viewing audience reach cap is 39%.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Additionally, since historically, very high frequency, or VHF stations (channels 2 through 13) have shared a larger portion of the market than ultra-high frequency, or UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the UHF discount). On September 26, 2013, the FCC initiated a rulemaking seeking comment on whether (a) the FCC has the authority to modify the national ownership rule, including revision or elimination of the UHF discount; (b) the UHF discount should be eliminated; (c) if the UHF discount is eliminated, grandfathering should be accorded where owners of television groups would exceed the 39% national audience cap by virtue of the elimination of the discount; and should a discount for VHF station ownership be adopted.  We cannot predict the outcome of that rulemaking.  While this rulemaking is pending, the FCC may not allow us to acquire additional television stations that would put us over the 39% cap without application of the UHF discount.

All but twenty-eight of the stations we own and operate, or to which we provide programming services, are UHF.  Counting all our present stations and pending transactions, we reach over 37% of U. S. television households or 23.6% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is Grade B overlap between the two stations’ broadcast signals and generally may own two stations in the same market:

•                  if there is no Grade B overlap between the stations; or

•                  if the market containing both the stations will contain at least eight independently owned full-power television stations post-merger (the eight voices test) and not more than one station is among the top-four rated stations in the market.

In addition, a party may request a waiver of the rule to acquire a second or third station in the market if the station to be acquired is economically distressed or not yet constructed and there is no party who does not own a local television station who would purchase the station for a reasonable price.

Antitrust Regulation.  DOJ and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act and have reviewed matters related to the concentration of ownership within markets (including LMAs and outsourcing agreements) even when ownership or the LMA or other outsourcing agreement in question is permitted under the laws administered by the FCC or by FCC rules and regulations.  The DOJ takes the position that an LMA or other outsourcing agreement entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Antitrust Improvements Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

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

If we are required to terminate or modify our LMAs, our business could be adversely affected in several ways, including losses on investments and termination penalties.  For more information on the risks, see Changes in rules on local marketing agreements within The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets within Risk Factors and Changes in the Rules on Television Ownership and Local Marketing Agreements  within Note 11. Commitments and Contingencies for further discussion.

In addition, if Cunningham were to exercise its put rights under the acquisition and merger agreements and the LMAs, each as amended and/or restated, we may have to find a suitable third party to assume our purchase obligations because we are not permitted to purchase such stations under current FCC rules. In the event of any such assignments, new applications will have to be filed to reflect the third party as the applicant. In that event, upon the closing of the assignment to such third party, our appeals relating to the 1999 local television ownership rules with respect to our non-grandfathered LMAs may be moot and the non-grandfathered LMAs may be terminated.

In its Order approving the Allbritton transaction, the FCC expressed concerns that an LMA between Sinclair and Cunningham in the Charleston market was impermissible because it was entered into after the grandfathering date of LMAs, and that it believed Sinclair therefore apparently violated the local TV ownership rule with respect to its continued operation of that LMA.  The same agreement that governs the Charleston LMA also governs LMAs between Sinclair and Cunningham in three other markets.  The existence of the Charleston LMA was repeatedly disclosed to the Commission over many years, during which Sinclair relied on a June 20, 2001, Stay Order issued by the United States Court of Appeals for the District of Columbia Circuit, which specifically stated that “the time for Sinclair to come into compliance with the Commission’s ‘eight voices standard’ … is hereby stayed pending further order of the court.”  No further order has been issued by the Court with respect to that stay.  We cannot predict what steps, if any, the FCC will take in the future with respect to that LMA, which has been terminated with respect to the Charleston market, but continues in effect with respect to the remaining Cunningham stations.

The Satellite Home Viewer Act (SHVA), The Satellite Home Viewer Improvement Act (SHVIA) and the Satellite Home Viewer Extension and Reauthorization Act (SHVERA)

In 1988, Congress enacted the Satellite Home Viewer Act (SHVA), which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allowed satellite carriers, until December 31, 2004, to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where they carry any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must-carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into compensation agreements granting the two primary satellite carriers retransmission consent to carry all our stations.  In December 2004, President Bush signed into law the Satellite Home Viewer Extension and Reauthorization Act (SHVERA).  SHVERA extended, until December 31, 2009, the rights of broadcasters and satellite carriers under SHVIA to retransmit local television signals by satellite.  SHVERA also authorized satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.  With respect to digital signals, SHVERA established a process to allow satellite carriers to retransmit distant network signals and significantly viewed signals to subscribers under certain circumstances.  In November 2005, the FCC completed a rulemaking proceeding enabling the satellite carriage of “significantly viewed” signals.  In December 2005, the FCC concluded a study, as required by SHVERA, regarding the applicable technical standards for determining when a subscriber may receive a distant digital network signal.  Congress subsequently extended the key features of SHVERA for an additional five years through the Satellite

Television Extension and Localism Act of 2010 (STELA), which was further extended for an additional five year term in December 2014 through the STELA Reauthorization Act of 2014 (STELAR).

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

Network Non-Duplication / Syndicated Exclusivity / Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e. signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable systems’ local community).  The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals.  Both rules are subject to various exceptions and limitations.  In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets.  Such significantly viewed signals are not subject to black out pursuant to FCC’s network non-duplication rules.  The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations.  The FCC issued a Report And Order And Further Notice Of Proposed Rulemaking on March 31, 2014, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules.  We cannot predict when or how the FCC will resolve that rulemaking.

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

We believe that the following developments regarding the FCC’s digital regulations may have effects on us:

Multi-Channel Digital Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder.  This provides viewers with additional programming alternatives at no additional cost to them.  Our television stations are experimenting with broadcasting on second and third digital channels in accordance with these rules, airing various alternative programming formats.  See Markets and Stations under Television Broadcasting within Item 1.Business for a listing of second and third digital channels and related affiliation.

We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service.

Capital and operating costs.  We have incurred and will continue to incur costs to replace equipment in certain stations in order to provide high definition news programming and ensure compliance with the FCC’s enhanced closed captioning requirements.  See Closed Captioning below for further discussion.

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

The FCC announced in a recent Public Notice that the deadline for compliance with its new television closed captioning quality rules has been extended until March 16, 2015.  Previously scheduled to go into effect on January 15, 2015, the quality rules establish standards for television closed captioning concerning accuracy, synchronicity, completeness, and placement.  The rules also require video programming distributors to seek certain certifications from video programmers concerning closed captioning quality.  In addition, the extension applies to certain related rules that also will now take effect on March 16, 2015, including recordkeeping requirements concerning distributors’ monitoring and maintenance of closed captioning equipment and signals, procedures concerning informal complaints, and compliance procedures in connection with the use of Electronic Newsroom Technique (ENT).

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

Congress passed legislation providing the FCC with authority to conduct so-called “incentive auctions”, which is the process of auctioning and repurposing broadcast television spectrum for mobile broadband use.  Incentive auction authority allows the FCC to share the proceeds of spectrum auctions with incumbent television station licensees who give up their licenses (or in some cases, move to a different channel) to facilitate spectrum auctions.  The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction.  The FCC would then “repack” non-tendering broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band.  The proposals for television stations to participate in the “incentive auctions” are voluntary and at this time we have not decided whether the company will participate on behalf of any of its stations. On September 28, 2012, the FCC voted in favor of a Notice of Proposed Rulemaking that launches the incentive auction process to clear a portion of the television band that will make way for mobile broadband use. At this time we cannot predict the final outcome of this proceeding.  Sinclair challenged the FCC’s incentive auction rules as adopted and filed a Petition with the United States Court of Appeals for the District of Columbia Circuit seeking review of the FCC’s Incentive Auction Order on the grounds that it exceeded the Commission’s authority; violates the Middle Class Tax Relief and Job Creation Act of 2012; is arbitrary, capricious; an abuse of discretion under the Administrative Procedure Act; violates Section 5(c) of the Communications Act; and, is otherwise contrary to law.  The Order was also challenged by the National Association of Broadcasters (NAB) on similar grounds, and the NAB’s Petition was consolidated with Sinclair’s case. The matter remains pending before the Court and we cannot predict the outcome of the case.

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

EMPLOYEES

As of February 23, 2015, we had approximately 7,700 employees.  Approximately 800 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

We rely on sales of advertising time for most of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•                  the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; however, for the year ended December 31, 2014, automobile advertising represented 23.1% of our net time sales;

•                  the health of the economy in the areas where our television stations are located and in the nation as a whole;

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

We have a high level of debt, totaling $3,928.7 million at December 31, 2014, compared to the book value of shareholders’ equity of $405.3 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•                  we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•                  because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2014, approximately $1,725.9 million principal amount of our recourse debt relates to the Bank Credit Agreement.

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

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services to pursuant to LMAs and/or other outsourcing agreements and those stations provide 10% or more of our aggregate broadcast cash flows.  A default caused by an involuntary or voluntary petition filed for liquidation, reorganization or other relief of insolvency by a material third-party licensee, or a failure of a material third-party licensee to preserve and maintain its legal existence or any of its material rights, privileges or franchises including its broadcast licenses, would cause an event of default and potential acceleration under our Bank Credit Agreement. As of December 31, 2014, there were no material third party licensees as defined in our Bank Credit Agreement.

Despite current debt levels, we may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2014, we had $144.1 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

Our strategic acquisitions could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity and the availability of attractive acquisition candidates, with the goal of improving our business.  During 2014, we acquired certain assets related to, and/or equity of entities that own assets related to, and we began operating or providing certain services to 20 television stations, excluding dispositions.

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

Financial and economic conditions may have an adverse impact on our industry, business, and results of operations or financial condition.

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

We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to our more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce revenue.

The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.  See Item 1. Business for a summary and Markets and Stations under Television Broadcasting within Item 1. Business for a detailed listing of our stations and channels.

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

As retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain of our networks or program service providers with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements.  There can be no assurances that the amounts shared will not increase at expiration of the current contracts.  In December, 2014, a new statutory provision was adopted which requires the FCC to adopt rules prohibiting joint retransmission consent negotiation by stations that are located in the same market but are not commonly owned.  The FCC issued an Order on February 18, 2015, adopting Rules which implement the new statutory provision.  This new Rule, when implemented may prevent us from jointly negotiating retransmission consent agreements on behalf of our LMA and other outsourcing agreement stations.

The effects of the economic environment could require us to record an asset impairment of goodwill and broadcast licenses.

We are required to analyze goodwill and certain other intangible assets for impairment.  The accounting guidance establishes a method of testing goodwill and broadcast licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.  For additional information regarding impairments to our goodwill and broadcast licenses, see Valuation of Goodwill and Intangible Assets and Equity and Cost Method Investments under Critical Accounting Policies and Estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6. Goodwill, Broadcast Licenses and Other Intangible Assets.

Key officers and directors have financial interests that are different and sometimes opposite from ours and we may engage in transactions with these officers and directors that may benefit them to the detriment of other security holders.

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that engage in television broadcasting, do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our board of directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our security holders.  Each of David D. Smith, Frederick G. Smith, and J. Duncan Smith is an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.

The Smiths own businesses that lease real property and tower space to us and engage in other transactions with us.  David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Operating Officer, together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  David Smith owns an interest (less than 3%) in Towson Row LLC, a real estate venture, which we also hold an interest.  For additional information regarding our related person transactions, see Note 12. Related Person Transactions.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

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

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from other security holders.  They may, therefore, take actions that are not in the interests of other security holders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 76.5% of the common stock voting rights of us as of February 13, 2015 and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until June 13, 2015.

Although in the past the Smiths have recused themselves from related person transactions, circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other security holders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other security holders.  Further, the concentration of ownership in the Smiths may have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2012 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which would in turn give Cunningham the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a “change in control.”  Any such terminations would have an adverse effect on our results of operations.  The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See Changes in rules on local marketing agreements in the risk factor below.

We may be subject to fines and other penalties related to violations of FCC indecency rules and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent.  Although both broadcast network and our on-air talent have generally been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC.  In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC.  Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming.  We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency.  In addition, in 2006, Congress dramatically increased the penalties for broadcasting indecent programming and potentially subjects broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material.  We are currently subject to pending FCC inquiries and proceedings relating to alleged violations of indecency, sponsorship identification, children’s programming and captioning rules.  There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided.

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

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that hold a license.  Our FCC licenses and those of the licensees for which we provide services to pursuant to LMAs and other outsourcing agreements are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

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

Changes in rules on television ownership

As discussed in National Ownership Rule under Federal Regulation of Television Broadcasting within Item 1. Business, the FCC is currently considering elimination of the discount given to owners of UHF stations in determining compliance with the cap. Because we would be near the 39% cap without application of the UHF discount, the proposed change, if adopted, could limit our ability to acquire television stations in additional markets. While this rulemaking is pending, the FCC may not allow us to acquire additional television stations that would put us over the 39% cap without application of the UHF discount.

Under federal law, the FCC is required to review its ownership rules every four years (a ‘‘Quadrennial Review’’) to determine whether they are necessary in the public interest as the result of competition and to repeal or modify any regulation the FCC determines to be no longer in the public interest. As a result of its most recently completed Quadrennial Review, the FCC released an order in February 2008, containing its current local ownership rules, which re-adopted its 1999 local television ownership rule. Those rules were upheld by the U.S. Court of Appeals for the Third Circuit and a request for certiorari was denied by the Supreme Court.

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its 2010 Quadrennial Review. Numerous parties, including Sinclair, submitted comments in response to that Notice. On March 30, 2014, the FCC issued a Further Notice of Proposed Rulemaking and Report and Order (the ‘‘Further Notice’’) and announced that it would incorporate the record of the 2010 Quadrennial Review into a new 2014 Quadrennial Review, and requested additional comments on, among other things, whether to eliminate restrictions on newspaper/radio combinations and whether to eliminate the radio/television cross-ownership rule. The Further Notice indicated that the FCC intended to retain the current local television and radio ownership rule with a minor technical update and to retain the prohibition on the cross ownership of newspapers and television without modification.

The FCC adopted a new rule in the Further Notice which causes a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station pursuant to a JSA/SSA or other arrangement. Parties to such agreements must come into compliance with these new rules by December 19, 2016. Petitions for review of that portion of the Further Notice have been filed in the U.S. Courts of Appeal, and we cannot predict their outcome. We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSA/SSAs.

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

See Changes in the Rules on Television Ownership and Local Marketing Agreements within Note 11. Commitments and Contingencies for further discussion.

Use of outsourcing agreements

In addition to our LMAs, we have entered into outsourcing agreements whereby 28 stations (and may seek opportunities for additional) provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets.  Pursuant to these agreements, 27 of our stations currently provide services to one or more stations in each’s respective market and another party provides services to 1 of our stations.  For additional information, refer to Markets and Stations under the Television Broadcasting section.

We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions. The FCC adopted a new rule which causes a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station pursuant to an outsourcing arrangement. Parties to such agreements must come into compliance with these new rules by December 19, 2016. Appeals of that portion of the Further Notice have been filed in the U.S. Court of Appeals, and we cannot predict their outcome. We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements. In addition, on March 12, 2014, the FCC issued a public notice providing guidelines as to the FCC’s processing of applications that seek approval of proposed transactions that involve combinations of sharing arrangements and contingent or financial interests. These processing guidelines will likely affect our ability to enter into JSA/SSAs in connection with future acquisitions.

If we are required to terminate or modify our LMAs and other outsourcing agreements, our business could be affected in the following ways:

•                  Loss of revenues.  If the FCC requires us to modify or terminate existing arrangements, we would lose some or all of the revenues generated from those arrangements.  We would lose revenue because we will have less demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.  During the year ended

December 31, 2014, we generated $105.2 million of net revenue from our 12 LMAs.  During the year ended December 31, 2014, we earned $48.8 million of revenue from other outsourcing agreements.

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

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing Digital Video Recording playback and give broadcasters no credit whatsoever for viewing that occurs on a delayed basis after the original air date. However, the effects of new ratings system technologies, including ‘‘people meters’’ and ‘‘set-top boxes,’’ and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown. In 2010, the Media Rating Council, an independent organization that monitors rating services, revoked Nielsen’s accreditation in the 154 markets it measures ratings exclusively by its diary methodology. We have 233 of our channels located in diary only markets as of December 31, 2014.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  Also, as of February 23, 2015, approximately 800 of our employees, including certain new employees at the stations we acquired during 2014, are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, including NBA basketball games, MLB baseball games, NFL football games, and other sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  The following is a summary of our principal owned and leased real properties.  Approximately 131,281 square feet of leased office and warehouse buildings is related to our corporate facilities and is not included in the table below.  We believe that no one property represents a material amount of the total properties owned or leased.  See Markets and Stations under Television Broadcasting within Item 1.Business, for a listing of our station locations.

Broadcast Segment	Owned	Leased
Office and studio buildings	1,699,232 square feet	694,100 square feet
Office and studio land	815 acres	7 acres
Transmitter building sites	240,964 square feet	85,247 square feet
Transmitter and tower land	1,935 acres	967 acres

Other Operating Divisions Segment	Owned	Leased
Office and warehouse buildings	—	80,760 square feet
Recreational land	722 acres	—
Real estate rental property	474,556 square feet	—
Land held for development and sale	735 acres	—

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

2014	High	Low
First Quarter	$36.74	$24.42
Second Quarter	$34.75	$25.12
Third Quarter	$35.90	$25.48
Fourth Quarter	$29.95	$23.94

2013	High	Low
First Quarter	$20.29	$12.82
Second Quarter	$29.94	$19.61
Third Quarter	$34.04	$23.92
Fourth Quarter	$35.73	$31.35

As of February 20, 2015, there were approximately 56 shareholders of record of our common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

During 2013, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February, April, August and November, which were paid in March, June, September and December, respectively, for total dividend payments of $0.60 per share for the year ended December 31, 2013.  During 2014, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February and April, which were paid in March and June.  In August and November our Board of Directors declared a quarterly dividend of $0.165 per share, which were paid in September and December.  Total dividend payments for the year ended December 31, 2014 were $0.63 per share.  In February 2015, our Board of Directors declared a quarterly dividend of $0.165 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make unrestricted cash payments as long as our first lien indebtedness ratio does not exceed 3.75 to 1.00.  Once our first lien indebtedness ratio exceeds 3.75 to 1.00, we have the ability to make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year, as long as we are in compliance with our first lien indebtedness ratio under the Bank Credit Agreement of 4.00 to 1.00.  In addition, we have an aggregate basket of up to $250.0 million, as long as we are in compliance with our first lien indebtedness ratio of 4.00 to 1.00, and an aggregate basket of $50.0 million, as long as no Event of Default has occurred.  Under the indentures governing the 6.125% Notes, 5.375% Notes, 6.375% Notes and 5.625% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

•                  no event of default then exists under each indenture or certain other specified agreements relating to our indebtedness; and

•                  after taking account of the dividends payment, we are within certain restricted payment requirements contained in each indenture.

In addition, under certain of our debt instruments, the payment of dividends is not permissible during a default thereunder.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
10/01/14 — 10/31/14	942,415	$25.59	942,415	$134.9
11/01/14 — 11/31/14	—	—	—	$134.9
12/01/14 — 12/30/14	19,200	$25.71	19,200	$134.4

(1)         All repurchases were made in open-market transactions.

(2)         On February 6, 2008, the Board of Directors renewed a $150.0 million share repurchase program. On March 20, 2014, the Board of Directors authorized a new $150.0 million share repurchase authorization. There is no expiration date for this program and currently management has no plans to terminate this program.  As of December 31, 2014, the total remaining authorization was $134.4 million. In January 2015, we repurchased 0.3 million shares of Class A Common Stock for $7.8 million.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2009 through December 31, 2014. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2009 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Sinclair Broadcast Group, Inc.	100.00	213.92	311.32	398.39	1158.43	906.29
NASDAQ Telecommunications Index	100.00	107.95	96.16	100.40	139.11	148.69
NASDAQ Composite Index	100.00	117.61	118.70	139.00	196.83	223.74

ITEM 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements.

The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net broadcast revenues (a)	$1,782,726	$1,217,504	$920,593	$648,002	$655,836
Revenues realized from station barter arrangements	122,262	88,680	86,905	72,773	75,210
Other operating divisions revenues	71,570	56,947	54,181	44,513	36,598
Total revenues	1,976,558	1,363,131	1,061,679	765,288	767,644

Station production expenses	577,013	385,104	255,556	178,612	154,133
Station selling, general and administrative expenses	370,606	249,732	171,279	123,938	127,091
Expenses recognized from station barter arrangements	107,716	77,349	79,834	65,742	67,083
Depreciation and amortization (b)	228,787	141,374	85,172	51,501	59,944
Amortization of program contract costs and net realizable value adjustments	106,629	80,925	60,990	52,079	60,862
Other operating divisions expenses	58,903	48,109	46,179	39,486	30,916
Corporate general and administrative expenses	69,413	53,126	33,391	28,310	26,800
(Gain) loss on asset dispositions	(37,160)	3,392	(7)	—	—
Operating income	494,651	324,020	329,285	225,620	240,815

Interest expense and amortization of debt discount and deferred financing cost	(174,862)	(162,937)	(128,553)	(106,128)	(116,046)
Loss from extinguishment of debt	(14,553)	(58,421)	(335)	(4,847)	(6,266)
Income (loss) from equity and cost method investees	2,313	621	9,670	3,269	(4,861)
Other income, net	4,998	2,225	2,273	3,459	2,209
Income from continuing operations before income taxes	312,547	105,508	212,340	121,373	115,851
Income tax provision	(97,432)	(41,249)	(67,852)	(44,785)	(40,226)
Income from continuing operations	215,115	64,259	144,488	76,588	75,625
Discontinued operations:
Income (loss) from discontinued operations, net of related income taxes	—	11,558	465	(411)	(577)
Net income	$215,115	$75,817	$144,953	$76,177	$75,048
Net (income) loss attributable to noncontrolling interests	(2,836)	(2,349)	(287)	(379)	1,100
Net income attributable to Sinclair Broadcast Group	$212,279	$73,468	$144,666	$75,798	$76,148
Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$2.19	$0.66	$1.78	$0.95	$0.96
Basic earnings per share	$2.19	$0.79	$1.79	$0.94	$0.95
Diluted earnings per share from continuing operations	$2.17	$0.66	$1.78	$0.95	$0.95
Diluted earnings per share	$2.17	$0.78	$1.78	$0.94	$0.94
Dividends declared per share	$0.63	$0.60	$1.54	$0.48	$0.43

	Years Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$17,682	$280,104	$22,865	$12,967	$21,974
Total assets	$5,452,172	$4,147,472	$2,729,697	$1,571,417	$1,485,924
Total debt (c)	$3,928,716	$3,034,040	$2,273,379	$1,206,025	$1,212,065
Total equity (deficit)	$405,343	$405,704	$(100,053)	$(111,362)	$(157,082)

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

Executive Overview — a description of our business, financial highlights from 2014, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2014, 2013 and 2012, including comparisons between years and certain expectations for 2015; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

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

STG, included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 6.125% Notes, the 5.375% Notes,6.375% Notes, and 5.625% Notes.  SBG is a guarantor under the Bank Credit Agreement, the 6.125% Notes, the 5.375% Notes, 6.375% Notes, and 5.625% Notes.  Our Class A Common Stock and Class B Common Stock remain obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 9.25% Notes and the 8.375% Notes until they were fully redeemed in 2013 and 2014, respectively.

EXECUTIVE OVERVIEW

2014 Events

Acquisitions / Divestments:

•                  Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (the Allbritton Companies) for $985.0 million plus working capital of $50.2 million. We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our Bank Credit Agreement, and cash on hand. In conjunction with the acquisition, we terminated our LMA in Charleston, SC with WTAT-TV (FOX) and sold the non-license assets of WTAT to Cunningham for $14.0 million.

•                  Effective September 1, 2014, we completed the acquisition of the assets of WGXA-TV (FOX) in Macon, GA from Frontier Broadcast Holdings, LLC for $33.0 million.

•                  Effective September 1, 2014, we closed on the sale of WHTM-TV in Harrisburg, PA to Media General for $83.4 million.

•                  On November 1, the Company closed on the previously announced purchase of the non-license assets of 8 stations in 3 markets from New Age Media.

•                  On November 1, the Company closed on the previously announced purchase of the non-license assets of KSNV-TV (NBC) in Las Vegas, NV from Intermountain West.

•                  On December 19, the Company closed on the acquisition of 4 stations in 3 markets from Media General, Inc. and the sale of 3 stations in 2 markets to Media General.

Other:

•                  In February 2014, our Board of Directors declared a quarterly dividend of $0.15 per share, payable on March 14, 2014 to the holders of record at the close of business on February 28, 2014.

•                  During February 2014, we announced our intent to repurchase, under an existing authorization, from time to time, up to $100 million of our Class A common shares on the open market. During March 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization of Class A common shares, to be accessed once the existing authorization is exhausted. During 2014 we repurchased a total of $133.2 million or 4.9 million shares at an average price of $27.33 per share. As of December 31, 2014, the total remaining authorization for repurchases was $134.4 million.

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

•                  In December 2014, we signed an agreement to broadcast Grit TV in 47 markets in December 2014 and January 2015.

•                  During 2014, we successfully completed negotiations for new retransmission consent agreements with over 490 multichannel video programming distributors, including U-verse, FiOS, Armstrong Utilities, Atlantic Broadband, CableOne, CenturyLink, Wave Broadband and Wide Open West.  The new retransmission consent agreements provided uninterrupted carriage of our stations to over 6.3 million unique subscribers, representing over 99.9% of subscribers covered by the expiring agreements.

2015 Events

•                  In January 2015, we appointed Howard E. Friedman to the Board of Directors. Mr. Friedman will stand for re-election at our next annual meeting of shareholders.

•                  During January 2015, we repurchased $7.8 million or 0.3 million shares at an average price of $25.60 per share. As of January 31, 2015, the total remaining authorization for repurchases was $126.6 million.

•                  In February 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable March 13, 2015 to the holders of record at the close of business on February 27, 2015.

Industry Trends

•                  Political advertising increases in even-numbered years, such as 2014, due to the advertising expenditures from candidates running in local and national elections and issue-related advertiser spending.  In every fourth year, such as 2012, political advertising is usually elevated further due to presidential elections;

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

•                  Station outsourcing arrangements are becoming more common as broadcasters seek out ways to improve revenues and margins; and

•                  Advertising revenue related to the Olympics occurs in even numbered years and the Super Bowl is aired on a different network each year.  Both of these popularly viewed events can have an impact on our advertising revenues.

Sources of Revenues

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers.  We also generate local revenues from our retransmission consent agreements with MVPDs.  Revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by advertisers transacted through our rep firm and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers including the success of multi-channel digital initiatives together with mobile DTV.  In addition, our revenue success is dependent on the success and advertising spending levels of the automotive industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to goodwill and intangible assets, program contract costs, and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.  For a detailed discussion of the application of these and other accounting policies, see Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Valuation of Goodwill and Intangible Assets

At least annually, we periodically evaluate our goodwill and broadcast licenses for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operating performance of our stations, legal factors and other various qualitative factors.  As of December 31, 2014, our consolidated balance sheet includes $1,964.6 million of goodwill related to our Broadcast segment and $135.1 million of broadcast licenses.

Both our annual goodwill and broadcast license impairment assessments begin with qualitatively assessing whether it is more-likely-than-not that the respective asset has been impaired.  If we conclude that it is more-likely-than-not that a reporting unit or broadcast license is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or broadcast license to its respective carrying value.  See Impairment of Goodwill, Intangibles and Other Long-Lived Assets within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion of the significant judgments and estimates inherent in both qualitatively assessing whether impairment may exist and estimating the fair values of the reporting units and broadcast licenses.  See Note 6. Goodwill, Broadcast Licenses and Other Intangible Assets for the results of our annual impairment tests during the years ended December 31, 2014, 2013 and 2012.

For our annual goodwill impairment tests in 2014 and 2013, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments.  In 2012, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments, except for three reporting units.  For those markets, we estimated the fair values of these reporting units, which had aggregate carrying value of goodwill of $79.5 million, and concluded that each of the reporting unit fair values exceeded the respective carrying values by more than 10%.  In estimating the fair values, an increase in the discount rates applied and/or decrease in market multiple assumed of 10%, would not have resulted in an impairment of goodwill.

For our annual impairment tests for broadcast licenses in 2013 and 2012, we concluded that it was more-likely-than-not that the broadcast licenses were not impaired based on our qualitative assessments.  In 2014, we concluded that it was more-likely-than-not that broadcast licenses were not impaired based on our qualitative assessments, except for broadcast licenses with an aggregate carrying value of $39.3 million for which we performed the quantitative assessment.  We concluded that licenses with an aggregate carrying value of $21.1 million exceeded their respective carrying values.  We recorded $3.2 million of impairment primarily as a result of declines in projected future market revenues related to the radio broadcast licenses.

We believe we have made reasonable estimates and utilized appropriate assumptions to evaluate whether it was more likely than not that the fair values of our reporting units and broadcast licenses were less than their carrying values.  If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions or significant increases in discount rates, we could be exposed to impairment charges in the future.  Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

Program Contract Costs.  As discussed under Programming within Note 1. Nature of Operations and Summary of Significant Accountant Policies, we record an asset and corresponding liability for programming rights when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.  These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV), management estimates future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation.  If our estimates of future advertising revenues decline, amortization expense could be accelerated or NRV adjustments may be required.

Income Tax.   As discussed under Income Taxes within Note 1. Nature of Operations and Summary of Significant Accountant Policies, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2014 and 2013, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions and we record a liability for unrecognized tax benefits when such tax positions do not meet the “more-likely-than-not” threshold.  Significant judgment is required in determining whether a tax position meets the “more-likely-than-not” threshold, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements.  Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  See Note 10. Income Taxes, for further discussion of accrued unrecognized tax benefits.

Variable Interest Entities.  As discussed under Variable Interest Entities within Note 1. Nature of Operations and Summary of Significant Accountant Policies, we have determined that certain third-party licensees of stations that that we perform services to pursuant to arrangements, including LMAs and JSAs/SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Determining whether the an entity is a VIE and whether we are the primary beneficiary of the variable interests requires judgment which is based on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entity’s economic rewards, based on the terms of the arrangements with the entity.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accountant Policies for discussion on recent accounting policies and impact our financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  The results of the acquired stations during the years ended 2012, 2013, and 2014 are included in our results of our continuing operations for the years ended 2012, 2013, and 2014 from their respective dates of acquisition. See Note 2. Acquisitions for further discussion of stations acquired.   Additionally, the results of certain television stations that were sold and classified as discontinued operations are not included in our results of our continuing operations for the period. See Discontinued Operations under Note 3. Disposition of Assets and Discontinued Operations for further discussion of excluded stations. Unless otherwise indicated, references in this discussion and analysis to 2014, 2013 and 2012 are to our fiscal years ended December 31, 2014, 2013 and 2012, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating division and corporate activities.

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

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2014, 2013 and 2012 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2014	2013	2012
Net broadcast revenues	$1,782.7	$1,217.5	$920.6
Revenues realized from station barter arrangements	122.3	88.7	86.9
Other operating divisions revenues	71.6	56.9	54.2
Total revenues	1,976.6	1,363.1	1061.7
Station production expenses	577.0	385.1	255.5
Station selling, general and administrative expenses	370.6	249.7	171.3
Expenses recognized from station barter arrangements	107.7	77.3	79.8
Depreciation and amortization	335.5	222.4	146.2
Other operating divisions expenses	58.9	48.1	46.2
Corporate general and administrative expenses	69.4	53.1	33.4
(Gain) loss on asset dispositions	(37.2)	3.4	—
Operating income	$494.7	$324.0	$329.3
Net income attributable to Sinclair Broadcast Group	$212.3	$73.5	$144.7

BROADCAST SEGMENT

Broadcast Revenues

The following table presents our revenues from continuing operations, net of agency commissions, for the years ended December 31, 2014, 2013 and 2012 (in millions):

				Percent Change
	2014	2013	2012	‘14 vs. ‘13	‘13 vs. ‘12
Local revenues:
Non-political	$1,341.7	$954.5	$643.5	40.6%	48.3%
Political	22.3	1.5	12.9	(a)	(a)
Total local	1,364.0	956.0	656.4	42.7%	45.6%
National revenues:
Non-political	309.2	251.2	180.2	23.1%	39.4%
Political	109.5	10.3	84.0	(a)	(a)
Total national	418.7	261.5	264.2	60.1%	(1.0)%
Total net broadcast revenues	$1,782.7	$1,217.5	$920.6	46.4%	32.3%

(a)   Political revenue is not comparable from year to year due to the cyclicality of elections.  See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2014 net time sales, which include the advertising portion of our local and national broadcast revenues, were automotive (23.1%), services (15.4%), political (10.6%), medical (5.8%), and retail/department stores (5.2%).  No other advertising category accounted for more than 5.0% of our net time sales in 2014.  No advertiser accounted for more than 1.2% of our consolidated revenue in 2014.  We conduct business with thousands of advertisers.

Our primary types of programming and their approximate percentages of 2014 net time sales were syndicated programming (30.3%), local news (29.7%), network programming (27.6%), sports programming (8.4%), direct advertising programming (3.9%) and kids (0.1%).

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2014 and 2013:

	# of	Percent of Net Time Sales for the Twelve Months Ended December 31,			Net Time Sales Percent Change
	Channels (a)	2014	2013	2012	‘14 vs. ‘13	‘13 vs. ‘12
FOX	46	27.3%	31.2%	36.9%	25.3%	2.4%
ABC	33	25.7%	19.1%	19.5%	93.5%	18.6%
CBS	29	20.0%	21.3%	18.6%	34.2%	38.5%
NBC	21	9.4%	6.1%	1.0%	120.3%	n/m
The CW	44	8.5%	9.8%	10.7%	24.1%	10.4%
MyNetworkTV	33	7.8%	10.3%	12.5%	8.3%	(0.2)%
Other(b)	167	1.4%	2.2%	0.8%	(13.0)%	n/m
Total	373

n/m- Not meaningful

(a)         See Item 1. — Business for a summary and Markets and Stations under Television Broadcasting within Item 1. Business, for further channel details.  We have acquired a significant number of television stations during 2014, 2013, and 2012, with a variety of network affiliations.  This acquisition activity affects the year-over-year comparability of revenue by affiliation.  See Note 2. Acquisitions for further discussion of stations acquired.

(b)         We broadcast other programming from the following providers on our channels including: Univision, This TV, ME TV, Retro TV, Get TV, Heartland, Grit, Accuweather WX, Weather Radar, Weather Nation, Live Well Network, Antenna TV, Bounce Network, Zuus Country, Azteca, Inmigrante TV, MundoFox, Telemundo and Estrella TV.

Net Broadcast Revenues.  Net broadcast revenues increased $565.2 million in 2014 when compared to 2013, of which $457.9 million was related to stations acquired during 2014. The remaining increase was due to an increase in retransmission revenues from MVPD and increases in advertising revenues generated from the political, medical and furniture sectors.  These increases were partially offset by a decrease in advertising revenues generated from the direct response, retail-department stores, and restaurants-other sectors.  Excluding the stations acquired in 2014, automotive, which typically is our largest category, represented 22.7% of net time sales for the year ended December 31, 2014.

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

Political Revenues. Political revenues, which include time sales from political advertising, increased by $120.0 million to $131.8 million for 2014 when compared to 2013. Political revenues decreased by $85.1 million to $11.8 million for 2013 when compared to 2012.  Political revenues are typically higher in election years such as 2014 and 2012. Accordingly, we expect political revenues to decrease significantly in 2015, a non-election year, from 2014 levels.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues, digital, and other local revenues, were up $387.2 million for 2014 when compared to 2013, of which $345.0 million related to the stations acquired in 2014. The remaining increase is due to an increase in advertising spending particularly in the medical, religion, and home products sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the schools, direct response and fast food sectors. Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $311.0 million for 2013 when compared to 2012, of which $250.9 million related to the stations acquired in 2013. The remaining increase is due to an increase in advertising spending particularly in the automotive, services, and grocery/other sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the restaurants, schools and retail/department stores sectors.

National Revenues.  Our national broadcast revenues, excluding political revenues, which include national time sales and other national revenues, were up $58.0 million for 2014 when compared to 2013, of which $77.7 million related to the stations acquired in 2014.  The remaining decrease was due to decreases in advertising revenues generated from the direct response, automotive, and food-grocery/other sectors.  These decreases were partially offset by an increase in advertising revenues in the services, schools and drugs/cosmetics sectors.  Excluding political revenues, our national broadcast revenues increased $71.0 million for 2013 when compared to 2012, of which $70.2 million related to the stations acquired in 2013.  The remaining increase was due to increases in advertising revenues generated from the automotive, media and restaurants sectors.  These increases were partially offset by a decline in advertising revenues in the fast food, other and movie sectors.

Broadcast Expenses

The following table presents our significant operating expense categories for the years ended December 31, 2014, 2013 and 2012 (in millions):

				Percent Change (Increase/(Decrease))
	2014	2013	2012	‘14 vs. ‘13	‘13 vs. ‘12
Station production expenses	$577.0	$385.1	$255.5	49.8%	50.7%
Station selling, general and administrative expenses	$370.6	$249.7	$171.3	48.4%	45.8%
Amortization of program contract costs and net realizable value adjustments	$106.6	$80.9	$61.0	31.8%	32.6%
Corporate general and administrative expenses	$56.2	$47.3	$28.9	18.8%	63.7%
Depreciation and amortization expenses	$218.5	$133.1	$77.5	64.2%	71.7%

Station production expenses.  Station production expenses increased $191.9 million during 2014 compared to 2013, of which $158.9 million related to the stations not included in the same period in 2013. The remaining increases for the year were primarily due to an increase in fees pursuant to network affiliation agreements, increased costs related to sports programming content, and increased compensation expense.

Station production expenses increased $129.6 million during 2013 compared to 2012, of which $107.2 million related to stations not included in the same period of 2012. This increase was primarily due to an increase in fees pursuant to network affiliation agreements, increased compensation expense, including incentive compensation.

Station selling, general and administrative expenses.  Station selling, general and administrative expenses increased $120.9 million during 2014 compared to 2013, of which $111.7 million related to stations not included in the same period in 2013. The remaining increases for the year were primarily due to an increase in information technology infrastructure costs and compensation expense, partially offset by a decrease in digital interactive expenses.

Station selling, general and administrative expenses increased $78.4 million during 2013 compared to 2012, of which $75.4 million related to the stations not included in the same period in 2012. The remaining increases for the year were primarily due to an increase in compensation expense, including incentive compensation, partially offset by lower national sales commissions.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $25.7 million during 2014 compared to 2013, of which $16.6 million related to the stations not included in the same period of 2013.  The remaining increase is due to additional programming content and higher programming costs.

The amortization of program contract costs increased $19.9 million during 2013 compared to 2012, of which $14.8 million related to the stations not included in the same period of 2012.  The remaining increase is due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $85.4 million during 2014 compared 2013, of which $87.3 million related to the stations not included in the same period of 2012.  Depreciation and amortization expenses increased $55.6 million during 2013 compared to 2012, of which $57.3 million related to a station not included in the same period of 2012.

OTHER OPERATING DIVISIONS REVENUE AND EXPENSE

The following table presents our other operating divisions’ revenue and expenses which is comprised of the following for the years ended December 31, 2014, 2013 and 2012 (in millions): Triangle Signs & Services, LLC (Triangle), a sign designer and fabricator; Alarm Funding Associates, LLC. (Alarm Funding), a regional security alarm operating and bulk acquisition company; real estate ventures and other nominal businesses.

				Percent Change
	2014	2013	2012	‘14 vs. ‘13	‘13 vs. ‘12
Revenues:
Triangle (b)	$28.9	$26.8	$26.5	7.8%	1.1%
Alarm Funding	$25.0	$18.3	$16.0	36.6%	14.4%
Real Estate Ventures	$8.3	$7.4	$9.3	12.2%	(20.4)%
Other	$9.4	$4.3	$2.4	118.6%	79.2%

Expenses: (a)
Triangle (b)	$26.1	$25.1	$25.9	4.0%	(3.1)%
Alarm Funding	$21.9	$15.7	$12.9	39.5%	21.7%
Real Estate Ventures	$14.7	$13.7	$12.6	7.3%	8.7%
Other	$9.1	$7.0	$4.6	30.0%	52.2%

(a)         Comprises total expenses of the entity including other operating divisions expenses, depreciation and amortization and applicable other income and expense items such as interest expense and non-cash stock-based compensation expense related to issuances of subsidiary stock awards.

(b)         The assets and liabilities of Triangle are classified as held for sale as of December 31, 2014. See Assets held for sale within Note 3. Disposition of assets and discontinued operations for further discussion.

The year over year increases in Triangle’s revenue and expenses during 2014 compared to 2013 and 2013 compared to 2012 was primarily due to increases in sales volume due to new service contracts.  The increases in Alarm Funding’s revenue and expenses during 2014 compared to 2013 and 2013 compared to 2012 were primarily due to the acquisition of new alarm monitoring contracts.  Revenues and expenses increased for our consolidated real estate ventures over the same periods due to an increase in leasing activity for operating real estate properties, and sales of property under development.  As of December 31, 2014, we held $112.7 million of real estate for development and sale.  The increases in revenue and expenses during 2013 compared to 2012 for Other were primarily due to the acquisition of Dielectric, LLC during 2013.

Income (loss) from Equity and Cost Method Investments.  As of December 31, 2014 and 2013, the carrying value of our investments in private equity funds and real estate ventures, accounted for under the equity or cost method, was $23.6 million and $71.8 million in 2014 and $25.2 million and $69.3 million in 2013, respectively.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations. During 2014, we recorded income of $3.1 million related to certain private investment funds and a loss of $1.0 million related to our real estate ventures. During 2013, we recorded income of $2.0 million related to certain private investment funds and income of $1.4 million related to our real estate ventures.  During 2012, we recorded income of $2.2 million related to certain private equity funds and income of $7.4 million related to our real estate ventures, including a $7.9 million gain on the sale of three of our real estate ventures, partially offset by a $0.9 million impairment charge related to one of our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

				Percent Change (Increase/(Decrease))
	2014	2013	2012	‘14 vs. ‘13	‘13 vs. ‘12
Corporate general and administrative expenses	$12.3	$4.5	$2.8	173.3%	60.7%
Interest expense	$170.8	$159.7	$125.3	7.0%	27.5%
Loss from extinguishment of debt	$14.6	$58.4	$0.3	(75.0)%	n/m
Income tax provision	$97.4	$41.2	$67.9	136.4%	(39.3)%

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The explanation that follows combines corporate general and administrative expenses found in the Broadcast Segment section with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other operating divisions which are included in our discussion of expenses in the Other Operating Divisions Revenues and Expense section.

Combined corporate general and administrative expenses increased to $68.4 million in 2014 from $51.8 million in 2013.  The increase is primarily due to an increase in overhead costs related to our recent acquisitions and includes $6.5 million of development costs associated with ONE Media, LLC during 2014.

Combined corporate general and administrative expenses increased to $51.8 million in 2013 from $31.7 million in 2012.  This is primarily due to an increase in transaction costs due to our recent acquisitions, an increase in higher health insurance costs and higher employee incentive / performance bonuses.

We expect corporate general and administrative expenses to increase in 2015 compared to 2014.

Interest expense.  Interest expense increased in 2014 compared to 2013 primarily due to the issuance of $550.0 million of 5.625% Notes and incremental borrowings on our Term Loan A, Term Loan B, and revolving credit facility under our Bank Credit Agreement during 2014; and the issuance of $600.0 million of 5.375% Notes and the issuance of $350.0 million of 6.375% Notes in 2013. The increase in interest expense was partially offset by a decrease in interest expense due to the redemption of 8.375% Notes during 2014; and the redemption of our 9.25% Notes, 4.875% Notes and 3.0% Notes in 2013.

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

We expect interest expense to increase in 2015 compared to 2014.

Loss from extinguishment of debt.  We recognized a loss on extinguishment of debt of $14.6 million for the year ended December 31, 2014 related to the redemption of the 8.375% Notes in October 2014.

During the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $59.4 million related to the amendments of our Bank Credit Agreement in April and October 2013 and redemption of 9.25% Notes in October 2013, partially offset by a $1.0 million gain on extinguishment from our 3.0% Notes, resulting in a $58.4 million loss from extinguishment of debt. During the year ended December 31, 2012, drew down on our incremental borrowings under the Bank Credit Agreement and wrote off a portion of our deferred financing costs and debt discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

Income tax provision.  The 2014 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $309.7 million resulted in an effective tax rate of 31.5%.  The 2013 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $103.2 million resulted in an effective tax rate of 40.0%.  The decrease in the effective tax rate from 2013 to 2014 is primarily due to the following items:  1) remeasurement of deferred state tax liabilities due to intercompany mergers and changes in estimates of apportionment in certain states resulting in a $8.2 million benefit in 2014 compared to a $7.0 million expense in 2013; 2) $10.8 million reduction in liability for unrecognized tax benefits in 2014 as a result of statute of limitations expiration, which was partially offset by 3) greater benefit of state law changes in 2013.

The 2013 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $103.2 million resulted in an effective tax rate of 40.0%.  The 2012 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $212.1 million resulted in an effective tax rate of 32.0%.  The increase in the effective tax rate from 2012 to 2013 is primarily due to the following items: 1) greater expenses of consolidated VIEs in 2013 that are treated as pass-through entities for income tax purposes; and 2) a 2012 release of valuation allowance of $7.7 million related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supports realization of the deferred tax assets. The valuation allowance release determination was based primarily on the sufficiency of forecasted taxable income necessary to utilize NOLs expiring in years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us and we are not entitled to any benefit resulting from the deferred tax assets of the VIE

As of December 31, 2014, we had a net deferred tax liability of $608.9 million as compared to a net deferred tax liability of $312.8 million as of December 31, 2013.  The increase primarily relates to an increase in deferred tax liabilities resulting from the 2014 stock acquisitions with greater book basis in intangible and fixed assets.

As of December 31, 2014, we had $7.1 million of gross unrecognized tax benefits.  Of this total, $6.5 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate from continuing operations.  As of December 31, 2013, we had $16.9 million of gross unrecognized tax benefits.  Of this total, $15.7 million (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate from continuing operations. We recognized $0.7 million and $1.2 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2014 and 2013, respectively.  See Note 10. Income Taxes for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had $17.7 million in cash and cash equivalent balances and net working capital of approximately $32.2 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization, in addition to the $150.0 million previously authorized.  There is no expiration date, and currently management has no plans to terminate this program. For the year ended December 31, 2014, we have purchased approximately 4.9 million shares for $133.2 million. As of December 31, 2014, the total remaining authorization was $134.4 million.

In July 2014, we amended and restated our existing bank credit facility raising $400.0 million of incremental term loan B.  The incremental credit facility matures in July 2021.  Additionally, $327.7 million of term loan A, including $72.5 million of the remaining $108.2 million delayed draw, were converted into revolving commitments. Remaining borrowing capacity under the Revolver was $144.1 million as of December 31, 2014. See Bank Credit Agreement within Note 7. Notes Payable and Commercial Bank Financing for further discussion.

In July 2014, we issued $550.0 million of senior unsecured notes, which bear interest at a rate of 5.625% per annum and mature on August 1, 2024.  See 5.625% Senior Unsecured Notes, due 2014 within Note 7. Notes Payable and Commercial Bank Financing for further discussion.

Effective October 15, 2014, we redeemed all of the outstanding 8.375% Senior Notes due 2018, representing $237.5 million aggregate principal amount of Notes as of October 15, 2014. See 8.375% Senior Unsecured Notes, due 2018 within Note 7. Notes Payable and Commercial Bank Financing for further discussion.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Net cash flows from operating activities	$430.5	$160.6	$237.5

Cash flows used in investing activities:
Acquisition of property and equipment	$(81.5)	$(43.4)	$(44.0)
Payments for acquisitions of television stations	(1,485.0)	(1,006.1)	(1,135.3)
Proceeds from the sale of broadcast assets	176.7	49.7	—
Purchase of alarm monitoring contracts	(27.7)	(23.7)	(12.5)
Decrease (Increase) in restricted cash	11.6	(11.5)	58.5
Investments in equity and cost method investees	(8.1)	(10.8)	(24.1)
Proceeds from insurance settlement	17.0	—	—
Other, net	(0.4)	(5.4)	8.1
Net cash flows used in investing activities	$(1,397.4)	$(1,051.2)	$(1,149.3)

Cash flows from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$1,500.7	$2,278.3	$1,247.2
Repayments of notes payable, commercial bank financing and capital leases	(582.7)	(1,509.8)	(179.3)
Proceeds from the sale of Class A Common Stock	—	472.9	—
Dividends paid on Class A and Class B common stock	(61.1)	(56.8)	(123.9)
Repurchase of outstanding Class A Common Stock	(133.2)	—	—
Payments for deferred financing costs	(16.6)	(27.7)	(18.7)
Noncontrolling distributions contributions	(8.2)	(10.3)	(1.1)
Other, net	5.6	1.3	(2.5)
Net cash flows from financing activities	$704.5	$1,147.9	$921.7

Operating Activities

Net cash flows from operating activities increased during the year ended December 31, 2014 compared to the same period in 2013.  The increase was due to higher cash receipts from customer, which is primarily due to our acquisitions since the same period in 2013.  The increase was partially offset by higher program payments, higher cash payments to vendors, and higher compensation expenses.

Net cash flows from operating activities decreased during the year ended December 31, 2013 compared to the same period in 2012.  During 2013, we had higher program payments, higher cash payments to vendors, and higher compensation expenses which are primarily due to our acquisitions since the same period in 2012, partially offset by higher cash receipts from customers.

Investing Activities

Net cash flows used in investing activities increased during the year ended December 31, 2014 compared to the same period in 2013. This increase is primarily due to $1,485.0 million in payments for the acquisition of television stations during 2014 compared to $1,006.1 million during 2013.  See Note. 2 Acquisitions for discussion of stations acquired during those periods.  The increase was also caused by higher capital expenditures and purchases of alarm monitoring contracts during 2014.  The increase was partially offset by $176.7 million in sales of broadcast assets during 2014 compared to $49.7 million in 2013.  See Note 3. Disposition of Assets and Discontinued Operations for discussion the sale of broadcast assets during the periods.  The increase was also offset by proceeds from insurance settlements and the release of cash deposits for station acquisitions in 2014.

Net cash flows used in investing activities decreased during the year ended December 31, 2013 compared to the same period in 2012. This decrease is primarily due to $1,006.1 million in payments for the acquisition of television stations during 2013 compared to $1,135.3 million during 2012.  See Note. 2 Acquisitions for discussion of stations acquired during those periods.  The decrease was also caused by $49.7 million sale of broadcast assets during 2013 and lower investments in cost and equity method investments.  See Note 3. Disposition of Assets and Discontinued Operations for discussion the sale of broadcast assets during 2013.  The decrease was partially offset by higher purchases of alarm monitoring contracts and an increase in restricted cash for station acquisitions compared to a decrease in 2012.

Financing Activities

Net cash flows from financing activities decreased during the year ended December 31, 2014, compared to the same period in 2013.  The decrease is primarily related to the $133.2 million repurchase of Class A Common Stock and higher dividend payments during 2014 and the $472.9 million proceeds from issuance of Class A Common Stock in 2013. The decrease is partially offset by higher issuance of debt, net of redemptions, in the 2014 compared to 2013.

Net cash flows from financing activities increased during the year ended December 31, 2013 compared to the same period in 2012. The increase is primarily due to issuing $600.0 million and $350.0 million of 5.375% and 6.375% Notes, respectively, and $250.0 million net proceeds from our Bank Credit Agreement, $472.9 million proceeds received from our offering of Class A common stock, decreases in dividends paid from $1.54 per share during 2012 to $0.60 per share during 2013, and increases in loans by our consolidated variable interest entities. This increase is partially offset by redemption of our 9.375% Notes and increased payments for deferred financing costs.

During 2013, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February, April, August and November, which were paid in March, June, September and December, respectively, for total dividend payments of $0.60 per share for the year ended December 31, 2013.  During 2014, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February and April, and $0.165 per share in the months of August and November, which were paid in March, June, September and December, respectively, for total dividend payments of $0.63 per share for the year ended December 31, 2014.  In February 2015, our Board of Directors declared a quarterly dividend of $0.165 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2014 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2015	2016-2017	2018-2019	2020 and thereafter (b)
Notes payable, capital leases and commercial bank financing (c), (d)	$4,803.2	$234.0	$397.6	$832.7	$3,338.9
Notes and capital leases payable to affiliates (c)	27.6	4.4	8.2	3.8	11.2
Operating leases	65.1	12.8	21.4	10.6	20.3
Program content (e)	1,035.0	308.9	535.2	184.4	6.5
Programming services (f)	96.4	43.5	29.5	16.0	7.4
Investments and loan commitments (h)	15.0	15.0	—	—	—
Other (g)	30.8	6.0	8.9	4.9	11.0
Total contractual cash obligations	$6,073.1	$624.6	$1,000.8	$1,052.4	$3,395.3

(a)         Excluded from this table are $7.1 million of accrued unrecognized tax benefits.  Due to inherent uncertainty, we cannot make reasonable estimates of the amount and period payments will be made.

(b)         Includes a one-year estimate of $7.4 million in payments related to contracts that automatically renew.  We have not calculated potential payments for years after 2020.

(c)          Includes interest on fixed rate debt and capital leases.  Estimated interest on our variable rate debt has been excluded.  Variable rate debt represents $1.9 billion of our $3.9 billion total face value of debt as of December 31, 2014.

(d)         See Note 7. Notes Payable and Commercial Bank Financing in our consolidated financial statements for further discussion of the changes to notes payable, capital leases, and commercial bank financing during 2014.

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

(g)          Other includes obligations related to post-retirement benefits, maintenance and support, other corporate contracts, other long term liabilities, and LMA and outsourcing agreements. Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty. The fees that we are required to pay under these agreements total $3.0 million, $3.6 million, $0.6 million and $1.0 million for the periods 2015, 2016-2017, 2018-2019 and 2020 and thereafter, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in table above.

(h)         Commitments to contribute capital to Patriot Capital II, LP, Patriot Capital III, LP and Caves Valley Partners.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2014, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 7. Notes Payable and Commercial Bank Financing, for further discussion.  As of December 31, 2014, we did not have any outstanding derivative instruments.

We are exposed to risk from the changing interest rates of our variable rate debt, primarily related to our Bank Credit Agreement.  For the year ended December 31, 2014, interest expense on our term loans and revolver related to our Bank Credit Agreement was $38.7 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $13.5 million for the year ended December 31, 2014.  We also have $118.8 million of variable rate debt associated with our other operating divisions.  We estimate that adding 1.0% to respective interest rates would result in $0.8 million of additional interest expense for the year ended December 31, 2014.  Our consolidated VIEs have $30.2 million of variable rate debt associated with the stations that we provide services to pursuant to LMAs and other outsourcing arrangements.  We estimate that adding 1.0% to respective interest rates would an increase interest expense of the VIEs by $0.3 million for the year ended December 31, 2014.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2014.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2014.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Based on our assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Management has excluded the assets, liabilities and operations of the television stations acquired from the Allbritton Companies, New Age Media, WGXA-TV, KSNV-TV, WJAR-TV, WLUK-TV, WCWF-TV, and WTGS-TV from its assessment of internal control over financial reporting as of December 31, 2014 because these television stations were acquired by the Company in a purchase business combination during 2014.  These assets acquired represent 3% of total assets as of December 31, 2014 and 6% of total revenues for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Code of business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2014,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated by reference in this report.

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
3.2

Amended By-Laws of Sinclair Broadcast Group, Inc. as further amended by the Second Amendment to the Amended By-Laws of Sinclair Broadcast Group, Inc., dated March 3, 2009. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 6, 2009).

4.1

Indenture, dated as of October 4, 2010, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 6, 2010).

4.2

Indenture, dated as of October 12, 2012, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 17, 2012).

4.3

Indenture, dated as of April 2, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 4, 2013).

4.4

Indenture, dated as of October 11, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 17, 2013).

4.5

Indenture, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014).

4.6

Registration Rights Agreement, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the Guarantors identified therein and J.P. Morgan Securities LLC. as representative for RBC Capital Markets, LLC, Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Moelis & Company LLC and LionTree Advisors LLC. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014).

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

10.12

Amendment No. 2, dated as of July 1, 2005 and effective July 1, 2005, by and between Cunningham Communications, Inc. (“Lessor”) and Sinclair Communications, LLC, as successor by merger of Chesapeake Television, Inc. (“Lessee”) to the Lease Agreement (the “Agreement”) between Lessor and Lessee, effective as of July 1, 1987, as amended July 1, 1997. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 1, 2005).

10.13*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.14*

Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated April 2, 2007. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.15

Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 3, 2008).

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

10.22

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 15, 2011, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on March 16, 2011).

10.23*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 22, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2010).

10.24*

Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated November 11, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011).

10.25*

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

10.27

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2011, by and among Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A. and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 19, 2011).

10.28*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 9, 2012. (Incorporated by reference form Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012)

10.29

Fourth Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 20, 2012, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on September 26, 2012).

10.30

Amended and restated lease dated January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2013).

10.31*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 5, 2013. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2013).

10.32*	Employment Agreement for Steven J. Pruett, Chief Operating Officer. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013).
10.33

Fifth Amended and Restated Credit Agreement, dated as of April 9, 2013, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 12, 2013.)

10.34

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of October 23, 2013, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 29, 2013.)

10.35*

Amendment to the 1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc., by and among Sinclair Broadcast Group, Inc (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 3, 2014).

10.36*

Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 11, 2014. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 3, 2014).

10.37*	Employment Agreement for Christopher S. Ripley, Chief Financial Officer (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014).
10.38

Sixth Amended and Restated Credit Agreement, dated July 31, 2014, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 8, 2014.

10.39*	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 2, 2015.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 19, 2005 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 26, 2005).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March 2015.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David D. Smith
David D. Smith
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading “Signature” constitutes and appoints Christopher S. Ripley as his true and lawful attorney-in-fact each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done in virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	March 2, 2015

/s/ Christopher S. Ripley	Chief Financial Officer
Christopher S. Ripley		March 2, 2015

/s/ David R. Bochenek	Senior Vice President and
David R. Bochenek	Chief Accounting Officer	March 2, 2015

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 2, 2015

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 2, 2015

/s/ Robert E. Smith
Robert E. Smith	Director	March 2, 2015

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 2, 2015

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 2, 2015

/s/ Martin R. Leader
Martin R. Leader	Director	March 2, 2015

/s/ Howard E. Friedman
Howard E. Friedman	Director	March 2, 2015

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and its subsidiaries (the Company) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the operations of the television stations acquired during 2014 from Allbritton Communications Company,  New Age Media, and the operations of WGXA- TV, KSNV-TV, WJAR-TV, WTGS-TV, WLUK-TV, and WCWF-TV from its assessment of internal control over financial reporting as of December 31, 2014 because Allbritton Communications Company, New Age  Media, and WGXA- TV, KSNV-TV, WJAR-TV, WTGS-TV, WLUK-TV, and WCWF-TV  were  acquired by the Company in a purchase business combination during 2014. We have also excluded Allbritton Communications Company, New Age Media, WGXA- TV, KSNV-TV, WJAR-TV, WTGS-TV, WLUK-TV, and WCWF-TV  from our audit of internal control over financial reporting.  These television stations acquired in 2014  are wholly-owned subsidiaries whose total assets and total revenues represent  3% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 2, 2015

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,682	$280,104
Accounts receivable, net of allowance for doubtful accounts of $4,246 and $3,379, respectively	383,503	308,974
Current portion of program contract costs	88,198	74,324
Income taxes receivable	3,314	—
Prepaid expenses and other current assets	21,338	30,781
Deferred barter costs	5,626	3,688
Assets held for sale	6,504	—
Total current assets	526,165	697,871

ASSETS HELD FOR SALE	8,817	—
PROGRAM CONTRACT COSTS, less current portion	38,531	24,708
PROPERTY AND EQUIPMENT, net	752,538	596,071
RESTRICTED CASH	—	11,747
GOODWILL	1,964,553	1,380,082
BROADCAST LICENSES	135,075	101,029
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,818,263	1,127,755
OTHER ASSETS	208,230	208,209
Total assets (a)	$5,452,172	$4,147,472

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,248	$13,989
Accrued liabilities	246,123	182,185
Income taxes payable	—	2,504
Current portion of notes payable, capital leases and commercial bank financing	113,116	46,346
Current portion of notes payable and capital leases payable to affiliates	2,625	2,367
Current portion of program contracts payable	104,922	90,933
Deferred barter revenues	5,806	3,319
Deferred tax liabilities	6,689	1,738
Liabilities held for sale	2,477	—
Total current liabilities	494,006	343,381

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,796,666	2,966,402
Notes payable and capital leases to affiliates, less current portion	16,309	18,925
Program contracts payable, less current portion	60,605	34,681
Deferred tax liabilities	602,243	311,041
Other long-term liabilities	77,000	67,338
Total liabilities (a)	5,046,829	3,741,768
COMMITMENTS AND CONTINGENCIES (See Note 11)
EQUITY (DEFICIT):
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 69,578,899 and 74,145,569 shares issued and outstanding, respectively	696	741
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 26,028,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	260
Additional paid-in capital	979,202	1,094,918
Accumulated deficit	(545,820)	(696,996)
Accumulated other comprehensive loss	(6,455)	(2,553)
Total Sinclair Broadcast Group shareholders’ deficit	427,882	396,370
Noncontrolling interests	(22,539)	9,334
Total equity (deficit)	405,343	405,704
Total liabilities and equity (deficit)	$5,452,172	$4,147,472

The accompanying notes are an integral part of these consolidated financial statements.

(a)         Our consolidated total assets as of December 31, 2014 and 2013 include total assets of variable interest entities (VIEs) of $163.3 million and $194.1 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2014 and 2013 include total liabilities of the VIEs of $30.0 million and $31.6 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1: Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share data)

	2014	2013	2012
REVENUES:
Station broadcast revenues, net of agency commissions	$1,782,726	$1,217,504	$920,593
Revenues realized from station barter arrangements	122,262	88,680	86,905
Other operating divisions revenues	71,570	56,947	54,181
Total revenues	1,976,558	1,363,131	1,061,679

OPERATING EXPENSES:
Station production expenses	577,013	385,104	255,556
Station selling, general and administrative expenses	370,606	249,732	171,279
Expenses recognized from station barter arrangements	107,716	77,349	79,834
Amortization of program contract costs and net realizable value adjustments	106,629	80,925	60,990
Other operating divisions expenses	58,903	48,109	46,179
Depreciation of property and equipment	103,291	70,554	47,073
Corporate general and administrative expenses	69,413	53,126	33,391
Amortization of definite-lived intangible and other assets	125,496	70,820	38,099
(Gain) loss on asset dispositions	(37,160)	3,392	(7)
Total operating expenses	1,481,907	1,039,111	732,394
Operating income	494,651	324,020	329,285

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(174,862)	(162,937)	(128,553)
Loss from extinguishment of debt	(14,553)	(58,421)	(335)
Income from equity and cost method investments	2,313	621	9,670
Other income, net	4,998	2,225	2,273
Total other expense	(182,104)	(218,512)	(116,945)
Income from continuing operations before income taxes	312,547	105,508	212,340
INCOME TAX PROVISION	(97,432)	(41,249)	(67,852)
Income from continuing operations	215,115	64,259	144,488
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, includes income tax benefit of $0, ($10,806) and ($663), respectively	—	11,558	465
NET INCOME	215,115	75,817	144,953
Net income attributable to the noncontrolling interests	(2,836)	(2,349)	(287)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$212,279	$73,468	$144,666
Dividends declared per share	$0.63	$0.60	$1.54
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$2.19	$0.66	$1.78
Basic earnings per share	$2.19	$0.79	$1.79
Diluted earnings per share from continuing operations	$2.17	$0.66	$1.78
Diluted earnings per share	$2.17	$0.78	$1.78
Weighted average common shares outstanding	97,114	93,207	81,020
Weighted average common and common equivalent shares outstanding	97,819	93,845	81,310

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$212,279	$61,910	$144,201
Income (loss) from discontinued operations, net of tax	—	11,558	465
Net income	$212,279	$73,468	$144,666

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012

Net income	$215,115	$75,817	$144,953
Amortization of net periodic pension benefit costs, net of taxes	173	(392)	(145)
Adjustments to pension obligations, net of taxes	(3,814)	2,571	—
Unrealized gain on investments, net of taxes	285	261	—
Comprehensive income	211,759	78,257	144,808
Comprehensive (income) loss attributable to the noncontrolling interests	(2,836)	(2,349)	(287)
Comprehensive income attributable to Sinclair Broadcast Group	$208,923	$75,908	$144,521

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)

BALANCE, December 31, 2013	74,145,569	$741	26,028,357	$260	$1,094,918	$(696,996)	$(2,553)	$9,334	$405,704
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(61,103)	—	—	(61,103)
Class B Common Stock converted into Class A Common Stock	100,000	1	(100,000)	(1)	—	—	—	—	—
Repurchases of Class A Common Stock	(4,876,121)	(48)	—	—	(133,109)	—	—	—	(133,157)
Class A Common Stock issued pursuant to employee benefit plans	209,451	2	—	—	11,510	—	—	—	11,512
Tax benefit on share based awards	—	—	—	—	1,365	—	—	—	1,365
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,936)	(6,936)
Deconsolidation of variable interest entity	—	—	—	—	4,518	—	(546)	(27,773)	(23,801)
Other comprehensive income	—	—	—	—	—	—	(3,356)	—	(3,356)
Net income	—	—	—	—	—	212,279	—	2,836	215,115
BALANCE, December 31, 2014	69,578,899	$696	25,928,357	$259	$979,202	$(545,820)	$(6,455)	$(22,539)	$405,343

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,115	$75,817	$144,953
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	103,291	70,554	48,871
Amortization of definite-lived intangible assets	125,496	70,820	38,671
Amortization of program contract costs and net realizable value adjustments	106,629	80,925	61,943
Loss on extinguishment of debt, non-cash portion	4,605	33,049	335
Stock-based compensation	14,296	10,573	5,836
Deferred tax (benefit) provision	(818)	22,518	8,313
(Gain) loss on the sale of assets	(37,160)	3,392	(7)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) in accounts receivable, net	(44,253)	(90,635)	(23,225)
Increase (decrease) in income taxes payable	8,253	(4,937)	9,150
(Increase) decrease in prepaid expenses and other current assets	(2,215)	8,295	(8,360)
Increase in accounts payable and accrued liabilities	53,312	7,954	35,885
Payments on program contracts payable	(93,682)	(90,080)	(70,061)
Original debt issuance discount paid	(3,583)	(23,766)	—
Real estate held for development and sale	(20,683)	(10,768)	(1,042)
Other, net	1,851	(3,134)	(13,787)
Net cash flows from operating activities	430,454	160,577	237,475
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(81,458)	(43,388)	(43,986)
Payments for acquisitions of television stations, net of cash acquired	(1,485,039)	(1,006,144)	(1,135,348)
Proceeds from the sale of broadcast assets	176,675	49,738	—
Purchase of alarm monitoring contracts	(27,701)	(23,721)	(12,454)
Decrease (increase) decrease in restricted cash	11,616	(11,522)	58,501
Investments in equity and cost method investees	(8,104)	(10,767)	(24,052)
Proceeds from termination of life insurance policies	17,042	—	42
Other, net	(387)	(5,437)	8,013
Net cash flows (used in) investing activities	(1,397,356)	(1,051,241)	(1,149,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	1,500,720	2,278,293	1,247,255
Repayments of notes payable, commercial bank financing and capital leases	(582,764)	(1,509,760)	(179,356)
Redemption of 3% convertible notes	—	(10,500)	—
Proceeds from the sale of Class A Common Stock	—	472,913	—
Repurchase of outstanding Class A Common Stock	(133,157)	—	—
Dividends paid on Class A and Class B Common Stock	(61,103)	(56,767)	(123,852)
Payments for deferred financing costs	(16,590)	(27,724)	(18,707)
Proceeds from Class A Common Stock sold by variable interest entity	—	10,908	—
Noncontrolling interests distributions	(8,184)	(10,256)	(1,142)
Other, net	5,558	796	(2,491)
Net cash flows from financing activities	704,480	1,147,903	921,707
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(262,422)	257,239	9,898
CASH AND CASH EQUIVALENTS, beginning of year	280,104	22,865	12,967
CASH AND CASH EQUIVALENTS, end of year	$17,682	$280,104	$22,865

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communication Commission (the FCC or Commission). We owned and provided programming and operating services pursuant to local marketing agreements (LMAs) or provided or were provided sales services pursuant to outsourcing agreements to 164 stations in 79 markets which broadcast 373 channels, as of December 31, 2014. For the purpose of this report, these 164 stations and 373 channels are referred to as “our” stations and channels.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase, the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of December 31, 2014 and 2013, we have concluded that 37 and 34 of these licensees are VIEs, respectively.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 12. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $286.3 million, $235.8 million and $154.6 million for the year ended December 31, 2014, 2013, and 2012, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements within Note 11. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

Up until third quarter of 2014, we had consolidated Cunningham (parent entity), in addition to their stations that we perform services for, as we had previously determined that it was a VIE because it had insufficient equity at risk.  As of September 30, 2014, we concluded that Cunningham was no longer a VIE given its significant equity at risk in assets that we have no involvement with, and deconsolidated this entity, along with WTAT and WYZZ, stations that Cunningham acquired from us in July 2014 and November 2013, respectively, with which we have no continuing involvement.  As a result of the deconsolidation, we recorded the difference between the proceeds received from Cunningham for the sale of WTAT and WYZZ to additional paid in capital in the consolidated balance sheet, as well as reflected the noncontrolling interest deficit of the remaining Cunningham VIEs which represents their significant cumulative distributions made to Cunningham (parent entity) that were previously eliminated in consolidation.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$491	$4,916
Accounts receivable	19,521	18,468
Current portion of program contract costs	9,544	10,725
Prepaid expenses and other current assets	297	247
Total current asset	29,853	34,356

PROGRAM CONTRACT COSTS, less current portion	6,922	5,075
PROPERTY AND EQUIPMENT, net	9,716	11,081
GOODWILL	787	6,357
BROADCAST LICENSES	16,935	16,768
DEFINITE-LIVED INTANGIBLE ASSETS, net	96,732	97,496
OTHER ASSETS	2,376	22,935
Total assets	$163,321	$194,068
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$68	$86
Accrued liabilities	1,297	2,536
Current portion of notes payable, capital leases and commercial bank financing	3,659	5,731
Current portion of program contracts payable	9,714	11,552
Total current liabilities	14,738	19,905

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	28,640	49,850
Program contracts payable, less current portion	10,161	6,597
Long term liabilities	8,739	10,838
Total liabilities	$62,278	$87,190

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of December 31, 2014 and 2013, which are excluded from liabilities above, were $34.4 million and $32.4 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.3 million and $5.0 million, respectively for the years ended December 31, 2014 and 2013, respectively.  During the year ended December 31, 2013, Cunningham sold a portion of its investment in our Class A Common Stock which was eliminated in consolidation and excluded from assets shown above, for $7.0 million, net of income taxes and has been reflected as an increase in additional paid in capital in the consolidated balance sheet.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $78.1 million and $59.9 million as of December 31, 2014 and December 31, 2013, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

Other investments.  We have investments in other real estate ventures and investment companies which are considered VIEs.  However, we do not participate in the management of these entities including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.  We account for these entities using the equity or cost method of accounting.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2014 and 2013 was $22.7 million and $26.7 million, respectively, which are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $2.2 million, $2.1 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to these investments.

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

In April 2014, the FASB issued new guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Under the revised guidance, it is less likely for any future sales of assets, asset groups, or stations to be considered discontinued operations because such sales would need to represent a strategic shift and have a major effect on our future operations.  Historically, under the previous guidance, sales of minor components of our business were required to be classified as discontinued operations.  We early adopted this new guidance effective July 1, 2014.  If this guidance were effective for the 2013 discontinued operations discussed in Discontinued Operations, then the sale of those television stations would not have met the criteria under the new guidance.

In May 2014, the FASB issued new guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted and the standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our financial statements.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of this guidance on our financial statements.

In February 2015, the FASB issued new guidance that amends the current consolidation guidance on the determination of whether an entity is a variable interest entity.  This new standard is effective for the annual period beginning after December 15, 2016.  Early adoption is allowed, including in any interim period.  We are currently evaluating the impact of this new guidance on our financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

During 2013, we entered into certain definitive agreements to purchase assets of certain stations discussed in Note 2. Acquisitions, which required certain deposits to be made into escrow accounts. As of December 31, 2013, we held $11.4 million, in restricted cash classified as noncurrent related to the amounts held in escrow for these acquisitions.

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Balance at beginning of period	$3,379	$3,091	$3,008
Charged to expense	2,186	1,802	1,141
Net write-offs	(1,319)	(1,514)	(1,058)
Balance at end of period	$4,246	$3,379	$3,091

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

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  With the exception of one-year contracts, amortization of program contract costs is computed using either a four-year accelerated method or based on usage, whichever method results in the earliest recognition of amortization for each program.  Program contract costs are amortized on a straight-line basis for one-year contracts.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Estimated net realizable values are based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material.  We perform a net realizable value calculation quarterly for each of our program contract costs in accordance with the accounting guidance for the broadcasting industry.  We utilize sales information to estimate the future revenue of each commitment and measure that amount against the commitment.  If the estimated future revenue is less than the amount of the commitment, a loss is recorded in amortization of program contract costs and net realizable value adjustments in the consolidated statements of operations.

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

Other Assets

Other assets as of December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Equity and cost method investments	$107,847	$98,385
Unamortized costs related to debt issuances	47,118	46,150
Other	53,265	63,674
Total other assets	$208,230	$208,209

We have equity and cost method investments primarily in private investment funds and real estate ventures.  In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2014, 2013, and 2012, none of our investments were significant individually or in the aggregate.

As of December 31, 2014 and 2013, our unfunded commitments related to private equity investment funds totaled $15.6 million and $17.0 million, respectively.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess whether a loss in value has occurred related to the investment.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  For the year ended December 31, 2012, we recorded impairments of $1.3 million related to two of our investments. For the year ended December 31, 2013, we recorded impairments of $0.6 million related to two of our investments.  There were no impairment charges during the year ended December 31, 2014. The impairments are recorded in the income (loss) from equity and cost method investees in our consolidated statement of operations.

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

The decrease in other, in the table above, for 2014 was primarily due to the deconsolidation of investments held by Cunningham, partially offset by long term income tax receivables recorded in connection with the acquisition of the Allbritton Companies.  See Variable Interest Entities above for further discussion on the deconsolidation of Cunningham.  See Note 2. Acquisitions for further discussion on the acquisition of the Allbritton Companies.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

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

In our assessment of goodwill for impairment we first determine, based upon a qualitative assessment, whether it is more likely than not a reporting unit has been impaired.  As part of this qualitative assessment, for each reporting unit, we weigh the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors.  The reporting unit specific factors that we consider include current and forecasted financial performance, the significance of the excess fair value over carrying value in prior quantitative assessments, and any changes to the reporting units’ carrying amounts since the most recent impairment tests.  We also consider whether there were any significant changes in the regulatory environment and business climate of the industry, and whether there were any negative pressures on growth rates and discount rates.

If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative two-step method. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including quoted market prices, observed earnings/cash flow multiples paid for comparable television stations and discounted cash flow models. Our discounted cash flow model is based on our judgment of future market conditions within each designated market area based on our internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  If the net book value of the reporting unit were to exceed the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill to determine the implied fair value. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

For our annual impairment test for indefinite-lived intangibles, broadcast licenses, we apply a qualitative assessment to assess whether it is more likely than not that broadcast licenses of a market are impaired.  As part of this qualitative assessment, for each market, we weigh the relative impact of factors that are specific to the market as well as industry and macroeconomic factors that could affect the significant inputs used to determine the fair value of our broadcast license assets.  The market specific factors that we consider include recent market projections from both independent and internal sources for advertising revenue and operating costs, estimated normal market share and capital expenditures, as well as the significance of the excess fair value over carrying value in prior quantitative assessments.  We also consider whether there were any significant changes in the regulatory environment and business climate of the industry, and whether there were any negative pressures on growth rates and discount rates.  When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. We apply the income approach, using a Greenfield method, to estimate the fair values of the broadcast licenses. The income approach method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenues and long term growth projections, estimated market share for the typical participant without a network affiliation and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

We periodically evaluate our long-lived assets for impairment and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their estimated fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  See Note 6. Goodwill and Other Intangible Assets, for more information.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Compensation and employee health insurance	$56,871	$44,800
Interest	33,347	25,133
Deferred revenue	27,037	20,128
Programming related obligations	70,344	42,658
Other accruals relating to operating expenses	58,524	49,466
Total accrued liabilities	$246,123	$182,185

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2014 and 2013, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions and we record a liability for unrecognized tax benefits when such tax positions do not meet the “more-likely-than-not” threshold.  Significant judgment is required in determining whether a tax position meets the “more-likely-than-not” threshold, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements.  Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  See Note 10. Income Taxes, for further discussion of accrued unrecognized tax benefits.

Supplemental Information — Statements of Cash Flows

During 2014, 2013 and 2012, we had the following cash transactions (in thousands):

	2014	2013	2012
Income taxes paid related to continuing operations	$100,986	$26,037	$46,964
Income tax refunds received related to continuing operations	$1,407	$4,414	$194
Interest paid	$157,349	$147,083	$110,973

Non-cash transactions related to capital lease obligations were zero, $10.4 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The non-cash conversion of the 4.875% Notes into Class A Common Stock was $8.6 million, net of taxes for the year ended December 31, 2013.

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

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008.  On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date, and currently management has no plans to terminate this program.  For the year ended December 31, 2014, we have purchased approximately 4.9 million shares for $133.2 million. As of December 31, 2014, the total remaining authorization was $134.4 million.  In January 2015, we repurchased 0.3 million shares of Class A Common Stock for $7.8 million.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in station production and other operating division expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $21.3 million, $15.4 million and $12.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Financial Instruments

Financial instruments, as of December 31, 2014 and 2013, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 7. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We are required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  As of December 31, 2014 and 2013, we recorded a liability of $4.7 million and $1.9 million, respectively, representing the underfunded status of our defined benefit pension plan.

In connection with the acquisition of Fisher Communications, Inc. (Fisher) in 2013 (see Note 2. Acquisitions), we assumed a nonqualified noncontributory supplemental retirement program (Fisher SERP) that was originally established for former executives of Fisher.  No new participants have been admitted to this program since 2001 and the benefits of active participants were frozen in 2005.  The program participants do not include any active employees. The Fisher SERP required continued employment or disability through the date of expected retirement, unless involuntarily terminated.

While the nonqualified plan is unfunded, Fisher had made investments in annuity contracts and life insurance policies on the lives of certain individual participants to assist in future payment of retirement benefits.  The carrying value of the annuity contracts and life insurance policies was $18.2 million as of December 31, 2013, which was included in other assets in our consolidated balance sheet.  The majority of these annuities and life insurance policies were surrendered for lower cash value in 2014.

As of December 31, 2014, the estimated projected benefit obligation was $24.0 million, of which $1.5 million is included in accrued expenses in the consolidated balance sheet and the $22.5 million is included in other long-term liabilities.  During the years ended December 31, 2014 and 2013, we made $2.1 million and $0.5 million in benefit payments, recognized $1.0 million and $0.4 million of periodic pension expense, reported in other expenses in the consolidated statement of operations, and $3.2 million of actuarial losses and $0.2 million of actuarial gains through other comprehensive income, respectively.

At December 31, 2014, the projected benefit obligation was measured using a 3.69% discount rate compared to a discount rate of 4.51% for the year ended December 31, 2013. We estimated its discount rate, in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

We estimate that benefits expected to be paid to participants under the Fisher SERP as follows (in thousands):

December 31,
2015	$1,481
2016	1,726
2017	1,665
2018	1,608
2019	1,554
Next 5 years	7,196

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              ACQUISITIONS

During the years ended December 31, 2014, 2013 and 2012, we acquired a total of 119 television stations in 63 markets, in the aggregate, for a purchase price of $3,557.7 million plus working capital of $53.7 million (21 stations in 15 markets in 2014 for a purchase price of $1,434.5 million plus working capital of $47.3 million; 65 stations in 33 markets in 2013 for an aggregate purchase price of $1,016.6 million plus working capital of $8.4 million; and 33 stations in 18 markets in 2012 for a purchase price $1,106.6 million less working capital of $2.0 million).  All of these acquisitions provide expansion into additional markets and increases value based on the synergies we can achieve.

2014 Acquisitions

Allbritton.  Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (together the “Allbritton Companies”) for $985.0 million plus working capital of $50.2 million.  The Allbritton Companies owned and operated nine television stations in the following seven markets, all of which were affiliated with ABC: Washington, DC; Birmingham, AL; Harrisburg, PA; Little Rock / Pine Bluff, AR; Tulsa, OK; Roanoke / Lynchburg, VA; and Charleston, SC. Also included in the purchase was NewsChannel 8, a 24-hour cable/satellite news network covering the Washington, D.C. metropolitan area.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand. See Note 7. Notes Payable and Commercial Bank Financing.  In connection with the acquisition, we sold the acquired assets related to the Harrisburg, PA station effective September 1, 2014.  See Note 3. Dispositions of Assets and Discontinued Operations for further discussion.

MEG Stations.  Effective December 19, 2014, we completed the acquisition of four television stations in three markets from Media General, Inc (MEG Stations) for a purchase price of $207.5 million less working capital of $1.6 million.  The acquired stations are located in the following markets: Providence, RI / New Bedford, MA; Green Bay / Appleton, WI; and Savannah, GA. We financed the purchase price with cash on hand and borrowing under our revolving credit facility. Simultaneously, we sold to Media General, our television stations in Tampa, FL and Colorado Springs, CO.  See Note 3. Dispositions of Assets and Discontinued Operations for further discussion.  We financed the purchase price, net of the proceeds received from the sale of those stations, with borrowings under our revolving credit facility.

KSNV.  Effective November 1, 2014, we completed the acquisition of certain of assets of KSNV (NBC) in Las Vegas, NV from Intermountain West Communications Company (Intermountain West) for $118.5 million less working capital of $0.2 million.  In conjunction with the purchase, we assumed the rights under the affiliation agreement with NBC and swapped our KVMY call letters for the KSNV call letters.  Intermountain West continues to own and operate the station under the KVMY call letters and we do not provide any programming or sales services to this station. We financed the total purchase price with cash on hand and borrowings under our revolving credit facility.

Other 2014 Acquisitions.  During the year ended December 31, 2014, we acquired certain assets related to eight other television stations in the following four markets: Wilkes Barre / Scranton, PA; Tallahassee, FL; Gainesville, FL; and Macon, GA.  The purchase price for these stations was $123.5 million less working capital of $1.1 million which was financed with cash on hand and borrowings under our revolving credit facility.

2013 Acquisitions

Barrington.  Effective November 22, 2013, we completed the acquisition of certain assets of Barrington Broadcasting Company, LLC (Barrington) for $370.0 million, less working capital of $2.3 million, which related to twenty-four stations in the following fifteen markets: Flint/Saginaw/Bay City/Midland, MI; Toledo, OH; Columbia, SC; Syracuse, NY; Harlingen/Weslaco/Brownsville/McAllen, TX; Colorado Springs, CO; Myrtle Beach/Florence, SC; Peoria/Bloomington, IL; Traverse City/Cadillac, MI; Amarillo, TX; Columbia/Jefferson City, MO; Albany, GA; Quincy, IL/Hannibal, MO/Keokuk, IA; Marquette, MI; and Ottumwa, IA/Kirksville, MO. Concurrent with the purchase, we entered into certain agreements with third parties to provide certain operational services to five of the stations.  The purchase price includes $7.5 million paid by third parties for the license related assets these certain stations.  We financed the purchase price with borrowings under our bank credit facility.

Fisher.  Effective August 8, 2013, we completed the acquisition of all of the outstanding common stock of Fisher Communications, Inc. (Fisher). We paid $373.2 million to the shareholders of the Fisher common stock, representing $41.0 per common share. We financed the total purchase price with cash on hand. Fisher owned and/or operated twenty-two television stations in the following eight markets: Seattle-Tacoma, WA; Portland, OR; Spokane, WA; Boise, ID; Eugene, OR; Yakima/Pasco/Richland/Kennewick, WA; Bakersfield, CA; and Idaho Falls/Pocatello, ID. Also included in the purchase were the assets of four radio stations in the Seattle/Tacoma, WA market.

Other 2013 Acquisitions.  During the year ended December 31, 2013, we acquired nineteen other television stations in the following eight markets: Baltimore, MD; Fresno / Visalia, CA; Omaha, NE; Portland, ME; El Paso, TX; Johnstown / Altoona, PA; Reno, NV; Sioux City, IA; and Wheeling, WV / Steubenville, OH.  The purchase price of $272.7 million plus working capital of $10.8 million includes $0.7 million paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate.

2012 Acquisitions

Newport.  Effective December 1, 2012, we completed the acquisition of certain broadcast assets of Newport Television (Newport) related to seven stations in the following six markets: Cincinnati, OH; San Antonio, TX; Harrisburg/Lancaster/Lebanon/York, PA; Mobile, AL/Pensacola, FL; Wichita/Hutchinson, KS; and Rochester, NY.  We

financed the $472.4 million purchase price less working capital of $1.0 million with net proceeds from the 6.125% Notes issued in October 2012.  See Note 7. Notes Payable and Commercial Bank Financing for more information.

Freedom. Effective April 1, 2012, we completed the acquisition of the broadcast assets of Freedom Communications, Inc. (Freedom), which consisted of eight stations in the following eight markets: West Palm Beach, FL; Grand Rapids/Kalamazoo/Battle Creek, MI; Albany, NY; Chattanooga, TN; Lansing, MI; Medford-Klamath Falls, OR; and Beaumont/Port Arthur/Orange, TX.  We financed the $385.3 million purchase with borrowings under our bank credit facility.  See Note 7. Notes Payable and Commercial Bank Financing for more information.

Four Points.  Effective January 1, 2012, we completed the acquisition of the broadcast assets of Four Points Media (Four Points), which consisted of seven stations in the following four markets: Salt Lake City / St. George, UT; Austin, TX; West Palm Beach / Fort Pierce / Stuart, FL; and Providence, RI / New Bedford, MA.  The $199.1 million purchase price was financed with borrowings under our bank credit facility.  See Note 7. Notes Payable and Commercial Bank Financing for more information.

Other 2012 Acquisitions.  During the year ended December 31, 2012, we acquired five other television stations in the following three markets: Columbus, OH; Champaign / Springfield / Decatur, IL; and Beaumont/Port Arthur/Orange, TX. The aggregate purchase price of $49.5 million less working capital of $0.7 million includes amounts paid by certain VIEs for the license assets of certain of these stations owned by VIEs that we consolidate.

The following tables summarize the allocated fair value of acquired assets and assumed liabilities, including the net assets of consolidated VIEs (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Accounts receivable	$—	$—	$38,542	$—	$38,542
Prepaid expenses and other current assets	476	67	19,890	79	20,512
Program contract costs	1,889	482	1,204	2,561	6,136
Property and equipment	35,963	8,300	46,600	8,400	99,263
Broadcast licenses	4,202	—	13,700	125	18,027
Definite-lived intangible assets	93,156	61,725	564,100	71,025	790,006
Other assets	—	—	20,352	1,500	21,852
Assets held for sale	—	—	83,200	—	83,200
Accounts payable and accrued liabilities	(2,085)	(277)	(8,351)	(1,143)	(11,856)
Program contracts payable	(1,889)	(481)	(1,140)	(2,554)	(6,064)
Deferred tax liability	—	—	(261,393)	—	(261,393)
Other long term liabilities	—	(1,200)	(17,025)	—	(18,225)
Fair value of identifiable net assets acquired	131,712	68,616	499,679	79,993	780,000
Goodwill	74,179	49,674	535,558	42,443	701,854
Total	$205,891	$118,290	$1,035,237	$122,436	$1,481,854

	Fisher	Barrington	Other	Total 2013 acquisitions
Cash	$13,531	$—	$—	$13,531
Accounts receivable	29,485	—	8,226	37,711
Prepaid expenses and other current assets	19,133	681	5,217	25,031
Program contract costs	11,427	4,011	6,050	21,488
Property and equipment	73,968	73,621	67,034	214,623
Broadcast licenses	29,771	719	4,395	34,885
Definite-lived intangible assets	166,034	220,253	169,438	555,725
Other assets	9,284	—	1,394	10,678
Assets held for sale	6,339	—	—	6,339
Accounts payable and accrued liabilities	(20,127)	(2,725)	(3,926)	(26,778)
Program contracts payable	(10,977)	(3,813)	(6,331)	(21,121)
Deferred tax liability	(74,177)	—	(2,304)	(76,481)
Other long term liabilities	(23,384)	(65)	(10,550)	(33,999)
Fair value of identifiable net assets acquired	230,307	292,682	238,643	761,632
Goodwill	143,942	75,004	45,538	264,484
Less: fair value of non-controlling interest	(1,053)	—	—	(1,053)
Total	$373,196	$367,686	$284,181	$1,025,063

	Four Points	Freedom	Newport	Other	Total 2012 acquisitions
Prepaid expenses and other current assets	$456	$373	$1,390	$160	$2,379
Program contract costs	3,731	3,520	10,378	1,638	19,267
Property and equipment	34,578	54,109	53,883	16,545	159,115
Broadcast licenses	10,658	10,424	15,581	2,679	39,342
Definite-lived intangible assets	93,800	140,963	240,013	22,546	497,322
Other assets	548	278	1,097	—	1,923
Accounts payable and accrued liabilities	(381)	(589)	(3,928)	(1,178)	(6,076)
Program contracts payable	(5,157)	(3,404)	(11,634)	(4,252)	(24,447)
Fair value of identifiable net assets acquired	138,233	205,674	306,780	38,138	688,825
Goodwill	60,843	179,609	164,621	10,661	415,734
Total	$199,076	$385,283	$471,401	$48,799	$1,104,559

The allocations presented above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The purchase prices have been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocations related to the 2014 acquisitions are preliminary pending a final determination of the fair values of the assets and liabilities.

During the year ended December 31, 2014, we made certain measurement period adjustments to the initial purchase accounting for the acquisitions in 2013, resulting in reclassifications between certain noncurrent assets and noncurrent liabilities, including an increase to property and equipment of approximately $44.3 million, an increase to broadcast licenses of $19.4 million, an increase to noncurrent deferred tax liabilities of $29.3 million, and a decrease to goodwill of $66.3 million, as well as a corresponding increase to depreciation and amortization of $2.5 million during the year ended December 31, 2014.

These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations and 10 years for the decaying advertiser base.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  Other intangible assets will be amortized over the respective weighted average useful lives ranging from 14 to 16 years. The following tables summarize the amounts allocated to definite-lived intangible assets representing the estimated fair values and estimated goodwill deductible for tax purposes (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Network affiliations	$63,462	$43,800	$356,900	$42,625	$506,787
Decaying advertiser base	9,280	12,100	38,500	9,100	68,980
Other intangible assets	20,414	5,825	168,700	19,300	214,239
Fair value of identifiable definite-lived intangible assets acquired	$93,156	$61,725	$564,100	$71,025	$790,006
Estimated goodwill deductible for tax purposes	$74,179	$49,674	$—	$42,443	$166,296

	Fisher	Barrington	Other	Total 2013 acquisitions
Network affiliations	$117,499	$103,245	$99,805	$320,549
Decaying advertiser base	18,110	41,939	19,992	80,041
Other intangible assets	30,425	75,069	49,641	155,135
Fair value of identifiable definite-lived intangible assets acquired	$166,034	$220,253	$169,438	$555,725
Estimated goodwill deductible for tax purposes	$10,765	$75,004	$111,208	$196,977

	Four Points	Freedom	Newport	Other	Total 2012 acquisitions
Network affiliations	$66,928	$93,067	$175,978	$12,858	$348,831
Decaying advertiser base	9,766	25,059	23,662	1,843	60,330
Other intangible assets	17,106	22,837	40,373	7,845	88,161
Fair value of identifiable definite-lived intangible assets acquired	$93,800	$140,963	$240,013	$22,546	$497,322
Estimated goodwill deductible for tax purposes	$60,843	$179,609	$164,621	$10,661	$415,734

The following tables summarize the results of the acquired operations included in the financial statements of the Company beginning on the acquisition date of each acquisition as listing above (in thousands):

Revenues	2014	2013	2012
MEG Stations	$2,299	$—	$—
KSNV	5,972	—	—
Allbritton	106,258	—	—
Barrington	173,013	16,927	—
Fisher	184,534	79,078	—
Newport	162,824	149,044	11,674
Freedom (b)	127,916	108,585	91,046
Four Points (a)	75,058	73,673	69,964
Other stations acquired in:
2014	9,172	—	—
2013	139,521	52,440	—
2012	21,196	21,515	4,485
Total net broadcast revenues	$1,007,763	$501,262	$177,169

Operating Income	2014	2013	2012
MEG Stations	$1,010	$—	$—
KSNV	2,108	—	—
Allbritton	26,914	—	—
Barrington	34,875	4,096	—
Fisher	26,940	19,019	—
Newport	53,457	35,779	2,860
Freedom (b)	43,882	29,439	32,488
Four Points (a)	22,441	19,754	17,287
Other stations acquired in:
2014	1,569	—	—
2013	26,487	12,007	—
2012	2,091	946	(1,589)
Total operating income	$241,774	$121,040	$51,046

(a)         These amounts exclude the operations of WLWC-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 3. Disposition of Assets and Discontinued Operations.

(b)         These amounts exclude the operations of WLAJ-TV which are classified as discontinued operations in the consolidated statements of operations.  See Note 3. Disposition of Assets and Discontinued Operations.

In connection with the acquisitions, for the years ended December 31, 2014, 2013, and 2012, we incurred a total of $5.7 million, $2.8 million, and $1.2 million, respectively, of costs primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude acquisitions presented under Other above, as they were deemed not material both individually and in the aggregate. The 2012 period does not include the pro forma effects of the 2014 acquisitions, and as such will not provide comparability to the 2013 and 2014 pro forma periods presented in the following table (in thousands, except per share data):

	(Unaudited)
	2014	2013	2012
Total revenues	$2,150,124	$1,838,167	$1,513,975
Net Income	$189,174	$41,323	$153,807
Net Income attributable to Sinclair Broadcast Group	$186,338	$38,974	$153,370
Basic earnings per share attributable to Sinclair Broadcast Group	$1.92	$0.42	$1.89
Diluted earnings per share attributable to Sinclair Broadcast Group	$1.90	$0.42	$1.89

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, and exclusion of nonrecurring financing and transaction related costs. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangibles and intangible assets in purchase accounting.  The pro forma revenues exclude the revenues of WLAJ-TV and WLWC-TV which are classified as discontinued operations in the consolidated statements of operations and KIDK-TV, KXPI-TV, WHTM-TV, WTTA-TV, KXRM-TV, and KXTU-TV which were sold subsequent to acquisition.

3.              DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS

Discontinued Operations

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale we reported the results of operations of our stations in Lansing, Michigan (WLAJ-TV) and Providence, Rhode Island (WLWC-TV), as discontinued operations in the consolidated statements of operations.  Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the accompanying consolidated statements of operations. WLAJ-TV was acquired in the second quarter of 2012 in connection with the acquisition of the television stations from Freedom. WLWC-TV was recently acquired in the first quarter of 2012 in connection with the acquisition of the television stations from Four Points. See Note 2. Acquisitions for more information.  The operating results of WLAJ-TV, which was sold effective March 1, 2013 for $14.4 million, and WLWC-TV, which was sold effective April 1, 2013 for $13.8 million, are not included in our consolidated results of operations from continuing operations. Total revenues for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2013, were $0.6 million and $1.6 million, respectively.  Total revenues of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2012, are $3.7 million and $6.3 million, respectively.  Total income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2013, are $0.2 million and $0.4 million, respectively, and total income(loss) before taxes of WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2012, are $0.9 million and $0.2 million, respectively.  The resulting gain on the sale of these stations in 2013 was negligible.

Additionally, we recognized an $11.2 million income tax benefit during the year ended December 31, 2013, attributable to the adjustment of certain liabilities for unrecognized tax benefits related to discontinued operations. See Note 10. Income Taxes for further information.

Dispositions related to station acquisitions

As discussed in Note 2. Acquisitions, we completed the acquisition of certain broadcast assets from Media General.  Simultaneously, we sold to Media General the broadcast assets of WTTA in Tampa, FL and KXRM/KXTU in Colorado Springs, CO for $93.1 million less working capital of $0.6 million.  We recognized a $39.0 million gain on sale related to WTTA.

Concurrent with the acquisition of the Allbritton companies discussed in Note 2. Acquisitions, due to FCC conflict ownership rules, we sold WHTM in Harrisburg/Lancaster/York, PA to Media General in September 2014 for $83.4 million, less working capital of $0.2 million and the non-license assets of WTAT in Charleston, SC to Cunningham for $14.0 million, effective August 1, 2014.  WHTM was acquired from the Allbritton companies and assets of WHTM were classified as assets held for sale in the Allbritton purchase price allocation.  We did not recognize a gain or loss on this transaction. Prior to the sale of WTAT, we operated the station under an LMA and purchase agreement with Cunningham.  This sale was accounted for as a transaction between parties under common control.  See Note 12. Related Person Transaction for further discussion.

Concurrent with the Barrington acquisition, due to FCC conflict ownership rules, we sold our station, WSYT (FOX), and assigned its LMA with WNYS (MNT), in Syracuse, NY to a third party for $15.0 million less, and recognized a loss on sale of $3.3 million. We also sold our station, WYZZ (FOX) in Peoria, IL, which receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22.0 million. This sale was accounted for as a transaction between parties under common control.  See Note 12. Related Person Transactions for further discussion.

Concurrent with the Fisher acquisition discussed in Note 2. Acquisitions, a third party that performed certain services pursuant to an outsourcing agreement to the station that we acquired, KIDK and KXPI in Idaho Falls, ID, exercised an existing purchase option to purchase the broadcast assets of the two stations for $6.3 million, which closed in November 2013.  The assets of these stations were classified as assets held for sale in the Fisher purchase price allocation.  See Note 2. Acquisitions for further discussion.

Concurrent with the acquisition of WKRC in Cincinnati, OH and WOAI in San Antonio, TX from Newport (see Note 2. Acquisitions), we sold the license assets of two of our existing stations located in Cincinnati, OH (WSTR) and San Antonio, TX (KMYS) for a total of $10.7 million to third parties.  We provide non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements and we have assignable purchase options with these licensees to acquire the license assets. We consolidate the license assets of these stations because the licensee companies are VIEs and we are the primary beneficiary. See Variable Interest Entities in Note 1. Nature of Operations and Summary of Significant Accounting Policies.

The dispositions of the above assets did not meet the criteria for classification as discontinued operations, therefore the results of operations are included in continuing operations in our consolidated statements of operations.

Assets Held for Sale

We expect to sell, Triangle Sign & Service, LLC, a consolidated investment in our other operating divisions, in the first half of 2015.  In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported our assets and liabilities related to Triangle as held for sale in the accompanying consolidated balance sheet as of December 31, 2014.  Results of operations of these stations are included within the results from continuing operations as the criteria for classification as discontinued operations was not met.

As of December 31, 2014, the major classes of assets and liabilities of the group reported as held for sale on the accompanying consolidated balance sheet are shown below:

December 31, 2014
Assets:
Accounts receivable	$5,101
Prepaid expenses and other current assets	1,403
Total current assets held for sale	6,504

Property and equipment (a)	1,036
Goodwill	2,975
Definite-lived intangible assets	2,962
Total assets held for sale	$13,477
Liabilities:
Accounts payable	$1,096
Accrued liabilities	1,360
Current portion of notes payable, capital leases and commercial bank financing	21
Total liabilities held for sale	$2,477

(a)         Excluded from the above is $1.8 million in held for sale assets related to certain real estate assets within our broadcast segment.

4.              STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Under the LTIP, we have issued restricted stock awards (RSAs), stock grants to our non-employee directors, stock-settled appreciation rights (SARs) and stock options.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2014, 8,414,109 shares (including forfeited shares) were available for future grants.   Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions (the Match) for participants in our 401(k) plan, an employee stock purchase plan (ESPP), and subsidiary stock awards.  Stock-based compensation expense has no effect on our consolidated cash flows.  For the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation of $14.3 million, $10.6 million and $5.9 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.   RSAs issued in 2014, 2013 and 2012 have certain restrictions that lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends.  The fair value assumes the closing value of the stock on the grant date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2013	370,000	$13.81
2014 Activity:
Granted	73,700	28.23
Vested	(214,000)	13.52
Forfeited	—	—
Unvested shares at December 31, 2014	229,700	18.71

For the years ended December 31, 2014, 2013 and 2012, we recorded compensation expense of $3.2 million, $2.7 million and $1.2 million, respectively.  The majority of the unrecognized compensation expense of $1.4 million as of December 31, 2014 will be recognized in 2015.  During 2014, outstanding RSAs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock.  In 2014, 2013 and 2012, we issued 12,000 shares, 31,250 shares and 25,000 shares, respectively.  We recorded expense of $0.4 million, $0.8 million and $0.2 million for each of the years ended December 31, 2014, 2013 and 2012, respectively, which was based on the closing value of the stock on the date of grant.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings (loss) per share.

SARs.  During the years ended December, 2014, 2013 and 2012, 200,000, 500,000 and 400,000 SARs were granted with base values per share of $27.86, $14.21 and $11.68, respectively, to our President and Chief Executive Officer.  The SARs have a 10-year term and vest immediately.  The base value of each SAR is equal the closing price of our Class A Common Stock on the grant date.   For the years ended December 31, 2014, 2013 and 2012, we recorded compensation expense equal to the estimated fair value at the grant date, of $2.6 million, $3.2 million and $2.0 million, respectively.  We valued the SARs using the Black-Scholes model and the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.5%	0.9%	0.9%
Expected years until exercise	5 years	5 years	5 years
Expected volatility	65%	73%	73%
Annual dividend yield	2.2%	4.3%	5.2%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for U.S. Treasury zero coupon separate trading of registered interest and principal securities, commonly known as STRIPS,  that approximate the expected life of the options.  The expected volatility is based on our historical stock prices over a period equal to the expected life of the options.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

The following is a summary of the 2014 activity:

	SARs	Weighted- Average Price
Outstanding at December 31, 2013	1,400,000	$13.25
2014 Activity:
Granted	200,000	27.86
Exercised	—
Outstanding SARs at December 31, 2014	1,600,000	15.08

The aggregate intrinsic value of the 1,600,000 outstanding as of December 31, 2014 was $19.6 million, and the outstanding SARs have a weighted average remaining contractual life of 6.89 years as of December 31, 2014.  During 2014, 2013 and 2012, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Options.  In April 2014, we entered into an employment agreement with our Chief Financial Officer, to grant annually on each December 31, an option to purchase 125,000 shares of Class A Common Stock beginning December 31, 2014 through December 31, 2021.  Upon grant, the stock options are immediately exercisable.  The maximum aggregate intrinsic value that can be earned under the arrangement cannot exceed $20 million. The stock options are granted with an exercise price equal to the closing price of the stock on the date of grant and have a 10 year contractual life.

Since the stock options are fully vested upon grant and requisite service must be satisfied to receive the award, we estimate the fair value of each of the options to be issued in the future and recognize the compensation expense over the period until the actual grant date.  The fair value of each award is remeasured each period until the actual grant with the ultimate cumulative expense equaling the grant date fair value of the award.  During the year ended December 31, 2014, we recorded $1.5 million of stock-based compensation expense related to this arrangement, based on estimated fair values of each of the options, of which $1.1 million was attributable to the option granted on December 31, 2014.

We value the stock options using the Black-Scholes pricing model.  We used the following inputs to the model to value the option granted on December 31, 2014, which has an exercise price of $27.36 per share:

2014
Risk-free interest rate	1.8%
Expected years to exercise	5 years
Expected volatility	47.6%
Annual dividend yield	2.3%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for U.S. Treasury STRIPS, that approximate the expected life of the options.  The expected volatility is based on our historical stock prices over a period equal to the expected life of the options.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

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

The value of the Match is based on the level of elective deferrals into the 401(k) plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2014, 2013 and 2012, we recorded $5.2 million, $3.1 million and $1.6 million, respectively, of stock-based compensation expense related to the Match. A total of 3,000,000 shares of Class A Common Stock are reserved for matches under the plan.  As of December 31, 2014, 775,696 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.3 million and $0.2 million, respectively.  Less than 0.1 million shares were issued to employees during the year ended December 31, 2014.  A total of 2,200,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2014, 245,761 shares were available for future grants.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and/or appraisals.  These stock awards vest immediately.  For the years ended December 31, 2014, 2013 and 2012, we recorded compensation expense of $0.2 million, $0.3 million and $0.7 million, respectively, related to these awards which increase noncontrolling interest equity.  These awards have no effect on the shares used in our basic and diluted earnings per share.

5.              PROPERTY AND EQUIPMENT:

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

Property and equipment consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Land and improvements	$55,269	$37,517
Real estate held for development and sale	113,514	67,037
Buildings and improvements	192,478	168,441
Station equipment	684,176	572,851
Office furniture and equipment	70,402	50,210
Leasehold improvements	19,091	19,453
Automotive equipment	37,726	23,443
Capital leased assets	81,625	81,602
Construction in progress	18,774	17,078
	1,273,055	1,037,632
Less: accumulated depreciation	(520,517)	(441,561)
	$752,538	$596,071

Capital leased assets are related to building, tower and equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We recorded capital lease depreciation expense of $3.7 million, $4.0 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $1,964.6 million and $1,380.1 million at December 31, 2014 and 2013, respectively.  The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other Operating Divisions	Consolidated
Balance at December 31, 2012
Goodwill	$1,484,117	$3,488	$1,487,605
Accumulated impairment losses	(413,573)	—	(413,573)
	1,070,544	3,488	1,074,032
Acquisition of television stations (a)	330,309	—	330,309
Sale of broadcast assets (d)	(14,724)	—	(14,724)
Measurement period adjustments related to 2012 acquisitions (e)	(9,535)	—	(9,535)
Balance at December 31, 2013 (c)
Goodwill (a)	1,790,167	3,488	1,793,655
Accumulated impairment losses	(413,573)	—	(413,573)
	1,376,594	3,488	1,380,082
Acquisition of television stations (a)	701,854	—	701,854
Sale of broadcast assets (d)	(26,731)	—	(26,731)
Deconsolidation of variable interest entities (b)	(21,357)	—	(21,357)
Measurement period adjustments related to 2013 acquisitions (e)	(66,320)	—	(66,320)
Assets held for sale	—	(2,975)	(2,975)
Balance at December 31, 2014 (c)
Goodwill	2,377,613	513	2,378,126
Accumulated impairment losses	(413,573)	—	(413,573)
	$1,964,040	$513	$1,964,553

(a)         In 2014 and 2013, we acquired goodwill as a result of acquisitions as discussed in Note 2. Acquisitions.

(b)         In 2014, we deconsolidated certain variable interest entities and the amounts relate to WYZZ in Peoria, IL and WTAT in Charleston, SC, as discussed in Variable Interest Entities within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(c)          Approximately $0.8 million and $6.4 million of goodwill relates to consolidated VIEs as of December 31, 2014 and 2013, respectively.

(d)         Amounts relate to the 2013 sale of WSYT (including certain assets of WNYS, which we performed service to under an LMA) in Syracuse, NY, in connection with the acquisition of stations from Barrington, and to the 2014 sale of WTTA in Tampa, FL and KXRM/KXTU in Colorado Springs, CO.  See Note 3. Disposition of Assets and Discontinued Operations for further discussion on the sale of these stations.

(e)          Amounts relate to immaterial measurement period adjustments related to 2013 acquisitions.

We did not have any indicators of impairment in any interim period in 2014, 2013, or 2012, and therefore did not perform interim impairment tests for goodwill during those periods. We performed our annual impairment tests for goodwill in the fourth quarter of 2014 and 2013 and as a result of our qualitative assessment we concluded based on our qualitative assessment of goodwill that it was more likely than not that the fair values of the reporting units would sufficiently exceed their carrying values and it was unnecessary to perform the quantitative two-step method.

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

As of December 31, 2014 and 2013, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	2014	2013
Beginning balance	$101,029	$85,122
Acquisition of television stations (a)	18,027	15,514
Sale of broadcast assets (d)	(45)	(25)
Impairment charge	(3,240)	—
Measurement period adjustments related to 2013 acquisitions (a)	19,355	418
Deconsolidation of variable interest entities (b)	(51)	—
Ending balance (c)	$135,075	$101,029

(a)         See Note 2. Acquisitions.

(b)         In 2014, we deconsolidated certain variable interest entities and the amounts relate to WYZZ in Peoria, IL and WTAT in Charleston, SC, as discussed in Variable Interest Entities within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(c)          Approximately $16.9 million and $16.8 million of broadcast licenses relate to consolidated VIEs as of December 31, 2014 and 2013, respectively.

(d)         Amounts relate to the 2013 sale of WSYT, in Syracuse, NY, in connection with the acquisition of stations from Barrington, and to the 2014 sale of WTTA in Tamp, FL and KXRM/KXTU in Colorado Springs, CO.  See Note 3. Disposition of Assets and Discontinued Operations for further discussion on the sale of these stations.

We did not have any indicators of impairment for broadcast licenses in any interim period in 2014, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in the fourth quarter of 2014 and as a result of our qualitative and/or quantitative assessments we recorded $3.2 million in impairment, included with amortization of $113.4 million within the consolidated statement of operations, related to broadcast licenses with a carrying value of $21.1 million, compared to their estimated fair value of $17.9 million, as a result of a decrease in the projected future market revenues related to our radio broadcast licenses in Seattle, WA.

The key assumptions used to determine the fair value of our broadcast licenses consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated market revenues, normalized market share, normalized profit margin, and estimated start-up costs. The qualitative factors for our broadcast licenses indicated an increase in market revenues, stable market shares and stable cost factors.   The revenue, expense and growth rates used in determining the fair value of our broadcast licenses remained constant or increased slightly from 2013 to 2014.  The growth rates are based on market studies, industry knowledge and historical performance.  The discount rates used to determine the fair value of our broadcast licenses did not change significantly over the last three years.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations (in thousands):

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation (a)	$1,396,792	$(257,526)	$1,139,266
Decaying advertiser base (b)	324,262	(148,878)	175,384
Other (c)	599,472	(95,859)	503,613
Total	$2,320,526	$(502,263)	$1,818,263

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Network affiliation (a)	$869,535	$(195,037)	$674,498
Decaying advertiser base (b)	260,454	(135,978)	124,476
Other (c)	389,769	(60,988)	328,781
Total	$1,519,758	$(392,003)	$1,127,755

(a)         The increase in network affiliation assets includes amounts from acquisitions of $506.8 million and $321.0 million in 2014 and 2013, respectively. See Note 2. Acquisitions for the purchase price allocation of stations acquired during 2014, and measurement period adjustments recorded during 2014 related to 2013 acquisitions.

(b)         The increase in decaying advertiser base includes amounts from acquisitions of $69.0 million and $80.0 million in 2014 and 2013, respectively.  See Note 2. Acquisitions for the purchase price allocation of stations acquired during 2014, and measurement period adjustments related to 2013 acquisitions.

(c)          The increase in other intangible assets includes the amounts from acquisitions of $214.2 million and $155.5 million in 2014 and 2013, respectively.  See Note 2. Acquisitions for the purchase price allocation of stations acquired during 2014, and measurement period adjustments related to 2013 acquisitions.  The increase also includes the purchase of additional alarm monitoring contracts of $27.7 million, which is included in Other Operating Divisions.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives which generally range from 5 to 25 years.  The total weighted average useful life of all definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions discussed in Note 2. Acquisitions is 14 years.  The amortization expense of the definite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012 was $125.5 million, $70.8 million and $38.1 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2014, 2013 and 2012.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2015	$147,831
For the year ended December 31, 2016	146,877
For the year ended December 31, 2017	144,887
For the year ended December 31, 2018	143,923
For the year ended December 31, 2019	143,834
Thereafter	1,090,911
$1,818,263

7.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

We have a syndicated credit facility which includes both revolving credit and issued term loans (Bank Credit Agreement).  During the years ended December 31, 2014, 2013 and 2012, the Bank Credit Agreement has been restated and amendment several times to provide incremental financing to the acquisitions as discussed under Note 2. Acquisitions.  As of December 31, 2014, $1,725.9 million of aggregate borrowings were outstanding under the Bank Credit Agreement, which consists of the following:

Term Loan A.  As of December 31, 2014, $348.1 million of term loans maturing in April 2018 which bear interest at LIBOR plus 2.25% (Term Loan A) were outstanding.  As of December 31, 2013, $500.0 million of Term Loan A was outstanding, and we had an additional commitment of $200.0 million to be drawn on a delayed basis in 2014.  On July 31, 2014, the most recent amendment to the Bank Credit Agreement, $327.7 million of Term Loan A was converted into revolving commitments.

Term Loan B.  As of December 31, 2014, $1,035.9 million of term loans, net of unamortized original issue discount of $4.0 million, were outstanding, which consist of 1) $650.0 million original principal maturing in April 2020, bearing interest at LIBOR plus 2.25% with 0.75% LIBOR floor, and 2) $400.0 million original principal maturing July 2021, bearing interest at LIBOR plus 2.75% with a 0.75% LIBOR floor (collectively, Term Loan B).  As of December 31, 2013, $642.7 million of Term Loan B, net of unamortized original issue discount of $3.6 million, was outstanding.  On July 31, 2014, the incremental Term Loan B of $400.0 million, discussed above, was issued at 99.75% of par ($1.0 million original issue discount).

Revolving Credit Facility.  As of December 31, 2014 and 2013, our total commitments under the revolving credit facility (Revolver) were $485.2 million and $157.5 million, respectively.  The Revolver matures in April 2018 and bears interest at LIBOR plus 2.25%.  We incur a commitment fee on undrawn capacity of 0.5%.  On July 31, 2014, $327.7 million of Term Loan A was converted into revolving commitments.  As of December 31, 2014, $338.0 million of borrowings and $3.1 million of letters of credit were issued under the Revolver.  Remaining borrowing capacity under the Revolver was $144.1 million as of December 31, 2014.

Interest expense related to the Bank Credit Agreement, including the Revolver, in our consolidated statements of operations was $38.7 million, $27.3 million and $35.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Included in these amounts were debt refinancing costs of $3.8 million, $2.4 million and $6.3 million for the years ended December 31, 2014, 2013, and 2012 respectively, in accordance with debt modification accounting guidance that applied to the amendments.  Additionally, we capitalized $3.8 million, $14.9 million and $2.3 million as deferred financing costs, during the years ended December 31, 2014, 2013 and 2012, respectively.  Deferred financing costs are classified within other assets within our consolidated balance sheet.  The weighted average effective interest rate of the Term Loan B for the years ended December 31, 2014 and 2013 was 3.27% and 3.29%, respectively.  The weighted average effective interest rate of the Term Loan A for the years ended December 31, 2014 and 2013 was 2.34% and 2.51%, respectively.  The weighted average effective interest rate of the Revolver for the year ended December 31, 2014 was 2.47%.

Our Bank Credit Agreement, as well as indentures governing our outstanding notes as described below, contains a number of covenants that, among other things, restrict our ability and our subsidiaries’ ability to incur additional indebtedness with certain exceptions, pay dividends (See Note 9. Common Stock), incur liens, engage in mergers or consolidations, make acquisitions, investments or disposals and engage in activities with affiliates.  In addition, under the Bank Credit Agreement, we are required to maintain a ratio of First Lien Indebtedness of 4.0 times EBITDA.  As of December 31, 2014, we were in compliance with all financial ratios and covenants.

Our Bank Credit Agreement also contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services to pursuant to LMAs and/or other outsourcing agreements and those stations provide 10% or more of our aggregate broadcast cash flows.  A default by a material third-party licensee under our agreements with such parties, including a default caused by insolvency, would cause an event of default under our Bank Credit Agreement. As of December 31, 2014, there were no material third party licensees as defined in our Bank Credit Agreement.

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

Interest expense was $13.6 million for the year ended December 31, 2014.  The weighted average effective interest rate for the 5.625% Notes was 5.625% for the year ended December 31, 2014.

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

Interest expense was $22.4 million for the year ended December 31, 2014.  The weighted average effective interest rate for the 6.375% Notes was 6.375% for the year ended December 31, 2014.

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

Interest expense was $32.3 million for the year ended December 31, 2014.  The weighted average effective interest rate for the 5.375% Notes was 5.375% for the year ended December 31, 2014.

6.125% Senior Unsecured Notes, due 2022

On October 12, 2012, we issued $500.0 million of senior unsecured notes, which bear interest at a rate of 6.125% per annum and mature on October 1, 2022 (the 6.125% Notes), pursuant to an indenture dated October 12, 2012 (the 2012 Indenture).  The 6.125% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on April 1, 2013. Prior to October 1, 2017, we may redeem the 6.125% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 6.125% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2012 Indenture.  Beginning on October 1, 2017, we may redeem some or all of the 6.125% Notes at any time or from time to time at a redemption price set forth in the 2012 Indenture.  In addition, on or prior to October 1, 2015, we may redeem up to 35% of the 6.125% Notes using proceeds of certain equity offerings.  Upon the sale of certain of our assets or certain changes of control, the holders of the 6.125% Notes may require us to repurchase some or all of the notes.  The net proceeds from the offering of the 6.125% Notes were used to pay down outstanding indebtedness under the revolving credit facility under our Bank Credit Agreement and fund certain acquisitions as described under Note 2. Acquisitions, and for general corporate purposes. Concurrent with entering into the 2012 Indenture, we also entered into a registration rights agreement requiring us to complete an offer of an exchange of the 6.125% Notes for registered securities with the Securities and Exchange Commission (the SEC) by July 8, 2013.  We filed a registration statement on Form S-4 with the SEC on April 4, 2013 which became effective on April 16, 2013.  An exchange offer was launched on May 23, 2013 to exchange the unregistered 6.125% Notes with the holders for 6.125% Notes registered under the Securities Act of 1933.  The exchange offer was completed on June 28, 2013 with 100.0% of the $500.0 million 6.125% Senior Unsecured Notes due 2022 tendered in the exchange offer

Interest expense was $30.6 million for the year ended December 31, 2014.  The weighted average effective interest rate for the 6.125% Notes was 6.125% for the year ended December 31, 2014.

8.375% Senior Unsecured Notes, due 2018

Effective October 15, 2014, we redeemed all of the outstanding 8.375% Senior Notes due 2018, representing $237.5 million aggregate principal amount of Notes as of October 15, 2014. Upon the redemption, along with the principal, we paid the accrued and unpaid interest and a make whole premium of $9.9 million, for a total of $257.4 million paid to note holders.  We recorded a loss on extinguishment of $14.6 million in the fourth quarter of 2014 related to this redemption.

Interest and amortization expense was $16.0 million, $20.3 million and $20.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The weighted average effective interest rate of the 8.375% Notes, including amortization of its bond discount, was 8.65% for the year ended December 31, 2013.

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

Interest expense was $37.3 million and $47.7 million for the years ended December 31, 2013 and 2012, respectively. The weighted average effective interest rate for the 9.25% Notes, including the amortization of its bond discount, was 9.74% for the year ended December 31, 2012.

4.875% Convertible Senior Notes, due 2018 and 3.0% Convertible Senior Notes, Due 2027

In September 2013, 100% of the outstanding 4.875% Convertible Senior Notes, due in 2018 (the 4.875% Notes), representing aggregate principal of $5.7 million, were converted into 388,632 shares of Class A Common Stock, as permitted under the indenture, resulting in an increase in additional paid-in capital of $8.6 million, net of income taxes.

In October 2013, 100% of the outstanding 3.0% Convertible Senior Notes, due in 2027 (the 3.0% Notes), representing aggregate principal of $5.4 million, were converted and settled fully in cash of $10.5 million, as permitted under the indenture.  As the original terms of the indenture included a cash conversion feature, the effective settlement of the liability and equity components were accounted for separately.  The redemption of the liability component results in a $1.0 million gain on extinguishment, and the redemption of the equity component was recorded as a $5.1 million reduction in additional paid-in capital, net of taxes.

Other Operating Divisions Debt

Other operating divisions debt includes the debt of our consolidated subsidiaries with non-broadcast related operations.  This debt is non-recourse to us.  Interest was paid on this debt at rates typically ranging from LIBOR plus 2.5% to a fixed 6.50% during 2014.  During 2014, 2013 and 2012, interest expense on this debt was $3.1 million, $3.2 million and $3.1 million, respectively.

Debt of Variable Interest Entities

Our consolidated VIEs have $30.2 million in outstanding debt for which the proceeds were used to purchase the license assets of certain stations.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 2. Acquisitions for more information.  The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%.  We have jointly and severally, unconditionally and irrevocably guaranteed the debt of the VIEs, as a primary obligor, including the payment of all unpaid principal of and interest on the loans.

For the year ended December 31, 2014 and 2013, the interest expense relating to the debt of our VIEs which was jointly and severally, unconditionally and irrevocably guaranteed was $2.2 million and $1.2 million, respectively.   During the year ended December 31, 2012, one of our VIEs had debt outstanding that was non-recourse to us and that debt was repaid in full on October 1, 2012.  The interest expense for the year ended December 31, 2012 related to that debt was $0.3 million.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Bank Credit Agreement, Term Loan A	$348,073	$500,000
Bank Credit Agreement, Term Loan B	1,039,876	646,375
Revolving credit facility	338,000	—
8.375% Senior Unsecured Notes, due 2018	—	237,530
6.375% Senior Unsecured Notes, due 2021	350,000	350,000
5.375% Senior Unsecured Notes, due 2021	600,000	600,000
6.125% Senior Unsecured Notes, due 2022	500,000	500,000
5.625% Senior Unsecured Notes, due 2024	550,000	—
Debt of variable interest entities	30,167	55,581
Other operating divisions debt	118,822	86,263
Capital leases	38,836	42,946
Total outstanding principal	3,913,774	3,018,695
Less: Discount on Bank Credit Agreement, Term Loan B	(3,992)	(3,642)
Less: Discount on 8.375% Senior Unsecured Notes, due 2018	—	(2,305)
Less: Current portion	(113,116)	(46,346)
Net carrying value of long-term debt	$3,796,666	$2,966,402

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2014 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2015	$110,980	$5,555	$116,535
2016	77,574	5,159	82,733
2017	75,544	5,197	80,741
2018	577,545	5,250	582,795
2019	10,987	5,344	16,331
2020 and thereafter	3,022,308	38,721	3,061,029
Total minimum payments	3,874,938	65,226	3,940,164
Less: Discount on Term Loan B	(3,992)	—	(3,992)
Less: Amount representing future interest	—	(26,390)	(26,390)
Net carrying value of debt	$3,870,946	$38,836	$3,909,782

As of December 31, 2014, we had 27 capital leases with non-affiliates; including 25 broadcast tower leases, four other operating divisions equipment leases and one corporate building lease.  All of our tower leases will expire within the next 17 years, the equipment leases expire within the next 4 years, and the building leases will expire in 2015.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For information related to our affiliate notes and capital leases, see Note 12. Related Person Transactions.

8.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2014 were as follows (in thousands):

2015	$104,922
2016	22,459
2017	14,999
2018	10,341
2019	7,838
2020 and thereafter	4,968
Total	165,527
Less: Current portion	(104,922)
Long-term portion of program contracts payable	$60,605

Each future period’s film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amounts are payments due in arrears of $34.3 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating to $121.0 million as of December 31, 2014.

9.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2014, 100,000 Class B Common Stock shares were converted into Class A Common Stock shares.  During 2013, 2,905,502 Class B Common Stock shares were converted into Class A Common Stock shares.

Our Bank Credit Agreement and some of our subordinated debt instruments have restrictions on our ability to pay dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make unrestricted cash payments as long as our first lien indebtedness ratio does not exceed 3.75 to 1.00.  Once our first lien indebtedness ratio exceeds 3.75 to 1.00, we have the ability to make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year, as long as we are in compliance with our first lien indebtedness ratio under the Bank Credit Agreement of 4.00 to 1.00.  In addition, we have an aggregate basket of up to $250.0 million, as long as we are in compliance with our first lien indebtedness ratio of 4.00 to 1.00, and an aggregate basket of $50.0 million, as long as no Event of Default has occurred.  Under the indentures governing the 6.125% Notes, 5.375% Notes, 6.375% Notes and 5.625% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

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

During 2013, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February, April, August and November, which were paid in March, June, September and December, respectively.  Total dividend payments for the year ended December 31, 2013 were $0.60 per share.  During 2014, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February and April, which were paid in March and June.  In August and November our Board of Directors declared a quarterly dividend of $0.165 per share, which were paid in September and December.  Total dividend payments for the year ended December 31, 2014 were $0.63 per share. In February 2015, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

During 2014, we repurchased approximately 4.9 million shares of Class A Common Stock for approximately $133.2 million on the open market including transaction costs. As of December 31, 2014, the total remaining authorization was $134.4 million.  In January 2015, we repurchased 0.3 million shares of Class A Common Stock for approximately $7.8 million on the open market including transaction costs.

10.             INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Provision for income taxes - continuing operations	$97,432	$41,249	$67,852
(Benefit) provision for income taxes - discontinued operations	—	(10,806)	663
	$97,432	$30,443	$68,515
Current:
Federal	$92,609	$16,229	$56,106
State	5,641	(8,305)	4,095
	98,250	7,924	60,201
Deferred:
Federal	3,170	20,214	9,151
State	(3,988)	2,305	(837)
	(818)	22,519	8,314
	$97,432	$30,443	$68,515

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments-
State income taxes, net of federal tax benefit (1)	(0.1)%	8.3%	(0.4)%
Non-deductible items (2)	3.4%	1.4%	0.3%
Domestic Production Activities Deduction (3)	(3.2)%	(3.8)%	(1.4)%
Effect of consolidated VIEs (4)	0.8%	3.7%	(3.4)%
Change in state tax laws and rates	(0.1)%	(5.5)%	0.2%
Changes in unrecognized tax benefits (5)	(3.4)%	0.8%	1.5%
Other	(0.9)%	0.1%	0.2%
Effective income tax rate	31.5%	40.0%	32.0%

(1)         Included in state income taxes are deferred income tax effects related to certain acquisitions and/or intercompany mergers.

(2)         Included in 2014 is the current income taxes related to the taxable gain on sale of WHTM’s assets in Harrisburg, PA,

which we acquired with the stock purchase of the Allbritton Companies in the same year.  There was no book gain on this sale.  Since a deferred tax liability was not established for the excess of book basis over tax basis of goodwill, deferred tax benefit does not offset the current tax expense.

(3)         During the years ended December 31, 2014 and 2013, we recorded a $0.8 million reduction in and a $2.0 million of additional benefit, respectively, related to domestic production activities deduction upon filing the respective 2013 and 2012 federal income tax returns.

(4)         Certain of our consolidated VIEs incur expenses that are not attributable to non-controlling interests because we absorb certain related losses of the VIEs.  These expenses are not tax-deductible by us, and since these VIEs are treated as pass-through entities for income tax purposes, deferred income tax benefits are not recognized.  For the year ended December 31, 2012, the taxes on consolidated VIEs include a release of $7.7 million of valuation allowance related to certain deferred tax assets of Cunningham, one of our consolidated VIEs, as the weight of all available evidence supported realization of the deferred tax assets.  This assessment was based primarily on the sufficiency of forecasted taxable income necessary to utilize net operating loss carryforwards expiring in the years 2022 — 2029.  This VIE files separate income tax returns.  Any resulting tax liabilities are nonrecourse to us, and we are not entitled to any benefit resulting from the deferred tax assets of the VIE.  As discussed in Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies, Cunningham was deconsolidated in 2014.

(5)         During the year ended December 31, 2014, we recorded a $10.8 million benefit related to the release of liabilities for unrecognized tax benefits as a result of expiration of the applicable statute of limitations.  See table below which summarizes the activity related to our accrued unrecognized tax benefits.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Current and Long-Term Deferred Tax Assets:
Net operating and capital losses:
Federal	$2,384	$5,027
State	67,430	63,051
Broadcast licenses	11,993	27,652
Intangibles	32,182	3,451
Other	27,677	35,677
	141,666	134,858
Valuation allowance for deferred tax assets	(58,896)	(51,062)
Total deferred tax assets	$82,770	$83,796

Current and Long-Term Deferred Tax Liabilities:
Broadcast licenses	$(36,083)	$(20,395)
Intangibles	(507,545)	(270,008)
Property & equipment, net	(72,819)	(52,514)
Contingent interest obligations	(40,941)	(51,621)
Other	(34,314)	(2,037)
Total deferred tax liabilities	(691,702)	(396,575)
Net tax liabilities	$(608,932)	$(312,779)

Our remaining federal and state capital and net operating losses will expire during various years from 2015 to 2034, and some of them are subject to annual limitations under the Internal Revenue Code Section 382 and similar state provisions.  As discussed in Income taxes within Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes.  As of December 31, 2014, a valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2014, we increased our valuation allowance by $7.8 million to $58.9 million. The change in valuation allowance was primarily due to intercompany mergers, effective December 31, 2014, which we expect will decrease the utilization of the state NOL carryforwards.  During the year ended December 31, 2013, we decreased our valuation allowance by $8.3 million from $59.4 million. The reduction in valuation allowance was primarily due to a law change in a state tax jurisdiction, effective for years beginning after December 31, 2014, which we expect will significantly increase the forecasted future taxable income attributable to that state and result in utilization of the state NOL carryforwards.  During the year ended December 31, 2012, we decreased our valuation allowance by $19.7 million from $79.1 million. The reduction in valuation allowance was primarily due to the settlement of several audits, which resulted in the utilization of certain state NOL carryforwards which were previously fully reserved, as well as due to changes in estimates of apportionment for certain states.

As of December 31, 2014 and 2013, we had $7.1 million and $16.9 million of gross unrecognized tax benefits, respectively.  Of this total, for the years ended December 31, 2014 and 2013, $6.4 and $15.6 million from respective continuing operations (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2014	2013	2012
Balance at January 1,	$16,883	$25,965	$26,088
Reductions related to prior year tax positions	—	(8,928)	(123)
Increases related to current year tax positions	1,450	693	—
Reductions related to settlements with taxing authorities	(2,910)	(847)	—
Reductions related to expiration of the applicable statute of limitations	(8,285)	—	—
Balance at December 31,	$7,138	$16,883	$25,965

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.7 million, $1.2 million and $1.5 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As previously discussed under Discontinued Operations within Note 1. Nature of Operations and Summary of Significant Accounting Policies, during the year ended December 31, 2013, we reduced our liability for unrecognized tax benefits by $11.2 million related to discontinued operations. During the third quarter of 2013, we concluded that it was more likely than not that a previously unrecognized state tax position would be sustained upon review of the state tax authority, based on new information obtained during the period, resulting in a reduction in the liability of $6.1 million. The remaining $5.1 million reduction in the second quarter of 2013 was the result of application of limits under an available state administrative practice exception.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2011 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2011 federal and state tax returns may also be subject to examination.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $4.3 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

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

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 45 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2014, 2013 and 2012 was approximately $19.4 million, $10.3 million and $6.7 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2015	$12,819
2016	12,149
2017	9,390
2018	5,838
2019	4,807
2020 and thereafter	20,139
$65,142

As of December 31, 2014, we had outstanding letters of credit totaling $3.1 million.

Network Affiliation Agreements

On May 14, 2012, the Company and the licensees of stations to which we provide services, representing 20 affiliates of Fox Broadcast Company (FOX), extended the network affiliation agreements with FOX from the existing term of December 31, 2012 to December 31, 2017.  Concurrently, we entered into an assignable option agreement with Fox Television Stations, Inc. (FTS) giving us or our assignee the right to purchase substantially all the assets of the WUTB station (Baltimore, MD) owned by FTS, which has a program service arrangement with MyNetworkTV, for $2.7 million.  In October 2012, we exercised our option and purchased the assets of WUTB effective June 1, 2013.  As part of this transaction, we also granted options to FTS to purchase the assets of televisions stations we own in up to three out of four designated markets, which options expired unexercised.  In the second quarter of 2012, we paid $25.0 million to FOX pursuant to the agreements and we recorded $50.0 million in other assets and $25.0 million of other accrued liabilities within the consolidated balance sheet, representing the additional obligation due to FOX which was paid in the second quarter of 2013.  The $50.0 million asset is being amortized through the current term of the affiliation agreement ending on December 31, 2017.  Approximately $8.9 million, $8.9 million and $5.6 million of amortization expense has been recorded in the consolidated statement of operations during the years ended December 31, 2014, 2013 and 2012, respectively.  In addition, we are required to pay to FOX programming payments under the terms of the affiliation agreements.  These payments are recorded in station production expenses as incurred.

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

In 1999, the FCC established a new local television ownership rule.  LMAs fell under this rule, however, the rule grandfathered LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its subsequent quadrennial reviews.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  For LMAs executed on or after November 5, 1996, the FCC required compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 rules in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), resulting in the exclusion of post-November 5, 1996 LMAs from the 1999 rules.  In 2002, the D.C. Circuit ruled that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the FCC. Currently, three of our LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996 and the remainder are subject to the stay imposed by the D.C. Circuit. If the FCC were to eliminate the grandfathering of these three LMAs, or the D.C. Circuit were to lift its stay, we would have to terminate or modify these LMAs. In connection with our acquisition of the Allbritton station in Charleston, the FCC has taken the position that the stay granted by the D.C. Circuit Court of Appeals allowing the continuation of an LMA between us and Cunningham relating to WTAT-TV in that market was no longer effective. In response to this, we terminated our LMA with WTAT-TV, effective on the acquisition of the Allbritton Companies, and other financial relationships between us and WTAT-TV were severed (other than a short-term transition services agreement, a sublease of tower space and a lease of certain transmission facilities).  Cunningham purchased the non-license assets of WTAT-TV for $14.0 million.

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

On November 15, 1999, we entered into a plan and agreement of merger to acquire through merger WMYA-TV in Anderson, South Carolina from Cunningham, but that transaction was denied by the FCC. In light of the change in the 2003 ownership rules, we filed a petition for reconsideration with the FCC and amended our application to acquire the license of WMYA-TV. We also filed applications in November 2003 to acquire the license assets of, at the time, the remaining five Cunningham stations: WRGT-TV, Dayton, Ohio; WTAT-TV, Charleston, South Carolina; WVAH-TV, Charleston, West Virginia; WNUV-TV, Baltimore, Maryland; and WTTE-TV, Columbus, Ohio. The Rainbow/PUSH Coalition (‘‘Rainbow/PUSH’’) filed a petition to deny these five applications and to revoke all of our licenses on the grounds that such acquisition would violate the local television ownership rules. The FCC dismissed our applications in light of the stay of the 2003 ownership rules and also denied the Rainbow/PUSH petition. Rainbow/PUSH filed a petition for reconsideration of that denial and we filed an application for review of the dismissal. In 2005, we filed a petition with the U. S. Court of Appeals for the D. C. Circuit requesting that the Court direct the FCC to take final action on our applications, but that petition was dismissed. On January 6, 2006, we submitted a motion to the FCC requesting that it take final action on our applications. Both the applications and the associated petition to deny are still pending. We believe the Rainbow/PUSH petition is without merit. On February 8, 2008, we filed a petition with the U.S. Court of Appeals for the D.C. Circuit requesting that the Court direct the FCC to take final action on these applications and cease its use of the 1999 local television ownership rule that it re-adopted as the permanent rule in 2008. In July 2008, the D.C. Circuit transferred the case to the U.S. Court of Appeals for the Ninth Circuit, and we filed a petition with the D.C. Circuit challenging that decision, which was denied. We also filed with the Ninth Circuit a motion to transfer that case back to the D.C. Circuit. In November 2008, the Ninth Circuit consolidated our petition seeking final FCC action on our applications with the petitions challenging the FCC’s current ownership rules and transferred the proceedings to the Third Circuit. In December 2008, we agreed voluntarily with the parties to the proceeding to dismiss the petition seeking final FCC action on the applications.

On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market that will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to pending transactions.  In addition, the FCC issued rules that would consider a company an owner of a station if the company has a JSA with a station for sale of more than 15% of the ad time on a particular station if it owns or controls another station in the same market.  Parties to such agreements must come into compliance with these new rules by June 19, 2016.  Among other things, the rule could limit our ability to create duopolies or other two-station operations in certain markets.  We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements. The rule has been appealed to the United States Court of Appeals for the District of Columbia Circuit and we cannot predict the outcome of that proceeding.  The revenues of these JSA arrangements we earned during the years ended December 31, 2014 and 2013 were $48.8 million and $36.0 million, respectively.

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

In connection with the Allbritton acquisition, we agreed to surrender for cancellation the FCC licenses of WMMP, Charleston, SC, WCFT, Tuscaloosa, AL, and WJSU, Anniston, AL, all ABC affiliates, by September 29, 2014 and to terminate the Charleston LMA.  In August 2014, we entered into an agreement to sell the license and related assets of WMMP to Howard Stirk Holdings II, LLC for $0.05 million, subject to the approval of the FCC, and other customary closing conditions.  In September 2014, we entered into two other agreements to sell the licenses and related assets of WCFT and WJSU to Howard Stirk Holdings II LLC for $0.05 million per station, subject to the approval of the FCC, and other customary closing conditions. The FCC applications requested waiver or an extension of the September 29, 2014 deadline.  The FCC granted the WCFT, WJSU and WMMP assignment applications on December 4, 2014.  We sold the license and related assets to a third party on February 27, 2015.  Subsequent, to the sale we retained the ABC network affiliation service agreements.

12.       RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $5.1 million, $5.2 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Bay TV.  In January 1999, we entered into an LMA with Bay TV, which owned the television station WTTA-TV in the Tampa / St. Petersburg, Florida market.  Each of our controlling shareholders owned a substantial portion of the equity of Bay TV and collectively they had a controlling interest.  On December 1, 2012, we purchased substantially all of the assets of Bay TV for $40.0 million. During the year ended December 31, 2012, we made $2.9 million of payments to Bay TV under the LMA. As this was considered a transaction between entities under common control, the acquisition method of accounting was not applied, and the assets acquired were recorded at their historical cost basis and the difference between the purchase price and the historical cost basis of the assets of $23.6 million, net of taxes of $15.6 million, was recorded as a reduction in additional paid-in capital. A substantial portion of the purchase price will be deductible for tax purposes in future period.  As discussed in Note 3. Disposition of Assets and Discontinued Operations, WTTA was sold in December 2014.

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred expenses of $1.5 million, $0.9 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Capital leases payable related to the aforementioned relationships consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Capital lease for building, interest at 8.54%	$4,972	$6,267
Capital leases for building and tower, interest at 7.93%	932	1,106
Capital leases for building, interest at 8.11%	7,843	8,141
Capital leases for broadcasting tower facilities, interest at 9.0%	390	860
Capital leases for broadcasting tower facilities, interest at 10.5%	4,797	4,918
	18,934	21,292
Less: Current portion	(2,625)	(2,367)
	$16,309	$18,925

Capital leases payable related to the aforementioned relationships as of December 31, 2014 mature as follows (in thousands):

2015	$4,402
2016	4,138
2017	4,102
2018	1,880
2019	1,960
2020 and thereafter	11,084
Total minimum payments due	27,566
Less: Amount representing interest	(8,610)
$18,956

Cunningham Broadcasting Corporation

As of December 31, 2014, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations), as well as WTAT-TV Charleston, South Carolina, and WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  During the second quarter of 2014, Cunningham purchased the remaining amount of non-voting stock from the controlling shareholders for an aggregate purchase price of $2.0 million.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We also had options from the trusts, which granted us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham, up until September 30, 2014, when these options were terminated. As discussed under Note 1: Summary of Significant Accounting Policies, during the third quarter of 2014, we deconsolidated Cunningham Broadcasting Corporation as we determined it was no longer a variable interest entity.  We continue to consolidate certain of its subsidiaries with which we continue to have variable interests through various arrangements related to the Cunningham Stations discussed further below.

As of December 31, 2014, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham.  Our applications to acquire these license related assets are pending FCC approval.  The LMA and purchase agreement with WTAT-TV was terminated concurrent with Cunningham’s purchase of the non-license assets of this station from us for $14.0 million, effective August 1, 2014.  We no longer have any continuing involvement in the operations of this station.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2010 and ending on July 1, 2012, we were obligated to pay Cunningham the sum of approximately $29.1 million in 10 quarterly installments of $2.75 million and one quarterly payment of approximately $1.6 million, which amounts were used to pay down Cunningham’s bank credit facility and which amounts were credited toward the purchase price for each Cunningham station. An additional $1.2 million was paid on July 1, 2012 and another installment of $2.75 million was paid on October 1, 2012 as an additional LMA fee and was used to pay off the remaining balance of Cunningham’s bank credit facility. The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, up to $29.1 million in the aggregate; pursuant to the foregoing transactions with Cunningham as such payments were made. Beginning on January 1, 2013, we were obligated to pay

Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase. Additionally, we reimburse these Cunningham LMA Stations for 100% of their operating costs. In July 2014, concurrent with the termination of the LMA with WTAT-TV the total LMA fee for the remaining Cunningham LMA Stations was reduced by $4.7 million to remove the fee associated with WTAT-TV.  The remaining aggregate purchase price of these stations, excluding WTAT-TV, as of December 31, 2014 was approximately $53.6 million.

We made payments to Cunningham under our LMAs with these stations of $10.8 million, $9.8 million and $15.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, Cunningham LMA Stations provided us with approximately $103.5 million, $107.6 million, and $105.5 million, respectively, of total revenue.

In November 2013, concurrent with our acquisition of the Barrington stations, Cunningham acquired the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV, which was funded by bank debt, for which we have provided a guarantee. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2015, respectively, and each has renewal provisions for successive eight year periods. Under these arrangements, we earned $6.0 million and $0.6 million from the services we perform for these stations for the years ended December 31, 2014 and 2013, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. For the years ended December 31, 2014 and 2013, our consolidated revenues include $7.8 million and $0.7 million related to these stations, respectively.

Also, concurrent with the Barrington acquisition, we also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to an outsourcing agreement, to Cunningham for $22.0 million.

In July 2014, concurrent with the Allbritton acquisition we terminated the LMA with WTAT (FOX) in Charleston, SC and sold to Cunningham the non-license assets related to this station. Although we have no continuing involvement in the operations of these stations, because we had consolidated Cunningham Broadcasting Corporation (the parent company) up until September 2014 (see Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies), the assets of WYZZ were not derecognized and the transactions was accounted for as transactions between consolidated entities, and the resulting gain on sale were not recognized. Upon deconsolidation of Cunningham Broadcasting Corporation, the difference between proceeds received for the sale of WYZZ and WTAT and the carrying values of the net assets, which was previously eliminated in consolidation, was reflected as an increase to additional paid in capital in the consolidated balance sheet.

During October 2013, we purchased the outstanding membership interests of KDBC-TV (CBS) in El Paso, TX from Cunningham for $21.2 million, plus a working capital adjustment of $0.2 million. See Other Acquisitions within Note 2. Acquisitions, for further information.

Atlantic Automotive Corporation

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.4 million, $0.2 million and $0.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.  We paid $1.1 million and $1.8 million for vehicles and related vehicle services from Atlantic Automotive during the years ended December 31, 2013 and 2012, respectively. No payments for vehicles or vehicles related services from Atlantic Automotive during the year ended December 31, 2014.  Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures. Atlantic Automotive paid $1.0 million in rent during the year ended December 31, 2014.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.5 million for both the years ended December 31, 2014 and 2013; and $0.3 million for the year ended December 31, 2012. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.3 million and $0.2 million in rent pursuant to the lease for the years ended December 31, 2014 and 2013, respectively.

Other

Thomas & Libowitz, P.A.  Steven A. Thomas, son of former Board of Director member Basil A. Thomas, is the partner and founder of Thomas & Libowitz, P.A. (Thomas & Libowitz), a law firm providing legal services to us on an ongoing basis. During the periods up through Basil Thomas’ resignation from the Board of Directors in September 2013, we paid fees of $1.6 million and $1.0 million to Thomas & Libowitz during 2013 and 2012, respectively.

13.             EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Income (Numerator)
Income from continuing operations	$215,115	$64,259	$144,488
Income impact of assumed conversion of the 4.875% Notes, net of taxes	—	—	180
Net income attributable to noncontrolling interests included in continuing operations	(2,836)	(2,349)	(287)
Numerator for diluted earnings per common share from continuing operations available to common shareholders	212,279	61,910	144,381
Income from discontinued operations, net of taxes	—	11,558	465
Numerator for diluted earnings available to common shareholders	$212,279	$73,468	$144,846

Shares (Denominator)
Weighted-average common shares outstanding	97,114	93,207	81,020
Dilutive effect of outstanding stock settled appreciation rights, restricted stock awards and stock options	705	638	36
Dilutive effect of 4.875% Notes	—	—	254
Weighted-average common and common equivalent shares outstanding	97,819	93,845	81,310

Potentially dilutive securities which would have an anti-dilutive effect were 0.3 million, zero, and 1.5 million shares and for the year ended December 31, 2014, 2013, and 2012, respectively. The decrease in 2013 compared to 2012 of anti-dilutive securities is primarily related to the increase of the stock price in 2013.  The net earnings per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

14. SEGMENT DATA:

We measure segment performance based on operating income (loss).  Excluding discontinued operations, our broadcast segment includes stations in 79 markets located throughout the continental United States. The operating results of WLAJ-TV and WLWC-TV, which were sold effective March 1, 2013 and April 1, 2013, respectively, are classified as discontinued operations and are not included in our consolidated results of continuing operations for the years ended 2013 and 2012. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas and transmitters and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $172.3 million and $171.9 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of December 31, 2014 and 2013, respectively.  We had $20.7 million, $20.0 million, and $20.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the years ended December 31, 2014, 2013, and 2012, respectively. All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2014, 2013 and 2012 (in thousands):

For the year ended December 31, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,904,988	$71,570	$—	$1,976,558
Depreciation of property and equipment	99,823	2,350	1,118	103,291
Amortization of definite-lived intangible assets and other assets	118,654	6,842	—	125,496
Amortization of program contract costs and net realizable value adjustments	106,629	—	—	106,629
General and administrative overhead expenses	56,179	973	12,261	69,413
Operating income (loss)	505,941	2,089	(13,379)	494,651
Interest expense	—	4,042	170,820	174,862
Income from equity and cost method investments	—	2,313	—	2,313
Goodwill	1,964,041	512	—	1,964,553
Assets	4,941,446	356,380	154,346	5,452,172
Capital expenditures	78,865	2,593	—	81,458

For the year ended December 31, 2013	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,306,187	$56,944	$—	$1,363,131
Depreciation of property and equipment	67,320	1,891	1,343	70,554
Amortization of definite-lived intangible assets and other assets	65,786	5,034	—	70,820
Amortization of program contract costs and net realizable value adjustments	80,925	—	—	80,925
General and administrative overhead expenses	47,272	1,350	4,504	53,126
Operating income (loss)	329,312	555	(5,847)	324,020
Interest expense	—	3,251	159,686	162,937
Income from equity and cost method investments	—	621	—	621
Goodwill	1,376,594	3,488	—	1,380,082
Assets	3,450,006	296,657	400,809	4,147,472
Capital expenditures	35,694	4,994	2,700	43,388

For the year ended December 31, 2012	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,007,498	$54,181	$—	$1,061,679
Depreciation of property and equipment	44,054	1,496	1,523	47,073
Amortization of definite-lived intangible assets and other assets	33,701	4,398	—	38,099
Amortization of program contract costs and net realizable value adjustments	60,990	—	—	60,990
General and administrative overhead expenses	28,854	1,697	2,840	33,391
Operating income (loss)	333,157	491	(4,363)	329,285
Interest expense	—	3,282	125,271	128,553
Income from equity and cost method investments	—	9,670	—	9,670

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

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures as of December 31, 2014 and 2013 were as follows (in thousands):

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
8.375% Senior Notes due 2018	$—	$—	$235,225	$259,547
6.375% Senior Unsecured Notes due 2021	350,000	355,800	350,000	360,938
6.125% Senior Unsecured Notes due 2022	500,000	503,475	500,000	497,525
5.625% Senior Unsecured Notes due 2024	550,000	532,813	—	—
5.375% Senior Unsecured Notes due 2021	600,000	595,068	600,000	582,078
Term Loan A	348,073	341,982	500,000	495,000
Term Loan B	1,035,883	1,029,997	642,734	641,205
Revolver credit facility	338,000	338,000	—	—
Debt of variable interest entities	30,167	30,167	55,581	55,581
Debt of other operating divisions	118,822	118,822	86,263	86,263

Additionally, Cunningham, one of our consolidated VIEs had certain investments in securities during 2013 that are recorded at fair value using Level 1 inputs described above. Cunningham was deconsolidated during 2014, see Variable Interest Entities within Note 1. Summary of Significant Accounting Policies for further discussion. As of December 31, 2013, $18.1 million were included in other assets in our consolidated balance sheet.

16.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, and 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of December 31, 2014, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, and 6.375% Notes. As of December 31, 2014, our consolidated total debt of $3,928.7 million included $3,801.7 million of debt related to STG and its subsidiaries of which SBG guaranteed $3,752.1 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2014

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$3,394	$1,749	$12,539	$—	$17,682
Accounts and other receivables	—	164	359,486	25,111	(1,258)	383,503
Other current assets	5,741	12,996	98,751	12,721	(11,733)	118,476
Assets held for sale	—	—	—	6,504	—	6,504
Total current assets	5,741	16,554	459,986	56,875	(12,991)	526,165

Property and equipment, net	3,949	17,554	569,372	168,762	(7,099)	752,538

Assets held for sale	—	—	1,843	6,974	—	8,817
Investment in consolidated subsidiaries	395,225	3,585,037	3,978	—	(3,984,240)	—
Other long-term assets	65,988	595,112	90,914	115,375	(620,628)	246,761
Total other long-term assets	461,213	4,180,149	96,735	122,349	(4,604,868)	255,578

Goodwill and other intangible assets	—	1,483	3,821,985	209,724	(115,301)	3,917,891

Total assets	$470,903	$4,215,740	$4,948,078	$557,710	$(4,740,259)	$5,452,172

Accounts payable and accrued liabilities	$541	$46,083	$201,102	$24,325	$(13,680)	$258,371
Current portion of long-term debt	529	42,953	1,302	68,332	—	113,116
Current portion of affiliate long-term debt	1,464	—	1,182	1,026	(1,047)	2,625
Other current liabilities	1,208	—	107,867	9,749	(1,407)	117,417
Liabilities held for sale	—	—	—	2,477	—	2,477
Total current liabilities	3,742	89,036	311,453	105,909	(16,134)	494,006

Long-term debt	—	3,679,004	34,338	83,324	—	3,796,666
Affiliate long-term debt	3,508	—	12,802	319,901	(319,902)	16,309
Other liabilities	35,771	28,856	1,003,213	169,935	(497,927)	739,848
Total liabilities	43,021	3,796,896	1,361,806	679,069	(833,963)	5,046,829

Total Sinclair Broadcast Group equity (deficit)	427,882	418,844	3,586,272	(94,632)	(3,910,484)	427,882
Noncontrolling interests in consolidated subsidiaries	—	—	—	(26,727)	4,188	(22,539)
Total liabilities and equity (deficit)	$470,903	$4,215,740	$4,948,078	$557,710	$(4,740,259)	$5,452,172

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2013

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$237,974	$28,594	$13,536	$—	$280,104
Accounts and other receivables	59	818	281,822	27,479	(1,022)	309,156
Other current assets	5,500	25,887	67,279	16,391	(6,446)	108,611
Total current assets	5,559	264,679	377,695	57,406	(7,468)	697,871

Property and equipment, net	5,017	13,561	454,917	130,019	(7,443)	596,071

Investment in consolidated subsidiaries	363,231	2,508,058	4,179	—	(2,875,468)	—
Restricted cash — long term	—	11,524	223	—	—	11,747
Other long-term assets	78,849	503,674	62,435	132,840	(544,881)	232,917
Total other long-term assets	442,080	3,023,256	66,837	132,840	(3,420,349)	244,664

Goodwill and other intangible assets	—	—	2,486,794	214,325	(92,253)	2,608,866

Total assets	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

Accounts payable and accrued liabilities	$234	$51,781	$126,245	$17,161	$753	$196,174
Current portion of long-term debt	556	37,335	1,007	6,900	548	46,346
Current portion of affiliate long-term debt	1,294	—	1,073	1,003	(1,003)	2,367
Other current liabilities	3,529	—	87,612	9,645	(2,292)	98,494
Total current liabilities	5,613	89,116	215,937	34,709	(1,994)	343,381

Long-term debt	529	2,793,334	35,709	135,071	1,759	2,966,402
Affiliate long-term debt	4,972	—	13,984	294,919	(294,950)	18,925
Other liabilities	45,172	23,645	610,491	145,828	(412,076)	413,060
Total liabilities	56,286	2,906,095	876,121	610,527	(707,261)	3,741,768

Total Sinclair Broadcast Group equity (deficit)	396,370	395,401	2,510,122	(85,271)	(2,820,252)	396,370
Noncontrolling interests in consolidated subsidiaries	—	—	—	9,334	—	9,334
Total liabilities and equity (deficit)	$452,656	$3,301,496	$3,386,243	$534,590	$(3,527,513)	$4,147,472

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,870,408	$192,616	$(86,466)	$1,976,558

Program and production	—	76	573,725	84,592	(81,380)	577,013
Selling, general and administrative	4,320	57,799	359,880	20,099	(2,079)	440,019
Depreciation, amortization and other operating expenses	1,068	5,425	367,514	92,635	(1,767)	464,875
Total operating expenses	5,388	63,300	1,301,119	197,326	(85,226)	1,481,907

Operating (loss) income	(5,388)	(63,300)	569,289	(4,710)	(1,240)	494,651

Equity in earnings of consolidated subsidiaries	211,782	373,228	(201)	—	(584,809)	—
Interest expense	(573)	(163,347)	(4,869)	(27,364)	21,291	(174,862)
Other income (expense)	4,377	(14,651)	998	2,024	10	(7,242)
Total other income (expense)	215,586	195,230	(4,072)	(25,340)	(563,508)	(182,104)

Income tax benefit	2,081	83,897	(185,193)	1,783	—	(97,432)
Net income (loss)	212,279	215,827	380,024	(28,267)	(564,748)	215,115
Net loss attributable to the noncontrolling interests	—	—	—	(2,836)	—	(2,836)
Net income (loss) attributable to Sinclair Broadcast Group	$212,279	$215,827	$380,024	$(31,103)	$(564,748)	$212,279
Comprehensive Income	$211,759	$213,284	$378,926	$(27,982)	$(564,228)	$211,759

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,296,736	$123,017	$(56,622)	$1,363,131

Program and production	15	357	391,410	50,950	(57,628)	385,104
Selling, general and administrative	3,733	48,363	241,548	9,132	82	302,858
Depreciation, amortization and other operating expenses	1,307	3,105	275,889	71,319	(471)	351,149
Total operating expenses	5,055	51,825	908,847	131,401	(58,017)	1,039,111

Operating (loss) income	(5,055)	(51,825)	387,889	(8,384)	1,395	324,020

Equity in earnings of consolidated subsidiaries	97,138	309,388	1,009	—	(407,535)	—
Interest expense	(1,083)	(152,174)	(4,965)	(25,624)	20,909	(162,937)
Other income (expense)	4,633	(59,033)	245	5,361	(6,781)	(55,575)
Total other income (expense)	100,688	98,181	(3,711)	(20,263)	(393,407)	(218,512)

Income tax benefit	(22,165)	47,645	(73,266)	2,637	3,900	(41,249)
Income from discontinued operations, net of taxes	—	11,063	495	—	—	11,558
Net income (loss)	73,468	105,064	311,407	(26,010)	(388,112)	75,817
Net loss attributable to the noncontrolling interests	—	—	—	(2,349)	—	(2,349)
Net income (loss) attributable to Sinclair Broadcast Group	$73,468	$105,064	$311,407	$(28,359)	$(388,112)	$73,468
Comprehensive Income	$78,257	$107,243	$311,407	$(28,098)	$(388,112)	$78,257

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,008,146	$64,909	$(11,376)	$1,061,679

Program and production	—	322	263,802	1,400	(9,968)	255,556
Selling, general and administrative	2,853	28,762	168,540	6,082	(1,567)	204,670
Depreciation, amortization and other operating expenses	1,523	1,890	213,681	55,802	(728)	272,168
Total operating expenses	4,376	30,974	646,023	63,284	(12,263)	732,394

Operating (loss) income	(4,376)	(30,974)	362,123	1,625	887	329,285

Equity in losses of consolidated subsidiaries	144,620	194,686	(123)	—	(339,183)	—
Interest expense	(1,317)	(118,491)	(4,840)	(24,780)	20,875	(128,553)
Other income (expense)	5,245	38,677	(39,781)	8,690	(1,223)	11,608
Total other income (expense)	148,548	114,872	(44,744)	(16,090)	(319,531)	(116,945)

Income tax benefit	494	41,709	(118,519)	8,464	—	(67,852)
Loss from discontinued operations, net of taxes	—	(269)	734	—	—	465
Net income (loss)	144,666	125,338	199,594	(6,001)	(318,644)	144,953
Net loss attributable to the noncontrolling interests	—	—	—	(287)	—	(287)
Net income (loss) attributable to Sinclair Broadcast Group	$144,666	$125,338	$199,594	$(6,288)	$(318,644)	$144,666
Comprehensive Income	$144,808	$125,193	$199,594	$(6,288)	$(318,499)	$144,808

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(26,528)	$(147,940)	$628,103	$(35,694)	$12,513	$430,454
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8,864)	(71,152)	(2,722)	1,280	(81,458)
Payments for acquisitions of television stations	—	—	(1,485,039)	—	—	(1,485,039)
Proceeds from the sale of broadcast assets	—	—	176,675	—	—	176,675
Payments for acquisitions of assets of other operating divisions
Purchase of alarm monitoring contracts	—	—	—	(27,701)	—	(27,701)
(Increase) decrease in restricted cash	—	11,525	91	—	—	11,616
Investments in equity and cost method investees	—	—	—	(8,104)	—	(8,104)
Proceeds from insurance settlement	—	17,042	—	—	—	17,042
Other, net	1,000	—	392	(1,779)	—	(387)
Net cash flows from (used in) investing activities	1,000	19,703	(1,379,033)	(40,306)	1,280	(1,397,356)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,466,500	507	33,713	—	1,500,720
Repayments of notes payable, commercial bank financing and capital leases	(556)	(574,584)	(1,028)	(6,596)	—	(582,764)
Repurchase of outstanding Class A Common Stock	(133,157)	—	—	—	—	(133,157)
Dividends paid on Class A and Class B common stock	(61,103)	—	—	—	—	(61,103)
Payments for deferred financing costs	—	(16,590)	—	—	—	(16,590)
Noncontrolling interest (contributions) distributions	—	—	—	(8,184)	—	(8,184)
Increase (decrease) in intercompany payables	218,081	(981,669)	725,678	51,703	(13,793)	—
Other, net	2,263	—	(1,072)	4,367	—	5,558
Net cash flows from (used in) financing activities	25,528	(106,343)	724,085	75,003	(13,793)	704,480

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(234,580)	(26,845)	(997)	—	(262,422)
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$3,394	$1,749	$12,539	$—	$17,682

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(37,107)	$(264,925)	$444,680	$(40,414)	$58,343	$160,577
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,700)	(35,659)	(5,029)	—	(43,388)
Payments for acquisitions of television stations	—	—	(998,664)	(50,480)	43,000	(1,006,144)
Proceeds from the sale of broadcast assets	—	—	71,738	21,000	(43,000)	49,738
Payments for acquisitions of assets of other operating divisions	—	—	—	(4,650)	—	(4,650)
Purchase of alarm monitoring contracts	—	—	—	(23,721)	—	(23,721)
(Increase) decrease in restricted cash	—	(11,522)	—	—	—	(11,522)
Investments in equity and cost method investees	—	—	—	(10,767)	—	(10,767)
Investment in marketable securities	—	—	—	(696)	(10,908)	(11,604)
Other, net	1,648	—	50	9,119	—	10,817
Net cash flows (used in) from investing activities	1,648	(14,222)	(962,535)	(65,224)	(10,908)	(1,051,241)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	2,189,753	—	88,540	—	2,278,293
Repayments of notes payable, commercial bank financing and capital leases	(482)	(1,473,898)	(1,069)	(34,311)	—	(1,509,760)
Proceeds from the sale of Class A Common Stock	472,913	—	—	—	—	472,913
Dividends paid on Class A and Class B common stock	(56,767)	—	—	—	—	(56,767)
Payments for deferred financing costs	—	(27,724)	—	—	—	(27,724)
Noncontrolling interest distributions (contributions)	—	—	—	(10,256)	—	(10,256)
Increase (decrease) in intercompany payables	(371,331)	(178,240)	548,139	59,765	(58,333)	—
Other, net	(8,874)	—	(820)	—	10,898	1,204
Net cash flows from (used in) financing activities	35,459	509,891	546,250	103,738	(47,435)	1,147,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	230,744	28,395	(1,900)	—	257,239
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$237,974	$28,594	$13,536	$—	$280,104

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	03/31/14	06/30/14	09/30/14	12/31/14
Total revenues, net	$412,648	$455,136	$494,956	$613,818
Operating income	$81,000	$103,039	$101,663	$208,949
Income from continuing operations	$27,657	$41,601	$48,768	$97,089
Income from discontinued operations	$—	$—	$—	$—
Net income attributable to Sinclair Broadcast Group	$27,158	$41,335	$48,341	$95,445
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.27	$0.43	$0.50	$0.99
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.27	$0.43	$0.50	$0.99
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.27	$0.42	$0.49	$0.98
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.27	$0.42	$0.49	$0.98

	For the Quarter Ended
	03/31/13	06/30/13	09/30/13	12/31/13
Total revenues, net	$282,618	$314,154	$338,644	$427,715
Operating income	$63,656	$84,280	$72,798	$103,286
Income from continuing operations	$16,515	$12,956	$30,551	$4,237
Income from discontinued operations	$355	$5,103	$6,100	$—
Net income attributable to Sinclair Broadcast Group	$16,997	$17,826	$36,342	$2,303
Basic earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.20	$0.14	$0.30	$0.02
Basic earnings per common share attributable to Sinclair Broadcast Group	$0.21	$0.19	$0.37	$0.02
Diluted earnings per common share from continuing operations attributable to Sinclair Broadcast Group	$0.20	$0.14	$0.30	$0.02
Diluted earnings per common share attributable to Sinclair Broadcast Group	$0.21	$0.19	$0.36	$0.02