Form 10-Q
period 2015-03-31
SINCLAIR BROADCAST GROUP INC
filed 2015-05-08
CIK 912752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 4, 2015
Class A Common Stock	69,518,193
Class B Common Stock	25,928,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	As of March 31, 2015	As of December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,843	$17,682
Accounts receivable, net of allowance for doubtful accounts of $4,387 and $4,246, respectively	368,696	383,503
Current portion of program contract costs	66,405	88,198
Income taxes receivable	—	3,314
Prepaid expenses and other current assets	33,213	21,338
Deferred barter costs	7,620	5,626
Assets held for sale	—	6,504
Total current assets	533,777	526,165
ASSETS HELD FOR SALE	1,843	8,817
PROGRAM CONTRACT COSTS, less current portion	30,703	38,531
PROPERTY AND EQUIPMENT, net	742,397	752,538
GOODWILL	1,951,074	1,964,553
BROADCAST LICENSES	130,915	135,075
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,822,211	1,818,263
OTHER ASSETS	204,559	208,230
Total assets (a)	$5,417,479	$5,452,172
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,346	$12,248
Accrued liabilities	237,709	246,123
Income taxes payable	26,431	—
Current portion of notes payable, capital leases and commercial bank financing	58,826	113,116
Current portion of notes and capital leases payable to affiliates	2,778	2,625
Current portion of program contracts payable	83,632	104,922
Deferred barter revenues	7,768	5,806
Deferred tax liabilities	6,689	6,689
Liabilities held for sale	—	2,477
Total current liabilities	431,179	494,006
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,831,823	3,796,666
Notes payable and capital leases to affiliates, less current portion	17,605	16,309
Program contracts payable, less current portion	55,013	60,605
Deferred tax liabilities	591,245	602,243
Other long-term liabilities	78,174	77,000
Total liabilities (a)	5,005,039	5,046,829
COMMITMENTS AND CONTINGENCIES (See Note 4)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 69,491,915 and 69,578,899 shares issued and outstanding, respectively	695	696
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 25,928,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	259
Additional paid-in capital	979,914	979,202
Accumulated deficit	(537,253)	(545,820)
Accumulated other comprehensive loss	(6,371)	(6,455)
Total Sinclair Broadcast Group shareholders’ equity	437,244	427,882
Noncontrolling interests	(24,804)	(22,539)
Total equity	412,440	405,343
Total liabilities and equity	$5,417,479	$5,452,172

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)         Our consolidated total assets as of March 31, 2015 and December 31, 2014 include total assets of variable interest entities (VIEs) of $159.1 million and $163.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2015 and December 31, 2014 include total liabilities of the VIEs of $31.6 million and $30.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Station broadcast revenues, net of agency commissions	$464,163	$373,881
Revenues realized from station barter arrangements	20,959	24,025
Other operating divisions revenues	19,653	14,742
Total revenues	504,775	412,648
OPERATING EXPENSES:
Station production expenses	171,015	127,039
Station selling, general and administrative expenses	101,887	81,925
Expenses recognized from station barter arrangements	17,412	21,477
Amortization of program contract costs and net realizable value adjustments	30,391	23,941
Other operating divisions expenses	15,823	12,325
Depreciation of property and equipment	25,189	24,378
Corporate general and administrative expenses	16,016	15,835
Amortization of definite-lived intangible assets	39,980	24,728
Research and development expenses	2,515	—
Total operating expenses	420,228	331,648
Operating income	84,547	81,000
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(46,648)	(39,538)
Income from equity and cost method investments	3,146	98
Other income, net	218	917
Total other expense, net	(43,284)	(38,523)
Income before income taxes	41,263	42,477
INCOME TAX PROVISION	(16,427)	(14,820)
NET INCOME	24,836	27,657
Net income attributable to the noncontrolling interests	(554)	(499)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$24,282	$27,158
Dividends declared per share	$0.165	$0.15

BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.26	$0.27
Diluted earnings per share	$0.25	$0.27
Weighted average common shares outstanding	95,131	98,824
Weighted average common and common equivalent shares outstanding	95,771	99,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended March 31,
	2015	2014

Net income	$24,836	$27,657
Amortization of net periodic pension benefit costs, net of taxes	84	(86)
Unrealized gain on investments, net of taxes	—	125
Comprehensive income	24,920	27,696
Comprehensive (income) loss attributable to the noncontrolling interests	(554)	(499)
Comprehensive income attributable to Sinclair Broadcast Group	$24,366	$27,197

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

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Values	Shares	Values	Capital	Deficit	Loss	Interests	(Deficit)
BALANCE, December 31, 2014	69,578,899	$696	25,928,357	$259	$979,202	$(545,820)	$(6,455)	$(22,539)	$405,343
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(15,715)	—	—	(15,715)
Repurchases of Class A Common Stock	(304,787)	(3)	—	—	(7,800)	—	—	—	(7,803)
Class A Common Stock issued pursuant to employee benefit plans	217,803	2	—	—	7,824	—	—	—	7,826
Tax benefit on share based awards	—	—	—	—	688	—	—	—	688
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,819)	(2,819)
Other comprehensive income	—	—	—	—	—	—	84	—	84
Net income	—	—	—	—	—	24,282	—	554	24,836
BALANCE, March 31, 2015	69,491,915	$695	25,928,357	$259	$979,914	$(537,253)	$(6,371)	$(24,804)	$412,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$24,836	$27,657
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	25,189	24,378
Amortization of definite-lived intangible and other assets	39,980	24,728
Amortization of program contract costs and net realizable value adjustments	30,391	23,941
Stock-based compensation expense	7,057	4,769
Deferred tax benefit	(9,963)	(7,361)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	19,619	17,498
(Decrease) increase in prepaid expenses and other current assets	(10,472)	37,997
(Decrease) increase in accounts payable and accrued liabilities	(15,418)	16,626
Increase (decrease) in income taxes payable	29,786	(11,517)
Payments on program contracts payable	(27,624)	(23,966)
Real estate held for development and sale	(3,006)	(2,349)
Other, net	1,244	3,859
Net cash flows from operating activities	111,619	136,260

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(23,648)	(11,907)
Purchase of alarm monitoring contracts	(5,744)	(4,323)
Distributions from equity and cost method investees	4,152	739
Investments in equity and cost method investees	(2,945)	(2,154)
Proceeds from termination of life insurance policies	—	17,042
Other, net	272	(1,363)
Net cash flows used in investing activities	(27,913)	(1,966)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	7,866	5,885
Repayments of notes payable, commercial bank financing and capital leases	(25,055)	(6,396)
Dividends paid on Class A and Class B Common Stock	(15,715)	(14,696)
Repurchase of outstanding Class A Common Stock	(7,803)	(82,371)
Noncontrolling interests distributions	(2,819)	(260)
Other, net	(19)	1,251
Net cash flows used in financing activities	(43,545)	(96,587)
NET INCREASE IN CASH AND CASH EQUIVALENTS	40,161	37,707
CASH AND CASH EQUIVALENTS, beginning of period	17,682	280,104
CASH AND CASH EQUIVALENTS, end of period	$57,843	$317,811

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2015 and 2014 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase, the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of March 31, 2015 and December 31, 2014, we have concluded that 37 of these licensees are VIEs.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 6. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $64.8 million, and $66.5 million for the three months ended March 31, 2015, and 2014, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements within Note 4. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

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

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$492	$491
Accounts receivable	18,186	19,521
Current portion of program contract costs	9,171	9,544
Prepaid expenses and other current assets	411	297
Total current assets	28,260	29,853

PROGRAM CONTRACT COSTS, less current portion	6,649	6,922
PROPERTY AND EQUIPMENT, net	9,291	9,716
GOODWILL	787	787
BROADCAST LICENSES	16,935	16,935
DEFINITE-LIVED INTANGIBLE ASSETS, net	94,799	96,732
OTHER ASSETS	2,340	2,376
Total assets	$159,061	$163,321

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$66	$68
Accrued liabilities	1,356	1,297
Current portion of notes payable, capital leases and commercial bank financing	3,666	3,659
Current portion of program contracts payable	9,127	9,714
Total current liabilities	14,215	14,738

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	27,721	28,640
Program contracts payable, less current portion	11,381	10,161
Long term liabilities	9,718	8,739
Total liabilities	$63,035	$62,278

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of March 31, 2015 and December 31, 2014, which are excluded from liabilities above, were $35.2 million and $34.4 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.3 million for March 31, 2015 and December 31, 2014.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $78.0 million and $78.1 million as of March 31, 2015 and December 31, 2014, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of March 31, 2015 and December 31, 2014 was $21.5 million and $22.7 million, respectively, which are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $3.3 million, and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, related to these investments.

Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The new standard is effective for annual reporting periods beginning after December 15, 2016, but is under review based on the FASB’s recent decision to propose a one-year deferral. Early application is not permitted and the standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our financial statements.

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

In April 2015, the FASB issued new guidance that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This new standard is effective for fiscal years beginning after December 15, 2015. We are currently evaluating the impact of this new guidance on our financial statements.

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

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008.  On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the three months ended March 31, 2015, we have purchased approximately 0.3 million shares for $7.8 million.  As of March 31, 2015, the total remaining authorization was $126.6 million.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2015 and 2014 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2015 would have exceeded the statutory rate primarily due to an increase in income tax provision resulting from a settlement of a state income tax positions. Our effective income tax rate for the three months ended March 31, 2014 approximated the statutory rate.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $6.7 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent Events

Effective April 30, 2015, we entered into an amendment and restatement of our bank credit agreement. Pursuant to the Amendment, we raised an additional $350.0 million of incremental term loan B commitments, which mature in July 2021 and bear interest at LIBOR plus 2.75% with a 0.75% LIBOR floor. The proceeds, net of issuance costs, from the amendment of term loan B were used to pay down the outstanding balance under our revolving credit facility, and for general corporate purposes. As of April 30, 2015, we had $483.0 million borrowing capacity under our revolving credit facility.

2.              ACQUISITIONS

During 2014, we acquired a total of 21 stations in 15 markets for a purchase price of $1,434.5 million plus working capital of $47.3 million. All of these acquisitions provide expansion into additional markets and increases value based on the synergies we are achieving.

2014 Acquisitions

Allbritton.  Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (together the “Allbritton Companies”) for $985.0 million plus working capital of $50.2 million.  The Allbritton Companies owned and operated nine television stations in the following seven markets, all of which were affiliated with ABC: Washington, DC; Birmingham, AL; Harrisburg, PA; Little Rock / Pine Bluff, AR; Tulsa, OK; Roanoke / Lynchburg, VA; and Charleston, SC. Also included in the purchase was NewsChannel 8, a 24-hour cable/satellite news network covering the Washington, D.C. metropolitan area.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand. In connection with the acquisition, we sold the acquired assets related to the Harrisburg, PA station effective September 1, 2014.  See Note 3. Dispositions of Assets for further discussion.

MEG Stations.  Effective December 19, 2014, we completed the acquisition of four television stations in three markets from Media General, Inc. (MEG Stations) for a purchase price of $207.5 million less working capital of $1.6 million.  The acquired stations are located in the following markets: Providence, RI / New Bedford, MA; Green Bay / Appleton, WI; and Savannah, GA. We financed the purchase price with cash on hand and borrowing under our revolving credit facility. Simultaneously, we sold to Media General, our television stations in Tampa, FL and Colorado Springs, CO.  See Note 3. Dispositions of Assets for further discussion.  We financed the purchase price, net of the proceeds received from the sale of those stations, with borrowings under our revolving credit facility.

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

The following tables summarize the allocated fair value of acquired assets and assumed liabilities, including the net assets of consolidated VIEs (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Accounts receivable	$—	$—	$38,542	$—	$38,542
Prepaid expenses and other current assets	476	67	19,890	79	20,512
Program contract costs	1,954	482	1,204	2,561	6,201
Property and equipment	23,462	8,300	46,600	8,400	86,762
Broadcast licenses	100	—	13,700	125	13,925
Definite-lived intangible assets	125,200	62,700	564,100	71,025	823,025
Other assets	—	—	20,352	1,500	21,852
Assets held for sale	—	—	83,200	—	83,200
Accounts payable and accrued liabilities	(2,085)	(277)	(8,351)	(1,143)	(11,856)
Program contracts payable	(1,914)	(481)	(1,140)	(2,554)	(6,089)
Deferred tax liability	—	—	(261,393)	—	(261,393)
Other long term liabilities	—	(1,200)	(17,025)	—	(18,225)
Fair value of identifiable net assets acquired	147,193	69,591	499,679	79,993	796,456
Goodwill	58,698	48,699	535,558	42,443	685,398
Total	$205,891	$118,290	$1,035,237	$122,436	$1,481,854

The allocations presented above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The purchase prices have been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocations related to the acquisitions are preliminary pending a final determination of the fair values of the assets and liabilities.

During the quarter ended March 31, 2015, we made certain immaterial measurement period adjustments to the initial purchase accounting for the acquisitions in 2014, resulting in reclassifications between certain noncurrent assets and noncurrent liabilities, including an decrease to property and equipment of approximately $12.5 million, an decrease to broadcast licenses of $4.1 million, an increase to definite-lived intangible assets of $33.0 million, and a decrease to goodwill of $16.5 million, as well as a corresponding decrease to depreciation of $0.6 million and an increase to amortization of $0.3 million, during the quarter ended March 31, 2015. The comparable historical periods were not adjusted for these measurement period adjustments as they were not considered to be material.

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

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Network affiliations	$54,300	$44,775	$356,900	$42,625	$498,600
Decaying advertiser base	19,200	12,100	38,500	9,100	78,900
Other intangible assets	51,700	5,825	168,700	19,300	245,525
Fair value of identifiable definite-lived intangible assets acquired	$125,200	$62,700	$564,100	$71,025	$823,025
Estimated goodwill deductible for tax purposes	$58,698	$48,699	$—	$42,443	$149,840

In connection with the acquisitions, for the three months ended March 31, 2015 and 2014, we incurred a total of $0.1 million, and $1.0 million, respectively, of costs primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three months ended March 31, 2014, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude acquisitions presented under Other above, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

(Unaudited)
2014
Total revenues	$474,222
Net Income	$18,401
Net Income attributable to Sinclair Broadcast Group	$17,902
Basic earnings per share attributable to Sinclair Broadcast Group	$0.18
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.18

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, and exclusion of nonrecurring financing and transaction related costs. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangibles and intangible assets in purchase accounting.  The pro forma revenues exclude the revenues of WHTM-TV (ABC) in Harrisburg/Lancaster/York, PA, WTTA-TV (MNT) in Tampa, FL, and KXRM/KXTU (FOX) in Colorado Springs, CO which were sold in connection with the above acquisitions.

3.              DISPOSITION OF ASSETS:

Dispositions related to station acquisitions

As discussed in Note 2. Acquisitions, in the fourth quarter of 2014, we completed the acquisition of certain broadcast assets from Media General.  Simultaneously, we sold to Media General the broadcast assets of WTTA (MNT) in Tampa, FL and KXRM/KXTU (FOX) in Colorado Springs, CO for $93.1 million less working capital of $0.6 million.

Concurrent with the acquisition of the Allbritton companies discussed in Note 2. Acquisitions, due to FCC multiple ownership rules, we sold WHTM (ABC) in Harrisburg/Lancaster/York, PA to Media General in September 2014 for $83.4 million, less working capital of $0.2 million and the non-license assets of WTAT (FOX) in Charleston, SC to Cunningham for $14.0 million, effective August 1, 2014.  WHTM was acquired from the Allbritton companies and assets of WHTM were classified as assets held for sale in the Allbritton purchase price allocation.  We did not recognize a gain or loss on this transaction. Prior to the sale of WTAT, we operated the station under an LMA and purchase agreement with Cunningham.  This sale was accounted for as a transaction between parties under common control.  See Note 6. Related Person Transaction for further discussion.

Assets Held for Sale

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported our assets and liabilities related to Triangle Sign & Service, LLC (Triangle) as held for sale in the accompanying consolidated balance sheet as of December 31, 2014. It is no longer our intent to divest of Triangle and therefore the assets and liabilities were no longer classified as held for sale as of March 31, 2015. The results of operations related to Triangle are included within the results of continuing operations as the criteria for classification as discontinued operations was not met.

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

(a)                           Excluded from the above is $1.8 million in held for sale assets as of March 31, 2015 and December 31, 2014 related to certain real estate assets within our broadcast segment.

4.              COMMITMENTS AND CONTINGENCIES:

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

Changes in the Rules of Television Ownership and Joint Sale Agreements

On March 12, 2014, the FCC issued a public notice on the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any broadcast assignment or transfer application that proposes that two or more stations in the same market that will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.  In addition, on April 15, 2014, the FCC issued an order amending its multiple ownership rules to provide that, where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the ad time per week of the other station, the party selling such ad time shall be treated as if it had an attributable ownership interest in the second station.  The imputed ownership interest would be evaluated to determine whether it complies with the FCC’s ownership rules that limit the number of stations in which parties may hold attributable interests.  The amended rule also requires that every JSA contain certain certifications that the licensee maintains ultimate control of the station subject to such contract, and that such JSAs be filed with the Commission and made available for public review.  That amended rule is the subject of an appeal to the United States Court of Appeals for the District of Columbia Circuit.  We cannot predict the outcome of that appeal.  Under the Satellite Television Extension and Localism Act Reauthorization (STELAR), which became law on December 4, 2014,  parties to preexisting JSAs have until December 19, 2016 to come into compliance with these new rules by.   A bill has been introduced into Congress proposing to permanently grandfather preexisting JSAs, but we cannot predict its likelihood of enactment.  Among other things, the law could limit our ability to create duopolies or other two-station operations in certain markets.  We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements.  The revenues of these JSA arrangements we earned for the three months ended March 31, 2015 and 2014 were $10.9 million and $11.0 million, respectively.

5.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of diluted earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Income (Numerator)
Net Income	$24,836	$27,657
Net (income) loss attributable to noncontrolling interests	(554)	(499)
Numerator for diluted earnings per common share available to common shareholders	$24,282	$27,158

Shares (Denominator)
Weighted-average common shares outstanding	95,131	98,824
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	640	678
Weighted-average common and common equivalent shares outstanding	95,771	99,502

Potentially dilutive securities which would have an anti-dilutive effect were 0.3 million shares of common stock for the three months ended March 31, 2015.  There were no anti-dilutive shares for the three months ended March 31, 2014. The increase in anti-dilutive securities is primarily related to stock-settled appreciation rights and outstanding stock options with exercise prices less than the share price as of March 31, 2015.

6.              RELATED PERSON TRANSACTIONS

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders.  We incurred expenses of $0.3 million during both the three months ended March 31, 2015 and 2014, respectively.

Cunningham Broadcasting Corporation

As of March 31, 2015, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations), as well as WTAT-TV Charleston, South Carolina, and WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a mother of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  During the second quarter of 2014, Cunningham purchased the remaining amount of non-voting stock from the controlling shareholders for an aggregate purchase price of $2.0 million.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We also had options from the trusts, which granted us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham, up until September 30, 2014, when these options were terminated. As discussed under Variable Interest Entities in Note 1: Summary of Significant Accounting Policies, during the third quarter of 2014, we deconsolidated Cunningham Broadcasting Corporation as we determined it was no longer a VIE.  We continue to consolidate certain of its subsidiaries with which we continue to have variable interests through various arrangements related to the Cunningham Stations discussed further below.

As of March 31, 2015, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the

Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham.  Our applications to acquire these license related assets are pending FCC approval.  The LMA and purchase agreement with WTAT-TV was terminated concurrent with Cunningham’s purchase of the non-license assets of this station from us for $14.0 million, effective August 1, 2014.  We no longer have any continuing involvement in the operations of this station.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2013, we were obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million. The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, of $29.1 million in the aggregate. Additionally, we reimburse these Cunningham LMA Stations for 100% of their operating costs. In July 2014, concurrent with the termination of the LMA with WTAT-TV, the total LMA fee for the remaining Cunningham LMA Stations was reduced by $4.7 million to remove the fee associated with WTAT-TV.  The remaining aggregate purchase price of these stations, excluding WTAT-TV, as of March 31, 2015 was approximately $53.6 million.

We made payments to Cunningham under our LMAs with these stations of $2.3 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, Cunningham LMA Stations provided us with approximately $21.7 million and $27.2 million, respectively, of total revenue.

Cunningham owns the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2015, respectively, and each has renewal provisions for successive eight year periods. Additionally, we have provided a guarantee on the bank debt of these licensees of $3.0 million as of March 31, 2015. Under these arrangements, we earned $1.3 million and $0.8 million from the services we perform for these stations for the three months ended March 31, 2015 and 2014, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. For the three months ended March 31, 2015 and 2014, our consolidated revenues include $1.7 million and $1.5 million related to these stations, respectively.

Atlantic Automotive Corporation

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.4 million and less than $0.1 million during the three months ended March 31, 2015 and 2014, respectively.  No payments for vehicles or vehicles related services from Atlantic Automotive were paid during the three months ended March 31, 2015 and 2014.  Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures. Atlantic Automotive paid $0.1 million and $0.3 million in rent during the three months ended March 31, 2015 and 2014.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.1 million for both the three months ended March 31, 2015 and 2014, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.1 million in rent pursuant to the lease for both the three months ended March 31, 2015 and 2014, respectively.

7.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 79 markets located throughout the continental United States. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas; service of broadcast transmitters; and real estate ventures. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $207.0 million and $172.0 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of March 31, 2015 and 2014, respectively.  We had $5.2 million and $4.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the three months ending March 31, 2015 and 2014, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended March 31, 2015	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$485,122	$19,653	$—	$504,775
Depreciation of property and equipment	24,185	725	279	25,189
Amortization of definite-lived intangible assets and other assets	37,891	2,089	—	39,980
Amortization of program contract costs and net realizable value adjustments	30,391	—	—	30,391
General and administrative overhead expenses	14,905	259	852	16,016
Operating income (loss)	87,449	744	(3,646)	84,547
Interest expense	—	1,075	45,573	46,648
Income from equity and cost method investments	—	3,146	—	3,146
Assets	4,865,380	366,307	185,792	5,417,479

For the three months ended March 31, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$397,906	$14,742	$—	$412,648
Depreciation of property and equipment	23,517	594	267	24,378
Amortization of definite-lived intangible assets and other assets	23,163	1,565	—	24,728
Amortization of program contract costs and net realizable value adjustments	23,941	—	—	23,941
General and administrative overhead expenses	14,730	251	854	15,835
Operating income (loss)	82,121	1	(1,122)	81,000
Interest expense	—	919	38,619	39,538
Income from equity and cost method investments	—	98	—	98

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

·                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
6.375% Senior Unsecured Notes due 2021	$350,000	$370,563	$350,000	$355,800
6.125% Senior Unsecured Notes due 2022	500,000	523,005	500,000	503,475
5.625% Senior Unsecured Notes due 2024	550,000	562,375	550,000	532,813
5.375% Senior Unsecured Notes due 2021	600,000	616,500	600,000	595,068
Term Loan A	341,183	334,359	348,073	341,982
Term Loan B	1,034,450	1,036,559	1,035,883	1,029,997
Revolver credit facility	323,000	323,000	338,000	338,000
Debt of variable interest entities	29,296	29,296	30,167	30,167
Debt of other operating divisions	126,502	126,502	118,822	118,822

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, and 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of March 31, 2015, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, and 6.375% Notes. As of March 31, 2015, our consolidated total debt of $3,911.0 million included $3,779.0 million of debt related to STG and its subsidiaries of which SBG guaranteed $3,727.9 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2015

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$35,551	$936	$21,356	$—	$57,843
Accounts and other receivables	—	—	341,056	28,861	(1,221)	368,696
Other current assets	1,627	16,261	86,304	21,758	(18,712)	107,238
Total current assets	1,627	51,812	428,296	71,975	(19,933)	533,777

Property and equipment, net	3,683	19,618	554,338	172,105	(7,347)	742,397

Investment in consolidated subsidiaries	412,044	3,519,449	4,129	—	(3,935,622)	—
Other long-term assets	63,286	628,279	82,312	115,725	(652,497)	237,105
Total other long-term assets	475,330	4,147,728	86,441	115,725	(4,588,119)	237,105

Goodwill and other intangible assets	—	—	3,800,607	217,368	(113,775)	3,904,200

Total assets	$480,640	$4,219,158	$4,869,682	$577,173	$(4,729,174)	$5,417,479

Accounts payable and accrued liabilities	$1,812	$57,224	$178,665	$28,595	$(21,241)	$245,055
Current portion of long-term debt	375	46,250	1,371	10,830	—	58,826
Current portion of affiliate long-term debt	1,509	—	1,086	1,402	(1,219)	2,778
Other current liabilities	3,026	—	113,656	9,323	(1,485)	124,520
Total current liabilities	6,722	103,474	294,778	50,150	(23,945)	431,179

Long-term debt	—	3,652,382	33,971	145,470	—	3,831,823
Affiliate long-term debt	3,109	—	12,587	334,367	(332,458)	17,605
Other liabilities	33,565	28,261	1,007,725	170,858	(515,977)	724,432
Total liabilities	43,396	3,784,117	1,349,061	700,845	(872,380)	5,005,039

Total Sinclair Broadcast Group equity (deficit)	437,244	435,041	3,520,621	(94,620)	(3,861,042)	437,244
Noncontrolling interests in consolidated subsidiaries	—	—	—	(29,052)	4,248	(24,804)
Total liabilities and equity (deficit)	$480,640	$4,219,158	$4,869,682	$577,173	$(4,729,174)	$5,417,479

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$3,394	$1,749	$12,539	$—	$17,682
Accounts and other receivables	—	164	359,486	25,111	(1,258)	383,503
Other current assets	5,741	12,996	98,751	12,721	(11,733)	118,476
Assets held for sale	—	—	—	6,504	—	6,504
Total current assets	5,741	16,554	459,986	56,875	(12,991)	526,165

Property and equipment, net	3,949	17,554	569,372	168,762	(7,099)	752,538

Assets held for sale	—	—	1,843	6,974	—	8,817
Investment in consolidated subsidiaries	395,225	3,585,037	3,978	—	(3,984,240)	—
Other long-term assets	65,988	595,112	90,914	115,375	(620,628)	246,761
Total other long-term assets	461,213	4,180,149	96,735	122,349	(4,604,868)	255,578

Goodwill and other intangible assets	—	1,483	3,821,985	209,724	(115,301)	3,917,891

Total assets	$470,903	$4,215,740	$4,948,078	$557,710	$(4,740,259)	$5,452,172

Accounts payable and accrued liabilities	$541	$46,083	$201,102	$24,325	$(13,680)	$258,371
Current portion of long-term debt	529	42,953	1,302	68,332	—	113,116
Current portion of affiliate long-term debt	1,464	—	1,182	1,026	(1,047)	2,625
Other current liabilities	1,208	—	107,867	9,749	(1,407)	117,417
Liabilities held for sale	—	—	—	2,477	—	2,477
Total current liabilities	3,742	89,036	311,453	105,909	(16,134)	494,006

Long-term debt	—	3,679,004	34,338	83,324	—	3,796,666
Affiliate long-term debt	3,508	—	12,802	319,901	(319,902)	16,309
Other liabilities	35,771	28,856	1,003,213	169,935	(497,927)	739,848
Total liabilities	43,021	3,796,896	1,361,806	679,069	(833,963)	5,046,829

Total Sinclair Broadcast Group equity (deficit)	427,882	418,844	3,586,272	(94,632)	(3,910,484)	427,882
Noncontrolling interests in consolidated subsidiaries	—	—	—	(26,727)	4,188	(22,539)
Total liabilities and equity (deficit)	$470,903	$4,215,740	$4,948,078	$557,710	$(4,740,259)	$5,452,172

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$476,670	$47,004	$(18,899)	$504,775

Program and production	—	—	169,693	19,849	(18,527)	171,015
Selling, general and administrative	1,045	14,783	99,347	2,640	88	117,903
Depreciation, amortization and other operating expenses	266	775	102,360	28,250	(341)	131,310
Total operating expenses	1,311	15,558	371,400	50,739	(18,780)	420,228

Operating (loss) income	(1,311)	(15,558)	105,270	(3,735)	(119)	84,547

Equity in earnings of consolidated subsidiaries	24,325	64,465	(50)	—	(88,740)	—
Interest expense	(102)	(43,873)	(1,176)	(6,706)	5,209	(46,648)
Other income (expense)	1,350	(154)	64	2,104	—	3,364
Total other income (expense)	25,573	20,438	(1,162)	(4,602)	(83,531)	(43,284)

Income tax benefit (provision)	20	20,615	(38,377)	1,315	—	(16,427)
Net income (loss)	24,282	25,495	65,731	(7,022)	(83,650)	24,836
Net income attributable to the noncontrolling interests	—	—	—	(554)	—	(554)
Net income (loss) attributable to Sinclair Broadcast Group	$24,282	$25,495	$65,731	$(7,576)	$(83,650)	$24,282
Comprehensive income (loss)	$24,920	$25,579	$65,731	$(7,576)	$(83,734)	$24,920

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated

Net revenue	$—	$—	$390,080	$41,427	$(18,859)	$412,648

Program and production	—	76	126,733	18,411	(18,181)	127,039
Selling, general and administrative	885	14,545	80,502	2,400	(572)	97,760
Depreciation, amortization and other operating expenses	267	1,107	86,390	19,160	(75)	106,849
Total operating expenses	1,152	15,728	293,625	39,971	(18,828)	331,648

Operating (loss) income	(1,152)	(15,728)	96,455	1,456	(31)	81,000

Equity in earnings of consolidated subsidiaries	26,687	62,264	—	—	(88,951)	—
Interest expense	(159)	(36,748)	(1,242)	(6,553)	5,164	(39,538)
Other income (expense)	646	296	93	—	(20)	1,015
Total other income (expense)	27,174	25,812	(1,149)	(6,553)	(83,807)	(38,523)

Income tax benefit (provision)	1,136	17,267	(33,042)	(181)	—	(14,820)
Net income (loss)	27,158	27,351	62,264	(5,278)	(83,838)	27,657
Net income attributable to the noncontrolling interests	—	—	—	(499)	—	(499)
Net income (loss) attributable to Sinclair Broadcast Group	$27,158	$27,351	$62,264	$(5,777)	$(83,838)	$27,158
Comprehensive income (loss)	$27,696	$27,265	$62,264	$(5,652)	$(83,877)	$27,696

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$6,591	$(25,325)	$139,443	$(13,488)	$4,398	$111,619
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,912)	(20,309)	(635)	208	(23,648)
Purchase of alarm monitoring contracts	—	—	—	(5,744)	—	(5,744)
Distributions from equity and costs method investees	1,425	419	—	2,308	—	4,152
Investments in equity and cost method investees	—	(1,100)	—	(1,845)	—	(2,945)
Other, net	—	—	272	—	—	272
Net cash flows (used in) from investing activities	1,425	(3,593)	(20,037)	(5,916)	208	(27,913)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	7,866	—	7,866
Repayments of notes payable, commercial bank financing and capital leases	(508)	(23,514)	56	(1,089)	—	(25,055)
Dividends paid on Class A and Class B Common Stock	(15,715)	—	—	—	—	(15,715)
Repurchase of outstanding Class A Common Stock	(7,803)	—	—	—	—	(7,803)
Increase (decrease) in intercompany payables	15,323	84,589	(120,275)	24,969	(4,606)	—
Other, net	687	—	—	(3,525)	—	(2,838)
Net cash flows (used in) from financing activities	(8,016)	61,075	(120,219)	28,221	(4,606)	(43,545)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	32,157	(813)	8,817	—	40,161
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$35,551	$936	$21,356	$—	$57,843

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$13,532	$(8,180)	$124,353	$6,472	$83	$136,260
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,721)	(9,587)	(599)	—	(11,907)
Purchase of alarm monitoring contracts	—	—	—	(4,323)	—	(4,323)
Decrease in restricted cash	—	(900)	221	—	—	(679)
Investments in equity and cost method investees	—	—	—	(2,154)	—	(2,154)
Proceeds from termination of life insurance policies	—	17,042	—	—		17,042
Other, net	—	—	—	55	—	55
Net cash flows (used in) from investing activities	—	14,421	(9,366)	(7,021)	—	(1,966)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	5,885	—	5,885
Repayments of notes payable, commercial bank financing and capital leases	(132)	(4,335)	(268)	(1,661)	—	(6,396)
Dividends paid on Class A and Class B Common Stock	(14,719)	—	—	—	23	(14,696)
Repurchase of outstanding Class A Common Stock	(82,371)	—	—	—	—	(82,371)
Increase (decrease) in intercompany payables	82,043	60,147	(142,667)	583	(106)	—
Other, net	1,647	(144)	(252)	(260)	—	991
Net cash flows (used in) from financing activities	(13,532)	55,668	(143,187)	4,547	(83)	(96,587)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	61,909	(28,200)	3,998	—	37,707
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$299,883	$394	$17,534	$—	$317,811

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

·                  consumer confidence;

·                  the potential impact of changes in tax law;

·                  the activities of our competitors;

·                  terrorist acts of violence or war and other geopolitical events;

·                  natural disasters that impact our advertisers and our stations;

Industry risks

·                  the business conditions of our advertisers particularly in the automotive and service industries;

·                  competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers and other print and media outlets serving in the same markets;

·                  availability and cost of programming and the performance of networks and syndicators that provide us with programming content;

·                  our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top content;

·                  the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the auctioning and potential repacking of our broadcasting spectrum within a limited timeframe;

·                  the potential of additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to Joints Sales Agreements (JSA) and Shared Services Agreements (SSA)), arbitrary enforcement of indecency regulations, retransmission fee regulations and political or other advertising restrictions;

·                  labor disputes and legislation and other union activity associated with film, acting, writing and other guilds and professional sports leagues;

·                  the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform and the consumer’s appetite for mobile television;

·                  the impact of reverse network compensation payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

·                  the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

·                  the ability of local MVPD’s to coordinate and determine local advertising rates as a consortium;

·                  the impact of new FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;

·                  changes in the makeup of the population in the areas where stations are located;

·                  the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

Risks specific to us

·                  the effectiveness of our management;

·                  our ability to attract and maintain local and national advertising and successfully participate in new sales channels such as programmatic advertising through business partnership ventures and the development of technology;

·                  our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

·                  our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

·                  our ability to successfully renegotiate retransmission consent agreements;

·                  our ability to renew our FCC licenses;

·                  our limited ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

·                  our ability to identify digital media business investment opportunities and to successfully integrate any acquired businesses;

·                  our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

·                  our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

·                  the popularity of syndicated programming we purchase and network programming that we air;

·                  the strength of ratings for our local news broadcasts including our news sharing arrangements;

·                  the successful execution of our program development and multi-channel broadcasting initiatives including mobile DTV; and American Sports Network (ASN)

·                  the results of prior year tax audits by taxing authorities; and

·                  the success of our digital initiatives in a competitive environment.

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speaks only as of the date on which it is made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Statement of Operations Data:
Net broadcast revenues (a)	$464,163	$373,881
Revenues realized from station barter arrangements	20,959	24,025
Other operating divisions revenues	19,653	14,742
Total revenues	504,775	412,648

Station production expenses	171,015	127,039
Station selling, general and administrative expenses	101,887	81,925
Expenses recognized from station barter arrangements	17,412	21,477
Amortization of program contract costs and net realizable value adjustments	30,391	23,941
Depreciation and amortization expenses (b)	65,169	49,106
Other operating divisions expenses	15,823	12,325
Corporate general and administrative expenses	16,016	15,835
Research and development expenses	2,515	—
Operating income	84,547	81,000

Interest expense and amortization of debt discount and deferred financing costs	(46,648)	(39,538)
Income from equity and cost method investees	3,146	98
Other income, net	218	917
Income before income taxes	41,263	42,477
Income tax provision	(16,427)	(14,820)
Net income	24,836	27,657
Net income attributable to the noncontrolling interests	(554)	(499)
Net income attributable to Sinclair Broadcast Group	$24,282	$27,158

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.26	$0.27
Diluted earnings per share	$0.25	$0.27

Balance Sheet Data:	March 31, 2015	December 31, 2014

Cash and cash equivalents	$57,843	$17,682
Total assets	$5,417,479	$5,452,172
Total debt (c)	$3,911,032	$3,928,716
Total equity	$412,440	$405,343

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

Executive Overview — financial events since December 31, 2014.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2015 and 2014, including comparisons between quarters and expectations for the three months ended June 30, 2015.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three months ended March 31, 2015.

EXECUTIVE OVERVIEW

First Quarter 2015 Events

·                  In January 2015, we appointed Howard E. Friedman to the Board of Directors. Mr. Friedman will stand for re-election at our next annual meeting of shareholders.

·                  During January 2015, we repurchased $7.8 million or 0.3 million shares at an average price of $25.62 per share. As of March 31, 2015, the total remaining authorization for repurchases was $126.6 million.

·                  In February 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on March 13, 2015 to the holders of record at the close of business on February 27, 2015.

·                  In March 2015, we launched Sinclair Digital Ventures (“SDV”), a division of the company that will invest in emerging digital technologies and digital content companies. SDV will focus on companies with products or services that support and expand Sinclair’s digital capabilities and non-linear footprint.

Other Events

·                  In April 2015, we entered into an agreement with Visible World to create the Audience Network for Local Broadcast TV. This will allow us to aggregate impressions across our stations and will make it possible for agencies and advertisers to automatically target specific local broadcast audiences by using Visible World’s High Yield technology to optimize around multiple audiences and related data sources.

·                  In April 2015, American Sports Network (“ASN”) reached a multi-year agreement with the Atlantic 10 Conference (“A-10”) to annually televise at least 52 A-10 events across seven sports.

·                  Effective April 30, 2015, we raised $350.0 million of incremental term B loans and amended certain terms under our existing bank credit facility. The loans mature July 2021 and were issued at a discount of 99.875% of par value.

·                  In May 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on June 12, 2015 to the holders of record at the close of business on June 1, 2015.

RESULTS OF OPERATIONS

The results of the acquired stations during the year ended December 31, 2014 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions in our consolidated financial statements for further discussion of stations acquired.  Additionally, the results of certain television stations that were sold are not included in our results for the period. See Dispositions related to station acquisitions under Note 3. Disposition of Assets in our consolidated financial statements for further discussion of excluded stations. Unless otherwise indicated, references in this discussion and analysis are to the three months ended March 31, 2015 and 2014, respectively.  Additionally, any references to the second, third or fourth quarters are to the three months ended June 30, September 30 and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating division and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues, net of agency commissions, for the periods presented (in millions):

	For the Three Months Ended March 31,
	2015	2014	Percent Change
Local revenues:
Non-political	$380.2	$300.8	26.4%
Political	1.0	0.7	(b)
Total local	381.2	301.5	26.4%
National revenues (a):
Non-political	81.8	67.0	22.1%
Political	1.2	5.4	(b)
Total national	83.0	72.4	14.6%
Total net broadcast revenues	$464.2	$373.9	24.2%

(a)         National revenue relates to time sales sourced from national advertising agencies.

(b)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $90.3 million when comparing the first quarter 2015 to the same period in 2014, of which $86.8 million was related to stations acquired after the first quarter of 2014. The remaining increase is primarily the result of higher retransmission revenues from multichannel video programming distributors (MVPD) and increases in advertising revenues in the medical, travel/leisure and furniture sectors.  These increases were partially offset by a decrease in advertising revenues in the political, services and telecommunications sectors. Excluding the stations acquired after the first quarter of 2014, automotive, which typically is our largest category, represented 25.1% of net time sales for the three months ended March 31, 2015.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of	Percent of Net Time Sales for the Three months ended March 31,		Net Time Sales Percent
	Channels (a)	2015	2014	Change
ABC	32	28.2%	19.5%	64.4%
FOX	46	26.0%	31.4%	(5.7)%
CBS	29	17.5%	19.7%	1.2%
NBC	21	12.0%	9.7%	39.9%
The CW	44	8.1%	8.9%	4.5%
MyNetworkTV	33	6.8%	8.3%	(7.7)%
Other (b)	170	1.4%	2.5%	(96.8)%
Total	375

(a)         We have acquired a significant number of television stations during 2014 with a variety of network affiliations.  This acquisition activity affects the year-over-year comparability of revenue by affiliation.  See Note 2. Acquisitions in our consolidated financial statements for further discussion of stations acquired.

(b)         We broadcast other programming from providers on our channels, including Univision, Telemundo, Estrella TV, Azteca, MundoFox, Get TV, Grit, This TV, ME TV, Antenna TV, Bounce Network, Retro TV, Zuus Country, Heartland, Accuweather WX, Weather Radar, and Weather Nation.

Political Revenues.  Political revenues decreased by $3.9 million to $2.2 million for the first quarter 2015 when compared to the same period in 2014.  Political revenues are typically higher in election years such as 2014.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $79.4 million for the first quarter 2015 when compared to the same period in 2014, of which $68.4 million was related to the stations acquired after the first quarter of 2014. The remaining increase, for the three month period, is primarily due to an increase in advertising revenues from the travel/leisure, religion and furniture sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the schools, paid programs and services sectors.

National Revenues.  Excluding political revenues, our national broadcast revenues, which include relates to time sales sourced from national advertising agencies, were up $14.8 million for the first quarter 2015 when compared to the same period in 2014, of which $17.6 million was related to the stations acquired after the first quarter of 2014. The residual decrease was due to a decline in advertising revenues in the telecommunications, fast food and services sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	For the Three Months Ended March 31,		Percent Change (Increase/
	2015	2014	(Decrease))

Station production expenses	$171.0	$127.0	34.6%
Station selling, general and administrative expenses	$101.9	$81.9	24.4%
Amortization of program contract costs and net realizable value adjustments	$30.4	$23.9	27.2%
Corporate general and administrative expenses	$14.9	$14.7	1.4%
Depreciation and amortization expenses	$62.1	$46.7	33.0%

Station production expenses.  Station production expenses increased $44.0 million during the first quarter of 2015 compared to the same period in 2014, of which $32.3 million related to acquired stations not included in the same period of 2014, net of dispositions.  The remaining increase for the three month period is primarily due to an increase in reverse retransmission fees pursuant to network affiliation agreements, increased production costs related to our ASN sports programming content, and an increase in compensation expense, partially offset by a decrease in music license fees due to a refund of $3.0 million relating to the settlement of litigation with one of our music providers.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $20.0 million during the first quarter of 2015 compared to the same period in 2014, of which $15.7 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining increase for the three month period is primarily due an increase in compensation expense, increased insurance costs, and an increase in digital interactive costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $6.5 million during the first quarter of 2015 compared to the same period in 2014, of which $2.2 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining increase for the three month period is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $15.4 million during the first quarter of 2015 compared to the same period in 2014, of which $17.0 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining decrease for the three month period is primarily due to assets becoming fully depreciated and amortized.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, Dielectric, LLC, a manufacturer of broadcast equipment, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $5.0 million to $19.7 million during the first quarter 2015 compared to $14.7 million during the same period in 2014.  Expenses of our other operating divisions including operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, increased $2.0 million to $17.9 million during the first quarter 2015 compared to $15.9 million during the same period in 2014.  The increases in both revenue and expenses relate primarily to the increase in alarm monitoring revenue from purchases of recurring monthly revenue, an increase in residential lot sales of certain of our real estate ventures, and an increase in Dielectric sales volume.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations, within other operating divisions.  During the three months ended March 31, 2015, we recorded income of $2.1 million related to our real estate ventures and income of $1.0 million related to certain private investment funds.  During the three months ended March 31, 2014, we recorded a loss of $0.2 million related to our real estate ventures and income of $0.3 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	For the Three Months Ended March 31,		Percent Change (Increase/
	2015	2014	(Decrease))
Corporate general and administrative expenses	$0.9	$0.9	—
Interest expense	$45.6	$38.6	18.1%
Income tax provision	$(16.4)	$(14.8)	10.8%
Research and development	$2.5	$—	n/m

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

Corporate general and administrative expenses combined increased by $0.2 million for the three months ended March 31, 2015, when compared to the same period in 2014.  We expect corporate general and administrative expenses to decrease in the second quarter of 2015 compared to first quarter of 2015.

Interest expense.  Interest expense has increased during the three months ended March 31, 2015, compared to the same period in 2014 primarily due to the issuance of $550.0 million of 5.625% Notes and incremental borrowings under our Bank Credit

Agreement. The increase in interest expense was partially offset by a decrease in interest expense due to the redemption of 8.375% Notes during 2014. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit.  The effective tax rate for the three months ended March 31, 2015 including the effects of the noncontrolling interest was a provision of 40.4% as compared to a provision of 35.3% during the same period in 2014.  The increase in the effective tax rate for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to $2.3 million of income tax provision resulting from an unfavorable resolution of a state income tax positions in 2015.

Research and development expenses. In 2014, in response to the Advanced Television Systems Committee’s request for proposal for a “physical layer” of the next-generation broadcast TV standard that could in future years replace the current digital broadcasting systems used in the United States and around the world, we launched ONE Media LLC to develop a Next Generation Broadcast Platform (“NGBP”) to provide convergence of broadcasting with wireless broadband services. For the three months ended March 31, 2015 research and development costs related to ONE Media, LLC were $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had $57.8 million in cash and cash equivalent balances and net working capital of approximately $102.6 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of March 31, 2015, we had $160.0 million of borrowing capacity available on our revolving credit facility.

Effective April 30, 2015, we amended our Bank Credit Agreement to raise an additional $350.0 million in incremental term loan B commitments. The proceeds were used to pay down the outstanding balance on our revolving credit facility, and for general corporate purposes. See Subsequent Events under Note 1. Summary of Significant Accounting Policies in our consolidated financial statements for further discussion. As of April 30, 2015, we had $483.0 million of borrowing capacity available on our revolving credit facility.

During January 2015, we repurchased 0.3 million shares of Class A Common Stock for $7.8 million.  The repurchase was completed using cash on hand.  As of March 31, 2015 we had $126.6 million remaining under our existing $300.0 million repurchase authorization.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended March 31,
	2015	2014
Net cash flows from operating activities	$111.6	$136.3

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(23.7)	$(11.9)
Purchase of alarm monitoring contracts	(5.8)	(4.3)
Distributions from equity and cost method investees	4.2	0.7
Investments in equity and costs method investees	(2.9)	(2.2)
Proceeds from the termination of life insurance policies	—	17.0
Other	0.3	(1.4)
Net cash flows used in investing activities	$(27.9)	$(2.0)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$7.9	$5.9
Repayments of notes payable, commercial bank financing and capital leases	(25.1)	(6.4)
Dividends paid on Class A and Class B Common Stock	(15.7)	(14.7)
Repurchase of outstanding Class A Common Stock	(7.8)	(82.4)
Other	(2.8)	1.0
Net cash flows used in financing activities	$(43.5)	$(96.6)

Operating Activities

Net cash flows from operating activities decreased during the first quarter 2015 compared to the same period in 2014.  This decrease is primarily due to higher program payments, higher cash payments to vendors, and higher compensation expenses, partially offset by receipt of more cash from customers, which is primarily due to our acquisitions since the same period in 2014.

Investing Activities

Net cash flows used in investing activities increased during the first quarter of 2015 compared to the same period in 2014.  This increase is primarily due to $23.6 million in capital expenditures in the first quarter of 2015 compared to $11.9 million in the same period in 2014 and a decrease in proceeds from insurance settlements partially offset by greater distributions from cost and equity method investments.

In the second quarter of 2015, we anticipate incurring more capital expenditures than incurred in the first quarter of 2015.

Financing Activities

Net cash flows used in financing activities decreased in the first quarter 2015 compared to the same period in 2014.  This decrease was primarily due to $7.8 million of Class A common stock repurchased in the first quarter 2015 compared to $82.4 million in the same period in 2014, partially offset by an increase in repayments of notes payable and higher proceeds as a result of increased net borrowings under our bank credit agreement and senior unsecured notes during 2014.

In May 2015, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of March 31, 2015, there were no material changes to our contractual cash obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the foregoing, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2015.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended and year to date March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
01/01/15 – 01/31/15	304,787	25.62	304,787	$126.6
02/01/15 – 02/28/15	—	—	—	$126.6
03/01/15 – 03/31/15	—	—	—	$126.6

(1)         All repurchases were made in open-market transactions.

(2)         On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008. On March 20, 2014, the Board of Directors authorized a new $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of March 31, 2015, the total remaining authorization was $126.6 million.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2015.

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