Form 10-Q
period 2015-06-30
SINCLAIR BROADCAST GROUP INC
filed 2015-08-07
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of July 31, 2015
Class A Common Stock	69,566,025
Class B Common Stock	25,928,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data) (Unaudited)

	As of June 30, 2015	As of December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,579	$17,682
Accounts receivable, net of allowance for doubtful accounts of $4,500 and $4,246, respectively	384,570	383,503
Current portion of program contract costs	44,538	88,198
Income taxes receivable	—	3,314
Prepaid expenses and other current assets	41,661	21,338
Deferred barter costs	8,451	5,626
Assets held for sale	—	6,504
Total current assets	543,799	526,165
ASSETS HELD FOR SALE	1,843	8,817
PROGRAM CONTRACT COSTS, less current portion	24,013	38,531
PROPERTY AND EQUIPMENT, net	741,854	752,538
RESTRICTED CASH	1,500	—
GOODWILL	1,951,302	1,964,553
BROADCAST LICENSES	130,915	135,075
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,792,919	1,818,263
OTHER ASSETS	192,836	166,386
Total assets (a)	$5,380,981	$5,410,328
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17,844	$12,248
Accrued liabilities	218,395	246,123
Income taxes payable	18,691	—
Current portion of notes payable, capital leases and commercial bank financing	61,935	113,116
Current portion of notes and capital leases payable to affiliates	2,881	2,625
Current portion of program contracts payable	62,311	104,922
Deferred barter revenues	8,135	5,806
Deferred tax liabilities	6,689	6,689
Liabilities held for sale	—	2,477
Total current liabilities	396,881	494,006
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,808,085	3,754,822
Notes payable and capital leases to affiliates, less current portion	16,775	16,309
Program contracts payable, less current portion	49,586	60,605
Deferred tax liabilities	584,883	602,243
Other long-term liabilities	78,512	77,000
Total liabilities (a)	4,934,722	5,004,985
COMMITMENTS AND CONTINGENCIES (See Note 6)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 69,535,162 and 69,578,899 shares issued and outstanding, respectively	695	696
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 25,928,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	259
Additional paid-in capital	981,607	979,202
Accumulated deficit	(507,215)	(545,820)
Accumulated other comprehensive loss	(6,287)	(6,455)
Total Sinclair Broadcast Group shareholders’ equity	469,059	427,882
Noncontrolling interests	(22,800)	(22,539)
Total equity	446,259	405,343
Total liabilities and equity	$5,380,981	$5,410,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of June 30, 2015 and December 31, 2014 include total assets of variable interest entities (VIEs) of $155.3 million and $163.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of June 30, 2015 and December 31, 2014 include total liabilities of the VIEs of $28.8 million and $30.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Station broadcast revenues, net of agency commissions	$502,338	$404,151	$966,501	$778,032
Revenues realized from station barter arrangements	30,373	33,336	51,332	57,361
Other operating divisions revenues	21,456	17,649	41,109	32,391
Total revenues	554,167	455,136	1,058,942	867,784
OPERATING EXPENSES:
Station production expenses	181,088	134,303	352,103	261,342
Station selling, general and administrative expenses	102,801	82,595	204,688	164,520
Expenses recognized from station barter arrangements	26,381	29,528	43,793	51,005
Amortization of program contract costs and net realizable value adjustments	29,782	23,574	60,173	47,515
Other operating divisions expenses	16,666	14,453	32,489	26,778
Depreciation of property and equipment	25,273	25,252	50,462	49,630
Corporate general and administrative expenses	14,154	15,820	30,170	31,655
Amortization of definite-lived intangible assets	39,445	24,989	79,425	49,717
Research and development expenses	4,237	1,583	6,752	1,583
Total operating expenses	439,827	352,097	860,055	683,745
Operating income	114,340	103,039	198,887	184,039
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(47,664)	(40,121)	(94,312)	(79,659)
Income from equity and cost method investments	2,007	742	5,153	840
Other income, net	1,050	1,015	1,268	1,932
Total other expense, net	(44,607)	(38,364)	(87,891)	(76,887)
Income before income taxes	69,733	64,675	110,996	107,152
INCOME TAX PROVISION	(23,334)	(23,074)	(39,761)	(37,894)
NET INCOME	46,399	41,601	71,235	69,258
Net income attributable to the noncontrolling interests	(612)	(266)	(1,166)	(765)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$45,787	$41,335	$70,069	$68,493
Dividends declared per share	$0.165	$0.15	$0.33	$0.30
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.48	$0.43	$0.74	$0.70
Diluted earnings per share	$0.48	$0.42	$0.73	$0.69
Weighted average common shares outstanding	95,307	97,174	95,219	97,994
Weighted average common and common equivalent shares outstanding	96,050	97,864	95,911	98,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$46,399	$41,601	$71,235	$69,258
Amortization of net periodic pension benefit costs, net of taxes	84	167	168	80
Unrealized gain on investments, net of taxes	—	479	—	604
Comprehensive income	46,483	42,247	71,403	69,942
Comprehensive income attributable to the noncontrolling interests	(612)	(266)	(1,166)	(765)
Comprehensive income attributable to Sinclair Broadcast Group	$45,871	$41,981	$70,237	$69,177

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2014	69,578,899	$696	25,928,357	$259	$979,202	$(545,820)	$(6,455)	$(22,539)	$405,343
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(31,464)	—	—	(31,464)
Repurchases of Class A Common Stock	(304,787)	(3)	—	—	(7,800)	—	—	—	(7,803)
Class A Common Stock issued pursuant to employee benefit plans	261,050	2	—	—	9,510	—	—	—	9,512
Tax benefit on share based awards	—	—	—	—	695	—	—	—	695
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,464)	(2,464)
Other comprehensive income	—	—	—	—	—	—	168	—	168
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	1,037	1,037
Net income	—	—	—	—	—	70,069	—	1,166	71,235
BALANCE, June 30, 2015	69,535,162	$695	25,928,357	$259	$981,607	$(507,215)	$(6,287)	$(22,800)	$446,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$71,235	$69,258
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	50,462	49,630
Amortization of definite-lived intangible and other assets	79,425	49,717
Amortization of program contract costs and net realizable value adjustments	60,173	47,515
Stock-based compensation expense	11,577	8,430
Deferred tax benefit	(17,368)	(10,569)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	3,433	7,162
Increase in prepaid expenses and other current assets	(18,755)	(11,643)
Decrease in accounts payable and accrued liabilities	(27,139)	(331)
Increase in income taxes payable	17,705	16,995
Payments on program contracts payable	(55,676)	(47,381)
Real estate held for development and sale	(4,389)	(6,052)
Other, net	7,333	7,253
Net cash flows from operating activities	178,016	179,984

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(47,062)	(26,587)
Payments for acquisition of assets in other operating divisions	—	(8,273)
Purchase of alarm monitoring contracts	(16,673)	(7,835)
Distributions from equity and cost method investees	8,168	1,522
Investments in equity and cost method investees	(37,809)	(6,167)
Proceeds from termination of life insurance policies	—	17,042
Other, net	3,483	(1,008)
Net cash flows used in investing activities	(89,893)	(31,306)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	364,853	102,724
Repayments of notes payable, commercial bank financing and capital leases	(360,480)	(21,114)
Dividends paid on Class A and Class B Common Stock	(31,464)	(29,284)
Repurchase of outstanding Class A Common Stock	(7,803)	(82,371)
Noncontrolling interests distributions	(2,464)	(3,953)
Other, net	(3,868)	762
Net cash flows used in financing activities	(41,226)	(33,236)
NET INCREASE IN CASH AND CASH EQUIVALENTS	46,897	115,442
CASH AND CASH EQUIVALENTS, beginning of period	17,682	280,104
CASH AND CASH EQUIVALENTS, end of period	$64,579	$395,546

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2015 and 2014 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase, the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of June 30, 2015 and December 31, 2014, we have concluded that 37 of these licensees are VIEs.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 8. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $71.8 million and $136.6 million for the three and six months ended June 30, 2015, and $71.8 million and $138.2 million for the three and six months ended June 30, 2014, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements within Note 6. Commitment and Contingencies for discussion of recent changes in FCC rules related to JSAs.

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

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$491
Accounts receivable	19,307	19,521
Current portion of program contract costs	8,570	9,544
Prepaid expenses and other current assets	435	297
Total current assets	28,802	29,853

PROGRAM CONTRACT COSTS, less current portion	4,866	6,922
PROPERTY AND EQUIPMENT, net	9,012	9,716
GOODWILL	787	787
BROADCAST LICENSES	16,960	16,935
DEFINITE-LIVED INTANGIBLE ASSETS, net	87,974	96,732
OTHER ASSETS	6,924	2,376
Total assets	$155,325	$163,321

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$39	$68
Accrued liabilities	1,431	1,297
Current portion of notes payable, capital leases and commercial bank financing	3,673	3,659
Current portion of program contracts payable	8,172	9,714
Total current liabilities	13,315	14,738

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	26,321	28,640
Program contracts payable, less current portion	10,520	10,161
Long term liabilities	8,670	8,739
Total liabilities	$58,826	$62,278

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The cumulative payments made under these LMAs that were treated as a prepayment of purchase price as of June 30, 2015 and December 31, 2014, which are excluded from liabilities above, were $36.0 million and $34.4 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.3 million for June 30, 2015 and December 31, 2014.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $78.9 million and $78.1 million as of June 30, 2015 and December 31, 2014, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of June 30, 2015 and December 31, 2014 was $19.3 million and $22.7 million, respectively, which are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $2.6 million and $5.5 million for the three and six months ended June 30, 2015, and income of $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively, related to these investments.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The new standard effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB decided to defer the effective date by one year to the annual reporting period beginning after December 15, 2017, however, early adoption as of the original effective date will be permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our financial statements.

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

In April 2015, the FASB issued guidance related to the presentation of debt issuance costs in the balance sheet. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. The new standard is effective for the annual reporting periods beginning after December 15, 2015 with early adoption permitted, and is required to be applied retrospectively. We have applied the change in accounting as of June 30, 2015 with retrospective application to prior periods. As such, within our consolidated balance sheet as of December 31, 2014, we have decreased the amounts previously reported as other assets and notes payable, capital leases and commercial bank financing, less current portion by $41.8 million. The change in accounting principle does not have an impact on our statements of operations or cash flows.

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

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008.  On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the six months ended June 30, 2015, we have purchased approximately 0.3 million shares for $7.8 million.  As of June 30, 2015, the total remaining authorization was $126.6 million.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the six months ended June 30, 2015 and 2014 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended June 30, 2015 was less than the statutory rate primarily due to a decrease in our income tax provision resulting from certain state law changes. Our effective income tax rate for the six months ended June 30, 2015 exceeded the statutory rate primarily due to an increase in income tax provision resulting from a settlement of a state income tax position. Our effective income tax rate for the three months and six months ended June 30 2014 approximated the statutory rate.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $5.7 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassificiations

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS:

During 2014, we acquired a total of 21 stations in 15 markets for a purchase price of $1,434.5 million plus working capital of $47.2 million. All of these acquisitions provide expansion into additional markets and increases value based on the synergies we are achieving.

2014 Acquisitions

Allbritton.  Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (together the “Allbritton Companies”) for $985.0 million plus working capital of $50.1 million.  The Allbritton Companies owned and operated nine television stations in the following seven markets, all of which were affiliated with ABC: Washington, DC; Birmingham, AL; Harrisburg, PA; Little Rock / Pine Bluff, AR; Tulsa, OK; Roanoke / Lynchburg, VA; and Charleston, SC. Also included in the purchase was NewsChannel 8, a 24-hour cable/satellite news network covering the Washington, D.C. metropolitan area.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand. In connection with the acquisition, we sold the acquired assets related to the Harrisburg, PA station effective September 1, 2014.  See Note 3. Dispositions of Assets for further discussion.

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

The following tables summarize the allocated fair value of acquired assets and assumed liabilities, including the net assets of consolidated VIEs (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Accounts receivable	$—	$—	$38,542	$—	$38,542
Prepaid expenses and other current assets	476	67	19,890	79	20,512
Program contract costs	1,954	482	1,204	2,561	6,201
Property and equipment	23,462	8,300	46,600	8,400	86,762
Broadcast licenses	100	—	13,700	125	13,925
Definite-lived intangible assets	125,200	62,700	564,100	71,025	823,025
Other assets	—	—	20,352	1,500	21,852
Assets held for sale	—	—	83,200	—	83,200
Accounts payable and accrued liabilities	(2,085)	(277)	(8,351)	(1,143)	(11,856)
Program contracts payable	(1,914)	(481)	(1,140)	(2,554)	(6,089)
Deferred tax liability	—	—	(261,291)	—	(261,291)
Other long term liabilities	—	(1,200)	(17,263)	—	(18,463)
Fair value of identifiable net assets acquired	147,193	69,591	499,543	79,993	796,320
Goodwill	58,698	48,699	535,694	42,443	685,534
Total	$205,891	$118,290	$1,035,237	$122,436	$1,481,854

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

During the six months ended June 30, 2015, we made certain immaterial measurement period adjustments to the initial purchase accounting for the acquisitions in 2014, resulting in reclassifications between certain noncurrent assets and noncurrent liabilities, including an decrease to property and equipment of approximately $12.5 million, an decrease to broadcast licenses of $4.1 million, an increase to definite-lived intangible assets of $33.0 million, and a decrease to goodwill of $16.3 million, as well as a corresponding decrease to depreciation of $0.6 million and an increase to amortization of $0.3 million, during the six months ended June 30, 2015, respectively. The comparable historical periods were not adjusted for these measurement period adjustments as they were not considered to be material.

These intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations and 10-15 years for the customer relationships.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  Other intangible assets will be amortized over the respective weighted average useful lives ranging from 14 to 16 years. The following tables summarize the amounts allocated to definite-lived intangible assets representing the estimated fair values and estimated goodwill deductible for tax purposes (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Network affiliations	$54,300	$44,775	$356,900	$42,625	$498,600
Customer relationships	47,400	17,925	207,200	27,400	299,925
Other intangible assets	23,500	—	—	1,000	24,500
Fair value of identifiable definite-lived intangible assets acquired	$125,200	$62,700	$564,100	$71,025	$823,025
Estimated goodwill deductible for tax purposes	$58,698	$48,699	$—	$42,443	$149,840

In connection with the acquisitions, for the six months ended June 30, 2014, we incurred a total of $2.0 million, of costs primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three and six months ended June 30, 2014, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude acquisitions presented under Other above, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Total revenues	$528,490	$1,000,920
Net Income	$40,361	$67,817
Net Income attributable to Sinclair Broadcast Group	$40,095	$67,052
Basic earnings per share attributable to Sinclair Broadcast Group	$0.41	$0.68
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.41	$0.68

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

3.              DISPOSITION OF ASSETS:

Dispositions Related to Station Acquisitions

As discussed in Note 2. Acquisitions, in December 2014, we completed the acquisition of certain broadcast assets from Media General.  Simultaneously, we sold to Media General the broadcast assets of WTTA (MNT) in Tampa, FL and KXRM/KXTU (FOX) in Colorado Springs, CO for $93.1 million less working capital of $0.6 million.

Concurrent with the acquisition of the Allbritton companies discussed in Note 2. Acquisitions, due to FCC multiple ownership rules, we sold WHTM (ABC) in Harrisburg/Lancaster/York, PA to Media General in September 2014 for $83.4 million, less working capital of $0.2 million and the non-license assets of WTAT (FOX) in Charleston, SC to Cunningham for $14.0 million, effective August 1, 2014.  WHTM was acquired from the Allbritton companies and assets of WHTM were classified as assets held for sale in the Allbritton purchase price allocation.  We did not recognize a gain or loss on this transaction. Prior to the sale of WTAT, we operated the station under an LMA and purchase agreement with Cunningham.  This sale was accounted for as a transaction between parties under common control.  See Note 8. Related Person Transaction for further discussion.

Assets Held for Sale

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported our assets and liabilities related to Triangle Sign & Service, LLC (Triangle) as held for sale in the accompanying consolidated balance sheet as of December 31, 2014. It is no longer our intent to divest of Triangle and therefore the assets and liabilities are not classified as held for sale as of June 30, 2015. The results of operations related to Triangle are included within the results of continuing operations as the criteria for classification as discontinued operations was not met.

As of December 31, 2014, the major classes of assets and liabilities of the group reported as held for sale on the accompanying consolidated balance sheet are shown below (in thousands):

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

(a)               Excluded from the above is $1.8 million in held for sale assets as of June 30, 2015 and December 31, 2014 related to certain real estate assets within our broadcast segment.

4.      GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $1,951.3 million and $1,964.6 million at June 30, 2015 and December 31, 2014, respectively.  The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other Operating Divisions	Consolidated
Balance at December 31, 2014
Goodwill	$2,377,613	$513	$2,378,126
Accumulated impairment losses	(413,573)	—	(413,573)
	1,964,040	513	1,964,553
Measurement period adjustments related to 2014 acquisitions (a)	(16,226)	—	(16,226)
Change in assets held for sale (b)	—	2,975	2,975
Balance at June 30, 2015
Goodwill	2,361,387	3,488	2,364,875
Accumulated impairment losses	(413,573)	—	(413,573)
	$1,947,814	$3,488	$1,951,302

(a)     Amounts relate to immaterial measurement period adjustments related to 2014 acquisitions as discussed in Note 2. Acquisitions.

(b)     During the six months ended June 30, 2015, we concluded that the assets of Triangle were no longer classified as assets held for sale. See Note 3. Disposition of Assets for further discussion.

As of June 30, 2015 and December 31, 2014, the carrying amount of our broadcast licenses was as follows (in thousands):

June 30, 2015
Balance at December 31, 2014	$135,075
Sale of broadcast assets	(75)
Measurement period adjustments related to 2014 acquisitions (a)	(4,085)
Balance at June 30, 2015	$130,915

(a)    Amounts relate to immaterial measurement period adjustments related to 2014 acquisitions as discussed in Note 2. Acquisitions.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in thousands):

	As of June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,388,691	$(303,590)	$1,085,101
Customer relationships (a)	766,979	(199,687)	567,292
Other (b)	215,359	(74,833)	140,526
Total	$2,371,029	$(578,110)	$1,792,919

	As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,396,792	$(257,526)	$1,139,266
Customer relationships (a)	749,292	(177,453)	571,839
Other (b)	174,442	(67,284)	107,158
Total	$2,320,526	$(502,263)	$1,818,263

(a)    Changes between the gross carrying value from December 31, 2014 to June 30, 2015, relate to immaterial measurement period adjustments related to 2014 acquisitions as discussed in Note 2. Acquisitions.

(b)    The increase in other intangible assets includes $16.7 million in additions from other operating divisions in 2015, and measurement period adjustment as discussed in Note 2. Acquisitions.

We did not have any indicators of impairment for goodwill, broadcast licenses, definite-lived intangibles, or other long-lived assets in any interim period during the six months ended June 30, 2015.

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

As of June 30, 2015 we had $329.7 million and $1,370.3 million outstanding under our term loan A and term loan B, net of $2.3 million and $16.4 million deferred financing costs and debt discounts, respectively. As discussed under Recent Accounting Pronouncements in Note 1. Summary of Significant Accounting Policies, we early adopted the FASB issued guidance related to the presentation of debt issuance costs in the balance sheet. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset.

Effective April 30, 2015, we entered into an amendment and restatement of our bank credit agreement. Pursuant to the Amendment, we raised an additional $350.0 million of incremental term loan B commitments, which mature in July 2021 and bear interest at LIBOR plus 2.75% with a 0.75% LIBOR floor. The incremental term loan B borrowings were issued under substantially the same terms as the existing term loan B agreement. The proceeds, net of issuance costs, from the amendment of term loan B were used to pay down the outstanding balance under our revolving credit facility, and for general corporate purposes. As of June 30, 2015, we had $482.9 million borrowing capacity under our revolving credit facility. We incurred $3.6 million of financing costs in connection with the amendment which are presented net of the carrying value of the debt in the consolidated balance sheet.

6.              COMMITMENTS AND CONTINGENCIES:

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

Changes in the Rules of Television Ownership and Joint Sale Agreements

On March 12, 2014, the FCC issued a public notice on the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any broadcast assignment or transfer application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.  In addition, on April 15, 2014, the FCC issued an order amending its multiple ownership rules to provide that, where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the ad time per week of the other station, the party selling such ad time shall be treated as if it had an attributable ownership interest in the second station.  The imputed ownership interest would be evaluated to determine whether it complies with the FCC’s ownership rules that limit the number of stations in which parties may hold attributable interests.  The amended rule also requires that every JSA contain certain certifications that the licensee maintains ultimate control of the station subject to such contract, that such JSAs be filed with the Commission and made available for public review, and that JSAs that existed on the effective date of the new rule have two years to be terminated, amended or otherwise come into compliance with the new rules.  Under the Satellite Television Extension and Localism Act Reauthorization (STELAR), which became law on December 4, 2014, Congress extended the period of time for parties to preexisting JSAs to come into compliance with the new rules for an additional six months, until December 19, 2016.   A bill has been introduced into Congress proposing to permanently grandfather preexisting JSAs, but we cannot predict its likelihood of enactment.  The new rule is the subject of an appeal to the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of that appeal. Among other things, the new JSA rule could limit our ability to create duopolies or other two-station operations in certain markets.  We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements.  The revenues of these JSA arrangements we earned were $11.8 million and $11.5 million three months ended June 30, 2015 and 2014 and $22.7 million and $22.1 million for the six months ended June 30, 2015 and 2014, respectively.

7.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (Numerator)
Net Income	$46,399	$41,601	$71,235	$69,258
Net (income) loss attributable to noncontrolling interests	(612)	(266)	(1,166)	(765)
Numerator for diluted earnings per common share available to common shareholders	$45,787	$41,335	$70,069	$68,493

Shares (Denominator)
Weighted-average common shares outstanding	95,307	97,174	95,219	97,994
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	743	690	692	684
Weighted-average common and common equivalent shares outstanding	96,050	97,864	95,911	98,678

There were no anti-dilutive shares for three and six months ended June 30, 2015 and 2014.

8.              RELATED PERSON TRANSACTIONS

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.3 million for the three months ended June 30, 2015 and 2014, and $2.6 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders.  We incurred expenses of $0.3 million for both the three months ended June 30, 2015 and 2014, and $0.6 million for both the six months ended June 30, 2015 and 2014, respectively.

Cunningham Broadcasting Corporation

As of June 30, 2015, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations), as well as WTAT-TV Charleston, South Carolina, and WYZZ Peoria/Bloomington, IL.

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

As of June 30, 2015, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the
Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham.  Our applications to acquire these license related assets are pending FCC approval.  The LMA and purchase agreement with WTAT-TV was terminated concurrent with Cunningham’s purchase of the non-license assets of this station from us for $14.0 millionl effective August 1, 2014.  We no longer have any continuing involvement in the operations of this station.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2013, we were obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million. The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, of $29.1 million in the aggregate. Additionally, we reimburse these Cunningham LMA Stations for 100% of their operating costs. In July 2014, concurrent with the termination of the LMA with WTAT-TV, the total LMA fee for the remaining Cunningham LMA Stations was reduced by $4.7 million to remove the fee associated with WTAT-TV.  The remaining aggregate purchase price of these stations, excluding WTAT-TV, as of June 30, 2015 was approximately $53.6 million.

We made payments to Cunningham under our LMAs with these stations of $2.1 million for both the three months ended June 30, 2015 and 2014, respectively, and $4.4 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, Cunningham LMA Stations provided us with approximately $24.1 million and $29.2 million, respectively, and approximately $45.9 million and $56.4 million for the six months ended June 30, 2015 and 2014, respectively, of total revenue.

Cunningham owns the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. Additionally, we have provided a guarantee on the bank debt of these licensees of $2.9 million as of June 30, 2015. Under these arrangements, we earned $1.0 million and $1.1 million from the services we performed for these stations for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to these stations include $1.9 million for both the three months ended June 30, 2015 and 2014, respectively, and $3.7 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively.

Atlantic Automotive Corporation

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.1 million for both the three months ended June 30, 2015 and 2014, and $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures. Atlantic Automotive paid $0.3 million in rent during the both three months ended June 30, 2015 and 2014, and $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, and $0.3 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received less than $0.1 million in rent pursuant to the lease for both the three months ended June 30, 2015 and 2014, and $0.1 million for both the six months ended June 30, 2015 and 2014, respectively.

9.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 79 markets located throughout the continental United States. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas; service of broadcast transmitters; real estate ventures; and other private equity investments. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $225.9 million and $172.2 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of June 30, 2015 and 2014, respectively.  We had $5.6 million and $5.1 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the three months ended June 30, 2015 and 2014, respectively. We had $10.8 million and $10.0 million in intercompany interest expense for the six months ended June 30, 2015 and 2014, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended June 30, 2015	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$532,711	$21,456	$—	$554,167
Depreciation of property and equipment	24,341	653	279	25,273
Amortization of definite-lived intangible assets and other assets	37,232	2,213	—	39,445
Amortization of program contract costs and net realizable value adjustments	29,782	—	—	29,782
General and administrative overhead expenses	11,303	1,265	1,586	14,154
Operating income (loss)	119,801	642	(6,103)	114,340
Interest expense	—	1,161	46,503	47,664
Income from equity and cost method investments	—	2,007	—	2,007
Assets	4,845,685	379,867	155,429	5,380,981

For the three months ended June 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$437,487	$17,649	$—	$455,136
Depreciation of property and equipment	24,422	563	267	25,252
Amortization of definite-lived intangible assets and other assets	23,351	1,638	—	24,989
Amortization of program contract costs and net realizable value adjustments	23,574	—	—	23,574
General and administrative overhead expenses	14,253	416	1,151	15,820
Operating income (loss)	105,460	580	(3,001)	103,039
Interest expense	—	1,031	39,090	40,121
Income from equity and cost method investments	—	742	—	742

For the six months ended June 30, 2015	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,017,833	$41,109	$—	$1,058,942
Depreciation of property and equipment	48,525	1,379	558	50,462
Amortization of definite-lived intangible assets and other assets	75,123	4,302	—	79,425
Amortization of program contract costs and net realizable value adjustments	60,173	—	—	60,173
General and administrative overhead expenses	26,208	1,524	2,438	30,170
Operating income (loss)	207,249	1,386	(9,748)	198,887
Interest expense	—	2,236	92,076	94,312
Income from equity and cost method investments	—	5,153	—	5,153
Assets	4,845,685	379,867	155,429	5,380,981

For the six months ended June 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$835,393	$32,391	$—	$867,784
Depreciation of property and equipment	47,939	1,157	534	49,630
Amortization of definite-lived intangible assets and other assets	46,514	3,203	—	49,717
Amortization of program contract costs and net realizable value adjustments	47,515	—	—	47,515
General and administrative overhead expenses	28,982	668	2,005	31,655
Operating income (loss)	187,580	581	(4,122)	184,039
Interest expense	—	1,950	77,709	79,659
Income from equity and cost method investments	—	840	—	840

10.              FAIR VALUE MEASUREMENTS:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
6.375% Senior Unsecured Notes due 2021	$350,000	$363,909	$350,000	$355,800
6.125% Senior Unsecured Notes due 2022	500,000	513,750	500,000	503,475
5.625% Senior Unsecured Notes due 2024	550,000	544,500	550,000	532,813
5.375% Senior Unsecured Notes due 2021	600,000	605,490	600,000	595,068
Term Loan A	331,995	328,884	348,073	341,982
Term Loan B	1,386,626	1,381,122	1,035,883	1,029,997
Revolving credit facility	—	—	338,000	338,000
Debt of variable interest entities	28,425	28,425	30,167	30,167
Debt of other operating divisions	133,674	133,674	118,822	118,822

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, and 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of June 30, 2015, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, and 6.375% Notes. As of June 30, 2015, our consolidated total debt, net of deferred financing costs and debt discounts, of $3,889.7 million included $3,751.7 million related to STG and its subsidiaries of which SBG guaranteed $3,701.3 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$49,400	$1,068	$14,111	$—	$64,579
Accounts and other receivables	—	—	356,389	29,418	(1,237)	384,570
Other current assets	2,456	15,466	63,074	22,866	(9,212)	94,650
Total current assets	2,456	64,866	420,531	66,395	(10,449)	543,799

Property and equipment, net	3,416	21,783	551,889	172,701	(7,935)	741,854

Assets held for sale	—	—	1,843	—	—	1,843
Investment in consolidated subsidiaries	438,600	3,476,007	4,079	—	(3,918,686)	—
Goodwill	—	—	1,947,027	4,275	—	1,951,302
Broadcast licenses	—	—	113,955	16,960	—	130,915
Definite-lived intangible assets	—	—	1,659,249	197,479	(63,809)	1,792,919
Other long-term assets	59,027	636,526	115,999	151,204	(744,407)	218,349
Total assets	$503,499	$4,199,182	$4,814,572	$609,014	$(4,745,286)	$5,380,981

Accounts payable and accrued liabilities	$161	$42,461	$181,306	$26,381	$(14,070)	$236,239
Current portion of long-term debt	217	49,547	1,437	10,734	—	61,935
Current portion of affiliate long-term debt	1,556	—	1,136	1,409	(1,220)	2,881
Other current liabilities	1,208	—	87,741	8,362	(1,485)	95,826
Total current liabilities	3,142	92,008	271,620	46,886	(16,775)	396,881

Long-term debt	—	3,623,777	33,592	150,716	—	3,808,085
Affiliate long-term debt	2,700	—	12,216	358,791	(356,932)	16,775
Other liabilities	28,598	29,278	1,019,773	170,322	(534,990)	712,981
Total liabilities	34,440	3,745,063	1,337,201	726,715	(908,697)	4,934,722

Total Sinclair Broadcast Group equity (deficit)	469,059	454,119	3,477,371	(90,747)	(3,840,743)	469,059
Noncontrolling interests in consolidated subsidiaries	—	—	—	(26,954)	4,154	(22,800)
Total liabilities and equity (deficit)	$503,499	$4,199,182	$4,814,572	$609,014	$(4,745,286)	$5,380,981

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$3,394	$1,749	$12,539	$—	$17,682
Accounts and other receivables	—	164	359,486	25,111	(1,258)	383,503
Other current assets	5,741	12,996	98,751	12,721	(11,733)	118,476
Assets held for sale	—	—	—	6,504	—	6,504
Total current assets	5,741	16,554	459,986	56,875	(12,991)	526,165

Property and equipment, net	3,949	17,554	569,372	168,762	(7,099)	752,538

Assets held for sale	—	—	1,843	6,974	—	8,817
Investment in consolidated subsidiaries	395,225	3,585,037	3,978	—	(3,984,240)	—
Goodwill	—	—	1,963,254	1,299	—	1,964,553
Broadcast Licenses	—	—	118,115	16,960	—	135,075
Definite-lived intangible assets	—	—	1,698,919	184,441	(65,097)	1,818,263
Other long-term assets	65,988	555,877	132,611	121,273	(670,832)	204,917
Total assets	$470,903	$4,175,022	$4,948,078	$556,584	$(4,740,259)	$5,410,328

Accounts payable and accrued liabilities	$541	$46,083	$201,102	$24,325	$(13,680)	$258,371
Current portion of long-term debt	529	42,953	1,302	68,332	—	113,116
Current portion of affiliate long-term debt	1,464	—	1,182	1,026	(1,047)	2,625
Other current liabilities	1,208	—	107,867	9,749	(1,407)	117,417
Liabilities held for sale	—	—	—	2,477	—	2,477
Total current liabilities	3,742	89,036	311,453	105,909	(16,134)	494,006

Long-term debt	—	3,638,286	34,338	82,198	—	3,754,822
Affiliate long-term debt	3,508	—	12,802	319,901	(319,902)	16,309
Other liabilities	35,771	28,856	1,003,213	169,935	(497,927)	739,848
Total liabilities	43,021	3,756,178	1,361,806	677,943	(833,963)	5,004,985

Total Sinclair Broadcast Group equity (deficit)	427,882	418,844	3,586,272	(94,632)	(3,910,484)	427,882
Noncontrolling interests in consolidated subsidiaries	—	—	—	(26,727)	4,188	(22,539)
Total liabilities and equity (deficit)	$470,903	$4,175,022	$4,948,078	$556,584	$(4,740,259)	$5,410,328

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$522,405	$52,908	$(21,146)	$554,167

Program and production	—	—	180,033	20,550	(19,495)	181,088
Selling, general and administrative	1,457	11,429	100,579	3,683	(193)	116,955
Depreciation, amortization and other operating expenses	266	809	109,201	32,135	(627)	141,784
Total operating expenses	1,723	12,238	389,813	56,368	(20,315)	439,827

Operating (loss) income	(1,723)	(12,238)	132,592	(3,460)	(831)	114,340

Equity in earnings of consolidated subsidiaries	46,369	85,483	(50)	—	(131,802)	—
Interest expense	(106)	(44,969)	(1,165)	(7,470)	6,046	(47,664)
Other income (expense)	944	444	203	1,466	—	3,057
Total other income (expense)	47,207	40,958	(1,012)	(6,004)	(125,756)	(44,607)

Income tax benefit (provision)	303	19,584	(44,899)	1,678	—	(23,334)
Net income (loss)	45,787	48,304	86,681	(7,786)	(126,587)	46,399
Net income attributable to the noncontrolling interests	—	—	—	(646)	34	(612)
Net income (loss) attributable to Sinclair Broadcast Group	$45,787	$48,304	$86,681	$(8,432)	$(126,553)	$45,787
Comprehensive income (loss)	$46,483	$48,315	$86,756	$(7,786)	$(127,285)	$46,483

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$430,334	$47,527	$(22,725)	$455,136

Program and production	—	114	133,440	21,492	(20,743)	134,303
Selling, general and administrative	1,155	14,000	80,324	3,511	(575)	98,415
Depreciation, amortization and other operating expenses	267	1,138	93,889	24,805	(720)	119,379
Total operating expenses	1,422	15,252	307,653	49,808	(22,038)	352,097

Operating (loss) income	(1,422)	(15,252)	122,681	(2,281)	(687)	103,039

Equity in earnings of consolidated subsidiaries	42,662	75,388	—	—	(118,050)	—
Interest expense	(149)	(37,082)	(1,224)	(6,974)	5,308	(40,121)
Other income (expense)	941	86	465	285	(20)	1,757
Total other income (expense)	43,454	38,392	(759)	(6,689)	(112,762)	(38,364)

Income tax benefit (provision)	(697)	19,209	(43,691)	2,105	—	(23,074)
Net income (loss)	41,335	42,349	78,231	(6,865)	(113,449)	41,601
Net income attributable to the noncontrolling interests	—	—	—	(299)	33	(266)
Net income (loss) attributable to Sinclair Broadcast Group	$41,335	$42,349	$78,231	$(7,164)	$(113,416)	$41,335
Comprehensive income (loss)	$42,247	$42,515	$78,231	$(5,887)	$(114,859)	$42,247

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$999,076	$99,912	$(40,046)	$1,058,942

Program and production	—	—	349,727	40,399	(38,023)	352,103
Selling, general and administrative	2,501	26,212	199,927	6,323	(105)	234,858
Depreciation, amortization and other operating expenses	533	1,584	211,560	60,385	(968)	273,094
Total operating expenses	3,034	27,796	761,214	107,107	(39,096)	860,055

Operating (loss) income	(3,034)	(27,796)	237,862	(7,195)	(950)	198,887

Equity in earnings of consolidated subsidiaries	70,693	149,948	(100)	—	(220,541)	—
Interest expense	(207)	(88,842)	(2,341)	(14,176)	11,254	(94,312)
Other income (expense)	2,294	291	266	3,570	—	6,421
Total other income (expense)	72,780	61,397	(2,175)	(10,606)	(209,287)	(87,891)

Income tax benefit (provision)	323	40,199	(83,277)	2,994	—	(39,761)
Net income (loss)	70,069	73,800	152,410	(14,807)	(210,237)	71,235
Net income attributable to the noncontrolling interests	—	—	—	(1,200)	34	(1,166)
Net income (loss) attributable to Sinclair Broadcast Group	$70,069	$73,800	$152,410	$(16,007)	$(210,203)	$70,069
Comprehensive income (loss)	$71,403	$73,817	$152,561	$(14,807)	$(211,571)	$71,403

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$820,414	$88,954	$(41,584)	$867,784

Program and production	—	190	260,173	39,903	(38,924)	261,342
Selling, general and administrative	2,040	28,545	160,826	5,911	(1,147)	196,175
Depreciation, amortization and other operating expenses	534	2,245	180,279	43,965	(795)	226,228
Total operating expenses	2,574	30,980	601,278	89,779	(40,866)	683,745

Operating (loss) income	(2,574)	(30,980)	219,136	(825)	(718)	184,039

Equity in earnings of consolidated subsidiaries	69,349	137,652	—	—	(207,001)	—
Interest expense	(308)	(73,830)	(2,466)	(13,527)	10,472	(79,659)
Other income (expense)	1,587	382	558	285	(40)	2,772
Total other income (expense)	70,628	64,204	(1,908)	(13,242)	(196,569)	(76,887)

Income tax benefit (provision)	439	36,476	(76,733)	1,924	—	(37,894)
Net income (loss)	68,493	69,700	140,495	(12,143)	(197,287)	69,258
Net income attributable to the noncontrolling interests	—	—	—	(798)	33	(765)
Net income (loss) attributable to Sinclair Broadcast Group	$68,493	$69,700	$140,495	$(12,941)	$(197,254)	$68,493
Comprehensive income (loss)	$69,942	$69,780	$140,495	$(11,539)	$(198,736)	$69,942

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(142)	$(70,337)	$265,762	$(24,664)	$7,397	$178,016
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(5,852)	(40,875)	(1,097)	762	(47,062)
Purchase of alarm monitoring contracts	—	—	—	(16,673)	—	(16,673)
Distributions from equity and costs method investees	3,486	500	—	4,182	—	8,168
Investments in equity and cost method investees	—	(4,401)	(33)	(33,375)	—	(37,809)
Other, net	—	(1,461)	4,788	156	—	3,483
Net cash flows (used in) from investing activities	3,486	(11,214)	(36,120)	(46,807)	762	(89,893)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	349,562	—	15,291	—	364,853
Repayments of notes payable, commercial bank financing and capital leases	(312)	(357,328)	(611)	(2,229)	—	(360,480)
Dividends paid on Class A and Class B Common Stock	(31,464)	—	—	—	—	(31,464)
Repurchase of outstanding Class A Common Stock	(7,803)	—	—	—	—	(7,803)
Increase (decrease) in intercompany payables	37,036	138,814	(230,262)	62,571	(8,159)	—
Other, net	(801)	(3,491)	550	(2,590)	—	(6,332)
Net cash flows (used in) from financing activities	(3,344)	127,557	(230,323)	73,043	(8,159)	(41,226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	46,006	(681)	1,572	—	46,897
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$49,400	$1,068	$14,111	$—	$64,579

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(2,354)	$(73,198)	$232,107	$19,126	$4,303	$179,984
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,935)	(21,993)	(1,659)	—	(26,587)
Purchase of alarm monitoring contracts	—	—	—	(7,835)	—	(7,835)
Decrease in restricted cash	—	(900)	217	—	—	(683)
Investments in equity and cost method investees	—	—	—	(6,167)	—	(6,167)
Payments for acquisition of assets in other operating divisions	—	—	—	(8,273)	—	(8,273)
Proceeds from termination of life insurance policies	—	17,042	—	—	—	17,042
Other, net	1,000	—	264	(67)	—	1,197
Net cash flows (used in) from investing activities	1,000	13,207	(21,512)	(24,001)	—	(31,306)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	91,796	—	10,928	—	102,724
Repayments of notes payable, commercial bank financing and capital leases	(268)	(17,056)	(482)	(3,308)	—	(21,114)
Dividends paid on Class A and Class B Common Stock	(29,284)	—	—	—	—	(29,284)
Repurchase of outstanding Class A Common Stock	(82,371)	—	—	—	—	(82,371)
Increase (decrease) in intercompany payables	111,767	130,501	(238,219)	254	(4,303)	—
Other, net	1,510	(235)	—	(4,466)	—	(3,191)
Net cash flows (used in) from financing activities	1,354	205,006	(238,701)	3,408	(4,303)	(33,236)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	145,015	(28,106)	(1,467)	—	115,442
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$382,989	$488	$12,069	$—	$395,546

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

General risks

•the impact of changes in national and regional economies and credit and capital markets;
•consumer confidence;
•the potential impact of changes in tax law;
•the activities of our competitors;
•terrorist acts of violence or war and other geopolitical events;
•natural disasters that impact our advertisers and our stations;

Industry risks

•	the business conditions of our advertisers particularly in the automotive and service industries;

•
competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content;

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top content;

•	the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and the auctioning and potential repacking of our broadcasting spectrum within a limited timeframe;

•
the potential of additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to Joints Sales Agreements (JSA) and Shared Services Agreements (SSA), arbitrary enforcement of indecency regulations, retransmission fee regulations and political or other advertising restrictions;

•	labor disputes and legislation and other union activity associated with film, acting, writing and other guilds and professional sports leagues;

•
the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of ATSC 3.0 broadcast standard, and the consumer’s appetite for mobile television;

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	the ability of local MVPD’s to coordinate and determine local advertising rates as a consortium;

•	the impact of new FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	the impact of FCC and Congressional efforts to limit the ability of a service provider to negotiate retransmission consent agreements for the same-market stations it does not own;

Risks specific to us

•	the effectiveness of our management;

•
our ability to attract and maintain local and national advertising and successfully participate in new sales channels such as programmatic advertising through business partnership ventures and the development of technology;

•	our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•	our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

•	our ability to successfully renegotiate retransmission consent agreements;

•	our ability to renew our FCC licenses;

•	our limited ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

•
our ability to identify digital media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our digital initiatives in a competitive environment;

•
our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	the popularity of syndicated programming we purchase and network programming that we air;

•	the strength of ratings for our local news broadcasts including our news sharing arrangements;

•	the successful execution of our program development and multi-channel broadcasting initiatives including American Sports Network (ASN) and other original programming, and mobile DTV; and

•	the results of prior year tax audits by taxing authorities.

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statement of Operations Data:
Net broadcast revenues (a)	$502,338	$404,151	$966,501	$778,032
Revenues realized from station barter arrangements	30,373	33,336	51,332	57,361
Other operating divisions revenues	21,456	17,649	41,109	32,391
Total revenues	554,167	455,136	1,058,942	867,784

Station production expenses	181,088	134,303	352,103	261,342
Station selling, general and administrative expenses	102,801	82,595	204,688	164,520
Expenses recognized from station barter arrangements	26,381	29,528	43,793	51,005
Amortization of program contract costs and net realizable value adjustments	29,782	23,574	60,173	47,515
Depreciation and amortization expenses (b)	64,718	50,241	129,887	99,347
Other operating divisions expenses	16,666	14,453	32,489	26,778
Corporate general and administrative expenses	14,154	15,820	30,170	31,655
Research and development expenses	4,237	1,583	6,752	1,583
Operating income	114,340	103,039	198,887	184,039

Interest expense and amortization of debt discount and deferred financing costs	(47,664)	(40,121)	(94,312)	(79,659)
Income from equity and cost method investees	2,007	742	5,153	840
Other income, net	1,050	1,015	1,268	1,932
Income before income taxes	69,733	64,675	110,996	107,152
Income tax provision	(23,334)	(23,074)	(39,761)	(37,894)
Net income	46,399	41,601	71,235	69,258
Net income attributable to the noncontrolling interests	(612)	(266)	(1,166)	(765)
Net income attributable to Sinclair Broadcast Group	$45,787	$41,335	$70,069	$68,493

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.48	$0.43	$0.74	$0.70
Diluted earnings per share	$0.48	$0.42	$0.73	$0.69

Balance Sheet Data:	June 30, 2015	December 31, 2014
Cash and cash equivalents	$64,579	$17,682
Total assets	$5,380,981	$5,410,328
Total debt (c)	$3,889,676	$3,886,872
Total equity	$446,259	$405,343
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

Executive Overview — financial events since December 31, 2014.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2015 and 2014, including comparisons between quarters and expectations for the three months ended September, 2015.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and six months ended June 30, 2015.

EXECUTIVE OVERVIEW

Second Quarter 2015 Events

•
During the second quarter of 2015, we signed a multi-year retransmission consent agreement with COX Communications covering over 3.3 million subscribers and a 3-year retransmission consent agreement renewal with Suddenlink covering over 0.8 million subscribers.

•
During the second quarter of 2015, American Sports Network (ASN) reached a multi-year agreement with the Atlantic 10 Conference (A-10) to annually televise at least 52 A-10 events across seven sports, an agreement with AMA Pro Racing to offer syndicated network television coverage of AMA Track Events, and an agreement with Minor League Baseball to televise a weekly game throughout the summer.

•
In April 2015, we entered into an agreement with Visible World to create the Audience Network for Local Broadcast TV. This will allow us to aggregate impressions across our stations and will make it possible for agencies and advertisers to automatically target specific local broadcast audiences by using Visible World's High Yield technology to optimize around multiple audiences and related data sources.

•
In April 2015, we raised $350.0 million of incremental term B loans and amended certain terms under our existing bank credit facility. The loans mature July 2021 and were issued at a discount of 99.875% of par value.

•	In May 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on June 12, 2015 to the holders of record at the close of business on June 1, 2015.

•	In May 2015, Ring of Honor signed a national broadcast deal with Destination America, part of Discovery Communications, to televise events over twenty-six weeks.

•
In June 2015, we announced a Memorandum of Understanding with Pearl TV and Samsung Electronics America to work collaboratively to support the development and implementation of the new Advanced Television Systems Committee (ATSC) 3.0 standard.

•	In June 2015, we announced the formation of a joint venture with The Tornante Company that will acquire, create, develop, produce, and distribute first-run syndicated television programming.

•
In June 2015, we announced a partnership with Metro-Goldwyn-Mayer (MGM) to jointly create, develop, distribute, and air the first 24 hours/7 days per week science fiction multi-channel network (Comet TV), which will feature over 1,500 hours of premium MGM content.

•	In June 2015, we invested in ExtendTV (rebranded as Zypmedia), the leading programmatic media-buying platform for local digital advertising.

Other Events

•	In July 2015, ASN announced an agreement with Millennium Dancesport Championships to televise “The Dancesport League on ASN.

•
In July 2015, we renewed affiliation agreements with the CBS Network covering 16 markets. The new agreements are effective in 2015 and 2016 as current affiliation agreements expire and run for five years to 2020 and 2021.

•
In July 2015, we renewed affiliation agreements with the CW Network for 23 owned and/or operated markets. At the same time, the CW renewed affiliation agreements with another nine markets for which Sinclair provides sales and other services. These agreements are effective August 2016 and expire in 2021.

•
In July 2015, we announced the launch of “Full Measure with Sharyl Attkisson” to debut on October 4, 2015. The broadcast will air on Sinclair’s affiliates nationwide and be available on their websites. The 30-minute program, which will be based in Washington, D.C., will focus on investigative journalism and target accountability in the public and private sectors.

•	In August 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on September 15, 2015 to the holders of record at the close of business on September 1, 2015.

RESULTS OF OPERATIONS

The results of the acquired stations during the year ended December 31, 2014 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions in our consolidated financial statements for further discussion of stations acquired.  Additionally, the results of certain television stations that were sold are not included in our results for the period. See Dispositions related to station acquisitions under Note 3. Disposition of Assets in our consolidated financial statements for further discussion of excluded stations. Unless otherwise indicated, references in this discussion and analysis are to the three and six months ended June 30, 2015 and 2014, respectively.  Additionally, any references to the first, third or fourth quarters are to the three months ended March 31, September 30 and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating division and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues, net of agency commissions, for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Local revenues:
Non-political	$408.9	$319.5	28.0%	$789.1	$620.3	27.2%
Political	1.2	2.1	(b)	2.2	2.7	(b)
Total local	410.1	321.6	27.5%	791.3	623.0	27.0%
National revenues (a):
Non-political	89.4	73.1	22.3%	171.2	140.1	22.2%
Political	2.8	9.5	(b)	4.0	14.9	(b)
Total national	92.2	82.6	11.6%	175.2	155.0	13.0%
Total net broadcast revenues	$502.3	$404.2	24.3%	$966.5	$778.0	24.2%

(a)         National revenue relates to advertising sales sourced from national advertising agencies.

(b)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $98.1 million when comparing the second quarter 2015 to the same period in 2014, of which $94.2 million was related to stations acquired after the second quarter of 2014, net of dispositions. The remaining increase is primarily the result of higher retransmission revenues from multichannel video programming distributors (MVPD) and increases in advertising revenues in the services, drugs/cosmetics and home products sectors.  These increases were partially offset by a decrease in advertising revenues in the political, automotive and schools sectors. Excluding the stations acquired or disposed after the second quarter of 2014, automotive, which typically is our largest category, represented 24.1% of net time sales for the three months ended June 30, 2015. Net broadcast revenues increased $188.5 million when comparing the six months ended June 30, 2015 to the same period in 2014, of which $181.0 million was related to acquired stations not included in the same period in 2014. The remaining increase for the six month period is primarily the result of higher retransmission revenues from MVPDs and increases in advertising revenues in the services, drugs/cosmetics and internet sectors.  These increases were partially offset by a decrease in advertising revenues in the political, automotive and telecommunications sectors. Excluding the stations acquired or disposed after the second quarter of 2014, automotive, which typically is our largest category, represented 24.3% of net time sales for the six months ended June 30, 2015.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of channels (a)	Percent of Net Time Sales for the		Net Time Sales Percent Change	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended June 30,			Six months ended June 30,
		2015	2014		2015	2014
ABC	32	29.6%	21.7%	56.4%	28.9%	20.6%	60.1%
FOX	46	25.4%	28.7%	1.5%	25.7%	30.0%	(2.1)%
CBS	29	17.3%	20.6%	(3.4)%	17.4%	20.1%	(1.2)%
NBC	22	11.6%	9.2%	45.0%	11.8%	9.5%	42.5%
The CW	43	8.2%	8.9%	5.9%	8.2%	8.9%	5.2%
MyNetworkTV	33	6.5%	8.4%	(11.3)%	6.6%	8.4%	(9.6)%
Other (b)	174	1.4%	2.5%	(98.9)%	1.4%	2.5%	(97.9)%
Total	379

(a)     We acquired a significant number of television stations during 2014 with a variety of network affiliations.  This acquisition activity affects the year-over year comparability of revenue by affiliation.  See Note 2. Acquisitions in our consolidated financial statements for further discussion of stations acquired.

(b)     We broadcast other programming from providers on our channels, including Univision, Telemundo, Estrella TV, Azteca, MundoFox, Get TV, Grit, This TV, ME TV, Antenna TV, Bounce Network, Retro TV, Zuus Country, Heartland, Live Well Network, 24/7 Weather, and Weather Nation.

Political Revenues.  Political revenues decreased by $7.6 million to $4.0 million for the second quarter 2015 when compared to the same period in 2014.  For the six months ended June 30, 2015, political revenues decreased by $11.4 million to $6.2 million when compared to the same period in 2014. Political revenues are typically higher in election years such as 2014.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $89.4 million for the second quarter 2015 when compared to the same period in 2014, of which $76.6 million was related to the stations acquired after the second quarter of 2014, net of dispositions. The remaining increase, for the three month period, is primarily due to an increase in advertising revenues from the services, home products and media sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the automotive, internet and fast food sectors. Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $168.8 million for the six months ended June 30, 2015 compared to the same period in 2014, of which $145.0 million was related to the stations acquired after the second quarter of 2014, net of dispositions. The remaining increase is primarily due to an increase in advertising revenues from the home products, travel/leisure and medical sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the schools, automotive and paid programs sectors.

National Revenues.  Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from national advertising agencies, were up $16.3 million for the second quarter 2015 when compared to the same period in 2014, of which $17.0 million was related to the stations acquired after the second quarter of 2014, net of dispositions. The residual decrease was due to a decline in advertising revenues in the automotive, telecommunications and direct response sectors. Excluding political revenues, our national broadcast revenues, which include relates to time sales sourced from national advertising agencies, were up $31.1 million for the six months ended June 30, 2015 compared to the same period in 2014, of which $34.7 million related to the acquired stations not included in the same period in 2014, net of dispositions. The remaining decrease is primarily due to a decline in advertising revenues in the automotive, telecommunications and direct response sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase	Six months ended June 30,		Percent Change Increase
	2015	2014		2015	2014
Station production expenses	$181.1	$134.3	34.8%	$352.1	$261.3	34.7%
Station selling, general and administrative expenses	$102.8	$82.6	24.5%	$204.7	$164.5	24.4%
Amortization of program contract costs and net realizable value adjustments	$29.8	$23.6	26.3%	$60.2	$47.5	26.7%
Corporate general and administrative expenses	$11.3	$14.3	(21.0)%	$26.2	$29.0	(9.7)%
Depreciation and amortization expenses	$60.1	$47.8	25.7%	$123.7	$94.5	30.9%

Station production expenses.  Station production expenses increased $46.8 million during the second quarter of 2015 compared to the same period in 2014, of which $34.4 million related to acquired stations not included in the same period of 2014, net of dispositions.  Station production expenses increased $90.8 million million during the six months ended June 30, 2015 as compared to the same period in 2014, of which $66.7 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining increase for the three and six month periods month period is primarily due to an increase in compensation expense, an increase in production costs related to sports programming content, an increase in fees pursuant to network affiliation agreements, partially offset by a decrease in music license fees.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $20.2 million during the second quarter of 2015 compared to the same period in 2014, of which $16.3 million related to acquired stations not included in the same period of 2014, net of dispositions. Station selling, general and administrative expenses increased $40.2 million for the six months ended June 30, 2015 compared to the same period in 2014, of which $32.0 million related to acquired stations not included in the same period of 2014, net of dispositions.  The remaining increase for the three and six month periods month period is primarily due to an increase in compensation expense, increased insurance cost, an increase in digital interactive costs, and an increase in information technology infrastructure costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $6.2 million during the second quarter of 2015 compared to the same period in 2014, of which $2.2 million related to acquired stations not included in the same period of 2014, net of dispositions. The amortization of program contract costs increased $12.7 million during the six months ended June 30, 2015 compared to the same period in 2014, of which $4.4 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining increase for the three and six month periods is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $12.3 million during the second quarter of 2015 compared to the same period in 2014, of which $16.3 million related to acquired stations not included in the same period of 2014, net of dispositions. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $29.2 million during the six months ended June 30, 2015 compared to the same period in 2014, of which $33.3 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining decrease on stations owned prior to 2014, for both the three and six month periods is primarily due to assets becoming fully depreciated and amortized.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, Dielectric, LLC, a manufacturer of broadcast equipment, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $3.8 million to $21.5 million during the second quarter 2015 compared to $17.6 million during the same period in 2014.  For the six months ended June 30, 2015, revenues for our other operating divisions increased $8.7 million to $41.1 million compared to $32.4 million during the same period in 2014. Expenses of our other operating divisions including operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, increased $4.6 million to $22.0 million during the second quarter 2015 compared to $17.4 million during the same period in 2014.  For the six months ended June 30, 2015, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense, increased $9.1 million to $42.0 million compared to $32.9 million in 2014. The increases in both revenue and expenses for both the three and six months ended June 30, 2015 relate primarily to the increase in alarm monitoring revenue from purchases of recurring monthly revenue, an increase in residential lot sales of certain of our real estate ventures, and an increase in Dielectric sales volume.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations, within other operating divisions.  During the three months ended June 30, 2015, we recorded income of $1.4 million related to our real estate ventures and income of $0.6 million related to certain private investment funds.  For the six months ended June 30, 2015, we recorded income of $3.6 million related to our real estate ventures and income of $1.6 million related to certain private investment funds. During the three months ended June 30, 2014, we recorded a loss of less than $0.1 million related to our real estate ventures and income of $0.6 million related to certain private investment funds. During the six months ended June 30, 2014, we recorded a loss of $0.3 million related to our real estate ventures and income of $0.9 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended June 30,		Percent Change (Increase/(Decrease))	Six months ended June 30,		Percent Change (Increase/(Decrease))
	2015	2014		2015	2014
Corporate general and administrative expenses	$1.6	$1.1	45.5%	$2.5	$2.0	25.0%
Interest expense	$46.5	$39.1	18.9%	$92.1	$77.7	18.5%
Income tax provision	$(23.3)	$(23.1)	0.9%	$(39.8)	$(37.9)	5.0%
Research and development	$4.2	$1.6	162.5%	$6.8	$1.6	325.0%

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

Corporate general and administrative expenses combined decreased by $1.6 million and $1.5 million for the three and six months ended June 30, 2015, respectively, when compared to the same period in 2014. We expect corporate general and administrative expenses to decrease in the third quarter of 2015 compared to second quarter of 2015.

Interest expense.  Interest expense increased during the three and six months ended June 30, 2015, compared to the same period in 2014 primarily due to the issuance of $550.0 million of 5.625% Notes and incremental borrowings under our Bank Credit Agreement. The increase in interest expense was partially offset by a decrease in interest expense due to the redemption of 8.375% Notes during 2014. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three months ended June 30, 2015 including the effects of the noncontrolling interest was a provision of 33.8% as compared to a provision of 35.8% during the same period in 2014. The decrease in the effective tax rate for the three months ended June 30, 2015 as compared to the same period in 2014 is primarily due to 1) the 2014 rate including the activity of a former VIE that has since been deconsolidated from the financial statements, and 2) 2015 income tax benefit related to law changes in certain state tax jurisdictions.

The effective tax rate for the six months ended June 30, 2015 including the effects of the noncontrolling interest was a provision of 36.2% as compared to a provision of 35.6% during the same period in 2014. The increase in the effective tax rate for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to an unfavorable resolution of a state income tax position in 2015.

 Research and development expenses. In 2014, in response to the Advanced Television Systems Committee’s request for proposal for a “physical layer” of the next-generation broadcast TV standard that could in future years replace the current digital broadcasting systems used in the United States and around the world, we launched ONE Media LLC to develop a Next Generation Broadcast Platform (“NGBP”) to provide convergence of broadcasting with wireless broadband services. Research and development costs related to ONE Media, LLC were $4.2 million and $1.6 million for the three months ended June 30, 2015 and 2014, and $6.8 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had $64.6 million in cash and cash equivalent balances and net working capital of approximately $146.9 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of June 30, 2015, we had $482.9 million of borrowing capacity available on our revolving credit facility.

Effective April 30, 2015, we amended our Bank Credit Agreement to raise an additional $350.0 million in incremental term loan B commitments. The proceeds were used to pay down the outstanding balance on our revolving credit facility, and for general corporate purposes. See Note 5. Notes Payable and Commercial Bank Financing in our consolidated financial statements for further discussion.

During 2015, we repurchased 0.3 million shares of Class A Common Stock for $7.8 million.  The repurchase was completed using cash on hand.  As of June 30, 2015, we had $126.6 million remaining under our existing $300.0 million repurchase authorization.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net cash flows from operating activities	$66.4	$43.7	$178.0	$180.0

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(23.3)	$(14.7)	$(47.1)	$(26.6)
Investment in other operating divisions	(10.9)	(11.8)	(16.7)	(16.1)
Investments in equity and costs method investees	(34.9)	(4.0)	(37.8)	(6.2)
Distributions from equity and cost method investees	4.0	0.8	8.2	1.5
Proceeds from the termination of life insurance policies	—	—	—	17.1
Other	3.2	0.4	3.5	(1.0)
Net cash flows used in investing activities	$(61.9)	$(29.3)	$(89.9)	$(31.3)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$353.8	$96.9	$361.7	$102.7
Repayments of notes payable, commercial bank financing and capital leases	(335.4)	(14.7)	(360.5)	(21.1)
Dividends paid on Class A and Class B Common Stock	(15.8)	(14.6)	(31.5)	(29.3)
Repurchase of outstanding Class A Common Stock	—	—	(7.8)	(82.4)
Other	(0.3)	(4.2)	(3.1)	(3.1)
Net cash flows from (used) in financing activities	$2.3	$63.4	$(41.2)	$(33.2)

Operating Activities

Net cash flows from operating activities increased during the three months ended June 30, 2015 compared to the same period in 2014.  This change is primarily due to increased cash received from customers and decreased cash payments to vendors, partially offset by higher program payments, compared to the same period in 2014. The increase in cash received from customers and higher program payments is primarily related to stations acquired in the second half of 2014.

Net cash flows from operating activities decreased during the six months ended June 30, 2015 compared to the same period in 2014.  This change is primarily due to increased cash payments to vendors and higher program payments, partially offset by more cash received from customers, which is primarily related to stations acquired in the second half of 2014, compared to the same period in 2014. The increase in cash received from customers and higher program payments is primarily related to stations acquired in the second half of 2014.

Investing Activities

Net cash flows used in investing activities increased during the three months ended June 30, 2015 compared to the same period in 2014.  This increase is primarily due to higher capital expenditures of $8.6 million, and higher investment in equity and cost method investments of $30.6 million for the three months ended June 30, 2015, compared to the same period in 2014. This increase was partially offset by higher distributions from equity and cost method investments in 2015.

Net cash flows used in investing activities increased during the six months ended June 30, 2015 compared to the same period in 2014.  This increase is primarily due to higher capital expenditures of $20.4 million, and higher investment in equity and cost method investments of $31.3 million for the six months ended June 30, 2015, compared to the same period in 2014. We also received proceeds from life insurance policies totaling $17.1 million in the first quarter of 2014. This increase was partially offset by higher distributions from equity and cost method investments in 2015.

In the third quarter of 2015, we anticipate capital expenditures to decrease from the second quarter of 2015.

 Financing Activities

Net cash flows from financing activities decreased for the three months ended June 30, 2015, compared to the same period in 2014, due primarily to a decrease in proceeds from notes payable.

Net cash flows used in financing activities increased for the six months ended June 30, 2015, compared to the same period in 2014, due primarily to a decrease in proceeds from notes payable, partially offset by a decrease in Class A Common Stock repurchased during 2015.

In August 2015, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of June 30, 2015, there were no material changes to our contractual cash obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2015.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1
First Amendment to the Sixth Amended and Restated Credit Agreement and First Amendment to the Fourth Amended and Restated Security Agreement, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015).

10.2
Incremental Loan Amendment No. 1, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2015.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
First Amendment to the Sixth Amended and Restated Credit Agreement and First Amendment to the Fourth Amended and Restated Security Agreement, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015).

10.2
Incremental Loan Amendment No. 1, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015).

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