Form 10-Q
period 2015-09-30
SINCLAIR BROADCAST GROUP INC
filed 2015-11-06
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of October 30, 2015
Class A Common Stock	68,792,483
Class B Common Stock	25,928,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data) (Unaudited)

	As of September 30, 2015	As of December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,389	$17,682
Accounts receivable, net of allowance for doubtful accounts of $4,575 and $4,246, respectively	387,110	383,503
Current portion of program contract costs	120,598	88,198
Income taxes receivable	—	3,314
Prepaid expenses and other current assets	35,951	27,842
Deferred barter costs	9,201	5,626
Total current assets	672,249	526,165
PROGRAM CONTRACT COSTS, less current portion	23,533	38,531
PROPERTY AND EQUIPMENT, net	746,662	752,538
GOODWILL	1,951,428	1,964,553
BROADCAST LICENSES	133,174	135,075
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,763,693	1,818,263
OTHER ASSETS	189,708	175,203
Total assets (a)	$5,480,447	$5,410,328
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,683	$12,248
Accrued liabilities	265,787	248,600
Income taxes payable	3,295	—
Current portion of notes payable, capital leases and commercial bank financing	67,222	113,116
Current portion of notes and capital leases payable to affiliates	3,036	2,625
Current portion of program contracts payable	130,337	104,922
Deferred barter revenues	8,871	5,806
Deferred tax liabilities	6,689	6,689
Total current liabilities	491,920	494,006
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,804,877	3,754,822
Notes payable and capital leases to affiliates, less current portion	15,870	16,309
Program contracts payable, less current portion	60,313	60,605
Deferred tax liabilities	583,613	602,243
Other long-term liabilities	72,593	77,000
Total liabilities (a)	5,029,186	5,004,985
COMMITMENTS AND CONTINGENCIES (See Note 6)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 68,762,925 and 69,578,899 shares issued and outstanding, respectively	688	696
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 25,928,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	259
Additional paid-in capital	961,709	979,202
Accumulated deficit	(479,600)	(545,820)
Accumulated other comprehensive loss	(6,277)	(6,455)
Total Sinclair Broadcast Group shareholders’ equity	476,779	427,882
Noncontrolling interests	(25,518)	(22,539)
Total equity	451,261	405,343
Total liabilities and equity	$5,480,447	$5,410,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of September 30, 2015 and December 31, 2014 include total assets of variable interest entities (VIEs) of $162.3 million and $163.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of September 30, 2015 and December 31, 2014 include total liabilities of the VIEs of $39.6 million and $30.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Station broadcast revenues, net of agency commissions	$497,353	$448,056	$1,463,854	$1,226,088
Revenues realized from station barter arrangements	28,618	28,482	79,950	85,843
Other operating divisions revenues	22,433	18,418	63,542	50,809
Total revenues	548,404	494,956	1,607,346	1,362,740
OPERATING EXPENSES:
Station production expenses	186,449	150,263	538,552	411,605
Station selling, general and administrative expenses	105,196	97,303	309,884	261,823
Expenses recognized from station barter arrangements	23,105	24,764	66,898	75,769
Amortization of program contract costs and net realizable value adjustments	29,841	28,622	90,014	76,137
Other operating divisions expenses	17,705	14,919	50,194	41,697
Depreciation of property and equipment	25,476	25,342	75,938	74,972
Corporate general and administrative expenses	16,209	15,218	46,379	46,873
Amortization of definite-lived intangible assets	40,014	34,478	119,439	84,195
Research and development expenses	4,803	2,384	11,555	3,967
Total operating expenses	448,798	393,293	1,308,853	1,077,038
Operating income	99,606	101,663	298,493	285,702
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(48,566)	(47,950)	(142,878)	(127,609)
Income from equity and cost method investments	252	1,928	5,405	2,768
Other income, net	(48)	651	1,220	2,583
Total other expense, net	(48,362)	(45,371)	(136,253)	(122,258)
Income before income taxes	51,244	56,292	162,240	163,444
INCOME TAX PROVISION	(7,210)	(7,524)	(46,971)	(45,418)
NET INCOME	44,034	48,768	115,269	118,026
Net income attributable to the noncontrolling interests	(779)	(427)	(1,945)	(1,192)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$43,255	$48,341	$113,324	$116,834
Dividends declared per share	$0.165	$0.165	$0.495	$0.465
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.46	$0.50	$1.19	$1.20
Diluted earnings per share	$0.45	$0.49	$1.18	$1.19
Weighted average common shares outstanding	95,002	97,154	95,146	97,712
Weighted average common and common equivalent shares outstanding	95,692	97,896	95,837	98,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$44,034	$48,768	$115,269	$118,026
Amortization of net periodic pension benefit costs, net of taxes	10	41	178	121
Unrealized gain(loss) on investments, net of taxes	—	(319)	—	285
Comprehensive income	44,044	48,490	115,447	118,432
Comprehensive income attributable to the noncontrolling interests	(779)	(427)	(1,945)	(1,192)
Comprehensive income attributable to Sinclair Broadcast Group	$43,265	$48,063	$113,502	$117,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2013	74,145,569	$741	26,028,357	$260	$1,094,918	$(696,996)	$(2,553)	$9,334	$405,704
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(45,322)	—	—	(45,322)
Class B Common Stock converted into Class A Common Stock	50,000	—	(50,000)	—	—	—	—	—	—
Repurchases of Class A Common Stock	(3,914,506)	(38)	—	—	(108,438)	—	—	—	(108,476)
Class A Common Stock issued pursuant to employee benefit plans	185,590	2	—	—	9,550	—	—	—	9,552
Tax benefit on share based awards	—	—	—	—	1,399	—	—	—	1,399
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,046)	(3,046)
Deconsolidation of variable interest equity	—	—	—	—	4,518	—	(546)	(27,772)	(23,800)
Other comprehensive income	—	—	—	—	—	—	406	—	406
Net income	—	—	—	—	—	116,834	—	1,192	118,026
BALANCE, September 30, 2014	70,466,653	$705	25,978,357	$260	$1,001,947	$(625,484)	$(2,693)	$(20,292)	$354,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2014	69,578,899	$696	25,928,357	$259	$979,202	$(545,820)	$(6,455)	$(22,539)	$405,343
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(47,104)	—	—	(47,104)
Repurchases of Class A Common Stock	(1,107,887)	(11)	—	—	(28,812)	—	—	—	(28,823)
Class A Common Stock issued pursuant to employee benefit plans	291,911	3	—	—	10,616	—	—	—	10,619
Tax benefit on share based awards	—	—	—	—	703	—	—	—	703
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(6,655)	(6,655)
Other comprehensive income	—	—	—	—	—	—	178	—	178
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	1,731	1,731
Net income	—	—	—	—	—	113,324	—	1,945	115,269
BALANCE, September 30, 2015	68,762,923	$688	25,928,357	$259	$961,709	$(479,600)	$(6,277)	$(25,518)	$451,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$115,269	$118,026
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	75,938	74,972
Amortization of definite-lived intangible and other assets	119,439	84,195
Amortization of program contract costs and net realizable value adjustments	90,014	76,137
Stock-based compensation expense	14,778	11,433
Deferred tax benefit	(19,623)	(23,214)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	563	17,376
Increase in prepaid expenses and other current assets	(11,643)	(13,570)
Increase in accounts payable and accrued liabilities	5,895	76,381
Net change in net income taxes payable/receivable	5,623	21,569
Payments on program contracts payable	(82,594)	(69,505)
Real estate held for development and sale	(5,540)	(12,645)
Other, net	3,369	(2,758)
Net cash flows from operating activities	311,488	358,397

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(72,476)	(58,151)
Payments for acquisition of television stations	(15,514)	(1,071,428)
Payments for acquisition of assets in other operating divisions	—	(8,273)
Purchase of alarm monitoring contracts	(31,340)	(15,647)
Proceeds from sale of broadcast assets	23,650	83,200
Increase in restricted cash	—	(92,583)
Distributions from equity and cost method investees	9,972	3,044
Investments in equity and cost method investees	(43,068)	(7,958)
Proceeds from termination of life insurance policies	—	17,042
Other, net	1,243	3,892
Net cash flows used in investing activities	(127,533)	(1,146,862)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	379,481	1,061,490
Repayments of notes payable, commercial bank financing and capital leases	(375,104)	(286,417)
Dividends paid on Class A and Class B Common Stock	(47,104)	(45,322)
Repurchase of outstanding Class A Common Stock	(28,823)	(108,438)
Payments for deferred financing cost	(3,847)	(15,010)
Noncontrolling interests distributions	(6,655)	(4,294)
Other, net	(196)	5,702
Net cash flows used in financing activities	(82,248)	607,711
NET INCREASE IN CASH AND CASH EQUIVALENTS	101,707	(180,754)
CASH AND CASH EQUIVALENTS, beginning of period	17,682	280,104
CASH AND CASH EQUIVALENTS, end of period	$119,389	$99,350

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase, the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of September 30, 2015 and December 31, 2014, we have concluded that 37 of these licensees are VIEs.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 8. Related Party Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $71.0 million and $68.9 million for the three months ended September 30, 2015 and 2014, respectively. The net revenues of the stations which we consolidate were $207.6 million and $207.2 million for the nine months ended September 30, 2015 and 2014, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements within Note 6. Commitments and Contingencies for discussion of recent changes in FCC rules related to JSAs.

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

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$491
Accounts receivable	19,952	19,521
Current portion of program contract costs	16,776	9,544
Prepaid expenses and other current assets	395	297
Total current assets	37,613	29,853

PROGRAM CONTRACT COSTS, less current portion	5,544	6,922
PROPERTY AND EQUIPMENT, net	8,238	9,716
GOODWILL	787	787
BROADCAST LICENSES	16,935	16,935
DEFINITE-LIVED INTANGIBLE ASSETS, net	86,274	96,732
OTHER ASSETS	6,924	2,376
Total assets	$162,315	$163,321

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$26	$68
Accrued liabilities	1,277	1,297
Current portion of notes payable, capital leases and commercial bank financing	3,680	3,659
Current portion of program contracts payable	15,904	9,714
Total current liabilities	20,887	14,738

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	25,458	28,640
Program contracts payable, less current portion	12,757	10,161
Long term liabilities	9,652	8,739
Total liabilities	$68,754	$62,278

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The cumulative payments made under these LMAs that were treated as a prepayment of purchase price as of September 30, 2015 and December 31, 2014, which are excluded from liabilities above, were $36.8 million and $34.4 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.6 million for September 30, 2015 and December 31, 2014.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $76.1 million and $78.1 million as of September 30, 2015 and December 31, 2014, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of September 30, 2015 and December 31, 2014 was $18.9 million and $22.7 million, respectively, which are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.7 million and $6.5 million for the three and nine months ended September 30, 2015, and income of $2.2 million and $3.1 million for the three and nine months ended September 30, 2014, respectively, related to these investments.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The new standard was to be effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB decided to defer the effective date by one year to the annual reporting period beginning after December 15, 2017, however, early adoption as of the original effective date will be permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our financial statements.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of this new guidance on our financial statements.

In February 2015, the FASB issued new guidance that amends the current consolidation guidance on the determination of whether an entity is a variable interest entity.  This new standard is effective for the interim and annual periods beginning after December 15, 2016.  Early adoption is allowed, including in any interim period.  We are currently evaluating the impact of this new guidance on our financial statements.

In April 2015, the FASB issued guidance related to the presentation of debt issuance costs in the balance sheet. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. The new standard is effective for the annual reporting periods beginning after December 15, 2015 with early adoption permitted, and is required to be applied retrospectively. We applied the change in accounting as of June 30, 2015 with retrospective application to prior periods. As such, within our consolidated balance sheet as of December 31, 2014, we have decreased the amounts previously reported as other assets and notes payable, capital leases and commercial bank financing, less current portion by $41.8 million. The change in accounting principle does not have an impact on our statements of operations or cash flows.

In September 2015, the FASB issued guidance on the recognition of measurement period adjustments in connection with business combinations. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments and now requires the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The new standard also requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. We have early adopted this guidance effective September 30, 2015. We made certain immaterial measurement period adjustments related to prior period acquisitions during the three months ended September 30, 2015. See Note 2. Acquisitions for more information. The impact of the adoption did not have a material impact on our financial statements.

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

Post-retirement Benefits

We are required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated financial statements.  The pension liability, representing the underfunded status of our defined benefit pension plan, was $4.7 million as of September 30, 2015 and December 31, 2014, which is included within other long-term liabilities within our consolidated balance sheet.  We have received regulatory approval to fully settle the benefit obligations and terminate the plan in the fourth quarter of 2015.  The accounting for the full settlement of the plan obligations is expected to be recorded in the fourth quarter of 2015, when we are fully relieved of our benefit obligation via lump sum distributions and/or the purchase of annuity contracts.  Upon final settlement, we expect to record $5.8 million of pension expense, which includes the recognition of $3.4 million of unamortized actuarial losses currently recorded in accumulated other comprehensive income.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the nine months ended September 30, 2015 and 2014 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and nine months ended September 30, 2015 was less than the statutory rate primarily due to 1) a reduction in liability for unrecognized tax benefits of $5.7 million, in the third quarter, as a result of statute of limitations expiration and 2) a $3.3 million adjustment to the income tax provision upon finalization of the 2014 federal income tax return, primarily related to greater than originally projected available income tax deductions and credits. Our effective income tax rate for the three and nine months ended September 30, 2014 was less than the statutory rate primarily due to a reduction in liability for unrecognized tax benefits of $11.0 million, in the third quarter, as a result of statute of limitations expiration.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $1.3 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities. During the three months ended December 31, 2015, we expect to record a deferred tax benefit of approximately $13 million related to the realization of capital losses upon the sale of stock of a subsidiary during the fourth quarter of 2015.

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008.  On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the nine months ended September 30, 2015, we have purchased approximately 1.1 million shares for $28.8 million. For the three months ended September 30, 2015, we purchased 0.8 million shares for $21.0 million. As of September 30, 2015, the total remaining authorization was $105.5 million.

Reclassificiations

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS:

During 2015, we acquired one television station in Chattanooga, TN for a cash purchase price of $15.5 million, which was financed with cash on hand. During 2014, we acquired a total of 21 stations in 15 markets for a purchase price of $1,434.5 million plus working capital of $47.2 million. All of these acquisitions provide expansion into additional markets and increases value based on the synergies we are achieving.

2014 Acquisitions

Allbritton.  Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (together the “Allbritton Companies”) for $985.0 million plus working capital of $50.1 million.  The Allbritton Companies owned and operated nine television stations in the following seven markets, all of which were affiliated with ABC: Washington, DC; Birmingham, AL; Harrisburg, PA; Little Rock / Pine Bluff, AR; Tulsa, OK; Roanoke / Lynchburg, VA; and Charleston, SC. Also included in the purchase was NewsChannel 8, a 24-hour cable/satellite news network covering the Washington, D.C. metropolitan area.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand. In connection with the acquisition, we sold the acquired assets related to the Harrisburg, PA station effective September 1, 2014.  See Note 3. Disposition of Assets for further discussion.

MEG Stations.  Effective December 19, 2014, we completed the acquisition of four television stations in three markets from Media General, Inc. (MEG Stations) for a purchase price of $207.5 million less working capital of $1.6 million.  The acquired stations are located in the following markets: Providence, RI / New Bedford, MA; Green Bay / Appleton, WI; and Savannah, GA. Simultaneously, we sold to Media General, our television stations in Tampa, FL and Colorado Springs, CO.  See Note 3. Disposition of Assets for further discussion.  We financed the purchase price, net of the proceeds received from the sale of those stations, with borrowings under our revolving credit facility.

KSNV.  Effective November 1, 2014, we completed the acquisition of certain assets of KSNV (NBC) in Las Vegas, NV from Intermountain West Communications Company (Intermountain West) for $118.5 million less working capital of $0.2 million.  In conjunction with the purchase, we assumed the rights under the affiliation agreement with NBC and swapped our KVMY call letters for the KSNV call letters with Intermountain West.  We financed the total purchase price with cash on hand and borrowings under our revolving credit facility.

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

The following tables summarize the allocated fair value of acquired assets and assumed liabilities, including the net assets of consolidated VIEs (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Accounts receivable	$—	$—	$38,542	$—	$38,542
Prepaid expenses and other current assets	476	67	19,890	79	20,512
Program contract costs	1,954	482	1,204	2,561	6,201
Property and equipment	23,462	8,300	46,600	8,400	86,762
Broadcast licenses	675	—	13,700	125	14,500
Definite-lived intangible assets	125,925	62,700	564,100	71,025	823,750
Other assets	—	—	20,352	1,500	21,852
Assets held for sale	—	—	83,200	—	83,200
Accounts payable and accrued liabilities	(2,085)	(277)	(8,351)	(1,143)	(11,856)
Program contracts payable	(1,914)	(481)	(1,140)	(2,554)	(6,089)
Deferred tax liability	—	—	(261,291)	—	(261,291)
Other long term liabilities	—	(1,200)	(17,263)	—	(18,463)
Fair value of identifiable net assets acquired	148,493	69,591	499,543	79,993	797,620
Goodwill	57,398	48,699	535,694	42,443	684,234
Total	$205,891	$118,290	$1,035,237	$122,436	$1,481,854

The allocations presented above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The purchase prices have been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocations related to the MEG Stations, KSNV, and Other acquisitions are preliminary pending a final determination of the fair values of the assets and liabilities.

During the nine months ended September 30, 2015, we made certain immaterial measurement period adjustments to the initial purchase accounting for the acquisitions in 2014, resulting in reclassifications between certain noncurrent assets and noncurrent liabilities, including a decrease to property and equipment of approximately $12.5 million, a decrease to broadcast licenses of $3.5 million, an increase to definite-lived intangible assets of $33.7 million, and a decrease to goodwill of $17.6 million, as well as a corresponding decrease to depreciation of $0.6 million and an increase to amortization of $0.3 million, respectively.

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

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Network affiliations	$56,925	$44,775	$356,900	$42,625	$501,225
Customer relationships	46,500	17,925	207,200	27,400	299,025
Other intangible assets	22,500	—	—	1,000	23,500
Fair value of identifiable definite-lived intangible assets acquired	$125,925	$62,700	$564,100	$71,025	$823,750
Estimated goodwill deductible for tax purposes	$57,398	$48,699	$—	$42,443	$148,540

In connection with the acquisitions, for the nine months ended September 30, 2014, we incurred a total of $4.4 million, of costs primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three and nine months ended September 30, 2014, assuming that the above acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude acquisitions presented under Other above, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Total revenues	$526,587	$1,527,507
Net Income	$37,081	$97,909
Net Income attributable to Sinclair Broadcast Group	$36,654	$96,717
Basic earnings per share attributable to Sinclair Broadcast Group	$0.38	$0.99
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.37	$0.98

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

Concurrent with the acquisition of the Allbritton companies discussed in Note 2. Acquisitions, due to FCC multiple ownership rules, we sold WHTM (ABC) in Harrisburg/Lancaster/York, PA to Media General in September 2014 for $83.4 million, less working capital of $0.2 million and the non-license assets of WTAT (FOX) in Charleston, SC to Cunningham for $14.0 million, effective August 1, 2014.  WHTM was acquired from the Allbritton companies and assets of WHTM were classified as assets held for sale in the Allbritton purchase price allocation.  We did not recognize a gain or loss on this transaction. Prior to the sale of WTAT, we operated the station under an LMA and purchase agreement with Cunningham.  This sale was accounted for as a transaction between parties under common control.  See Note 8. Related Party Transactions for further discussion.

Assets Held for Sale

In accordance with Financial Accounting Standards Board’s (FASB) guidance on reporting assets held for sale, we reported our assets and liabilities related to Triangle Sign & Service, LLC (Triangle) as held for sale in the accompanying consolidated balance sheet as of December 31, 2014. It is no longer our intent to divest of Triangle and therefore the assets and liabilities are not classified as held for sale as of September 30, 2015. The results of operations related to Triangle are included within the results of continuing operations as the criteria for classification as discontinued operations was not met.

As of December 31, 2014, the major classes of assets and liabilities of the asset group accounted for as held for sale on the accompanying consolidated balance sheet which are included in Prepaid expenses and other current assets, Other Assets, and Accrued liabilities, respectively, are shown below (in thousands):

December 31, 2014
Assets:
Accounts receivable	$5,101
Prepaid expenses and other current assets	1,403
Total current assets held for sale	6,504

Property and equipment (a)	1,036
Goodwill	2,975
Definite-lived intangible assets	2,962
Total noncurrent assets held for sale	$6,973
Total assets held for sale	$13,477
Liabilities:
Accounts payable	$1,096
Accrued liabilities	1,360
Current portion of notes payable, capital leases and commercial bank financing	21
Total liabilities held for sale	$2,477

(a)    Excluded from the above is $1.8 million in held for sale assets as of December 31, 2014 related to certain real estate assets within our broadcast segment. Due to the this amount being immaterial to the consolidated financial statements, the amount is classified in Other Assets in the consolidated balance sheet as of December 31, 2014.

4.      GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $1,951.4 million and $1,964.6 million at September 30, 2015 and December 31, 2014, respectively.  The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other Operating Divisions	Consolidated
Balance at December 31, 2014
Goodwill	$2,377,613	$513	$2,378,126
Accumulated impairment losses	(413,573)	—	(413,573)
	1,964,040	513	1,964,553
Acquisition of television stations	1,514	—	1,514
Measurement period adjustments related to 2014 acquisitions	(17,614)	—	(17,614)
Change in assets held for sale (a)	—	2,975	2,975
Balance at September 30, 2015
Goodwill	2,361,513	3,488	2,365,001
Accumulated impairment losses	(413,573)	—	(413,573)
	$1,947,940	$3,488	$1,951,428

(a)     During the nine months ended September 30, 2015, we concluded that the assets of Triangle were no longer classified as assets held for sale. See Note 3. Disposition of Assets for further discussion.

As of September 30, 2015 and December 31, 2014, the carrying amount of our broadcast licenses was as follows (in thousands):

September 30, 2015
Balance at December 31, 2014	$135,075
Acquisition of television stations	1,684
Sale of broadcast assets	(75)
Measurement period adjustments related to 2014 acquisitions	(3,510)
Balance at September 30, 2015	$133,174

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in thousands):

	As of September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,400,316	$(325,111)	$1,075,205
Customer relationships (a)	759,818	(212,292)	547,526
Other (b)	218,680	(77,718)	140,962
Total	$2,378,814	$(615,121)	$1,763,693

	As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,396,792	$(257,526)	$1,139,266
Customer relationships (a)	749,292	(177,453)	571,839
Other (b)	174,442	(67,284)	107,158
Total	$2,320,526	$(502,263)	$1,818,263

(a)    Changes between the gross carrying value from December 31, 2014 to September 30, 2015, relate to the acquisition of stations in 2015 and measurement period adjustments related to 2014 acquisitions as discussed in Note 2. Acquisitions.

(b)    The increase in other intangible assets includes $31.3 million in additions from other operating divisions in 2015, and measurement period adjustments as discussed in Note 2. Acquisitions.

We did not have any indicators of impairment for goodwill, broadcast licenses, definite-lived intangibles, or other long-lived assets in any interim period during the nine months ended September 30, 2015.

5.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

As of September 30, 2015, we had $321.1 million and $1,367.4 million outstanding under our term loan A and term loan B, net of $1.7 million and $15.8 million deferred financing costs and debt discounts, respectively. As discussed under Recent Accounting Pronouncements in Note 1. Summary of Significant Accounting Policies, we early adopted the FASB issued guidance related to the presentation of debt issuance costs in the balance sheet. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset.

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
As of September 30, 2015, we had $482.9 million borrowing capacity under our revolving credit facility. We incurred $3.6 million of financing costs in connection with the amendment which are presented net of the carrying value of the debt in the consolidated balance sheet.

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

Changes in the Rules of Television Ownership and Joint Sale Agreements

On March 12, 2014, the FCC issued a public notice on the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any broadcast assignment or transfer application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.  In addition, on April 15, 2014, the FCC issued an order amending its multiple ownership rules to provide that, where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the ad time per week of the other station, the party selling such ad time shall be treated as if it had an attributable ownership interest in the second station.  The imputed ownership interest would be evaluated to determine whether it complies with the FCC’s ownership rules that limit the number of stations in which parties may hold attributable interests.  The amended rule also requires that every JSA contain certain certifications that the licensee maintains ultimate control of the station subject to such contract, that such JSAs be filed with the Commission and made available for public review, and that JSAs that existed on the effective date of the new rule have two years to be terminated, amended or otherwise come into compliance with the new rules.  The new rule is the subject of an appeal to the United States Court of Appeals for the District of Columbia Circuit. Under the Satellite Television Extension and Localism Act Reauthorization (STELAR), which became law on December 4, 2014, Congress extended the period of time for parties to preexisting JSAs to come into compliance with the new rules for an additional six months, until December 19, 2016.   A bill has been introduced into Congress proposing to permanently grandfather preexisting JSAs, but we cannot predict its likelihood of enactment.  We cannot predict the outcome of that appeal. Among other things, the new JSA rule could limit our ability to create duopolies or other two-station operations in certain markets.  We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSAs. We cannot predict whether we will be able to terminate or restructure such arrangements on terms that are as advantageous to us as the current arrangements.  The revenues of these JSA arrangements we earned were $11.5 million and $11.7 million for the three months ended September 30, 2015 and 2014 and $34.2 million and $33.8 million for the nine months ended September 30, 2015 and 2014, respectively.

7.              EARNINGS PER SHARE

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (Numerator)
Net Income	$44,034	$48,768	$115,269	$118,026
Net (income) loss attributable to noncontrolling interests	(779)	(427)	(1,945)	(1,192)
Numerator for diluted earnings per common share available to common shareholders	$43,255	$48,341	$113,324	$116,834

Shares (Denominator)
Weighted-average common shares outstanding	95,002	97,154	95,146	97,712
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	690	742	691	702
Weighted-average common and common equivalent shares outstanding	95,692	97,896	95,837	98,414

There were 0.2 million anti-dilutive shares for the three and nine months ended September 30, 2015, and no anti-dilutive shares for the three and nine months ended September 30, 2014.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million for both the three months ended September 30, 2015 and 2014, and $3.9 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively.

In September 2015, we were granted authority by the Federal Communications Commission (FCC) to operate an experimental facility in Washington D.C. and Baltimore markets to implement a Single Frequency Network (SFN) using the base elements of the new ATSC 3.0 transmission standard.  In conjunction with this experimental facility, Cunningham Communications, Inc. will be providing tower space without charge.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders.  We incurred expenses of $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2014, and $1.0 million for both the nine months ended September 30, 2015 and 2014, respectively.

Cunningham Broadcasting Corporation

As of September 30, 2015, Cunningham was the owner-operator and FCC licensee of WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations), as well as WTAT-TV Charleston, South Carolina, and WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a mother of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  During the second quarter of 2014, Cunningham purchased the remaining amount of non-voting stock from the controlling shareholders for an aggregate purchase price of $2.0 million.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We also had options from the trusts, which granted us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham, up until September 30, 2014, when these options were terminated. As discussed under Variable Interest Entities in Note 1. Summary of Significant Accounting Policies, during the third quarter of 2014, we deconsolidated Cunningham Broadcasting Corporation as we determined it was no longer a VIE.  We continue to consolidate certain of its subsidiaries with which we continue to have variable interests through various arrangements related to the Cunningham Stations discussed further below.

As of September 30, 2015, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the
Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham.  Our applications to acquire these license related assets are pending FCC approval.  The LMA and purchase agreement with WTAT-TV was terminated concurrent with Cunningham’s purchase of the non-license assets of this station from us for $14.0 million effective August 1, 2014.  We no longer have any continuing involvement in the operations of this station.

Pursuant to the terms of the LMAs, options and other agreements, beginning on January 1, 2013, we were obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million. The aggregate purchase price of the television stations, which was originally $78.5 million pursuant to certain acquisition or merger agreements subject to 6% annual increases, was decreased by each payment made by us to Cunningham, through 2012, of $29.1 million in the aggregate. Additionally, we reimburse these Cunningham LMA Stations for 100% of their operating costs. In July 2014, concurrent with the termination of the LMA with WTAT-TV, the total LMA fee for the remaining Cunningham LMA Stations was reduced by $4.7 million to remove the fee associated with WTAT-TV.  The remaining aggregate purchase price of these stations, excluding WTAT-TV, as of September 30, 2015 was approximately $53.6 million.

We made payments to Cunningham under our LMAs with these stations of $2.1 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $7.8 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, Cunningham LMA Stations provided us with approximately $23.8 million and $26.0 million, respectively, and approximately $69.1 million and $82.4 million for the nine months ended September 30, 2015 and 2014, respectively, of total revenue.

Cunningham owns the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. Additionally, we have provided a guarantee on the bank debt of these licensees of $2.8 million as of September 30, 2015. Under these arrangements, we earned $1.5 million and $0.9 million from the services we performed for these stations for the three months ended September 30, 2015 and 2014, respectively, and $4.2 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to these stations include $2.0 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $5.7 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Atlantic Automotive Corporation

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, in August 2011, Atlantic Automotive entered into an office lease agreement with Towson City Center, LLC (Towson City Center), a subsidiary of one of our real estate ventures. Atlantic Automotive paid $0.3 million in rent during the both three months ended September 30, 2015 and 2014, and $0.9 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, and $0.5 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.1 million in rent pursuant to the lease for both the three months ended September 30, 2015 and 2014, and $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Payments for services provided by these three restaurants to us was less than $0.1 million for both the three and nine months ended September 30, 2015 and 2014.

9.              SEGMENT DATA

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 79 markets located throughout the continental United States. Our other operating divisions primarily consist of sign design and fabrication; regional security alarm operating and bulk acquisitions; manufacturing and service of broadcast antennas; service of broadcast transmitters; real estate ventures; and other private equity investments. All of our other operating divisions are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other Operating Divisions and Corporate are not reportable segments but are included for reconciliation purposes.  We had approximately $226.0 million and $172.3 million of intercompany loans between the broadcast segment, other operating divisions and corporate as of September 30, 2015 and 2014, respectively.  We had $6.1 million and $5.3 million in intercompany interest expense related to intercompany loans between the broadcast segment, other operating divisions and corporate for the three months ended September 30, 2015 and 2014, respectively. We had $16.9 million and $15.3 million in intercompany interest expense for the nine months ended September 30, 2015 and 2014, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended September 30, 2015	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$525,970	$22,434	$—	$548,404
Depreciation of property and equipment	24,531	666	279	25,476
Amortization of definite-lived intangible assets and other assets	37,601	2,413	—	40,014
Amortization of program contract costs and net realizable value adjustments	29,841	—	—	29,841
General and administrative overhead expenses	13,880	943	1,386	16,209
Operating income (loss)	105,353	720	(6,467)	99,606
Interest expense	—	1,305	47,261	48,566
Income from equity and cost method investments	—	252	—	252
Assets	4,918,943	399,546	161,958	5,480,447

For the three months ended September 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$476,538	$18,418	$—	$494,956
Depreciation of property and equipment	24,516	559	267	25,342
Amortization of definite-lived intangible assets and other assets	32,724	1,754	—	34,478
Amortization of program contract costs and net realizable value adjustments	28,622	—	—	28,622
General and administrative overhead expenses	13,790	68	1,360	15,218
Operating income (loss)	104,776	897	(4,010)	101,663
Interest expense	—	1,036	46,914	47,950
Income from equity and cost method investments	—	1,928	—	1,928

For the nine months ended September 30, 2015	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,543,804	$63,542	$—	$1,607,346
Depreciation of property and equipment	73,056	2,045	837	75,938
Amortization of definite-lived intangible assets and other assets	112,724	6,715	—	119,439
Amortization of program contract costs and net realizable value adjustments	90,014	—	—	90,014
General and administrative overhead expenses	40,036	2,468	3,875	46,379
Operating income (loss)	312,726	2,105	(16,338)	298,493
Interest expense	—	3,541	139,337	142,878
Income from equity and cost method investments	—	5,405	—	5,405

For the nine months ended September 30, 2014	Broadcast	Other Operating Divisions	Corporate	Consolidated
Revenue	$1,311,931	$50,809	$—	$1,362,740
Depreciation of property and equipment	72,455	1,716	801	74,972
Amortization of definite-lived intangible assets and other assets	79,238	4,957	—	84,195
Amortization of program contract costs and net realizable value adjustments	76,137	—	—	76,137
General and administrative overhead expenses	41,189	736	4,948	46,873
Operating income (loss)	293,942	1,476	(9,716)	285,702
Interest expense	—	2,986	124,623	127,609
Income from equity and cost method investments	—	2,768	—	2,768

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
6.375% Senior Unsecured Notes due 2021	$350,000	$351,792	$350,000	$355,800
6.125% Senior Unsecured Notes due 2022	500,000	500,510	500,000	503,475
5.625% Senior Unsecured Notes due 2024	550,000	511,500	550,000	532,813
5.375% Senior Unsecured Notes due 2021	600,000	576,066	600,000	595,068
Term Loan A	322,808	320,387	348,073	341,982
Term Loan B	1,379,299	1,365,467	1,035,883	1,029,997
Revolving credit facility	—	—	338,000	338,000
Debt of variable interest entities	27,553	27,553	30,167	30,167
Debt of other operating divisions	147,773	147,773	118,822	118,822

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, and 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of September 30, 2015, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, and 6.375% Notes. As of September 30, 2015, our consolidated total debt, net of deferred financing costs and debt discounts, of $3,891.0 million included $3,739.6 million related to STG and its subsidiaries of which SBG guaranteed $3,689.8 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$97,996	$259	$21,134	$—	$119,389
Accounts and other receivables	—	—	358,831	30,119	(1,840)	387,110
Other current assets	3,389	4,427	133,404	29,021	(4,491)	165,750
Total current assets	3,389	102,423	492,494	80,274	(6,331)	672,249

Property and equipment, net	3,168	21,815	558,045	171,961	(8,327)	746,662

Investment in consolidated subsidiaries	445,261	3,448,508	4,179	—	(3,897,948)	—
Goodwill	—	—	1,947,153	4,275	—	1,951,428
Broadcast licenses	—	—	116,239	16,935	—	133,174
Definite-lived intangible assets	—	—	1,618,218	206,671	(61,196)	1,763,693
Other long-term assets	57,036	641,820	113,984	155,148	(754,747)	213,241
Total assets	$508,854	$4,214,566	$4,850,312	$635,264	$(4,728,549)	$5,480,447

Accounts payable and accrued liabilities	$165	$56,461	$192,444	$28,131	$(4,731)	$272,470
Current portion of long-term debt	55	55,344	1,525	10,298	—	67,222
Current portion of affiliate long-term debt	1,603	—	1,238	1,320	(1,125)	3,036
Other current liabilities	1,208	—	133,383	16,086	(1,485)	149,192
Total current liabilities	3,031	111,805	328,590	55,835	(7,341)	491,920

Long-term debt	—	3,607,345	33,179	164,353	—	3,804,877
Affiliate long-term debt	2,284	—	11,779	360,036	(358,229)	15,870
Other liabilities	26,760	30,122	1,043,471	173,657	(557,491)	716,519
Total liabilities	32,075	3,749,272	1,417,019	753,881	(923,061)	5,029,186

Total Sinclair Broadcast Group equity (deficit)	476,779	465,294	3,433,293	(88,965)	(3,809,622)	476,779
Noncontrolling interests in consolidated subsidiaries	—	—	—	(29,652)	4,134	(25,518)
Total liabilities and equity (deficit)	$508,854	$4,214,566	$4,850,312	$635,264	$(4,728,549)	$5,480,447

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$3,394	$1,749	$12,539	$—	$17,682
Accounts and other receivables	—	164	359,486	25,111	(1,258)	383,503
Other current assets	5,741	12,996	98,751	19,225	(11,733)	124,980
Total current assets	5,741	16,554	459,986	56,875	(12,991)	526,165

Property and equipment, net	3,949	17,554	569,372	168,762	(7,099)	752,538

Investment in consolidated subsidiaries	395,225	3,585,037	3,978	—	(3,984,240)	—
Goodwill	—	—	1,963,254	1,299	—	1,964,553
Broadcast Licenses	—	—	118,115	16,960	—	135,075
Definite-lived intangible assets	—	—	1,698,919	184,441	(65,097)	1,818,263
Other long-term assets	65,988	555,877	134,454	128,247	(670,832)	213,734
Total assets	$470,903	$4,175,022	$4,948,078	$556,584	$(4,740,259)	$5,410,328

Accounts payable and accrued liabilities	$541	$46,083	$201,102	$26,802	$(13,680)	$260,848
Current portion of long-term debt	529	42,953	1,302	68,332	—	113,116
Current portion of affiliate long-term debt	1,464	—	1,182	1,026	(1,047)	2,625
Other current liabilities	1,208	—	107,867	9,749	(1,407)	117,417
Total current liabilities	3,742	89,036	311,453	105,909	(16,134)	494,006

Long-term debt	—	3,638,286	34,338	82,198	—	3,754,822
Affiliate long-term debt	3,508	—	12,802	319,901	(319,902)	16,309
Other liabilities	35,771	28,856	1,003,213	169,935	(497,927)	739,848
Total liabilities	43,021	3,756,178	1,361,806	677,943	(833,963)	5,004,985

Total Sinclair Broadcast Group equity (deficit)	427,882	418,844	3,586,272	(94,632)	(3,910,484)	427,882
Noncontrolling interests in consolidated subsidiaries	—	—	—	(26,727)	4,188	(22,539)
Total liabilities and equity (deficit)	$470,903	$4,175,022	$4,948,078	$556,584	$(4,740,259)	$5,410,328

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$515,097	$53,845	$(20,538)	$548,404

Program and production	—	—	185,371	19,548	(18,470)	186,449
Selling, general and administrative	930	14,386	102,730	3,392	(33)	121,405
Depreciation, amortization and other operating expenses	266	1,040	105,681	35,487	(1,530)	140,944
Total operating expenses	1,196	15,426	393,782	58,427	(20,033)	448,798

Operating (loss) income	(1,196)	(15,426)	121,315	(4,582)	(505)	99,606

Equity in earnings of consolidated subsidiaries	43,480	88,687	100	—	(132,267)	—
Interest expense	(93)	(45,784)	(1,140)	(7,721)	6,172	(48,566)
Other income (expense)	957	(407)	3	(349)	—	204
Total other income (expense)	44,344	42,496	(1,037)	(8,070)	(126,095)	(48,362)

Income tax benefit (provision)	107	20,235	(30,126)	2,574	—	(7,210)
Net income (loss)	43,255	47,305	90,152	(10,078)	(126,600)	44,034
Net income attributable to the noncontrolling interests	—	—	—	(799)	20	(779)
Net income (loss) attributable to Sinclair Broadcast Group	$43,255	$47,305	$90,152	$(10,877)	$(126,580)	$43,255
Comprehensive income (loss)	$44,044	$47,315	$90,152	$(10,078)	$(127,389)	$44,044

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$466,786	$47,747	$(19,577)	$494,956

Program and production	—	84	149,488	19,095	(18,404)	150,263
Selling, general and administrative	1,129	13,474	94,829	3,589	(500)	112,521
Depreciation, amortization and other operating expenses	267	1,187	103,969	25,393	(307)	130,509
Total operating expenses	1,396	14,745	348,286	48,077	(19,211)	393,293

Operating (loss) income	(1,396)	(14,745)	118,500	(330)	(366)	101,663

Equity in earnings of consolidated subsidiaries	47,744	84,122	—	—	(131,866)	—
Interest expense	(138)	(44,986)	(1,209)	(7,119)	5,502	(47,950)
Other income (expense)	2,449	(100)	5	248	(23)	2,579
Total other income (expense)	50,055	39,036	(1,204)	(6,871)	(126,387)	(45,371)

Income tax benefit (provision)	(318)	21,961	(31,678)	2,511	—	(7,524)
Net income (loss)	48,341	46,252	85,618	(4,690)	(126,753)	48,768
Net income attributable to the noncontrolling interests	—	—	—	(447)	20	(427)
Net income (loss) attributable to Sinclair Broadcast Group	$48,341	$46,252	$85,618	$(5,137)	$(126,733)	$48,341
Comprehensive income (loss)	$48,490	$46,293	$85,618	$(5,456)	$(126,455)	$48,490

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,514,173	$153,757	$(60,584)	$1,607,346

Program and production	—	—	535,098	59,947	(56,493)	538,552
Selling, general and administrative	3,432	40,598	302,656	9,715	(138)	356,263
Depreciation, amortization and other operating expenses	799	2,624	317,240	95,873	(2,498)	414,038
Total operating expenses	4,231	43,222	1,154,994	165,535	(59,129)	1,308,853

Operating (loss) income	(4,231)	(43,222)	359,179	(11,778)	(1,455)	298,493

Equity in earnings of consolidated subsidiaries	114,176	238,635	—	—	(352,811)	—
Interest expense	(301)	(134,626)	(3,481)	(21,898)	17,428	(142,878)
Other income (expense)	3,250	(116)	269	3,222	—	6,625
Total other income (expense)	117,125	103,893	(3,212)	(18,676)	(335,383)	(136,253)

Income tax benefit (provision)	430	60,435	(113,403)	5,567	—	(46,971)
Net income (loss)	113,324	121,106	242,564	(24,887)	(336,838)	115,269
Net income attributable to the noncontrolling interests	—	—	—	(1,999)	54	(1,945)
Net income (loss) attributable to Sinclair Broadcast Group	$113,324	$121,106	$242,564	$(26,886)	$(336,784)	$113,324
Comprehensive income (loss)	$115,447	$121,132	$242,713	$(24,885)	$(338,960)	$115,447

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,287,200	$136,701	$(61,161)	$1,362,740

Program and production	—	274	409,661	58,998	(57,328)	411,605
Selling, general and administrative	3,169	42,019	255,655	9,500	(1,647)	308,696
Depreciation, amortization and other operating expenses	801	3,432	284,248	69,358	(1,102)	356,737
Total operating expenses	3,970	45,725	949,564	137,856	(60,077)	1,077,038

Operating (loss) income	(3,970)	(45,725)	337,636	(1,155)	(1,084)	285,702

Equity in earnings of consolidated subsidiaries	117,093	221,774	—	—	(338,867)	—
Interest expense	(446)	(118,816)	(3,675)	(20,646)	15,974	(127,609)
Other income (expense)	4,036	282	563	533	(63)	5,351
Total other income (expense)	120,683	103,240	(3,112)	(20,113)	(322,956)	(122,258)

Income tax benefit (provision)	121	58,437	(108,411)	4,435	—	(45,418)
Net income (loss)	116,834	115,952	226,113	(16,833)	(324,040)	118,026
Net income attributable to the noncontrolling interests	—	—	—	(1,245)	53	(1,192)
Net income (loss) attributable to Sinclair Broadcast Group	$116,834	$115,952	$226,113	$(18,078)	$(323,987)	$116,834
Comprehensive income (loss)	$118,432	$116,073	$226,113	$(17,793)	$(324,393)	$118,432

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(8,709)	$(66,929)	$390,101	$(21,156)	$18,181	$311,488
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(7,687)	(64,693)	(1,603)	1,507	(72,476)
Payments for acquisition of television stations	—	—	(15,514)	—	—	(15,514)
Purchase of alarm monitoring contracts	—	—	—	(31,340)	—	(31,340)
Proceeds from sale of broadcast assets	—	—	23,650	—	—	23,650
Investments in equity and cost method investees	—	(7,486)	(27)	(35,555)	—	(43,068)
Other, net	3,776	539	530	6,370	—	11,215
Net cash flows (used in) from investing activities	3,776	(14,634)	(56,054)	(62,128)	1,507	(127,533)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	349,559	—	29,922	—	379,481
Repayments of notes payable, commercial bank financing and capital leases	(473)	(370,011)	(937)	(3,683)	—	(375,104)
Dividends paid on Class A and Class B Common Stock	(47,104)	—	—	—	—	(47,104)
Payments for deferred financing cost	—	(3,604)	—	(243)	—	(3,847)
Repurchase of outstanding Class A Common Stock	(28,823)	—	—	—	—	(28,823)
Increase (decrease) in intercompany payables	82,410	200,108	(335,447)	72,757	(19,828)	—
Noncontrolling interests distributions	—	—	—	(6,655)	—	(6,655)
Other, net	(1,077)	113	847	(219)	140	(196)
Net cash flows (used in) from financing activities	4,933	176,165	(335,537)	91,879	(19,688)	(82,248)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	94,602	(1,490)	8,595	—	101,707
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$97,996	$259	$21,134	$—	$119,389

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(27,282)	$(77,257)	$426,702	$22,125	$14,109	$358,397
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8,482)	(47,961)	(1,708)	—	(58,151)
Payments for acquisition of television stations	—	—	(1,071,428)	—	—	(1,071,428)
Purchase of alarm monitoring contracts	—	—	—	(15,647)	—	(15,647)
Proceeds from sale of broadcast assets	—	—	83,200	—	—	83,200
Decrease in restricted cash	—	(9,600)	(82,983)	—	—	(92,583)
Investments in equity and cost method investees	—	—	—	(7,958)	—	(7,958)
Payments for acquisition of assets in other operating divisions	—	—	—	(8,273)	—	(8,273)
Proceeds from termination of life insurance policies	—	17,042	—	—	—	17,042
Other, net	1,000	—	5,000	936	—	6,936
Net cash flows (used in) from investing activities	1,000	(1,040)	(1,114,172)	(32,650)	—	(1,146,862)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,040,796	—	20,694	—	1,061,490
Repayments of notes payable, commercial bank financing and capital leases	(408)	(280,121)	(743)	(5,145)	—	(286,417)
Dividends paid on Class A and Class B Common Stock	(45,322)	—	—	—	—	(45,322)
Repurchase of outstanding Class A Common Stock	(108,438)	—	—	—	—	(108,438)
Increase (decrease) in intercompany payables	178,331	(821,116)	663,350	(6,456)	(14,109)	—
Other, net	2,119	(15,010)	(784)	73	—	(13,602)
Net cash flows (used in) from financing activities	26,282	(75,451)	661,823	9,166	(14,109)	607,711

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(153,748)	(25,647)	(1,359)	—	(180,754)
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$84,226	$2,947	$12,177	$—	$99,350

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

•	the performance of networks and syndicators that provide us with programming content;

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top content;

•	the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and incentive auction and the potential repacking of our broadcasting spectrum within a limited timeframe;

•
the potential of additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to Joints Sales Agreements (JSA) and Shared Services Agreements (SSA), and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations and political or other advertising restrictions;

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

•
the impact of FCC and Congressional efforts to limit the ability of a television station to negotiate retransmission consent agreements for the same-market stations it does not own and other FCC efforts which may restrict a television station's retransmission consent negotiations;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting

Risks specific to us

•	the effectiveness of our management;

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

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	the popularity of syndicated programming we purchase, original programming that we internally develop and produce, and network programming that we air;

•	the strength of ratings for our local news broadcasts including our news sharing arrangements;

•	the successful execution of our program development and multi-channel broadcasting initiatives including American Sports Network (ASN) and other original programming, and mobile DTV; and

•	the results of prior year tax audits by taxing authorities.

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statement of Operations Data:
Net broadcast revenues (a)	$497,353	$448,056	$1,463,854	$1,226,088
Revenues realized from station barter arrangements	28,618	28,482	79,950	85,843
Other operating divisions revenues	22,433	18,418	63,542	50,809
Total revenues	548,404	494,956	1,607,346	1,362,740

Station production expenses	186,449	150,263	538,552	411,605
Station selling, general and administrative expenses	105,196	97,303	309,884	261,823
Expenses recognized from station barter arrangements	23,105	24,764	66,898	75,769
Amortization of program contract costs and net realizable value adjustments	29,841	28,622	90,014	76,137
Depreciation and amortization expenses (b)	65,490	59,820	195,377	159,167
Other operating divisions expenses	17,705	14,919	50,194	41,697
Corporate general and administrative expenses	16,209	15,218	46,379	46,873
Research and development expenses	4,803	2,384	11,555	3,967
Operating income	99,606	101,663	298,493	285,702

Interest expense and amortization of debt discount and deferred financing costs	(48,566)	(47,950)	(142,878)	(127,609)
Income from equity and cost method investees	252	1,928	5,405	2,768
Other income, net	(48)	651	1,220	2,583
Income before income taxes	51,244	56,292	162,240	163,444
Income tax provision	(7,210)	(7,524)	(46,971)	(45,418)
Net income	44,034	48,768	115,269	118,026
Net income attributable to the noncontrolling interests	(779)	(427)	(1,945)	(1,192)
Net income attributable to Sinclair Broadcast Group	$43,255	$48,341	$113,324	$116,834

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.46	$0.50	$1.19	$1.20
Diluted earnings per share	$0.45	$0.49	$1.18	$1.19

Balance Sheet Data:	September 30, 2015	December 31, 2014
Cash and cash equivalents	$119,389	$17,682
Total assets	$5,480,447	$5,410,328
Total debt (c)	$3,891,005	$3,886,872
Total equity	$451,261	$405,343

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

Executive Overview — financial events during the three months ended September 30, 2015 and through the date of this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2015 and 2014, including comparisons between quarters and expectations for the three months ended December 31, 2015.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities and an update of our debt refinancings during the three and nine months ended September 30, 2015.

EXECUTIVE OVERVIEW

Third Quarter 2015 Events

•	In July 2015, American Sports Network (ASN) announced an agreement with Millennium Dancesport Championships to televise “The Dancesport League” on ASN.

•
In July 2015, we renewed affiliation agreements with the CBS Network covering 16 markets. The new agreements are effective in 2015 and 2016 as current affiliation agreements expire and run for five years to 2020 and 2021.

•
In July 2015, we renewed affiliation agreements with the CW Network covering 23 owned markets. At the same time, the CW renewed affiliation agreements with another 9 markets for which Sinclair provides sales and other services. These agreements are effective August 2016 and expire in 2021.

•
In July 2015, we announced the launch of our Sunday morning national news show “Full Measure with Sharyl Attkisson” which debuted on October 4, 2015. The broadcast will air on Sinclair’s affiliates nationwide and be available on their websites. The 30-minute program, which is based in Washington, D.C., focuses on investigative journalism and target accountability in the public and private sectors.

•	In August 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on September 15, 2015 to the holders of record at the close of business on September 1, 2015.

•
In September 2015, we were granted authority by the Federal Communications Commission (FCC) to operate an experimental facility in Washington D.C. and Baltimore markets to implement a Single Frequency Network (SFN) using the base elements of the new ATSC 3.0 transmission standard.

•
In September 2015, ASN entered into a sublicense agreement with ESPN to televise college football and basketball games for the Mid-American Conference (MAC) and college basketball games for the American Athletic Conference (The American), both beginning in the 2015 academic year.

•	In September 2015, ASN entered into agreements with several top collegiate hockey conferences to broadcast as many as 30 total games per year.

•	In September 2015, Ring of Honor Wrestling (ROH) signed a six month international broadcast deal with L'Equipe 21, a sports-based television channel in France.

•
In September 2015, we announced the creation of a news segment called, "Connect to Congress", a multimedia initiative that enables Members of Congress in our news markets to communicate with their constituents on a regular basis.

•	In September 2015, we closed on the acquisition of certain non-license assets of WDSI (FOX) and WFLI (CW) in Chattanooga, Tennessee, from New Age Media.

Other Events

•
In October 2015, we entered into a definitive agreement to purchase the broadcast assets of WBST (CBS) in South Bend-Elkhart, Indiana, owned by Schurz Communications, Inc., and to sell the broadcast assets of WLUC (NBC and FOX) in Marquette, Michigan to Gray Television, Inc. We anticipate that the swap will close at the end of 2015 or beginning of 2016, subject to the satisfaction of standard closing conditions.

•	In October 2015, we premiered, together with Metro-Goldwyn-Mayer (MGM), COMET-TV, the first-ever 24 hour/7 day per week science fiction multi-channel network.

•
In October 2015, we entered into a definitive agreement to acquire KUQI (FOX), KTOV-LP (MNT) and KXPX-LP (Retro TV) in Corpus Christi, Texas from High Maintenance, LLC for $9.3 million. The transaction is expected to close at the end of 2015 or beginning of 2016, subject to receipt of regulatory approvals and the satisfaction of standard closing conditions.

•
In October, the Company entered into a definitive agreement to acquire KFXL (FOX) and KHGI, KHGI-LD, KWNB and KWNB-LD (ABC), in Lincoln, Nebraska for $31.25 million. The transaction, subject to bankruptcy court and FCC approval and subject to standard closing conditions, is expected to close at the end of 2015 or beginning of 2016. The Company expects to fund the purchase price at closing, through cash on hand.

•	In November 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on December 15, 2015 to the holders of record at the close of business on December 1, 2015.

RESULTS OF OPERATIONS

The results of the acquired stations during the nine months ended September 30, 2015 and year ended December 31, 2014 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions in our consolidated financial statements for further discussion of stations acquired.  Additionally, the results of certain television stations that were sold are not included in our results for the period. See Dispositions related to station acquisitions under Note 3. Disposition of Assets in our consolidated financial statements for further discussion of excluded stations. Unless otherwise indicated, references in this discussion and analysis are to the three and nine months ended September 30, 2015 and 2014, respectively.  Additionally, any references to the first, second or fourth quarters are to the three months ended March 31, June 30 and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other operating division and corporate activities.

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

BROADCAST SEGMENT

Broadcast Revenue

The following table presents our revenues, net of agency commissions, for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change
Local revenues:
Non-political	$404.3	$337.9	19.7%	$1,193.4	$958.1	24.6%
Political	3.2	4.0	(b)	5.4	6.8	(b)
Total local	407.5	341.9	19.2%	1,198.8	964.9	24.2%
National revenues (a):
Non-political	85.2	76.4	11.5%	256.4	216.5	18.4%
Political	4.7	29.8	(b)	8.7	44.7	(b)
Total national	89.9	106.2	(15.3)%	265.1	261.2	1.5%
Total net broadcast revenues	$497.4	$448.1	11.0%	$1,463.9	$1,226.1	19.4%

(a)         National revenue relates to advertising sales sourced from national advertising agencies.

(b)         Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Net broadcast revenues.  Net broadcast revenues increased $49.3 million when comparing the third quarter 2015 to the same period in 2014, of which $53.3 million was related to stations not included in the same period in 2014, net of dispositions. The residual decrease is primarily the result of lower advertising revenues in the political, food-grocery/other and internet sectors. These decreases were offset by higher retransmission revenues from MVPDs and increases in advertising revenues in the services, direct response and furniture sectors. Excluding the stations acquired or disposed after the third quarter of 2014, automotive, which typically is our largest category, represented 25.9% of net time sales for the three months ended September 30, 2015. Net broadcast revenues increased $237.8 million when comparing the nine months ended September 30, 2015 to the same period in 2014, of which $234.3 million was related to acquired stations not included in the same period in 2014. The remaining increase for the nine month period is primarily the result of higher retransmission revenues from MVPDs and increases in advertising revenues in the services, pharmaceutical/cosmetics and furniture sectors.  These increases were partially offset by a decrease in advertising revenues in the political, automotive and telecommunications sectors. Excluding the stations acquired or disposed after the third quarter of 2014, automotive, which typically is our largest category, represented 24.9% of net time sales for the nine months ended September 30, 2015.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of channels (a)	Percent of Net Time Sales for the		Net Time Sales Percent Change	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended September 30,			Nine months ended September 30,
		2015	2014		2015	2014
ABC	32	28.1%	28.2%	(0.8)%	28.6%	23.4%	39.6%
FOX	47	26.1%	25.3%	2.6%	25.8%	28.3%	(0.6)%
CBS	29	17.6%	19.3%	(20.7)%	17.5%	19.8%	(9.3)%
NBC	22	11.7%	8.9%	31.1%	11.8%	9.3%	38.5%
The CW	44	8.1%	7.7%	1.4%	8.1%	8.5%	1.5%
MyNetworkTV	34	6.7%	8.2%	(19.3)%	6.7%	8.3%	(12.4)%
Other (b)	176	1.7%	2.4%	(96.6)%	1.5%	2.5%	(97.8)%
Total	384

(a)     We acquired television stations during 2014 and 2015 with a variety of network affiliations.  This acquisition activity affects the year-over year comparability of revenue by affiliation.  See Note 2. Acquisitions in our consolidated financial statements for further discussion of stations acquired.

(b)     We broadcast other programming from providers on our channels, including Univision, Telemundo, Estrella TV, Azteca, MundoFox, Get TV, Grit, This TV, ME TV, Antenna TV, Bounce Network, Decades, Retro TV, Zuus Country, Heartland, Live Well Network, 24/7 Weather, and Weather Nation.

Political Revenues.  Political revenues decreased by $25.9 million to $7.9 million for the third quarter 2015 when compared to the same period in 2014.  For the nine months ended September 30, 2015, political revenues decreased by $37.4 million to $14.1 million when compared to the same period in 2014. Political revenues are typically higher in election years such as 2014.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $66.4 million for the third quarter 2015 when compared to the same period in 2014, of which $42.4 million was related to the stations acquired after the third quarter of 2014, net of dispositions. The remaining increase, for the three month period, is primarily due to an increase in advertising revenues from the services, direct response and paid programming sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the automotive, schools and internet sectors. Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $235.3 million for the nine months ended September 30, 2015 compared to the same period in 2014, of which $187.4 million was related to the stations acquired after the third quarter of 2014, net of dispositions. The remaining increase is primarily due to an increase in advertising revenues from the home products, services and medical sectors as well as an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease in advertising revenues from the schools, automotive and internet sectors.

National Revenues.  Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from national advertising agencies, were up $8.8 million for the third quarter 2015 when compared to the same period in 2014, of which $9.7 million was related to the stations acquired after the third quarter of 2014, net of dispositions. The residual decrease was due to a decline in advertising revenues in the retail/department stores, food-grocery/other and internet sectors. Excluding political revenues, our national broadcast revenues, were up $39.9 million for the nine months ended September 30, 2015 compared to the same period in 2014, of which $44.4 million related to the acquired stations not included in the same period in 2014, net of dispositions. The remaining decrease is primarily due to a decline in advertising revenues in the food-grocery/other, telecommunications and travel/leisure sectors.

Broadcast Expenses

The following table presents our significant expense categories in our broadcast segment for the periods presented (in millions):

	Three months ended September 30,		Percent Change (Increase/(Decrease))	Nine months ended September 30,		Percent Change (Increase/(Decrease))
	2015	2014		2015	2014
Station production expenses	$186.4	$150.3	24.0%	$538.6	$411.6	30.9%
Station selling, general and administrative expenses	$105.2	$97.3	8.1%	$309.9	$261.8	18.4%
Amortization of program contract costs and net realizable value adjustments	$29.8	$28.6	4.2%	$90.0	$76.1	18.3%
Corporate general and administrative expenses	$13.9	$13.8	0.7%	$40.0	$41.2	(2.9)%
Depreciation and amortization expenses	$62.1	$57.2	8.6%	$185.8	$151.7	22.5%

Station production expenses.  Station production expenses increased $36.1 million during the third quarter of 2015 compared to the same period in 2014, of which $20.0 million related to acquired stations not included in the same period of 2014, net of dispositions.  Station production expenses increased $127.0 million during the nine months ended September 30, 2015 as compared to the same period in 2014, of which $86.5 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining increase for the three and nine month periods month period is primarily due to an increase in compensation expense, further investment in programming content, including production costs related to sports programming content and expansion of news, and an increase in fees pursuant to network affiliation agreements mainly as a result of higher retransmission revenue. This increase is partially offset by a decrease in music license fees.

Station selling, general and administrative expense.  Station selling, general and administrative expenses increased $7.9 million during the third quarter of 2015 compared to the same period in 2014, of which $7.5 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining increase for the three month period is primarily due to an increase in compensation expense, an increase in digital interactive costs, and an increase in information technology infrastructure costs. Station selling, general and administrative expenses increased $48.1 million for the nine months ended September 30, 2015 compared to the same period in 2014, of which $39.3 million related to acquired stations not included in the same period of 2014, net of dispositions.  The remaining increase for the nine month period is primarily due to an increase in compensation expense, increased insurance cost, an increase in digital interactive costs, and an increase in information technology infrastructure costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $1.2 million during the third quarter of 2015 compared to the same period in 2014, of which $1.1 million related to acquired stations not included in the same period of 2014, net of dispositions. The amortization of program contract costs increased $13.9 million during the nine months ended September 30, 2015 compared to the same period in 2014, of which $5.4 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining increase for the three and nine month periods is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $4.9 million during the third quarter of 2015 compared to the same period in 2014, of which $8.4 million related to acquired stations not included in the same period of 2014, net of dispositions. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $34.1 million during the nine months ended September 30, 2015 compared to the same period in 2014, of which $37.7 million related to acquired stations not included in the same period of 2014, net of dispositions. The remaining decrease on stations owned prior to 2014, for both the three and nine month periods is primarily due to assets becoming fully depreciated and amortized.

OTHER OPERATING DIVISIONS

Triangle Sign & Service, LLC (Triangle), a sign designer / fabricator, Alarm Funding Associates, LLC (Alarm Funding), a regional security alarm operating and bulk acquisition company, Dielectric, LLC, a manufacturer of broadcast equipment, real estate ventures and other nominal businesses make up our other operating divisions.  Revenues for our other operating divisions increased $4.0 million to $22.4 million during the third quarter 2015 compared to $18.4 million during the same period in 2014.  For the nine months ended September 30, 2015, revenues for our other operating divisions increased $12.7 million to $63.5 million compared to $50.8 million during the same period in 2014. Expenses of our other operating divisions including operating expenses, depreciation and amortization and applicable other income (expense) items such as interest expense, increased $4.7 million to $23.0 million during the third quarter 2015 compared to $18.3 million during the same period in 2014.  For the nine months ended September 30, 2015, expenses including other operating divisions expense, depreciation and amortization and applicable other income (expense) items, such as interest expense, increased $13.6 million to $65.0 million compared to $51.4 million in 2014. The increases in both revenue and expenses for both the three and nine months ended September 30, 2015 relate primarily to the increase in alarm monitoring revenue from purchases of recurring monthly revenue, an increase in residential lot sales of certain of our real estate ventures, and an increase in Dielectric sales volume.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private investment funds and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations, within other operating divisions.  During the three months ended September 30, 2015, we recorded a loss of $0.5 million related to our real estate ventures and income of $0.8 million related to certain private investment funds.  For the nine months ended September 30, 2015, we recorded income of $3.0 million related to our real estate ventures and income of $2.3 million related to certain private investment funds. During the three months ended September 30, 2014, we recorded a loss of less than $0.2 million related to our real estate ventures and income of $2.1 million related to certain private investment funds. During the nine months ended September 30, 2014, we recorded a loss of $0.5 million related to our real estate ventures and income of $3.1 million related to certain private investment funds.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended September 30,		Percent Change (Increase/(Decrease))	Nine months ended September 30,		Percent Change (Increase/(Decrease))
	2015	2014		2015	2014
Corporate general and administrative expenses	$1.4	$1.4	—%	$3.9	$4.9	(20.4)%
Interest expense	$47.3	$46.9	0.9%	$139.3	$124.6	11.8%
Income tax provision	$(7.2)	$(7.5)	(4.0)%	$(47.0)	$(45.4)	3.5%
Research and development	$4.8	$2.3	108.7%	$11.6	$4.0	190.0%

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

Corporate general and administrative expenses combined increased by $0.1 million and decreased by $2.2 million for the three and nine months ended September 30, 2015, respectively, when compared to the same period in 2014. We expect corporate general and administrative expenses to decrease in the fourth quarter of 2015 compared to third quarter of 2015.

Interest expense.  Interest expense increased during the three and nine months ended September 30, 2015, compared to the same period in 2014 primarily due to the issuance of $550.0 million of 5.625% Notes and incremental borrowings under our Bank Credit Agreement. The increase in interest expense was partially offset by a decrease in interest expense due to the redemption of 8.375% Notes during 2014. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three and nine months ended September 30, 2015 including the effects of the noncontrolling interest was a provision of 14.3% and 29.3%, respectively, as compared to a provision of 13.4% and 28.0% during the same periods in 2014, respectively.

The increase in the effective tax rate for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, is primarily due to smaller reduction in liability for unrecognized tax benefits as a result of statute of limitations expiring in 2015.

 Research and development expenses. In 2014, in response to the Advanced Television Systems Committee’s request for proposal for a “physical layer” of the next-generation broadcast TV standard that could in future years replace the current digital broadcasting systems used in the United States and around the world, we launched ONE Media LLC to develop a Next Generation Broadcast Platform (“NGBP”) to provide convergence of broadcasting with wireless broadband services. Research and development costs related to ONE Media, LLC were $4.8 million and $2.3 million for the three months ended September 30, 2015 and 2014, and $11.6 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had $119.4 million in cash and cash equivalent balances and net working capital of approximately $180.3 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of September 30, 2015, we had $482.9 million of borrowing capacity available on our revolving credit facility.

Effective April 30, 2015, we amended our Bank Credit Agreement to raise an additional $350.0 million in incremental term loan B commitments. The proceeds were used to pay down the outstanding balance on our revolving credit facility, and for general corporate purposes. See Note 5. Notes Payable and Commercial Bank Financing in our consolidated financial statements for further discussion.

During 2015, we repurchased 1.1 million shares of Class A Common Stock for $28.8 million.  The repurchase was completed using cash on hand.  As of September 30, 2015, we had $105.5 million remaining under our existing $300.0 million repurchase authorization.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net cash flows from operating activities	$133.5	$178.4	$311.5	$358.4

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(25.4)	$(31.6)	$(72.5)	$(58.2)
Payments for acquisition of television stations	(15.5)	(1,071.4)	(15.5)	(1,071.4)
Investment in other operating divisions	(14.7)	(7.8)	(31.3)	(23.9)
Proceeds from sale of broadcast assets	18.8	83.2	23.7	83.2
Investments in equity and costs method investees	(5.3)	83.2	(43.1)	(8.0)
Proceeds from the termination of life insurance policies	—	—	—	17.1
Increase in restricted cash	1.5	(91.9)	—	(92.6)
Other	2.9	3.9	11.2	6.9
Net cash flows used in investing activities	$(37.7)	$(1,032.4)	$(127.5)	$(1,146.9)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$14.6	$958.8	$379.5	$1,061.5
Repayments of notes payable, commercial bank financing and capital leases	(14.6)	(265.3)	(375.1)	(286.4)
Dividends paid on Class A and Class B Common Stock	(15.6)	(16.0)	(47.1)	(45.3)
Repurchase of outstanding Class A Common Stock	(21.0)	(26.0)	(28.8)	(108.4)
Other	(4.4)	(10.6)	(10.7)	(13.7)
Net cash flows from (used) in financing activities	$(41.0)	$640.9	$(82.2)	$607.7

Operating Activities

Net cash flows from operating activities decreased during the three and nine months ended September 30, 2015 compared to the same period in 2014.  This change is primarily due to higher program payments and income taxes paid, compared to the same period in 2014, offset by an increase in cash received from customers. The increase in cash received from customers and higher program payments is primarily related to stations acquired in the second half of 2014.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended September 30, 2015 compared to the same period in 2014.  This decrease is primarily due to fewer acquisitions of broadcast assets, lower capital expenditures, partially offset by a decrease in proceeds from the sale of broadcast assets, increase in the purchase of alarm contracts, and an increase in equity and cost method investments.

Net cash flows used in investing activities decreased during the nine months ended September 30, 2015 compared to the same period in 2014.  This decrease is primarily due to fewer acquisitions of broadcast assets, partially offset by a decrease in proceeds from the sale of broadcast assets, an increase in capital expenditures, an increase in the purchase of alarm contracts, and an increase in equity and cost method investments.

In the fourth quarter of 2015, we anticipate capital expenditures to decrease from the third quarter of 2015.

Financing Activities

Net cash flows from financing activities decreased for the three months ended September 30, 2015, compared to the same period in 2014, due primarily to a decrease in proceeds from notes payable, partially offset by a decrease in the repayment of notes payable, payments for financing costs related to the issuance of debt, and Class A Common Stock repurchased.

Net cash flows from financing activities increased for the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to a decrease in proceeds from notes payable and increase in repayment on notes payable, partially offset by a decrease in payments for financing costs related to the issuance of debt, and Class A Common Stock repurchased.

In November 2015, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of September 30, 2015, there were no material changes to our contractual cash obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2015.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended and year to date September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
07/01/15 – 07/31/15	—	—	—	$126.6
08/01/15 – 08/31/15	803,100	26.19	803,100	$105.5
09/01/15 – 09/30/15	—	—	—	$105.5

(1)        All repurchases were made in open-market transactions.

(2)        On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008. On March 20, 2014, the Board of Directors authorized a new $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of September 30, 2015, the total remaining authorization was $105.5 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, Executive Vice President & General Counsel, dated August 31, 2015.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2015.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, Executive Vice President & General Counsel, dated August 31, 2015.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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