Form 10-K
period 2015-12-31
SINCLAIR BROADCAST GROUP INC
filed 2016-02-26
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing sales price of $27.91 per share as of June 30, 2015, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $1,936.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 19, 2016
Class A Common Stock	68,787,031
Class B Common Stock	25,928,357

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

General risks

•	the impact of changes in national and regional economies and credit and capital markets;

•	consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters that impact our advertisers and our stations; and

•	cybersecurity.

Industry risks

•	the business conditions of our advertisers particularly in the automotive and service industries;

•
competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top content;

•	the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and incentive auction and the potential repacking of our broadcasting spectrum within a limited timeframe;

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to Joint Sales Agreements (JSA) and Shared Services Agreements (SSA), and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations and political or other advertising restrictions;

•	labor disputes and legislation and other union activity associated with film, acting, writing and other guilds and professional sports leagues;

•
the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of ATSC 3.0 broadcast standard, and the consumer’s appetite for mobile television;

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPD's to coordinate and determine local advertising rates as a consortium;

•	the impact of new FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•
the impact of FCC and Congressional efforts to limit the ability of a television station to negotiate retransmission consent agreements for the same-market stations it does not own and other FCC efforts which may restrict a television station's retransmission consent negotiations;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting; and

•	the impact of MVPD’s offering “skinny” programming bundles that may not include television broadcast stations.

Risks specific to us

•	the effectiveness of our management;

•
our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic advertising through business partnership ventures and the development of technology;

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

•
our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our digital initiatives in a competitive environment, such as the investment in the re-launch of Circa;

•
our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	the strength of ratings for our local news broadcasts including our news sharing arrangements;

•	the successful execution of our program development and multi-channel broadcasting initiatives including American Sports Network (ASN), COMET, and other original programming, and mobile DTV; and

•	the results of prior year tax audits by taxing authorities.

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

PART I

ITEM 1.            BUSINESS

We are a diversified television broadcasting company with national reach with a strong focus on providing high-quality content on our local television stations and digital platforms.   The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, and other original programming produced by us.  We also distribute our original programming, and owned and operated network affiliates, on other third-party platforms.  Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

Broadcast

As of December 31, 2015, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as JSAs and SSAs) to 163 stations in 79 markets. These stations broadcast 444 channels, including 215 channels affiliated with primary networks or program service providers comprised of:  FOX (47), ABC (32), CBS (29), NBC (23), CW (44), MyNetworkTV (MNT) (34), and Univision (6).  The other 229 channels broadcast programming from Antenna TV, American Sports Network (ASN), Azteca, Bounce Network, COMET, Decades, Estrella TV, Get TV, Grit, Heartland, Me TV, MundoFox, Retro TV, Telemundo, This TV, News & Weather, Zuus Country, and one channel broadcasts independent programming.  For the purpose of this report, these channels are referred to as “our” stations.  Refer to our Television Markets and Stations table later in this Item 1. for more information.

Our broadcast segment provides free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary channels consists of network provided programs, locally-produced news, local sporting events, programming from program service arrangements, syndicated entertainment programs, and internally originated programming provided by our other media subsidiaries. We provide live local sporting events on many of our stations by acquiring the local television broadcast rights for these events.  Additionally, we purchase and barter for popular syndicated programming from third party television producers.

We are the nation's largest producer of local news. We produce approximately 2,200 hours of news per week at 106 stations in 77 markets, including one station which produces news pursuant to a local news sharing arrangement for a competitive station in that market.  We have 20 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.

See Operating Strategy later in this Item 1. for more information regarding the news and programming we provide.

Our primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  We also earn revenues by providing digital content to non-linear devices via websites, mobile, and social media advertisements as well as bundling digital advertisements with traditional commercial inventory on our television stations. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 750 sales account executives and 110 local sales managers company-wide.

We also earn revenue from our retransmission consent agreements through payments from multichannel video programming distributors ("MVPDs") in our markets.  The MVPDs are local cable companies, satellite television and local telecommunication video providers.  The revenues primarily represent payments from the MVPDs for access to our broadcast signal and are typically based on the number of subscribers they have.

Our operating results are subject to cyclical fluctuations from political advertising.  Political spending has been significantly higher in the even-number years due to the cyclicality of political elections.  In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed on a national level as well as those within the local communities we serve.  We believe political advertising will continue to be a strong advertising category in our industry. With increased spending by Political Action Committees (PACs), including so-called Super PACs, and as political-activism around social, political, economic and environmental causes continues to draw attention, political advertising levels may increase further.

Original Networks and Content

We own and operate various networks carried on our distribution platforms: ASN, our regional sports network launched in 2014, and COMET, our science fiction multicast network which debuted in October 2015. Also, in January 2016, we announced the acquisition of Tennis Channel, a cable network which includes coverage of the top 100 tournaments and original professional sport and tennis lifestyle shows. We anticipate the acquisition of Tennis Channel to be completed in the first quarter of 2016.

Our internally developed content includes Ring of Honor ("ROH"), our professional wrestling promotion, Full Measure with Sharyl Attkinsson ("Full Measure"), our national Sunday morning investigative and political analysis program, launched in October 2015, and our joint venture with Tornante Company which is currently developing low-cost syndicated court, game, comedy, and talk shows.

Digital and Internet

We also earn revenues from Sinclair Digital Solutions, a full service digital agency which uses our digital expertise to help businesses run multi-platform digital marketing campaigns, and navigate and compete in a world of constant innovation and changes in consumer behavior. During 2015, we launched Sinclair Digital Ventures which focuses on the investment in emerging digital technologies and digital content companies that support and expand Sinclair's digital capabilities and non-linear footprint. In April 2016, we will re-launch Circa, a national online digital news operation aimed at the younger demographic.

Technical Services

We own subsidiaries which are dedicated to providing broadcast related technical services to the broadcast industry including: Acrodyne Technical Services, a provider of service and support for broadcast transmitters throughout the world; Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna; and ONE Media, a technology innovator at the forefront of developing industry standards and related technologies for Next Generation Broadcast Platforms (Next Gen) encompassing its flexible and enhanced vision for broadcasting.

Other Non-media Investments

We own various non-media related investments through our subsidiary Keyser Capital which is an originator, underwriter, and manager of our investments across multiple asset classes including private equity, mezzanine financing, and real estate investments. Some of the largest investments include: Triangle Sign and Service (Triangle), a sign designer and fabricator; Alarm Funding Associates (Alarm Funding), a regional security alarm operator and bulk acquisition company; Bay Creek South (Bay Creek), a land developer for a planned resort community in Cape Charles, VA; and Jefferson Place, a mixed use land development project in Frederick, MD.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

Television Markets and Stations

As of December 31, 2015, we own and operate or provide programming and/or sales and other shared services to television stations in the following 79 markets:

Market	Market Rank (a)	Number of Channels	Stations(b)	Network Affiliation(c)
Washington, DC	7	3	WJLA	ABC
Seattle / Tacoma, WA	14	5	KOMO, KUNS	ABC, Univision
Minneapolis / St.Paul, MN	15	3	WUCW	CW
St. Louis, MO	21	3	KDNL	ABC
Pittsburgh, PA	23	6	WPGH, WPNT	FOX, MNT
Portland, OR	24	8	KATU, KUNP	ABC, Univision
Raleigh / Durham, NC	25	5	WLFL, WRDC	CW, MNT
Baltimore, MD	26	9	WBFF, WNUV(d), WUTB(e)	FOX, CW, MNT
Nashville, TN	29	9	WZTV, WUXP, WNAB(e)	FOX, MNT, CW
Columbus, OH	31	8	WSYX, WTTE(d), WWHO(e)	ABC, FOX, CW
San Antonio, TX	32	5	KABB, KMYS(e), WOAI	FOX, CW, NBC
Salt Lake City, UT	34	6	KUTV, KMYU, KENV	MNT, CBS, NBC
Milwaukee, WI	35	5	WVTV, WCGV	CW, MNT
Cincinnati, OH	36	5	WKRC, WSTR(e)	CBS, MNT, CW
Asheville, NC / Anderson, SC / Greenville-Spartanburg, SC	37	7	WLOS, WMYA(d)	ABC, MNT
West Palm Beach / Fort Pierce, FL	38	9	WPEC, WTVX, WTCN-CA	CBS, CW, MNT
Austin, TX	39	2	KEYE	CBS
Las Vegas, NV	40	6	KSNV, KVCW	NBC, CW, MNT
Grand Rapids / Kalamazoo, MI	41	3	WWMT	CBS, CW
Norfolk, VA	42	3	WTVZ	MNT
Oklahoma City, OK	43	6	KOKH, KOCB	FOX, CW
Harrisburg / Lancaster / Lebanon / York, PA	44	3	WHP	CBS, MNT
Birmingham, AL	45	13	WBMA,WTTO, WDBB(d), WABM	ABC, CW, MNT
Greensboro / High Point / Winston Salem, NC	46	6	WXLV, WMYV	ABC, MNT
Providence, RI / New Bedford, MA	52	3	WJAR	NBC
Buffalo, NY	53	6	WUTV, WNYO	FOX, MNT
Fresno / Visalia, CA	54	6	KMPH, KFRE	FOX, CW
Wilkes Barre / Scranton, PA	55	9	WOLF(d), WQMY(d), WSWB(e)	FOX, MNT, CW
Richmond, VA	56	3	WRLH	FOX, MNT
Little Rock / Pine Bluff, AR	57	3	KATV	ABC
Mobile, AL / Pensacola, FL	58	9	WEAR, WPMI(e), WJTC(e), WFGX	ABC, NBC, IND, MNT
Albany, NY	59	6	WRGB, WCWN	CBS, CW
Tulsa, OK	60	3	KTUL	ABC
Lexington, KY	63	3	WDKY	FOX

Market	Market Rank (a)	Number of Channels	Stations(b)	Network Affiliation(c)
Dayton, OH	64	6	WKEF, WRGT(d)	ABC, FOX, MNT
Wichita / Hutchinson, KS	65	17	KAAS, KSAS, KOCW, KMTW(d)	FOX, MNT
Charleston / Huntington, WV	67	6	WCHS, WVAH	ABC, FOX
Green Bay / Appleton, WI	68	4	WLUK, WCWF	FOX, CW
Roanoke / Lynchburg, VA	69	3	WSET	ABC
Flint / Saginaw / Bay City, MI	71	9	WEYI(e), WSMH, WBSF(e)	NBC, FOX, CW
Des Moines / Ames, IA	72	3	KDSM	FOX
Spokane, WA	73	3	KLEW	CBS
Omaha, NE	74	6	KPTM, KXVO(d)	FOX, CW, MNT
Rochester, NY	76	6	WHAM(e), WUHF	ABC, FOX, CW
Toledo, OH	77	3	WNWO	NBC
Columbia, SC	78	3	WACH	FOX
Portland, ME	80	5	WGME, WPFO(e)	CBS, FOX
Madison, WI	81	3	WMSN	FOX
Cape Girardeau, MO / Paducah, KY	82	6	KBSI, WDKA(d)	FOX, MNT
Syracuse, NY	84	6	WSTM, WTVH(e)	NBC, CBS, CW
Champaign / Springfield / Decatur, IL	85	13	WICD, WICS, WRSP(e), WCCU(e), WBUI(e)	ABC, FOX, CW
Harlingen / Weslaco / Brownsville / McAllen, TX	86	3	KGBT	CBS
Chattanooga, TN	88	6	WTVC , WFLI	ABC, CW, FOX, MNT
Cedar Rapids, IA	90	6	KGAN, KFXA(e)	CBS, FOX
Savannah, GA	91	3	WTGS	FOX
El Paso, TX	92	6	KDBC, KFOX	CBS, FOX, MNT
Charleston, SC	94	3	WCIV	MNT, ABC
Myrtle Beach / Florence, SC	102	5	WPDE, WWMB(d)	ABC, CW
Johnstown / Altoona, PA	104	3	WJAC	NBC
Reno, NV	106	8	KRNV(e), KRXI, KAME(d)	NBC, FOX, MNT
Boise, ID	107	6	KBOI	CBS, CW
Tallahassee, FL	108	5	WTWC, WTLF(e)	NBC, CW, FOX
Peoria / Bloomington, IL	117	3	WHOI(f)	ABC, CW
Traverse City / Cadillac, MI	118	12	WPBN, WTOM, WGTU(e), WGTQ(e)	NBC, ABC
Eugene, OR	119	16	KVAL, KCBY, KPIC(g), KMTR(e), KMCB(e), KTCW(e)	CBS, NBC, CW
Macon, GA	120	3	WGXA	FOX, ABC
Yakima / Pasco / Richland / Kennewick, WA	123	12	KEPR, KIMA, KVVK-CD, KUNW-CD	CBS, CW, Univision
Bakersfield, CA	126	6	KBAK	CBS, FOX
Amarillo, TX	131	6	KVII, KVIH	ABC, CW
Columbia / Jefferson City, MO	138	3	KRCG	CBS
Medford, OR	140	3	KTVL	CBS, CW
Beaumont, TX	142	6	KFDM, KBTV(e)	CBS, FOX, CW
Sioux City, IA	149	8	KMEG(e), KPTH	CBS, FOX, MNT
Albany, GA	152	3	WFXL	FOX

Market	Market Rank (a)	Number of Channels	Stations(b)	Network Affiliation(c)
Wheeling, WV / Steubenville, OH	157	3	WTOV	NBC, FOX
Gainesville, FL	162	6	WGFL(d), WNBW(e)	CBS, NBC, MNT
Quincy, IL / Hannibal, MO / Keokuk, IA	170	3	KHQA	CBS, ABC
Marquette, MI	180	3	WLUC	NBC, FOX
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		444

(a)	Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen as of September 2015.

(b)	We have a total of 12 other low powered stations, in certain markets which expand our signal by simulcasting our content throughout the market.

(c)	We broadcast programming from the following providers on our channels:

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)(2)
ABC	32	25	December 31, 2017 through December 31, 2020
CBS	29	24	April 29, 2017 through December 31, 2021
NBC	23	16	February 29, 2016 through December 31, 2017
FOX	47	37	February 12, 2016 through December 31, 2017
MNT	34	29	August 31, 2016
CW	44	33	August 31, 2021
Univision	6	3	December 31, 2014
Total Major Network Affiliates	215

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)(2)
Antenna TV	18	14	September 1, 2013 through January 1, 2019
Azteca	3	2	August 31, 2016 through February 28, 2018
Bounce Network	4	4	August 31, 2019
COMET	68	61	October 30, 2018 through January 14, 2019
Decades	1	1	May 31, 2018
Estrella TV	2	2	June 1, 2015 through September 30, 2015
Get TV	26	26	June 30, 2017
Grit	54	46	December 31, 2019
Heartland	1	1	October 31, 2015
Independent programming	1	1	N/A
Me TV	14	12	February 29, 2016 through March 1, 2019
MundoFox	3	2	September 30, 2015 through December 31, 2016
Retro TV	4	4	December 31, 2014 through January 7, 2017
Telemundo	1	1	December 31, 2016
This TV	11	9	November 1, 2014 through December 31, 2015
News & Weather	10	8	December 31, 2016
Zuus Country	8	8	September 30, 2014
Total Other Affiliates	229

Total Television Channels	444

(1)
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

(2)	ASN became a 24/7 sports network in January 2016 and is currently carried in 15 markets.

(d)
The license assets for these stations are currently owned by third parties.  We provide programming, sales, operational and administrative services to these stations pursuant to certain service agreements, such as LMAs.

(e)
The license and programming assets for these stations are currently owned by third parties. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to service agreements, such as joint sales and shared services agreements.

(f)
The license and programming assets for this station is currently owned by us. A third party provides certain non-programming related sales, operational and administrative services to this station pursuant to service agreements, such as joint sales and shared services agreements.

(g)	We provide programming, sales, operational, and administrative services to this station, of which 50% is owned by a third party.

Operating Strategy

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming. We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  See Popular Sporting Events below for further discussion.  Moreover, we produce local news at 106 stations in 77 markets, including one station which has a local news sharing agreement with a competitive station in that market.  See Local News below for further discussion.

Television advertising prices are primarily based on ratings information measured and distributed by Nielsen. Nielsen is currently not accredited by the Media Rating Council, an independent organization that monitors rating services, which revoked Nielsen’s accreditation in the 154 markets in which Nielsen measures ratings exclusively by its diary methodology.  As of December 31, 2015, approximately 52 of our 79 markets are diary only markets.  We entered into a contract with Rentrak Corporation, an alternative rating service provider that uses set-top box television measurements to provide us additional measurement information to the ratings services that Nielsen provides for all 163 of our stations in our 79 markets.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. Our news stations also produce content on digital platforms such as websites, applications, and social media.

During 2015, we expanded news in 16 markets and plan to add additional newscasts in 7 markets in 2016.  During the year ended December 31, 2015, 29.6% of our net time sales were earned during the local news we produce each week.

Our local news initiatives are an important part of our strategy that have resulted in our entering into 21 local news sharing arrangements with other television broadcasters. We are the provider of news services for 1 market, while in 20 of our news share arrangements we are the recipient of services. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

In addition to our traditional local news stories, we have utilized our national reach and placement in the nation's capital to provide our local viewers with broader national news stories which are relevant to our local viewers. In January 2015, we launched a national news desk and a Capitol Hill bureau. These news teams produce daily unique stories unavailable from other sources and focused on government accountability storytelling that provides a significant point of difference for our stations. Available on-air and online, the bureau not only expands our news presence, but gives our local station viewers an opportunity to hear the views of their members of Congress through programs such as "Connect to Congress, " our weekly on-air and digital feature which provides an electronic video pathway for lawmakers to speak to their constituents.

Popular Sporting Events.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, MLB, NFL football, NHL hockey, ACC basketball and both Big Ten and SEC football and basketball and certain other college and high school sports. Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS and NBC have network arrangements to broadcast certain NBA basketball games, MLB baseball games, NFL football games, NHL hockey games, NASCAR races and PGA golf events, as well as other popular sporting events. Our stations also broadcast programming provided by ASN. See Development of Original Networks and Content below for the discussion related to the operating strategy of ASN.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2015 of over 37.4% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff and detailed long-term planning models. We also control our programming cost by creating original high-quality programming that is distributed on our broadcast platform. This original programming includes our ASN and COMET networks, and ROH and Full Measure programs.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 750 sales account executives and 110 local sales managers company-wide. Excluding political advertising revenue, retransmission revenues, and other local revenues, 71.5% and 71.9% of our same station net time sales were local for the years ended December 31, 2015 and 2014 respectively. Market share survey results reflect that our stations' share of the local television advertising market increased to 25.2% in 2015 from 23.8% in 2014. Our goal is to grow our local revenues by increasing our market share and by developing new business opportunities.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers at both the corporate and local station levels.  We provide a combination of base salary, long-term incentive compensation including equity awards and, where appropriate, cash bonus pay designed to be competitive with comparable employers in the television broadcast industry.  A significant portion of the compensation available to certain members of our senior management and our sales force is based on their achievement of certain performance goals. We also encourage station managers and employees to utilize our diverse station group to grow in their careers while remaining in the Sinclair family of stations via internal promotion and relocation.

Multi-Channel Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides viewers with additional programming alternatives such as COMET, Grit, and Get TV, at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2015, we have 281 multi-channels in our digital spectrum.

Retransmission Consent Agreements.  We have retransmission consent agreements with MVPDs, such as cable, satellite and telecommunications operators in our markets.  MVPDs compensate us for the right to retransmit our broadcast signals.  Our successful negotiations with MVPDs have created agreements that now produce meaningful sustainable revenue streams.

Improvement and maintenance of our distribution platforms.  We continue to improve and maintain a strong distribution platform that consists of our traditional broadcast network and our digital platforms. Our Acrodyne and Dielectric subsidiaries are leaders in servicing and manufacturing broadcast infrastructure. As a result we maintain a strong infrastructure through which we provide high quality uninterrupted content on our broadcast stations.

Developing New Business.  We are always striving to develop new business models to complement or enhance our traditional television broadcast business.  We have developed new ways to bundle online, mobile text messaging and social media advertising with our traditional commercial broadcasting model.  Additionally, we continue to leverage our national reach to provide new high quality content to our local communities.

We continue to expand our digital distribution platforms through initiatives such as our new video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer.  By using a single ad-serving system across all of our web sites, mobile apps and other digital assets, we are able to streamline our sales workflow, optimize yield and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying over-the-top initiatives (OTT), such as the NewsOn app, as well as our own content applications.

Strategic Realignment of Station Portfolio.  We routinely review and conduct investigations of potential television station acquisitions, dispositions and station swaps.  At any given time, we may be in discussions with one or more television station owners.

Development of Original Networks and Content. We seek to expand our sports broadcasting in DMAs as profitable opportunities arise. During 2014, we launched ASN on a number of our MyNet, CW and multi-cast channels.  ASN became a 24/7 sports network in January 2016 and is currently carried in 15 markets which we plan to expand as we build a regional strategy with a national reach. ASN has entered into multi-year comprehensive sports rights agreements with a number of distinguished NCAA Division I conferences including Conference USA, the Colonial Athletic Association, Mid-Atlantic Athletic Conference, Ivy League, and American Athletic Conference . In addition to its college initiative, ASN produces local high school sports under the “Thursday Night Lights” and “Friday Night Rivals” brands. Also in 2016, ASN entered into a 2-year agreement to broadcast the regular and post season games of Major League Football, a new professional spring-football league scheduled to kick off in 2016.

Likewise, in October 2015, we led the market in launching the first-ever science fiction multicast network, COMET, featuring over 1,500 hours of premium MGM content and already reaching approximately 70 million households with more coverage expected.

We entered into a joint venture with Tornante Company to develop low-cost syndicated court, game, comedy and talk shows. These are shows that have predictable audiences and genres that do well on our television stations.

In early 2016, we announced the acquisition of Tennis Channel. Unlike fully distributed cable networks that are in a declining business, Tennis Channel, with its live tournaments and matches, passionate fan base and established brand, is vastly under-distributed. With the support of Sinclair and our relationships with the multi-video program distributors (MVPDs), we have been successful in negotiating significant increases in carriage with MVPDs, with more penetration expected. Among the many benefits of the expanded carriage and pairing their content with our broadcast promotional capabilities, are additional MVPD subscriber fees, viewers, and advertising revenues.

Expansion of digital and internet. We announced the re-launch of Circa, a national online digital news operation aimed at the Millennial demographic. The site will focus on issues trending from around the country, delivered in an independent-minded style, with a heavy focus on short and long form video, optimized for mobile and social media engagement. In addition to its unique stories, news talent and creativity, Circa will have the added benefit of capitalizing on our broadcast branding and promotional platform to drive viewing impressions, an opportunity not available to other online news providers. Circa is expected to launch in April 2016.

We have leveraged our digital expertise by launching Sinclair Digital Solutions through which we run effective, integrated, and multi-platform digital marketing programs that drive loyalty, engage consumers and help businesses achieve their goals.

These innovative products and extension of our core broadcast business allow us to compete for Internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies and digital content companies that support and expand Sinclair's digital capabilities and non-linear footprint.

Development of Next Generation Broadcast Platforms (Next Gen). ONE Media has developed, successfully demonstrated, and received approval for inclusion in the ATSC 3.0 transmission standard, the critical signaling and framing technology that is core to building Next Gen. Advanced Television Systems Committee standard 3.0 (ATSC 3.0) is an enhancement to the current broadcast standard and provides for increased data bits that are mobile, universal and Internet Protocol (IP) based. Next Gen provides a common IP pipe for broadband and broadcast convergence and compelling hybrid functionality; a way to make the broadcast platform an integral piece in the much broader wireless ecosystem. In addition, it opens opportunities to deliver enhanced core television services such as higher quality 4K “Ultra High Definition” video and immersive “3D Audio” sound, as well as the entire range of targeted advertising, personalized content delivery, and data collection and measurement. Additionally, Next Gen will allow us to deploy multiple new business opportunities. This could include partnerships with video and audio programming and other datacasting services, content delivery networks seeking to expand “edge” services, and other users seeking alternatives for regional and national content distribution.
Other Non-media Investments.  We have sought ways to diversify our business and return additional value to our shareholders through investments in non-media based businesses and real estate. We carry investments in various companies from different industries including sign design and fabrication and security alarm monitoring and bulk acquisition. In addition, we invest in various real estate ventures including developmental land, operating commercial and multi-family residential real estate properties and apartments. We also invest in private equity and structured debt / mezzanine financing investment funds. Currently, operating results from our investments represent a small portion of our overall operating results.

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

The following is a summary of certain provisions of the Communications Act and specific FCC regulations and policies.  Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Grant and Renewal

Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC.  During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public.

  Although historically renewal of a license, including those of the Company, is granted in the vast majority of cases, even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed or, if renewed, that the renewal terms will be for the maximum term permitted.

Certain of our stations have pending renewal applications that are subject to petitions to deny or informal objections.  The FCC is in the process of considering these renewal applications and we believe the petitions and objections have no merit.

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

Ownership Matters

General.  The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC.  In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee and compliance with the Communications Act’s limitations on foreign ownership.  The FCC has indicated that in order to approve an assignment or transfer of a broadcast license the FCC must make an affirmative determination that the proposed transaction serves the public interest, not merely that the transaction does not violate its rules or shares factual elements with other transactions previously approved by the FCC, and that it may deny a transaction if it determines that the transaction could result in public interest harms by substantially frustrating or impairing the objectives or implementation of the Communications Act or related statutes.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association.  In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.  In addition, pursuant to what is known as the equity-debt-plus rule, a major programming supplier or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  Further, the Communications Act generally prohibits foreign parties from having more than a 20% interest (voting or equity) in a broadcast licensee or more than a 35% interest in the parent of that licensee. Recently, the FCC has indicated that it would consider indirect foreign ownership of broadcast licenses in excess of the 25% level on a case-by-case basis. In October, 2015, the FCC adopted a Notice of Proposed Rulemaking seeking comment on among other things, proposals to (i) simplify the foreign ownership approval process for broadcast licensees, (ii) adopt a standardized filing and review process for requests to exceed the 25% benchmark and (iii) modify the methodology a licensee may use to determine compliance with the 25% benchmark. That rulemaking remains pending.

Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold approximately 76.5% as of February 19, 2015 of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule.  The FCC’s radio / television cross-ownership rule generally permits a party to own a combination of up to two television stations and six radio stations in the same market, depending on the number of independent media voices in the market.

Newspaper / Broadcast Cross-Ownership Rule.  The FCC’s rule generally prohibits the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  We do not currently own any daily newspapers, nor do we have current plans to acquire one.

National Ownership Rule.  By statute, the national television viewing audience reach cap is 39%.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Additionally, since historically, VHF stations (channels 2 through 13) shared a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the UHF discount). On September 26, 2013, the FCC initiated a rulemaking seeking comment on whether (a) the FCC has the authority to modify the national ownership rule, including revision or elimination of the UHF discount; (b) the UHF discount should be eliminated; (c) if the UHF discount is eliminated, grandfathering should be accorded where owners of television groups would exceed the 39% national audience cap by virtue of the elimination of the discount; and (d) a discount for VHF station ownership should be adopted.  We cannot predict the outcome of that rulemaking.  While this rulemaking is pending, the FCC may not allow us to acquire additional television stations that would put us over the 39% cap without application of the UHF discount.

All but twenty-eight of the stations we own and operate, or to which we provide programming services, are UHF.  We reach over 37.4% of U. S. television households or 23.2% taking into account the FCC’s UHF discount.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is Grade B overlap between the two stations’ broadcast signals and generally may own two stations in the same market only (i) if there is no Grade B overlap between the stations; or (ii) if the market containing both the stations will contain at least eight independently owned full-power television stations post-merger (the eight voices test) and not more than one station is among the top-four rated stations in the market.

Local Marketing and Outsourcing Agreements

Certain of our stations have entered into agreements with other stations in the same market, through which we provide programming and operating services pursuant to time brokerage or local marketing agreements (LMAs) or provide sales services and other non-programming operating services pursuant to outsourcing agreements (such as JSAs and SSAs).  LMAs and JSAs are attributable where a licensee holds an attributable interest in a television station and (i) programs more than 15% of another television station or (ii) sells more than 15% of the advertising on another station in the same market.

LMAs existing prior to November 5, 1996 are currently grandfathered until further FCC action. In its Order approving the Allbritton transaction, the FCC expressed concerns that it believed Sinclair’s LMA in Charleston was not subject to grandfathering protection. Sinclair disagreed with the FCC’s interpretation but cannot predict what steps, if any, the FCC will take in the future with respect to that LMA, which has been terminated with respect to the Charleston market, but continues in effect with respect to other stations. JSAs existing as of March 31, 2014 are grandfathered until October 1, 2025. We cannot predict whether we will be able to terminate or restructure such JSAs prior to October 1, 2025, on terms that are as advantageous to us as the current arrangements. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties.  For more information on the risks, see Changes in rules on local marketing agreements within The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets within Risk Factors and Changes in the Rules on Television Ownership within Note 11. Commitments and Contingencies for further discussion.

In March, 2014, the FCC issued a public notice on the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any broadcast assignment or transfer application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.

Antitrust Regulation.  DOJ and the Federal Trade Commission have increased their scrutiny of the television industry and have reviewed matters related to the concentration of ownership within markets (including LMAs and outsourcing agreements) even when ownership or the LMA or other outsourcing agreement in question is permitted under the laws administered by the FCC or by FCC rules and regulations.  The DOJ takes the position that an LMA or other outsourcing agreement entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Antitrust Improvements Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

Satellite Carriage

The Satellite Home Viewer Act (SHVA), as extended by The Satellite Home Viewer Improvement Act of 1999 (SHVIA), the Satellite Home Viewer Extension and Reauthorization Act (SHVERA), the Satellite Television Extension and Localism Act of 2010 (STELA) and the Satellite Television Extension and Localism Act Reauthorization (STELAR) among other things, (i) allows satellite carriers to provide local television signals by satellite within a station market, and to carry all local signals in any market where they carry any local signals, (ii) requires all television stations to elect to exercise certain “must-carry” or “retransmission consent” rights in connection with their carriage by satellite carriers, and (iii) authorizes satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances.

Must-Carry / Retransmission Consent

Television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.   By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA. Must carry rights are not absolute and are dependent on a number of factors which may or may not be present in a particular case.  Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.  We have elected to exercise our retransmission consent rights with respect to all our stations. Effective June 18, 2014, the FCC changed its rules implementing the statutory duty to negotiate retransmission consent agreements in good faith. With this change, a television broadcast station is prohibited from negotiating retransmission consent jointly with another television station in the same market if the stations are not under common “de jure” control as such term is defined by the FCC. Under the rule changes, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market; neither may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information. The Company cannot predict what effect, if any, the new rules may have on future negotiations for retransmission consent agreements.

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. We cannot predict the impact such rulemaking may have on our retransmission consent negotiations.

Network Non-Duplication / Syndicated Exclusivity / Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e. signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable systems’ local community).  The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals.  Both rules are subject to various exceptions and limitations.  In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets.  Such significantly viewed signals are not subject to black out pursuant to FCC’s network non-duplication rules.  The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations.  In March, 2014, the FCC issued a Report And Order And Further Notice Of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules.  We cannot predict when or how the FCC will resolve that rulemaking.

Digital Television

FCC rules provide that television broadcast licensees may use their digital television (DTV) channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party.

Programming and Operations

  The Communications Act requires broadcasters to serve the “public interest.”  The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license.  FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness.  Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time.  Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, comply with rules relating to the emergency alert system (EAS), maintain an online public inspection file and abide by regulations specifying requirements to provide closed captions for its programming. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.

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

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and repurpose broadcast television spectrum for mobile broadband use. Pursuant to the “reverse” auction, a television broadcaster can submit bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations.  A broadcaster has the option to bid to relinquish its channel entirely, relocate to a different band (UHF to VHF) or relinquish its channel and enter into a channel sharing agreement to channel share with another broadcaster.  After completion of the reverse auction, the FCC will conduct a “forward auction” of the newly freed spectrum to be sold for wireless broadband use.  The FCC must complete both auctions by 2022.

Even though participation in the incentive auction is voluntary, a non-participating broadcaster may still be required to relocate its station to another channel or make technical changes to facilitate repacking the band.  The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to compensate broadcasters and cable systems for the reasonable costs of repacking.  We do not know if such fund will be sufficient to fully compensate broadcasters for such repacking. Applications to participate in the reverse auction were due on January 12, 2016 and applications to participate in the forward auction were due on February 10, 2016. The reverse auction is currently scheduled to begin on March 29, 2016.

In March 2014, the FCC issued a further Notice of Proposed Rulemaking and Report and Order which proposes, among other things, (i) eliminating the newspaper/radio cross ownership rule and the radio/television cross ownership rule, (ii) retaining the newspaper/television cross ownership rule but allowing for waivers on a case by case basis, (iii) retaining the local television rules, and (iv) prohibiting two television stations in the same market from swapping network affiliations if it would result in a single owner having two top-four network affiliations in a market where it could not otherwise own both affiliation-swapping stations. The proposed rulemaking also seeks comment on how to define a television shared services agreement and whether television stations should be required to disclose shared services agreements and how best to achieve disclosure.

We further cannot predict the outcome of the incentive auction or its effect upon our ability to compete. Additionally, we cannot predict whether the FCC or the Congress might adopt even more stringent requirements or incentives to abandon current spectrum if the incentive auction does not have the desired result of freeing what the agency deems to be sufficient spectrum for wireless broadband use

Other Considerations

The preceding summary is not a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC, or in some cases, the DOJ.  For further information, reference should be made to the Communications Act other congressional acts and regulations and public notices circulated from time to time by the FCC, or in some cases, the DOJ.  There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity and other matters affecting our business and operations.

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

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media such as MVPDs, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet and other digital media, and direct mail.  Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.  Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation or program service, audience characteristics and assigned broadcast frequency.

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

The television broadcasting industry is continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station’s operations and profits.

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

DTV technology allows us to provide viewers multiple channels of digital television over each of our existing standard digital channels, to provide certain programming in HD television format and to deliver other channels of information in the forms of data and programming to the internet, PCs, smart phones, tablet computers and mobile devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.

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

EMPLOYEES

As of December 31, 2015, we had approximately 8,000 employees.  Approximately 850 employees are represented by labor unions under certain collective bargaining agreements.  We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

We rely on sales of advertising time for the majority of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•
the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; for the year ended December 31, 2015, automobile advertising represented 25.5% of our net time sales;

•	the health of the economy in the areas where our television stations are located and in the nation as a whole;

•	the popularity of our programming and that of our competition;

•
the levels of political advertising, which are affected by campaign finance laws and the ability of political candidates and political action committees to raise and spend funds, which are subject to seasonal fluctuations;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	the effects of new rating methodologies;

•	changes in the makeup of the population in the areas where our stations are located;

•
the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs, internet and broadband content providers and other print, outdoor, and media outlets serving in the same markets;

•	over-the-top (OTT) technologies and their potential impact on cord-cutting;

•	the impact of MVPD’s offering “skinny” programming bundles that may not include television broadcast stations; and

•	other factors that may be beyond our control.

There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $3,854.4 million at December 31, 2015, compared to the book value of shareholders’ equity of $499.7 million on the same date.  Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

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

•
because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2015, approximately $1,693.2 million principal amount of our recourse debt relates to the Bank Credit Agreement.

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

Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests.  These restrictions and tests may require us to conduct our business in ways that make it more difficult to repay unsecured debt or decrease the value of our securities and business.  These restrictions and tests include the following:

•	restrictions on additional debt;

•	restrictions on our ability to pledge our assets as security for indebtedness;

•	restrictions on payment of dividends, the repurchase of stock and other payments relating to our capital stock;

•	restrictions on some sales of certain assets and the use of proceeds from asset sales;

•	restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions and a limit on the total amount of acquisitions without the consent of bank lenders;

•	restrictions on permitted investments;

•	restrictions on the lines of business we and our subsidiaries may operate; and

•	financial ratio and condition tests including, the ratio of first lien indebtedness to adjusted EBITDA and the ratio of Sinclair Television Group, Inc. (STG) total indebtedness to adjusted EBITDA.

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

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services to pursuant to LMAs and/or other outsourcing agreements and those stations provide 20% or more of our aggregate broadcast cash flows.  A default caused by an involuntary or voluntary petition filed for liquidation, reorganization or other relief of insolvency by a material third-party licensee, or a failure of a material third-party licensee to preserve and maintain its legal existence or any of its material rights, privileges or franchises including its broadcast licenses, would cause an event of default and potential acceleration under our Bank Credit Agreement. As of December 31, 2015, there were no material third party licensees as defined in our Bank Credit Agreement.

Despite current debt levels, we may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2015, we had $482.9 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

Our strategic acquisitions could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity and the availability of attractive acquisition candidates, with the goal of improving our business.

We may not be able to identify other attractive acquisition targets or we may not be able to fund additional acquisitions in the future.  Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations and could strain our human resources.  We may not be able to successfully implement effective cost controls or increase revenues as a result of an acquisition.  In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

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

Our investments in other operating subsidiaries involve risks, including the diversion of resources, that may adversely affect our business or results of operations.

We have made investments in certain non-media related businesses. See Item 1. Business for further description of such investments and/or subsidiaries.  Managing the operations of these businesses and the costs incurred by these businesses involve risks, including the diversion of our management’s attention from managing the operations of our broadcast businesses and diverting other resources that could be used in our broadcast businesses. Such diversion of resources may adversely affect our business and results of operations.  In addition, our investments in real estate ventures carry inherent risks related to owning interests in real property, including, among others, the relative illiquidity of real estate, potential adverse changes in real estate market conditions, and changes in tenant preferences.  There can be no assurance that our investments in these businesses will yield a positive rate of return or otherwise be recoverable.

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

Financial and economic conditions have been challenging and the continuation or worsening of such conditions could further reduce consumer confidence and have an adverse effect on the fundamentals of our business, results of operations and/or financial condition.  Poor economic and industry conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue.  Additionally, financial institutions, capital providers, or other consumers may be adversely affected.  Potential consequences of any financial and economic decline include:

•
the financial condition of those companies that advertise on our stations and digital platforms, including, among others, the automobile manufacturers and dealers, may be adversely affected and could result in a significant decline in our advertising revenue;

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

•	our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired; and

•	our ability to make certain capital expenditures may be significantly impaired.

We purchase television programming in advance based on expectations about future revenues.  Actual revenues may be lower than our expectations.  If this happens, we could experience losses that may make our securities less valuable.

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

We internally originate television programming in advance based on expectations about future revenues. Actual revenues could fluctuate and may be lower than our expectations If this happens, we could experience losses that may make our securities less valuable.

The production of internally originated programming requires a large up-front investment and the revenues derived from the airing of internally originated programming primarily depends upon its acceptance by the public, which is difficult to predict. The commercial success of original content also depends upon the quality and acceptance of other competing content released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.

We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.

The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming.  The amount and quality of programming provided by each network varies.  See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels.

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

As retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain of our networks or program service providers with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements.  There can be no assurances that the amounts shared will not increase at expiration of the current contracts.  In December, 2014, a new statutory provision was adopted which required the FCC to adopt rules prohibiting joint retransmission consent negotiation by stations that are located in the same market but are not commonly owned.  The FCC issued an Order on February 18, 2015, adopting rules which implement the new statutory provision.  During a recent retransmission consent negotiation, DISH Network LLC (DISH) filed a complaint with the FCC accusing us of violating this rule. Although we reached agreement with DISH and they withdrew their complaint, the FCC is still looking into the allegations made by DISH and we are unable to predict the outcome of the FCC’s actions.

The effects of the economic environment could require us to record an asset impairment of goodwill and broadcast licenses.

We are required to analyze goodwill and certain other intangible assets for impairment.  The accounting guidance establishes a method of testing goodwill and broadcast licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.  For additional information regarding impairments to our goodwill and broadcast licenses, see Valuation of Goodwill and Intangible Assets and Equity and Cost Method Investments under Critical Accounting Policies and Estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6. Goodwill, Broadcast Licenses and Other Intangible Assets within the Consolidated Financial Statements.

Key officers and directors have financial interests that are different and sometimes opposite from ours and we may engage in transactions with these officers and directors that may benefit them to the detriment of other security holders.

Some of our officers, directors and majority shareholders own stock or partnership interests in businesses that do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our board of directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our security holders.  Each of David D. Smith, Frederick G. Smith, and J. Duncan Smith is an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith and David B. Amy, our Executive Vice President and Chief Operating Officer, together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  David Smith owns an interest (less than 3%) in Towson Row LLC, a real estate venture, in which we also hold an interest.  For additional information regarding our related person transactions, see Note 12. Related Person Transactions within the Consolidated Financial Statements.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of our senior executive officers or are unable to attract and retain qualified personnel in the future.

We depend on the efforts of our management and other key employees.  The success of our business depends heavily on our ability to develop and retain management and to attract and retain qualified personnel in the future.  Competition for senior management personnel is intense, and we may not be able to retain our key personnel.  If we are unable to do so, our business, financial condition or results of operations may be adversely affected.

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from other security holders.  They may, therefore, take actions that are not in the interests of other security holders.

David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith hold shares representing approximately 76.5% of the common stock voting rights of the Company as of February 19, 2016 and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025.

Although in the past the Smiths have recused themselves from related person transactions, circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other security holders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other security holders.  Further, the concentration of ownership the Smiths have may have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2016 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which would in turn give Cunningham the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a “change in control.”  Any such terminations would have an adverse effect on our results of operations.  The FCC’s multiple ownership rules limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See the risk factor below regarding the FCC's multiple ownership rules.

We may be subject to fines and other penalties related to violations of FCC indecency rules and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent.  Although both broadcast network and our on-air talent have generally been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC.  In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC.  Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming.  We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency.  Violation of the indecency rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings.  We are currently subject to pending FCC inquiries and proceedings relating to alleged violations of indecency, sponsorship identification, children’s programming and captioning rules.  There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided.

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

Television ownership

As discussed in National Ownership Rule within Federal Regulation of Television Broadcasting within Item 1. Business, the FCC is currently considering elimination of the discount given to owners of UHF stations in determining compliance with the cap. Because we would be near the 39% cap without application of the UHF discount, the proposed change, if adopted, could limit our ability to acquire television stations in additional markets. While this rulemaking is pending, the FCC may not allow us to acquire additional television stations that would put us over the 39% cap without application of the UHF discount.

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

The FCC adopted a new rule in the Further Notice which causes a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station pursuant to a JSA/SSA or other arrangement. Parties to existing agreements must come into compliance with these new rules by October 1, 2025. We are currently evaluating whether to seek one or more waivers of the new rules, or to modify or terminate our current JSA/SSAs.

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

In addition to our LMAs, we have entered into outsourcing agreements (such as JSAs) whereby 28 stations provide or are provided various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets.  Pursuant to these agreements, 27 of our stations currently provide services to one or more stations in their respective market and another party provides services to 1 of our stations.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions. For additional information, refer to Television Markets and Stations within Item 1. Business. As discussed above, the FCC recently adopted a new rule which causes a station to be attributable to the owner of another station in the market which sells more than 15 percent of the advertising on the first station pursuant to a JSA/SSA or other arrangement. Parties to existing agreements must come into compliance with these new rules by October 1, 2025.

See Changes in the Rules on Television Ownership within Note 11. Commitments and Contingencies with the Consolidated Financial Statements for further discussion.

If we are required to terminate or modify our LMAs and other outsourcing agreements, our business could be affected in the following ways:

•
Loss of revenues.  If the FCC requires us to modify or terminate existing arrangements, we would lose some or all of the revenues generated from those arrangements.  We would lose revenue because we will have fewer demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.  During the year ended December 31, 2015, we generated $109.7 million of net revenue from our 12 LMAs.  During the year ended December 31, 2015, we earned $46.8 million of revenue from other outsourcing agreements.

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

Failure of owner / licensee to exercise control

The FCC requires the owner / licensee of a station to maintain independent control over the programming and operations of the station.  As a result, the owners / licensees of those stations with which we have LMAs can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances.  The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased under our LMAs and therefore, uncertainty about the advertising revenue that we will receive from such programming.  In addition, if the FCC determines that the owner / licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license.  Any one of these scenarios, especially the revocation of or denial of renewal of a license, might result in a reduction of our cash flow or margins and an increase in our operating costs.  In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

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

As discussed in Pending Matters under Federal Regulation of Television Broadcasting within Item. 1 Business, Congress has authorized the FCC to conduct so-called “incentive auctions” to auction and repurpose broadcast television spectrum for mobile broadband use. Even though participation in the incentive auction is voluntary, a non-participating broadcaster may still be required to relocate its station to another channel or make technical changes to facilitate repacking the band.

We further cannot predict the outcome of the incentive auction or its effect upon our ability to compete. Additionally, we cannot predict whether the FCC or Congress might adopt even more stringent requirements or incentives to abandon current spectrum if the incentive auction does not have the desired result of freeing what the agency deems to be sufficient spectrum for wireless broadband use.

Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing Digital Video Recording playback and give broadcasters no credit whatsoever for viewing that occurs on a delayed basis after the original air date. However, the effects of new ratings system technologies, including ‘‘people meters’’ and ‘‘set-top boxes,’’ and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown. The Media Rating Council, an independent organization that monitors rating services, in the 154 markets it measures ratings exclusively by its diary methodology. As of December 31, 2015, approximately 52 of out 79 markets are diary only markets.

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

Types of competitors

We also face competition from rivals that may have greater resources than we have.  These include:

•	other local free over-the-air broadcast television and radio stations;

•	telecommunication companies;

•	cable and satellite system operators;

•	print media providers such as newspapers, direct mail and periodicals;

•	internet search engines, internet service providers, websites, and mobile applications; and

•	other emerging technologies including mobile television, over-the-top technologies, and MVPD "skinny" packages.

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

We have invested and will continue to invest in new technology initiatives which may not result in usable technology.

We have heavily invested in the development of the Next Gen platforms as discussed in Development of Next Generation Broadcast Platforms (Next Gen) within Operating Strategy within Item 1. Business. We do not know whether the outcome of our research and development will result in technology that will be usable on our distribution platform or available to license to third parties. Additionally, even if our efforts result in usable technology, we do not know whether it will be included within the ATSC 3.0 framework. Any failure to develop this technology could result in the loss of our investment. Our cost incurred related to the development of the Next Gen platform is recorded within research and development within our consolidated statement of operations.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements.  Also, as of February 19, 2016, approximately 850 of our employees, are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, including NBA basketball games, MLB baseball games, NFL football games, and other sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to revenues, leases, consolidation, programming, intangible assets, pensions, income taxes, share-based compensation and broadcast rights, are complex and involve significant judgments. Changes in rules or their interpretation could significantly change our reported earnings and results of operations.

Terrorism or armed conflict domestically or abroad may negatively impact our advertising revenues and results of operations.  Future conflicts, terrorist attacks or other acts of violence may have a similar effect.

If the United States becomes engaged in global conflicts in the future, there may be an adverse effect on our results of operations.  Also, any terrorist attacks or other acts of violence may have a similar negative effect on our business or results of operations.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios, sales offices and tower and transmitter sites.  Transmitter and tower sites are located in areas to provide maximum signal coverage to our stations’ markets.  We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations. See Television Markets and Stations within Item 1. Business, for a listing of our station locations. We believe that no one property represents a material amount of the total properties owned or leased. The following is a summary of our principal owned and leased real properties as of December 31, 2015:

	Owned		Leased
	Square Feet	Acres	Square Feet	Acres
Broadcast Related Real Estate
Office and studio properties	1,806,754	870	672,965	9
Antenna and transmitter properties	262,017	2,554	87,719	1,445

Other Real Estate
Corporate offices	15,000	—	95,757	—
Office and warehouse property	254,043	—	180,760	—
Rental property	99,913	24	—	—
Recreational property	19,000	722	—	—
Land held for development	—	735	—	—

ITEM 3.                                    LEGAL PROCEEDINGS

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that none of our pending and threatened matters are material.

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

2015	High	Low
First Quarter	$32.43	$24.20
Second Quarter	$32.03	$27.52
Third Quarter	$30.23	$24.04
Fourth Quarter	$35.89	$24.80

2014	High	Low
First Quarter	$36.74	$24.42
Second Quarter	$34.75	$25.12
Third Quarter	$35.90	$25.48
Fourth Quarter	$29.95	$23.94

As of February 19, 2016, there were approximately 50 shareholders of record of our Class A common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividend Policy

During 2014, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February and April, which were paid in March and June.  In August and November our Board of Directors declared a quarterly dividend of $0.165 per share, which were paid in September and December.  Total dividend payments for the year ended December 31, 2014 were $0.63 per share.  During 2015, our Board of Directors declared a quarterly dividend of $0.165 per share in the months of February, April, August and November, which were paid in March, June, September and December, respectively.  Total dividend payments for the year ended December 31, 2015 were $0.66 per share.  In February 2016, our Board of Directors declared a quarterly dividend of $0.165 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, there are certain terms that may restrict our ability to make dividend payments. See Note 9. Common Stock within the Consolidated Financial Statements for further discussion.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2010 through December 31, 2015. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2010 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Sinclair Broadcast Group, Inc.	100.00	145.54	186.24	541.54	423.67	515.16
NASDAQ Telecommunications Index	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Composite Index	100.00	89.84	91.94	128.06	133.34	128.91

ITEM 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements.

The information below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Media revenues (a)	$2,011,946	$1,784,641	$1,219,091	$922,161	$648,662
Revenues realized from station barter arrangements	111,337	122,262	88,680	86,905	72,773
Other non-media revenues	95,853	69,655	55,360	52,613	43,853
Total revenues	2,219,136	1,976,558	1,363,131	1,061,679	765,288
Media production expenses	733,199	578,687	386,646	257,494	179,408
Media selling, general and administrative expenses	431,728	372,220	251,294	172,628	124,582
Expenses recognized from station barter arrangements	93,204	107,716	77,349	79,834	65,742
Depreciation and amortization (b)	264,887	228,787	141,374	85,172	51,501
Amortization of program contract costs and net realizable value adjustments	124,619	106,629	80,925	60,990	52,079
Other non-media expenses	71,803	55,615	45,005	42,892	38,046
Corporate general and administrative expenses	64,246	62,495	53,126	33,391	28,310
Research and development	12,436	6,918	—	—	—
Loss (gain) on asset dispositions	278	(37,160)	3,392	(7)	—
Operating income	422,736	494,651	324,020	329,285	225,620
Interest expense and amortization of debt discount and deferred financing costs	(191,447)	(174,862)	(162,937)	(128,553)	(106,128)
Loss from extinguishment of debt	—	(14,553)	(58,421)	(335)	(4,847)
Income from equity and cost method investees	964	2,313	621	9,670	3,269
Other income, net	1,540	4,998	2,225	2,273	3,459
Income from continuing operations before income taxes	233,793	312,547	105,508	212,340	121,373
Income tax provision	(57,694)	(97,432)	(41,249)	(67,852)	(44,785)
Income from continuing operations	176,099	215,115	64,259	144,488	76,588
Discontinued operations:
Income (loss) from discontinued operations, net of related income taxes	—	—	11,558	465	(411)
Net income	176,099	215,115	75,817	144,953	76,177
Net income attributable to noncontrolling interests	(4,575)	(2,836)	(2,349)	(287)	(379)
Net income attributable to Sinclair Broadcast Group	$171,524	$212,279	$73,468	$144,666	$75,798
Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$1.81	$2.19	$0.66	$1.78	$0.95
Basic earnings per share	$1.81	$2.19	$0.79	$1.79	$0.94
Diluted earnings per share from continuing operations	$1.79	$2.17	$0.66	$1.78	$0.95
Diluted earnings per share	$1.79	$2.17	$0.78	$1.78	$0.94
Dividends declared per share	$0.66	$0.63	$0.60	$1.54	$0.48

	Years Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$149,972	$17,682	$280,104	$22,865	$12,967
Total assets (d)	$5,432,315	$5,410,328	$4,103,417	$2,690,768	$1,538,722
Total debt (c)(d)	3,854,360	3,886,872	$2,989,985	$2,234,450	$1,173,330
Total equity (deficit)	499,678	405,343	$405,704	$(100,053)	$(111,362)

(a)	Media revenues is defined as broadcast revenues, net of agency commissions, retransmission fees, and other media related revenues.

(b)	Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)	Total debt is defined as notes payable, capital leases and commercial bank financing, including the current and long-term portions.

(d)
The asset and debt balances for all years reflect the reclassification of debt issuance costs as discussed in Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

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

Executive Overview — a description of our business, financial highlights from 2015, information about industry trends and sources of revenues and operating costs;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2015, 2014 and 2013, including comparisons between years and certain expectations for 2016; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy and a summary of our contractual cash obligations and off-balance sheet arrangements.

We have one reportable operating segment: broadcast.” Our broadcast segment is comprised of all of our television stations.
We also earn revenues from our original networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within "Other".  Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments.

STG, included in the broadcast segment and a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 6.125% Notes, the 5.375% Notes, 6.375% Notes, and 5.625% Notes.  SBG is a guarantor under all of these debt instruments.  Our Class A Common Stock and Class B Common Stock remain obligations or securities of SBG and not obligations or securities of STG.  SBG was the obligor of the 9.25% Notes and the 8.375% Notes until they were fully redeemed in 2013 and 2014, respectively.

EXECUTIVE OVERVIEW

2015 Events

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

•	In July 2015, we announced the October 2015 launch of our Sunday morning national news show “Full Measure with Sharyl Attkisson."

•	In August 2015, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on September 15, 2015 to the holders of record at the close of business on September 1, 2015.

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

•	In September 2015, we closed on the acquisition of certain non-license assets of WDSI (FOX) and WFLI (CW) in Chattanooga, Tennessee, from New Age Media.

•	In October 2015, we premiered, together with Metro-Goldwyn-Mayer (MGM), COMET, the first-ever 24 hour/7 day per week science fiction multi-channel network.

•
In October 2015, the Company entered into a definitive agreement to acquire KFXL (FOX) and KHGI, KHGI-LD, KWNB and KWNB-LD (ABC), in Lincoln, Nebraska for $31.25 million. The transaction, subject to bankruptcy court and FCC approval and subject to standard closing conditions, is expected to close in early 2016. We expect to fund the acquisition with cash on hand in the first quarter of 2016.

2016 Events

•	In December 2015, we announced that we will re-launched "Circa," an independent digital news site targeted at the younger demographic, in April 2016.

•	In January 2016, we closed on the previously announced purchase of the assets of KUQI (FOX), KTOV-LP (MNT) and KXPX-LP (Retro TV) in Corpus Christi, Texas for $9.3 million.

•
In January 2016, we entered into a definitive agreement to purchase the stock of Tennis Channel for $350.0 million. The transaction is expected to close in the first quarter 2016, subject to anti-trust approval, and other customary closing conditions.

•	In February 2016, we announced a $500,000 broadcast diversity scholarship fund to help minority students finance their undergraduate studies related to television broadcasting or journalism.

•
In February 2016, we completed the acquisition of the broadcast assets of WSBT (CBS) in South Bend-Elkhart, Indiana, owned by Schurz Communications, Inc., and sold the broadcast assets of WLUC (NBC and FOX) in Marquette, Michigan to Gray Television, Inc.

•	In February 2016, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on March 18, 2016 to the holders of record at the close of business on March 7, 2016.

Industry Trends

•
Political spending is significantly higher in the even-number years due to the cyclicality of political elections.  In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election.

•
The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts.  The FCC “must-carry” rules only apply to a station’s primary digital stream.

•
Retransmission consent rules provide a mechanism for broadcasters to seek payment from MVPDs who carry broadcasters’ signals.  Recognition of the value of the programming content provided by broadcasters, including local news and other programming and network programming all in HD has generated increased local revenues.

•
Many broadcasters are enhancing / upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers and to compete with other internet sites and smart phone and tablet device applications and other social media outlets.

•	Seasonal advertising increases occur in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers.

•	Broadcasters have found ways to increase returns on their news programming initiatives while continuing to maintain locally produced content through the use of news sharing arrangements.

•
Advertising revenue related to the Olympics occurs in even numbered years and the Super Bowl is aired on a different network each year.  Both of these popularly viewed events can have an impact on our advertising revenues.

Sources of Revenues

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and digital platforms.  We also generate local revenues from our retransmission consent agreements with MVPDs.  Revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenues.  We believe this trend is the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues, combined with a decrease in overall spending by advertisers transacted through our rep firm and an increase in the number of competitive media outlets providing national advertisers multiple alternatives in which to advertise their goods or services.  Our efforts to mitigate the effect of these increasingly competitive media outlets for national advertisers include continuing our efforts to increase local revenues and developing innovative sales and marketing strategies to sell traditional and non-traditional services to our advertisers including the success of multi-channel digital initiatives together with mobile DTV.  In addition, our revenue success is dependent on the success and advertising spending levels of the automotive industry.

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

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.  For a detailed discussion of the application of these and other accounting policies, see Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets. At least annually, we periodically evaluate our goodwill and broadcast licenses for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operating performance of our stations, legal factors and other various qualitative factors.  As of December 31, 2015, our consolidated balance sheet includes $1,931.1 million and $132.5 million of goodwill and broadcast licenses, respectively, related to our Broadcast segment.

Both our annual goodwill and broadcast license impairment assessments begin with qualitatively assessing whether it is more-likely-than-not that the respective asset has been impaired.  If we conclude that it is more-likely-than-not that a reporting unit or broadcast license is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or broadcast license to its respective carrying value.  See Impairment of Goodwill, Intangibles and Other Long-Lived Assets within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Statement of Operations for further discussion of the significant judgments and estimates inherent in both qualitatively assessing whether impairment may exist and estimating the fair values of the reporting units and broadcast licenses.  See Note 6. Goodwill, Broadcast Licenses and Other Intangible Assets within the Consolidated Financial Statements for the results of our annual impairment tests during the years ended December 31, 2015, 2014 and 2013.

For our annual goodwill impairment tests in 2015, 2014 and 2013, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments.  For our annual impairment tests for broadcast licenses in both 2015, 2014, and 2013, we concluded that it was more-likely-than-not that broadcast licenses were not impaired based on our qualitative assessments, except for broadcast licenses with an aggregate carrying value of $15.3 million in 2015 and $39.3 million in 2014 for which we performed the quantitative assessments.  During 2014 we recorded $3.2 million of impairment, which was recorded in amortization of definite-lived intangibles and other assets in our consolidated statement of operations, primarily as a result of declines in projected future market revenues related to the radio broadcast licenses.  During 2015, the results of our quantitative tests of broadcast licenses indicated that the aggregate fair values of those licenses exceeds the respective carrying values by approximately 30%.

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

Program Contract Costs.  As discussed under Programming within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.  These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV), management estimates future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation.  If our estimates of future advertising revenues decline, amortization expense could be accelerated or NRV adjustments may be required.

Income Tax.   As discussed under Income Taxes within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2015 and 2014, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions and we record a liability for unrecognized tax benefits when such tax positions do not meet the “more-likely-than-not” threshold.  Significant judgment is required in determining whether a tax position meets the “more-likely-than-not” threshold, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements.  Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  See Note 10. Income Taxes within the Consolidated Financial Statements, for further discussion of accrued unrecognized tax benefits.

Variable Interest Entities.  As discussed under Variable Interest Entities within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services to pursuant to arrangements, including LMAs and JSAs/SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Determining whether the an entity is a VIE and whether we are the primary beneficiary of the variable interests requires judgment which is based on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entity’s economic rewards, based on the terms of the arrangements with the entity.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for discussion on recent accounting policies and impact our financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of our continuing operations, except for discussions regarding our cash flows, which also include the results of our discontinued operations.  The results of the acquired stations during the years ended 2013, 2014, and 2015 are included in our results of our continuing operations for the years ended 2013, 2014, and 2015 from their respective dates of acquisition. See Note 2. Acquisitions within the Consolidated Financial Statements for further discussion of stations acquired.   Additionally, the results of certain television stations that were sold and classified as discontinued operations are not included in our results of our continuing operations for the period. See Discontinued Operations under Note 3. Disposition of Assets and Discontinued Operations within the Consolidated Financial Statements for further discussion of excluded stations. Unless otherwise indicated, references in this discussion and analysis to 2015, 2014 and 2013 are to our fiscal years ended December 31, 2015, 2014 and 2013, respectively.  Additionally, any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30 and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth certain of our operating data from continuing operations for the years ended December 31, 2015, 2014 and 2013 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2015	2014	2013
Media revenues	$2,011.9	$1,784.6	$1,219.1
Revenues realized from station barter arrangements	111.3	122.3	88.7
Other non-media revenues	95.9	69.7	55.3
Total revenues	2,219.1	1,976.6	1,363.1
Media production expenses	733.2	578.7	386.5
Media selling, general and administrative expenses	431.7	372.2	251.3
Expenses recognized from station barter arrangements	93.2	107.7	77.3
Depreciation and amortization	389.5	335.5	222.3
Other non-media expenses	71.8	55.6	45.0
Corporate general and administrative expenses	64.2	62.5	53.1
Loss (gain) on asset dispositions	0.3	(37.2)	3.4
Operating income	$435.2	$501.6	$324.2
Net income attributable to Sinclair Broadcast Group	$171.5	$212.3	$73.5

BROADCAST SEGMENT

Revenues

The following table presents our media revenues from continuing operations, net of agency commissions, for the years ended December 31, 2015, 2014 and 2013 (in millions):

				Percent Change
	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13
Local revenues:
Non-political	$1,627.6	$1,341.5	$954.5	21.3%	40.5%
Political	9.7	22.3	1.5	(a)	(a)
Total local	1,637.3	1,363.8	956.0	20.1%	42.7%
National revenues:
Non-political	353.3	309.2	251.2	14.3%	23.1%
Political	16.1	109.5	10.3	(a)	(a)
Total national	369.4	418.7	261.5	(11.8)%	60.1%
Total media revenues	$2,006.7	$1,782.5	$1,217.5	12.6%	46.4%

(a)	Political revenue is not comparable from year to year due to the cyclicality of elections. See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2015 net time sales, which include the advertising portion of our local and national broadcast revenues, were automotive (25.5%), services (16.7%), medical (6.9%), retail/department stores (5.7%), and furniture (5.2%).  No other advertising category accounted for more than 5.0% of our net time sales in 2015.  No advertiser accounted for more than 0.8% of our consolidated revenue in 2015.  We conduct business with thousands of advertisers.

Our primary types of programming and their approximate percentages of 2015 net time sales were local news (29.6%), syndicated programming (29.3%), network programming (28.8%), sports programming (8.3%), direct advertising programming (3.8%) and kids (0.2%).

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2015 and 2014:

	# of	Percent of Net Time Sales for the Twelve Months Ended December 31,			Net Time Sales Percent Change
	Channels (a)	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13
ABC	32	28.7%	25.7%	19.1%	12.5%	93.5%
FOX	47	25.9%	27.3%	31.2%	(3.8)%	25.3%
CBS	29	17.7%	20.0%	21.3%	(10.3)%	34.2%
NBC	23	11.7%	9.4%	6.1%	25.7%	120.3%
CW	44	8.0%	8.5%	9.8%	(4.3)%	24.1%
MNT	34	6.5%	7.8%	10.3%	(14.7)%	8.3%
Other (b)	235	1.5%	1.4%	2.2%	16.3%	(13.0)%
Total	444

(a)
See Television Markets and Stations within Item 1. Business for further channel details.  We have acquired a significant number of television stations during 2015, 2014, and 2013, with a variety of network affiliations.  This acquisition activity affects the year-over-year comparability of revenue by affiliation.  See Note 2. Acquisitions within the Consolidated Financial Statements for further discussion of stations acquired.

(b)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, COMET, Decades, Estrella TV, Get TV, Grit, Heartland, Me TV, MundoFox, Retro TV, Telemundo, This TV, News & Weather, Univision and Zuus Country.

Media Revenues.  Media revenues increased $224.2 million in 2015 when compared to 2014, of which $220.5 million was related to stations not included in the same period in 2014. The remaining increase was due to an increase in retransmission revenues from MVPD and increases in advertising revenues generated from the services, medical, and furniture sectors.  These increases were partially offset by a decrease in advertising revenues generated from the political, schools, and fast food sectors.  Excluding the stations acquired in 2015, automotive, which typically is our largest category, represented 25.5% of net time sales for the year ended December 31, 2015.

Media revenues increased $565.0 million in 2014 when compared to 2013, of which $457.9 million was related to stations not included in the same period in 2014. The remaining increase was due to an increase in retransmission revenues from MVPD and increases in advertising revenues generated from the political, medical and furniture sectors.  These increases were partially offset by a decrease in advertising revenues generated from the direct response, retail-department stores, and restaurants-other sectors.  Excluding the stations acquired in 2014, automotive, which typically is our largest category, represented 22.7% of net time sales for the year ended December 31, 2014.

Political Revenues. Political revenues, which include time sales from political advertising, decreased by $106.0 million to $25.8 million for 2015 when compared to 2014. Political revenues increased by $120.0 million to $131.8 million for 2014 when compared to 2013.  Political revenues are typically higher in election years such as 2014. Accordingly, we expect political revenues to increase significantly in 2016, a presidential election year, from 2015 levels.

Local Revenues.  Excluding political revenues, our local media revenues, which include local times sales, retransmission revenues, digital, and other local revenues, were up $286.1 million for 2015 when compared to 2014, of which $176.7 million was related to the stations not included in the same period in 2014. The remaining increase is due to an increase in advertising spending particularly in the entertainment, direct response, and home products sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the automotive, fast food, and schools sectors. Excluding political revenues, our local media revenues were up $387.0 million for 2014 when compared to 2013, of which $345.0 million related to the stations acquired in 2014. The remaining increase is due to an increase in advertising spending particularly in the medical, religion, and home products sectors and an increase in retransmission revenues from MVPDs. These increases were partially offset by a decrease due to a decline in advertising revenues from the schools, direct response and fast food sectors.

National Revenues.  Our national media revenues, excluding political revenues, which include national time sales and other national revenues, were up $44.1 million for 2015 when compared to 2014, of which $44.1 million was related to the stations not included in the same period in 2014.  The remaining increase was due to an increase in advertising revenues generated from the pharmaceutical/cosmetics, retail/department stores, and furniture sectors.  These increases were partially offset by a decrease in advertising revenues in the telecommunications, paid programs, and automotive sectors.  Excluding political revenues, our national media revenues increased $58.0 million for 2014 when compared to 2013, of which $77.7 million related to the stations acquired in 2014.  The remaining decrease was due to decreases in advertising revenues generated from the direct response, automotive, and food-grocery/other sectors.  These decreases were partially offset by an increase in advertising revenues in the services, schools and pharmaceutical/cosmetics sectors.

Expenses

The following table presents our significant operating expense categories for the years ended December 31, 2015, 2014 and 2013 (in millions):

				Percent Change (Increase/(Decrease))
	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13
Media production expenses	$714.1	$572.2	$385.1	24.8%	48.6%
Media selling, general and administrative expenses	$427.2	$369.6	$249.7	15.6%	48.0%
Amortization of program contract costs and net realizable value adjustments	$124.6	$106.6	$80.9	16.9%	31.8%
Corporate general and administrative expenses	$55.8	$57.4	$47.8	(2.8)%	20.1%
Depreciation and amortization expenses	$251.7	$218.5	$133.1	15.2%	64.2%

Media production expenses.  Media production expenses increased $141.9 million during 2015 compared to 2014, of which $93.0 million related to the stations not included in the same period in 2014. The remaining increases for the year were primarily due to increases in fees pursuant to network affiliation agreements, increased costs related to sports programming content and increased compensation expense.

Media production expenses increased $187.1 million during 2014 compared to 2013, of which $158.9 million related to stations not included in the same period of 2013. This increase was primarily due to increases in fees pursuant to network affiliation agreements, increased compensation expense and increased costs related to sports programming content.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses increased $57.6 million during 2015 compared to 2014, of which $41.6 million related to stations not included in the same period in 2014. The remaining increases for the year were primarily due to an increase in information technology infrastructure costs, increased compensation expense, increased insurance costs, increased digital interactive costs and a $9.3 million charge related to settling the benefit obligation of an inherited pension plan.

Media selling, general and administrative expenses increased $119.9 million during 2014 compared to 2013, of which $111.7 million related to the stations not included in the same period in 2013. The remaining increases for the year were primarily due to an increase in information technology infrastructure costs and compensation expense, partially offset by a decrease in digital interactive expenses.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $18.0 million during 2015 compared to 2014, of which $5.7 million related to the stations not included in the same period of 2014.  The remaining increase is due to expanding high quality film content across our broadcast platform.

The amortization of program contract costs increased $25.7 million during 2014 compared to 2013, of which $16.6 million related to the stations not included in the same period of 2013.  The remaining increase is due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $33.2 million during 2015 compared 2014, of which $36.0 million related to the stations not included in the same period of 2013.  Depreciation and amortization expenses increased $85.4 million during 2014 compared to 2013, of which $87.3 million related to a station not included in the same period of 2013.

OTHER

Media revenues, media production expenses, and media selling, general, and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our digital and internet businesses. For the years ended December 31, 2015, 2014, and 2013, we recorded revenue of $5.2 million, $2.1 million, and $1.6 million, respectively. The year over year increases in media revenues primarily relate to increases in revenue from our sports network. For the years ended December 31, 2015, 2014, and 2013, we recorded expenses of $23.6 million, $9.1 million, and $3.1 million, respectively. Our expenses relate to the programming and production, general and administrative, depreciation and amortization and applicable other income and expense related to the operations of our network and content businesses. The year over year increases primarily relate to general and administrative costs related to the start-up of these businesses and production costs of new programming. See Item 1. Business. for a further discussion of these businesses.

Other non-media revenues and expenses. The following table presents our other non-media revenues and expenses for the years ended December 31, 2015, 2014 and 2013 (in millions):

				Percent Change
	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13
Revenues:

Investments in real estate ventures	$23.2	$7.9	$7.4	193.7%	6.8%
Investments in private equity	$62.5	$53.9	$45.0	16.0%	19.8%
Technical services	$10.2	$7.4	$2.9	37.8%	155.2%

Expenses: (a)
Investments in real estate ventures	$25.7	$14.9	$14.9	72.5%	—
Investments in private equity	$56.7	$43.9	$38.7	29.2%	13.4%
Technical services	$11.2	$9.3	$4.7	20.4%	97.9%

(a)
Comprises total expenses of the entity including general and administrative, depreciation and amortization and applicable other income and expense items such as interest expense and non-cash stock-based compensation expense related to issuances of subsidiary stock awards.

Investments in real estate ventures. We have controlling interests in certain real estate investments owned by Keyser Capital which we consolidate. For the year ended December 31, 2015, revenues from the investments increased $15.3 million compared to 2014, of which $15.2 million related to real estate development projects. For the year ended December 31, 2015, expenses from these investments increased $10.8 million compared to 2014, of which $9.9 million related to real estate development projects. For the year ended December 31, 2014, revenues from these investments increased $0.5 million compared to 2013, which primarily related to real estate development projects.

Investments in private equity. We have controlling interests in certain private equity investments owned by Keyser Capital, which we consolidate, including Triangle, a sign designer and fabricator, and Alarm Funding, a regional security alarm operating and bulk acquisition company. For the year ended December 31, 2015, revenues from investments in private equity increased $8.6 million compared to 2014, primarily relating to an increase in transaction volume from our sign and alarm businesses. For the year ended December 31, 2015, expenses from investments in private equity increased $12.8 million compared to 2014, of which $8.0 million related to increased transaction volume from our sign and alarm businesses.

For the year ended December 31, 2014, revenues from investments in private equity increased $8.9 million compared to 2013, primarily relating to an increase in transaction volume from our sign and alarm business. For the year ended December 31, 2014, expenses from investments in private equity increased $5.2 million compared to 2013, of which $7.2 million related to increased transaction volume from our sign and alarm businesses.

Technical Services. We own certain subsidiaries which service and support for broadcast transmitters, and design and manufacturer of broadcast systems. See Item 1. Business for a further discussion of these businesses. For the year ended December 31, 2015, revenues and expenses related to Technical Services increased $2.8 million and $1.9 million, respectively, compared to 2014. For the year ended December 31, 2014 revenues and expenses related to Technical increased $4.5 million and $4.6 million, respectively compared to 2013. The increases in both revenues and expenses related to Technical for both 2015 and 2014 are due to increased transaction volume.

Research and development expenses. Our research and development expenses relate to our costs to create Next Gen. See Development of Next Generation Broadcast Platforms (Next Gen) under Operating Strategy under Item 1. Business for further discussion of this initiative. For the years ending December 31, 2015 and 2014, research and development costs related to ONE Media, LLC were $12.4 million, and $6.9 million, respectively.

Income from Equity and Cost Method Investments.  As of December 31, 2015 and 2014, the carrying value of our investments in private equity and real estate ventures, accounted for under the equity or cost method, was $20.8 million and $84.6 million in 2015 and $23.6 million and $71.8 million in 2014, respectively.  Results of our equity and cost method investments in private equity investments and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations. During 2015, we recorded income of $3.6 million related to certain private equity investments and a loss of $2.7 million related to our real estate ventures, which included an impairment charge of $6.0 million related to one of our real estate ventures. During 2014 we recorded income of $3.1 million related to certain private investment funds and a loss of $1.0 million related to our real estate ventures.  During 2013, we recorded income of $2.0 million related to certain private equity funds and income of $1.4 million related to our real estate ventures.

CORPORATE AND UNALLOCATED EXPENSES

				Percent Change (Increase/(Decrease))
	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13
Corporate general and administrative expenses	$5.4	$4.2	$3.9	28.6%	7.7%
Interest expense	$186.5	$170.8	$159.7	9.2%	7.0%
Loss from extinguishment of debt	$—	$14.6	$58.4	(100.0)%	(75.0)%
Income tax provision	$57.7	$97.4	$41.2	(40.8)%	136.4%

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The explanation that follows combines corporate general and administrative expenses found in the Broadcast Segment section with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other divisions which are included in our discussion of expenses in the Other section.

Combined corporate general and administrative expenses increased to $64.2 million in 2015 from $62.5 million in 2014.  Combined corporate general and administrative expenses increased to $62.5 million in 2014 from $53.1 million in 2013.

We expect corporate general and administrative expenses to increase in 2016 compared to 2015 due to expected increases in interest rates and financing a portion of all or any new acquisitions with debt.

Interest expense.  Interest expense increased in 2015 compared to 2014 primarily due to the issuance of $550.0 million of 5.625% Notes in 2014 and incremental borrowings on our Bank Credit Agreement. The increase in interest expense was partially offset by a decrease in interest expense due to the redemption of 8.375% Notes during 2014. See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

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

We expect interest expense to increase in 2016 compared to 2015 as a result of a full year of interest expenses related to the the amendment and restatement of our term loans in 2015 as discussed in Note. 7 Notes Payable and Commerical Bank Financing within the Consolidated Financial Statements and borrowings for our pending acquisitions discusses in Note 11. Commitments and Contingencies within the Consolidated Financial Statements.

Loss from extinguishment of debt.  We recognized a loss on extinguishment of debt of $14.6 million for the year ended December 31, 2014 related to the redemption of the 8.375% Notes in October 2014.

During the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $59.4 million related to the amendments of our Bank Credit Agreement in April and October 2013 and redemption of 9.25% Notes in October 2013, partially offset by a $1.0 million gain on extinguishment from our 3.0% Notes, resulting in a $58.4 million loss from extinguishment of debt. During the year ended December 31, 2013, drew down on our incremental borrowings under the Bank Credit Agreement and wrote off a portion of our deferred financing costs and debt discount on the Term Loan B, resulting in a loss of $0.3 million from extinguishment of debt.

Income tax (provision) benefit. The 2015 income tax provision for our pre-tax income from continuing operations (including the effects of noncontrolling interest) of $229.2 million resulted in an effective tax rate of 25.2%. The 2014 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $309.7 million resulted in an effective tax rate of 31.5%. The decrease in the effective tax rate from 2014 to 2015 is primarily due to a $12.6 million benefit related to the realization of a capital loss from the 2015 sale of the stock of a subsidiary.

The 2013 income tax provision for our pre-tax income from continuing operations (including the effects of the noncontrolling interest) of $103.2 million resulted in an effective tax rate of 40.0%. The decrease in the effective tax rate from 2013 to 2014 is primarily due to the following items: 1) remeasurement of deferred state tax liabilities caused by intercompany mergers and changes in estimates of apportionment in certain states resulting in a $8.2 million benefit in 2014 compared to a $7.0 million expense in 2013; 2) $10.8 million reduction in liability for unrecognized tax benefits in 2014 as a result of statute of limitations expiration; partially offset by 3) greater benefit of state law changes in 2013.

As of December 31, 2015, we had a net deferred tax liability of $585.1 million as compared to a net deferred tax liability of $608.9 million as of December 31, 2014. The decrease primarily relates to: 1) an increase in deferred tax assets resulting from the realization of a capital loss from the sale of the stock of a subsidiary and 2) a decrease in net deferred tax liabilities associated with book-to-tax differences attributable to contingent interest obligations.

As of December 31, 2015, we had $3.3 million of gross unrecognized tax benefits. Of this total, $2.6 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate from continuing operations. As of December 31, 2014, we had $7.1 million of gross unrecognized tax benefits. Of this total, $6.5 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate from continuing operations. We recognized $0.2 million and $0.7 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2015 and 2014, respectively. See Note 10. Income Taxes in the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $150.0 million in cash and cash equivalent balances, net working capital of approximately $166.8 million, and $482.9 million remaining borrowing capacity under our revolving credit facility.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  We anticipate that existing cash and cash equivalents, cash flow from our operations and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

In April 2015, we amended and restated our existing Bank Credit Agreement raising an additional $350.0 million of incremental term loan B commitments. See See Bank Credit Agreement within Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization, in addition to the $150.0 million previously authorized.  There is no expiration date, and currently management has no plans to terminate this program. For the year ended December 31, 2015, we have purchased approximately 1.1 million shares for $28.8 million. As of December 31, 2015, the total remaining authorization was $105.5 million.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Net cash flows from operating activities	$400.7	$430.5	$160.6
Cash flows used in investing activities:
Acquisition of property and equipment	$(91.4)	$(81.5)	$(43.4)
Payments for acquisitions of television stations	(17.0)	(1,485.0)	(1,006.1)
Proceeds from the sale of broadcast assets	23.7	176.7	49.7
Purchase of alarm monitoring contracts	(39.2)	(27.7)	(23.7)
(Increase) Decrease in restricted cash	(3.7)	11.6	(11.5)
Investments in equity and cost method investees	(44.7)	(8.1)	(10.8)
Distributions from equity and cost method investees	21.7	3.9	5.3
Proceeds from termination of life insurance policies	—	17.0	—
Other, net	(0.7)	(4.3)	(10.7)
Net cash flows used in investing activities	$(151.3)	$(1,397.4)	$(1,051.2)
Cash flows from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$382.9	$1,500.7	$2,278.3
Repayments of notes payable, commercial bank financing and capital leases	(395.2)	(582.7)	(1,509.8)
Proceeds from the sale of Class A Common Stock	—	—	472.9
Dividends paid on Class A and Class B common stock	(62.7)	(61.1)	(56.8)
Repurchase of outstanding Class A Common Stock	(28.8)	(133.2)	—
Payments for deferred financing costs	(9.9)	(16.6)	(27.7)
Noncontrolling distributions contributions	(3.9)	(8.2)	(10.3)
Other, net	0.5	5.6	1.3
Net cash flows (used in) from financing activities	$(117.1)	$704.5	$1,147.9

Operating Activities

Net cash flows from operating activities decreased during the year ended December 31, 2015 compared to the same period in 2014.  This decrease is primarily due to higher program payments, interest payments, and income taxes, compared to the same period in 2014, offset by an increase in cash received from customers. The increase in cash received from customers and higher interest and program payments is primarily related to stations acquired in the second half of 2014.

Net cash flows from operating activities increased during the year ended December 31, 2014 compared to the same period in 2013.  The increase was due to higher cash receipts from customers, which is primarily due to our acquisitions since the same period in 2013.  The increase was partially offset by higher program payments, higher cash payments to vendors, and higher compensation expenses.

Investing Activities

Net cash flows used in investing activities decreased during the year ended December 31, 2015, compared to the same period in 2014. This decrease is primarily due to fewer acquisitions of broadcast assets, partially offset by higher capital expenditures, a decrease in proceeds from the sale of broadcast assets, increase in the purchase of alarm contracts, and an increase in equity and cost method investments.

Net cash flows used in investing activities increased during the year ended December 31, 2014 compared to the same period in 2013. This increase is primarily due to $1,485.0 million in payments for the acquisition of television stations during 2014 compared to $1,006.1 million during 2013. See Note. 2 Acquisitions for discussion of stations acquired during those periods. The increase was also caused by higher capital expenditures and purchases of alarm monitoring contracts during 2014. The increase was partially offset by $176.7 million in sales of broadcast assets during 2014 compared to $49.7 million in 2013. See Note 3. Disposition of Assets and Discontinued Operations in the Consolidated Financial Statements for discussion the sale of broadcast assets during the periods. The increase was also offset by proceeds from insurance settlements and the release of cash deposits for station acquisitions in 2014.

Financing Activities

Net cash flows from financing activities decreased during the year ended December 31, 2015, compared to the same period in 2014, due primarily to a decrease in net proceeds from notes payable from less activity in 2015 compared to 2014, partially offset by lower financing costs and less repurchases of Class A Common Stock.

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

During 2014, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February and April, which were paid in March and June. In August and November our Board of Directors declared a quarterly dividend of $0.165 per share, which were paid in September and December. Total dividend payments for the year ended December 31, 2014 were $0.63 per share.  During 2015, our Board of Directors declared a quarterly dividend of $0.165 per share in the months of February, May, August and November, which were paid in March, June, September and December, respectively.  Total dividend payments for the year ended December 31, 2015 were $0.66 per share. In February 2016, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, in certain circumstances, we may make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2015 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS RELATED TO CONTINUING OPERATIONS (a)

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Notes payable, capital leases and commercial bank financing (b), (c)	$4,877.4	$339.0	$666.7	$944.4	$2,927.3
Notes and capital leases payable to affiliates (b)	29.2	5.1	7.9	6.1	10.1
Operating leases	102.9	18.9	28.5	22.4	33.1
Program content (d)	1,257.0	385.5	583.3	246.1	42.1
Programming services (e)	140.3	58.4	58.2	18.1	5.6
Investments and loan commitments (f)	22.1	22.1	—	—	—
Other (g)	120.5	11.6	19.5	17.5	71.9
Total contractual cash obligations	$6,549.4	$840.6	$1,364.1	$1,254.6	$3,090.1

(a)	Excluded from this table are $3.3 million of accrued unrecognized tax benefits. Due to inherent uncertainty, we cannot make reasonable estimates of the amount and period payments will be made.

(b)
Includes interest on debt and capital leases.  Estimated interest on our variable rate debt has been calculated at an effective weighted interest rate of 3.31%.  Variable rate debt represents $1.8 billion of our $3.9 billion total face value of debt as of December 31, 2015.

(c)
See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion of the changes to notes payable, capital leases, and commercial bank financing during 2015.

(d)
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

(e)	Includes obligations related to rating service fees, music license fees, market research, weather and news services.

(f)	Commitments to contribute capital to various non-media private equity investments.

(g)
Other includes obligations related to post-retirement benefits, maintenance and support, other corporate contracts, other long term liabilities, and LMA and outsourcing agreements. Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counterparty. The fees that we are required to pay under these agreements total $3.3 million, $1.6 million, $0.7 million and $0.2 million for the periods 2016, 2017-2018, 2019-2020 and 2021 and thereafter, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in table above.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2015, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements, for further discussion.  As of December 31, 2015, we did not have any outstanding derivative instruments.

We are exposed to risk from the changing interest rates of our variable rate debt, primarily related to our Bank Credit Agreement.  For the year ended December 31, 2015, interest expense on our term loans and revolver related to our Bank Credit Agreement was $53.8 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $17.6 million for the year ended December 31, 2015.  We also have $121.0 million of variable rate debt associated with our other non-media related investments.  We estimate that adding 1.0% to respective interest rates would result in $1.0 million of additional interest expense for the year ended December 31, 2015.  Our consolidated VIEs have $26.7 million of variable rate debt associated with the stations that we provide services to pursuant to LMAs and other outsourcing arrangements.  We estimate that adding 1.0% to respective interest rates would result in an increase interest expense of the VIEs by $0.3 million for the year ended December 31, 2015.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2015.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2015.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Based on our assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Code of business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2015,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

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

4.2
Indenture, dated as of April 2, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 4, 2013).

4.3
Indenture, dated as of October 11, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 17, 2013).

4.4
Indenture, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014).

10.1*
First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.2*
Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).

10.3*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996).
10.4*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Proxy Statement on Schedule 14A for the year ended December 31, 1998).
10.5*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.6*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998).

10.7*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005).

10.8*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006).
10.9*
Stock Appreciation Right Agreement between Sinclair Broadcast Group, Inc. and David D. Smith dated April 2, 2007. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

10.10
Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 3, 2008).

10.11
Amended and restated lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.12
Amended and restated lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.13
Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.14
Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.15*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 22, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2010).

10.16*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated November 11, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011).

10.17*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated August 31, 2015. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2015).

10.18*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steven M. Marks, dated November 14, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011).

10.19*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 9, 2012. (Incorporated by reference form Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012)

10.20
Amended and restated lease dated January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2013).

10.21*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 5, 2013. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2013).

10.22*	Employment Agreement for Steven J. Pruett, Chief Operating Officer. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013).
10.23*
Amendment to the 1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc., by and among Sinclair Broadcast Group, Inc (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 3, 2014).

10.24*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 11, 2014. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 3, 2014).

10.25*	Employment Agreement for Christopher S. Ripley, Chief Financial Officer (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014).
10.26
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 8, 2014.

10.27
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

10.28
Incremental Loan Amendment No. 1, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015).

10.29*	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 2, 2015.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by David D. Smith, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

EXHIBIT NO.	EXHIBIT DESCRIPTION
32.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99	Stockholders’ Agreement dated April 2, 2015 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 6, 2015).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2016.

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

Signature	Title	Date

/s/ David D. Smith	Chairman of the Board, President and
David D. Smith	Chief Executive Officer	February 26, 2016

/s/ Christopher S. Ripley	Chief Financial Officer
Christopher S. Ripley		February 26, 2016

/s/ David R. Bochenek	Senior Vice President and
David R. Bochenek	Chief Accounting Officer	February 26, 2016

/s/ Frederick G. Smith
Frederick G. Smith	Director	February 26, 2016

/s/ J. Duncan Smith
J. Duncan Smith	Director	February 26, 2016

/s/ Robert E. Smith
Robert E. Smith	Director	February 26, 2016

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	February 26, 2016

/s/ Daniel C. Keith
Daniel C. Keith	Director	February 26, 2016

/s/ Martin R. Leader
Martin R. Leader	Director	February 26, 2016

/s/ Howard E. Friedman
Howard E. Friedman	Director	February 26, 2016

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Sinclair Broadcast Group, Inc. and its subsidiaries (the Company) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 26, 2016

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,972	$17,682
Accounts receivable, net of allowance for doubtful accounts of $4,495 and $4,246, respectively	424,608	383,503
Current portion of program contract costs	91,466	88,198
Income taxes receivable	823	3,314
Prepaid expenses and other current assets	26,903	27,842
Deferred barter costs	7,991	5,626
Total current assets	701,763	526,165

PROGRAM CONTRACT COSTS, less current portion	18,996	38,531
PROPERTY AND EQUIPMENT, net	717,137	752,538
RESTRICTED CASH	3,725	—
GOODWILL	1,931,093	1,964,553
BROADCAST LICENSES	132,465	135,075
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,751,570	1,818,263
OTHER ASSETS	175,566	175,203
Total assets (a)	$5,432,315	$5,410,328
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$251,313	$260,848
Current portion of notes payable, capital leases and commercial bank financing	164,184	113,116
Current portion of notes payable and capital leases payable to affiliates	3,166	2,625
Current portion of program contracts payable	108,260	104,922
Deferred barter revenues	8,080	5,806
Total current liabilities	535,003	487,317

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,669,160	3,754,822
Notes payable and capital leases to affiliates, less current portion	17,850	16,309
Program contracts payable, less current portion	56,921	60,605
Deferred tax liabilities	585,072	608,932
Other long-term liabilities	68,631	77,000
Total liabilities (a)	4,932,637	5,004,985
COMMITMENTS AND CONTINGENCIES (See Note 11)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 68,792,483 and 69,578,899 shares issued and outstanding, respectively	688	696
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 25,928,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	259
Additional paid-in capital	962,726	979,202
Accumulated deficit	(437,029)	(545,820)
Accumulated other comprehensive loss	(834)	(6,455)
Total Sinclair Broadcast Group shareholders’ equity	525,810	427,882
Noncontrolling interests	(26,132)	(22,539)
Total equity	499,678	405,343
Total liabilities and equity	$5,432,315	$5,410,328
The accompanying notes are an integral part of these consolidated financial statements.
_____________________________________________________
(a)         Our consolidated total assets as of December 31, 2015 and 2014 include total assets of variable interest entities (VIEs) of $152.4 million and $163.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2015 and 2014 include total liabilities of the VIEs of $35.6 million and $30.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands, except per share data)

	2015	2014	2013
REVENUES:
Media revenues	$2,011,946	$1,784,641	$1,219,091
Revenues realized from station barter arrangements	111,337	122,262	88,680
Other non-media revenues	95,853	69,655	55,360
Total revenues	2,219,136	1,976,558	1,363,131
OPERATING EXPENSES:
Media production expenses	733,199	578,687	386,646
Media selling, general and administrative expenses	431,728	372,220	251,294
Expenses recognized from station barter arrangements	93,204	107,716	77,349
Amortization of program contract costs and net realizable value adjustments	124,619	106,629	80,925
Other non-media expenses	71,803	55,615	45,005
Depreciation of property and equipment	103,433	103,291	70,554
Corporate general and administrative expenses	64,246	62,495	53,126
Amortization of definite-lived intangible and other assets	161,454	125,496	70,820
Research and development	12,436	6,918	—
Loss (gain) on asset dispositions	278	(37,160)	3,392
Total operating expenses	1,796,400	1,481,907	1,039,111
Operating income	422,736	494,651	324,020
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(191,447)	(174,862)	(162,937)
Loss from extinguishment of debt	—	(14,553)	(58,421)
Income from equity and cost method investments	964	2,313	621
Other income, net	1,540	4,998	2,225
Total other expense	(188,943)	(182,104)	(218,512)
Income from continuing operations before income taxes	233,793	312,547	105,508
INCOME TAX PROVISION	(57,694)	(97,432)	(41,249)
Income from continuing operations	176,099	215,115	64,259
DISCONTINUED OPERATIONS:
Income from discontinued operations	—	—	11,558
NET INCOME	176,099	215,115	75,817
Net income attributable to the noncontrolling interests	(4,575)	(2,836)	(2,349)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$171,524	$212,279	$73,468
Dividends declared per share	$0.66	$0.63	$0.60
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share from continuing operations	$1.81	$2.19	$0.66
Basic earnings per share	$1.81	$2.19	$0.79
Diluted earnings per share from continuing operations	$1.79	$2.17	$0.66
Diluted earnings per share	$1.79	$2.17	$0.78
Weighted average common shares outstanding	95,003	97,114	93,207
Weighted average common and common equivalent shares outstanding	95,728	97,819	93,845

AMOUNTS ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$171,524	$212,279	$61,910
Income (loss) from discontinued operations, net of tax	—	—	11,558
Net income	$171,524	$212,279	$73,468

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	2015	2014	2013
Net income	$176,099	$215,115	$75,817
Amortization of net periodic pension benefit costs, net of taxes	190	173	(392)
Adjustments to pension obligations, net of taxes	621	(3,814)	2,571
Pension settlement	4,810	—	—
Unrealized gain on investments, net of taxes	—	285	261
Comprehensive income	181,720	211,759	78,257
Comprehensive (income) loss attributable to the noncontrolling interests	(4,575)	(2,836)	(2,349)
Comprehensive income attributable to Sinclair Broadcast Group	$177,145	$208,923	$75,908

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2012	52,332,012	$523	28,933,859	$289	$600,928	$(713,697)	$(4,993)	$16,897	$(100,053)
Dividends declared on Class A and Class B Common Stock	—	—	—	—	—	(56,767)	—	—	(56,767)
Issuance of common stock, net of issuance costs	18,000,000	180	—	—	472,733	—	—	—	472,913
Class B Common Stock converted into Class A Common Stock	2,905,502	29	(2,905,502)	(29)	—	—	—	—	—
Redemption of 3% Convertible Debentures, net of taxes	338,632	3			8,599				8,602
4.875% Convertible Debentures converted into Class A Common Stock, net of taxes	569,423	6			10,229				10,235
Class A Common Stock issued pursuant to employee benefit plans	—	—	—	—	(5,100)	—	—	—	(5,100)
Tax benefit on share based awards	—	—	—	—	521	—	—		521
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,256)	(10,256)
Issuance of subsidiary share awards	—	—	—	—	—	—	—	344	344
Class A Common Stock sold by variable interest entity, net of taxes	—	—	—	—	7,008	—	—	—	7,008
Other comprehensive income	—	—	—	—	—	—	2,440	—	2,440
Net income	—	—	—	—	—	73,468	—	2,349	75,817
BALANCE, December 31, 2013	74,145,569	$741	26,028,357	$260	$1,094,918	$(696,996)	$(2,553)	$9,334	$405,704

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2014	69,578,899	$696	25,928,357	$259	$979,202	$(545,820)	$(6,455)	$(22,539)	$405,343
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(62,733)	—	—	(62,733)
Repurchases of Class A Common Stock	(1,107,887)	(11)	—	—	(28,812)	—	—	—	(28,823)
Class A Common Stock issued pursuant to employee benefit plans	321,471	3	—	—	11,624	—	—	—	11,627
Tax benefit on share based awards	—	—	—	—	712	—	—	—	712
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,918)	(9,918)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	1,750	1,750
Other comprehensive income	—	—	—	—	—	—	5,621	—	5,621
Net income	—	—	—	—	—	171,524	—	4,575	176,099
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176,099	$215,115	$75,817
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	103,433	103,291	70,554
Amortization of definite-lived intangible assets	161,454	125,496	70,820
Amortization of program contract costs and net realizable value adjustments	124,619	106,629	80,925
Loss on extinguishment of debt, non-cash portion	—	4,605	33,049
Stock-based compensation	18,315	14,296	10,573
Deferred tax (benefit) provision	(28,446)	(818)	22,518
Loss (gain) on the sale of assets	278	(37,160)	3,392
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(38,666)	(44,253)	(90,635)
Net change in net income taxes payable/receivable	3,203	8,253	(4,937)
(Increase) decrease in prepaid expenses and other current assets	(3,474)	(2,215)	8,295
(Decrease) increase in accounts payable and accrued liabilities	(18,134)	53,312	7,954
Payments on program contracts payable	(109,057)	(93,682)	(90,080)
Original debt issuance discount paid	—	(3,583)	(23,766)
Real estate held for development and sale	(2,674)	(20,683)	(10,768)
Other, net	13,745	1,851	(3,134)
Net cash flows from operating activities	400,695	430,454	160,577
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(91,421)	(81,458)	(43,388)
Payments for acquisitions of television stations, net of cash acquired	(17,011)	(1,485,039)	(1,006,144)
Proceeds from the sale of broadcast assets	23,650	176,675	49,738
Purchase of alarm monitoring contracts	(39,185)	(27,701)	(23,721)
(Increase) decrease in restricted cash	(3,725)	11,616	(11,522)
Investments in equity and cost method investees	(44,715)	(8,104)	(10,767)
Proceeds from termination of life insurance policies	—	17,042	—
Investment in marketable securities	—	(925)	(11,604)
Distributions from cost method investees	21,749	3,869	5,258
Other, net	(653)	(3,331)	909
Net cash flow used in investing activities	(151,311)	(1,397,356)	(1,051,241)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	382,887	1,500,720	2,278,293
Repayments of notes payable, commercial bank financing and capital leases	(395,147)	(582,764)	(1,509,760)
Proceeds from the sale of Class A Common Stock	—	—	472,913
Repurchase of outstanding Class A Common Stock	(28,823)	(133,157)	—
Dividends paid on Class A and Class B Common Stock	(62,733)	(61,103)	(56,767)
Payments for deferred financing costs	(3,847)	(16,590)	(27,724)
Noncontrolling interests distributions	(9,918)	(8,184)	(10,256)
Other, net	487	5,558	1,204
Net cash flows (used in) from financing activities	(117,094)	704,480	1,147,903
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132,290	(262,422)	257,239
CASH AND CASH EQUIVALENTS, beginning of year	17,682	280,104	22,865
CASH AND CASH EQUIVALENTS, end of year	$149,972	$17,682	$280,104

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company that owns or provides certain programming, operating or sales services to television stations pursuant to broadcasting licenses that are granted by the Federal Communication Commission (the FCC or Commission). We owned and provided programming and operating services pursuant to local marketing agreements (LMAs) or provided or were provided sales services pursuant to outsourcing agreements (JSAs and SSAs) to 163 stations in 79 markets which broadcast 444 channels, as of December 31, 2015. For the purpose of this report, these 163 stations and 444 channels are referred to as “our” stations and channels.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase, the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of December 31, 2015 and 2014, we have concluded that 37 of these licensees are VIEs, respectively.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 12. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $284.4 million, $286.3 million and $235.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership and Joint Sale Agreements within Note 11. Commitments and Contingencies for discussion of recent changes in FCC rules related to JSAs.

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

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$491
Accounts receivable	21,719	19,521
Current portion of program contract costs	13,287	9,544
Prepaid expenses and other current assets	331	297
Total current asset	35,827	29,853

PROGRAM CONTRACT COSTS, less current portion	4,541	6,922
PROPERTY AND EQUIPMENT, net	7,609	9,716
GOODWILL	787	787
BROADCAST LICENSES	17,599	16,935
DEFINITE-LIVED INTANGIBLE ASSETS, net	79,086	96,732
OTHER ASSETS	6,924	2,376
Total assets	$152,373	$163,321
LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,240	$1,365
Current portion of notes payable, capital leases and commercial bank financing	3,687	3,659
Current portion of program contracts payable	12,627	9,714
Total current liabilities	17,554	14,738

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	24,594	28,640
Program contracts payable, less current portion	13,679	10,161
Other long term liabilities	8,067	8,739
Total liabilities	$63,894	$62,278

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of December 31, 2015 and 2014, which are excluded from liabilities above, were $37.6 million and $34.4 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.5 million and $4.3 million, respectively for the years ended December 31, 2015 and 2014, respectively.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $72.5 million and $78.1 million as of December 31, 2015 and December 31, 2014, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2015 and 2014 was $18.1 million and $22.7 million, respectively, are included in other assets in the consolidated balance sheets. See Other Assets below for more information related to our equity and cost method investments. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $7.7 million, $2.2 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to these investments.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The new standard was to be effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB decided to defer the effective date by one year to the annual reporting period beginning after December 15, 2017, however, early adoption as of the original effective date will be permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our financial statements.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of this new guidance on our financial statements.

In February 2015, the FASB issued new guidance that amends the current consolidation guidance on the determination of whether an entity is a variable interest entity.  This new standard is effective for the interim and annual periods beginning after December 15, 2015.  We are currently evaluating the impact of this new guidance on our financial statements.

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

In September 2015, the FASB issued guidance on the recognition of measurement period adjustments in connection with business combinations. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments and now requires the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The new standard also requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. We have early adopted this guidance effective September 30, 2015. We made certain immaterial measurement period adjustments related to prior period acquisitions during the year ended December 31, 2015. See Note 2. Acquisitions for more information. The impact of the adoption did not have a material impact on our financial statements.

In November 2015, FASB issued guidance requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the classified statement of financial position. We early adopted the guidance and applied the change in accounting as of December 31, 2015 with retrospective application to prior periods. As such, within our consolidated balance sheet as of December 31, 2014, we reclassified $6.7 million of deferred tax liabilities from current to long-term. The change in accounting principle does not have an impact on our statements of operations or cash flows.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

During 2015, we entered into certain definitive agreements to purchase certain stations discussed in under Pending Acquisitions in Note 11. Commitments and Contingencies, which required certain deposits to be made in escrow accounts. As of December 31, 2015, we had $3.7 million restricted cash classified as noncurrent related to the amounts held in escrow for these acquisitions.

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Balance at beginning of period	$4,246	$3,379	$3,091
Charged to expense	1,292	2,186	1,802
Net write-offs	(1,043)	(1,319)	(1,514)
Balance at end of period	$4,495	$4,246	$3,379

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

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  With the exception of one and two-year contracts, amortization of program contract costs is computed using an accelerated method.  Program contract costs are amortized on a straight-line basis for one and two-year contracts.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

Other Assets

Other assets as of December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Equity and cost method investments	$116,031	$107,847
Unamortized costs related to debt issuances	3,663	5,274
Other	55,872	62,082
Total other assets	$175,566	$175,203

We have equity and cost method investments primarily in private equity investments and real estate ventures.  In the event that one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2015, 2014 and 2013, none of our investments were significant individually or in the aggregate.

As of December 31, 2015 and 2014, our unfunded commitments related to private equity investment funds totaled $22.1 million and $15.6 million, respectively.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess whether a loss in value has occurred related to the investment.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations or industry comparables, based on the various facts available to us.  For the year ended December 31, 2015, we recorded a $6.0 million impairment charge related to one real estate investment. For the year ended December 31, 2014, we there were no impairment charges recorded. For the year ended December 31, 2013, we recorded impairments of $0.6 million related to two of our investments. The impairments are recorded in the income (loss) from equity and cost method investments in our consolidated statement of operations.

Unamortized costs related to debt issuances represents direct costs related to our revolving credit facility and is amortized to interest expense over the term of the debt using the effective interest method.  As discussed in Recent Accounting Pronouncements in this note above, unamortized costs related to our other debt issuances is recorded as a direct deduction from the carrying value of the debt recorded as liability. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if we determine that there has been a substantial modification of the related debt.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

We assess annually, in the fourth quarter, whether goodwill and indefinite-lived intangible assets are impaired. Additionally, impairment assessments may be performed on an interim basis when events or changes in circumstances indicate that impairment potentially exists. We aggregate our stations by market for purposes of our goodwill and broadcast licenses impairment testing. We believe that our markets are most representative of our broadcast reporting units because segment management views, manages and evaluates our stations on a market basis.  Furthermore, in our markets, where we operate or provide services to more than one station, certain costs of operating the stations are shared including the use of buildings and equipment, the sales force and administrative personnel.

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

If we conclude that it is more likely than not that a reporting unit is impaired, we will apply the quantitative two-step method. In the first step, we determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including quoted market prices, observed earnings/cash flow multiples paid for comparable television stations and discounted cash flow models. Our discounted cash flow model is based on our judgment of future market conditions within each designated market area based on our internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.  If the net book value of the reporting unit were to exceed the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill to determine the implied fair value. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

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

We periodically evaluate our long-lived assets for impairment and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their estimated fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  See Note 6. Goodwill, Broadcast Licenses and Other Intangible Assets, for more information.

Accounts Payable and Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Compensation and employee health insurance	$65,364	$56,871
Interest	32,788	33,347
Deferred revenue	24,837	27,037
Programming related obligations	54,381	70,344
Other accruals relating to operating expenses	73,943	73,249
Total accounts payable and accrued liabilities	$251,313	$260,848

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2015 and 2014, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Supplemental Information — Statements of Cash Flows

During 2015, 2014 and 2013, we had the following cash transactions (in thousands):

	2015	2014	2013
Income taxes paid related to continuing operations	$106,979	$100,986	$26,037
Income tax refunds received related to continuing operations	$196	$1,407	$4,414
Interest paid	$182,425	$157,349	$147,083

Non-cash transactions related to capital lease obligations were $2.8 million and $10.4 million for the years ended December 31, 2015, and 2013, respectively.  There were no non-cash transactions related to capital lease obligations for the year ended December 31, 2014. The non-cash conversion of the 4.875% Notes into Class A Common Stock was $8.6 million, net of taxes for the year ended December 31, 2014.

Revenue Recognition

Total revenues include: (i) cash and barter advertising revenues, net of agency commissions; (ii) retransmission consent fees; (iii) network compensation; (iv) other media revenues and (v) revenues from our other businesses.

Advertising revenues, net of agency commissions, are recognized in the period during which advertisements are placed.

Some of our retransmission consent agreements contain both advertising and retransmission consent elements.  We have determined that these retransmission consent agreements are revenue arrangements with multiple deliverables.  Advertising and retransmission consent deliverables sold under our agreements are separated into different units of accounting at fair value.  Revenue applicable to the advertising element of the arrangement is recognized similar to the advertising revenue policy noted above.  Revenue applicable to the retransmission consent element of the arrangement is recognized over the life of the agreement.

Network compensation revenue is recognized over the term of the contract.  All other significant revenues are recognized as services are provided.

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008.  On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date, and currently management has no plans to terminate this program.  For the year ended December 31, 2015, we have purchased approximately 1.1 million shares for $28.8 million. As of December 31, 2015, the total remaining authorization was $105.5 million.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in station production and other operating division expenses.  Total advertising expenses from continuing operations, net of advertising co-op credits, were $23.9 million, $21.3 million and $15.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Financial Instruments

Financial instruments, as of December 31, 2015 and 2014, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 7. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Post-retirement Benefits

During the fourth quarter of 2015, we fully settled the benefit obligation of our pension plan. We relieved our benefit obligation via lump sum distributions and/or the purchase of annuity contracts. Upon settlement we recorded $9.3 million of pension expense, including the recognition of $8.0 million of unamortized actuarial loses which was recorded in accumulated other comprehensive income, and $4.6 million of pension liability, representing the underfunded status of our defined pension plan, which was included within other long-term liabilities within our consolidated balance sheet.

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

While the nonqualified plan is unfunded, Fisher had made investments in annuity contracts and life insurance policies on the lives of certain individual participants to assist in future payment of retirement benefits.  The carrying value of the annuity contracts and life insurance policies was $2.2 million and $2.4 million as of December 31, 2015 and 2014, respectively, which was included in other assets in our consolidated balance sheet.

As of December 31, 2015, the estimated projected benefit obligation was $22.4 million, of which $1.8 million is included in accrued expenses in the consolidated balance sheet and the $20.6 million is included in other long-term liabilities.  During the years ended December 31, 2015 and 2014, we made $1.5 million and $2.1 million in benefit payments, recognized $0.9 million and $1.0 million of periodic pension expense, reported in other expenses in the consolidated statement of operations, and $1.0 million of actuarial gains and $3.2 million of actuarial losses through other comprehensive income, respectively.

At December 31, 2015, the projected benefit obligation was measured using a 4.11% discount rate compared to a discount rate of 3.69% for the year ended December 31, 2014. We estimated its discount rate, in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

We estimate that benefits expected to be paid to participants under the Fisher SERP as follows (in thousands):

December 31,
2016	$1,791
2017	1,717
2018	1,649
2019	1,587
2020	1,535
Next 5 years	7,089

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              ACQUISITIONS:

During the years ended December 31, 2015, 2014 and 2013, we acquired certain assets related to a total of 88 television stations in 49 markets, in the aggregate, for an aggregate purchase price of $2,466.6 million plus working capital of $55.7 million, which is comprised of 1 station in 1 market in 2015 for a purchase price of $15.5 million; 22 stations in 15 markets in 2014 for an aggregate purchase price of $1,434.5 million plus working capital of $47.3 million; and 65 stations in 33 markets in 2013 for a purchase price $1,016.6 million less working capital of $8.4 million.  All of these acquisitions provide expansion into additional markets and increases value based on the synergies we can achieve. The following summarizes the material acquisition activity during the years ended December 31, 2014 and 2013:

2014 Acquisitions

Allbritton.  Effective August 1, 2014, we completed the acquisition of all of the outstanding common stock of Perpetual Corporation and equity interest of Charleston Television, LLC (together the “Allbritton Companies”) for $985.0 million plus working capital of $50.1 million.  The Allbritton Companies owned and operated nine television stations in the following seven markets, all of which were affiliated with ABC: Washington, DC; Birmingham, AL; Harrisburg, PA; Little Rock / Pine Bluff, AR; Tulsa, OK; Roanoke / Lynchburg, VA; and Charleston, SC. Also included in the purchase was NewsChannel 8, a 24-hour cable/satellite news network covering the Washington, D.C. metropolitan area.  We financed the total purchase price with proceeds from the issuance of 5.625% senior unsecured notes, a draw on our amended bank credit agreement, and cash on hand. See Note 7. Notes Payable and Commercial Bank Financing.  In connection with the acquisition, we sold the acquired assets related to the Harrisburg, PA station effective September 1, 2014.  See Note 3. Disposition of Assets and Discontinued Operations for further discussion.

MEG Stations.  Effective December 19, 2014, we completed the acquisition of four television stations in three markets from Media General, Inc (MEG Stations) for a purchase price of $207.5 million less working capital of $1.6 million.  The acquired stations are located in the following markets: Providence, RI / New Bedford, MA; Green Bay / Appleton, WI; and Savannah, GA. We financed the purchase price with cash on hand and borrowing under our revolving credit facility. Simultaneously, we sold to Media General, our television stations in Tampa, FL and Colorado Springs, CO.  See Note 3. Disposition of Assets and Discontinued Operations for further discussion.  We financed the purchase price, net of the proceeds received from the sale of those stations, with borrowings under our revolving credit facility.

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

Fisher.  Effective August 8, 2013, we completed the acquisition of all of the outstanding common stock of Fisher. We paid $373.2 million to the shareholders of the Fisher common stock, representing $41.0 per common share. We financed the total purchase price with cash on hand. Fisher owned and/or operated twenty-two television stations in the following eight markets: Seattle-Tacoma, WA; Portland, OR; Spokane, WA; Boise, ID; Eugene, OR; Yakima/Pasco/Richland/Kennewick, WA; Bakersfield, CA; and Idaho Falls/Pocatello, ID. Also included in the purchase were the assets of four radio stations in the Seattle/Tacoma, WA market.

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

The following tables summarize the allocated fair value of acquired assets and assumed liabilities, including the net assets of consolidated VIEs (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Accounts receivable	$—	$—	$38,542	$—	$38,542
Prepaid expenses and other current assets	476	67	19,890	79	20,512
Program contract costs	1,954	482	1,204	2,561	6,201
Property and equipment	23,462	8,300	46,600	8,352	86,714
Broadcast licenses	675	—	13,700	225	14,600
Definite-lived intangible assets	125,925	70,375	564,100	87,915	848,315
Other assets	—	—	20,352	1,500	21,852
Assets held for sale	—	—	83,200	—	83,200
Accounts payable and accrued liabilities	(2,085)	(277)	(8,351)	(1,143)	(11,856)
Program contracts payable	(1,914)	(481)	(1,140)	(2,554)	(6,089)
Deferred tax liability	—	—	(261,291)	—	(261,291)
Other long term liabilities	—	(1,200)	(17,263)	—	(18,463)
Fair value of identifiable net assets acquired	148,493	77,266	499,543	96,935	822,237
Goodwill	57,398	41,024	535,694	25,501	659,617
Total	$205,891	$118,290	$1,035,237	$122,436	$1,481,854

	Fisher	Barrington	Other	Total 2013 acquisitions
Cash	$13,531	$—	$—	$13,531
Accounts receivable	29,485	—	8,226	37,711
Prepaid expenses and other current assets	19,133	681	5,217	25,031
Program contract costs	11,427	4,011	6,050	21,488
Property and equipment	73,968	73,621	67,034	214,623
Broadcast licenses	29,771	719	4,395	34,885
Definite-lived intangible assets	166,034	220,253	169,438	555,725
Other assets	9,284	—	1,394	10,678
Assets held for sale	6,339	—	—	6,339
Accounts payable and accrued liabilities	(20,127)	(2,725)	(3,926)	(26,778)
Program contracts payable	(10,977)	(3,813)	(6,331)	(21,121)
Deferred tax liability	(74,177)	—	(2,304)	(76,481)
Other long term liabilities	(23,384)	(65)	(10,550)	(33,999)
Fair value of identifiable net assets acquired	230,307	292,682	238,643	761,632
Goodwill	143,942	75,004	45,538	264,484
Less: fair value of non-controlling interest	(1,053)	—	—	(1,053)
Total	$373,196	$367,686	$284,181	$1,025,063

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

During the year ended December 31, 2015, we made certain measurement period adjustments to the initial purchase accounting for the acquisitions in 2014, resulting in reclassifications between certain noncurrent assets and noncurrent liabilities, including a decrease to property and equipment of approximately $12.5 million, a decrease to broadcast licenses of $3.4 million, an increase to definite-lived intangible assets of $58.3 million, and a decrease to goodwill of $42.2 million, as well as a corresponding decrease to depreciation of $0.7 million and a decrease to amortization of $0.7 million during the year ended December 31, 2015.

The intangible assets will be amortized over the estimated remaining useful lives of 15 years for network affiliations and 10-15 years for the customer relationships.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  Other intangible assets will be amortized over the respective weighted average useful lives ranging from 14 to 15 years. The following tables summarize the amounts allocated to definite-lived intangible assets representing the estimated fair values and estimated goodwill deductible for tax purposes (in thousands):

	MEG Stations	KSNV	Allbritton	Other	Total 2014 acquisitions
Network affiliations	$56,925	$44,775	$356,900	27,575	$486,175
Customer relationships	45,500	25,600	207,200	44,800	323,100
Other intangible assets	23,500	—	—	15,540	39,040
Fair value of identifiable definite-lived intangible assets acquired	$125,925	$70,375	$564,100	$87,915	$848,315
Estimated goodwill deductible for tax purposes	$57,398	$41,024	$—	$25,501	$123,923

	Fisher	Barrington	Other	Total 2013 acquisitions
Network affiliations	$117,499	$103,245	$99,805	$320,549
Customer relationships	18,110	41,939	19,992	80,041
Other intangible assets	30,425	75,069	49,641	155,135
Fair value of identifiable definite-lived intangible assets acquired	$166,034	$220,253	$169,438	$555,725
Estimated goodwill deductible for tax purposes	$10,765	$75,004	111,208	$196,977

The following tables summarize the results of the acquired operations included in the financial statements of the Company beginning on the acquisition date of each acquisition as listing above (in thousands):

Revenues	2015	2014	2013
MEG Stations	$69,275	$2,299	$—
KSNV	32,471	5,972	—
Allbritton	231,300	106,258	—
Barrington	154,279	173,013	16,927
Fisher	183,667	184,534	79,078
Other stations acquired in:
2014	42,470	9,172	—
2013	140,208	139,521	52,440
Total net broadcast revenues	$853,670	$620,769	$148,445

Operating Income	2015	2014	2013
MEG Stations	$15,246	$1,010	$—
KSNV	7,206	2,108	—
Allbritton	39,550	26,914	—
Barrington	24,435	34,875	4,096
Fisher	27,086	26,940	19,019
Other stations acquired in:
2014	8,451	1,569	—
2013	23,068	26,487	12,007
Total operating income	$145,042	$119,903	$35,122

In connection with the 2014 and 2013 acquisitions, for the years ended December 31, 2014 and 2013, we incurred a total of $5.7 million, and $2.8 million, respectively, of costs primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the 2014 and 2013 acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the 2014 and 2013 acquisitions presented under Other above, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

	(Unaudited)
	2014	2013
Total revenues	$2,150,124	$1,838,167
Net Income	$189,174	$41,323
Net Income attributable to Sinclair Broadcast Group	$186,338	$38,974
Basic earnings per share attributable to Sinclair Broadcast Group	$1.92	$0.42
Diluted earnings per share attributable to Sinclair Broadcast Group	$1.90	$0.42

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, and exclusion of nonrecurring financing and transaction related costs. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangibles and intangible assets in purchase accounting.  The pro forma revenues and net income exclude the results of the stations acquired in 2014 or 2013 that were subsequently sold, as discussed in above and in Note 3. Disposition of Assets and Discontinued Operations.

3.              DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

Discontinued Operations

The operating results of our television stations in Lansing, MI (WLAJ-TV), which was sold effective March 1, 2013 for $14.4 million, and Providence, RI (WLWC-TV), which was sold effective April 1, 2013 for $13.8 million, are not included in our consolidated results of operations from continuing operations for the year ended December 31, 2013 and were classified as discontinued operations. Total revenues and income before taxes for WLAJ-TV and WLWC-TV, which are included in discontinued operations for the year ending December 31, 2013, were $0.6 million and $1.6 million, and $0.2 million and $0.4 million, respectively. The resulting gain on the sale of these stations in 2013 was negligible. In 2014, the FASB issued new guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. We early adopted this new guidance in 2014. If this guidance were effective for the above discontinued operations, then the sale of those television stations would not have met the criteria under the new guidance.

We recognized an $11.2 million income tax benefit during the year ended December 31, 2013, attributable to the adjustment of certain liabilities for unrecognized tax benefits related to discontinued operations. See Note 10. Income Taxes for further information.

Dispositions related to station acquisitions

As discussed in Note 2. Acquisitions, we completed the acquisition of certain broadcast assets from Media General.  Simultaneously, in December 2014, we sold to Media General the broadcast assets of WTTA in Tampa, FL and KXRM/KXTU in Colorado Springs, CO for $93.1 million less working capital of $0.6 million.  For the year ended December 31, 2014, we recognized a $39.0 million gain on sale related to WTTA.

Concurrent with the acquisition of the Allbritton companies discussed in Note 2. Acquisitions, due to FCC multiple ownership rules, we sold WHTM in Harrisburg/Lancaster/York, PA to Media General in September 2014 for $83.4 million, less working capital of $0.2 million and the non-license assets of WTAT in Charleston, SC to Cunningham for $14.0 million, effective August 1, 2014.  WHTM was acquired from the Allbritton companies and assets of WHTM were classified as assets held for sale in the Allbritton purchase price allocation.  We did not recognize a gain or loss on this transaction. Prior to the sale of WTAT, we operated the station under an LMA and purchase agreement with Cunningham.  This sale was accounted for as a transaction between parties under common control.  See Note 12. Related Person Transactions for further discussion.

Concurrent with the Barrington acquisition, due to FCC multiple ownership rules, we sold our station, WSYT (FOX), and assigned its LMA with WNYS (MNT), in Syracuse, NY to a third party for $15.0 million, and recognized a loss on sale of $3.3 million. We also sold our station, WYZZ (FOX) in Peoria, IL, which receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to certain outsourcing agreements, to Cunningham for $22.0 million. This sale was accounted for as a transaction between parties under common control.  See Note 12. Related Person Transactions for further discussion.

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

Assets Held for Sale

 As of December 31, 2014, we classified the assets and liabilities of Triangle Sign & Service, LLC (Triangle) as held for sale, however it is no longer our intent to divest of Triangle and therefore the assets and liabilities are not classified as held for sale as of December 31, 2015. The results of operations related to Triangle are included within the results of continuing operations as the criteria for classification as discontinued operations was not met.

4.              STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Under the LTIP, we have issued restricted stock awards (RSAs), stock grants to our non-employee directors, stock-settled appreciation rights (SARs) and stock options.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2015, 7,753,059 shares (including forfeited shares) were available for future grants.   Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions (the Match) for participants in our 401(k) plan, an employee stock purchase plan (ESPP), and subsidiary stock awards.  Stock-based compensation expense has no effect on our consolidated cash flows.  For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation of $18.0 million, $13.9 million and $10.6 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.   RSAs issued in 2015, 2014 and 2013 have certain restrictions that lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends.  The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2014	229,700	$18.71
2015 Activity:
Granted	101,050	24.93
Vested	(192,850)	16.89
Forfeited	—	—
Unvested shares at December 31, 2015	137,900	25.81

For the years ended December 31, 2015, 2014 and 2013, we recorded compensation expense of $5.3 million, $3.2 million and $2.7 million, respectively.  The majority of the unrecognized compensation expense of $1.1 million as of December 31, 2015 will be recognized in 2016.  During 2015, RSAs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock.  In 2015, 2014 and 2013, we issued 20,000 shares, 12,000 shares and 31,250 shares, respectively.  We recorded expense of $0.6 million, $0.4 million and $0.8 million for each of the years ended December 31, 2015, 2014 and 2013, respectively, which was based on the average share price of the stock on the date of grant.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings (loss) per share.

SARs.  During the years ended December 31, 2015, 2014 and 2013, 310,000, 200,000 and 500,000 SARs were granted with base values per share of $24.93, $27.86 and $14.21, respectively, to our President and Chief Executive Officer.  The SARs have a 10-year term and vest immediately.  The base value of each SAR is equal the closing price of our Class A Common Stock on the grant date.   For the years ended December 31, 2015, 2014 and 2013, we recorded compensation expense equal to the estimated fair value at the grant date, of $2.6 million, $2.6 million and $3.2 million, respectively.  We valued the SARs using the Black-Scholes model and the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.3%	1.5%	0.9%
Expected years until exercise	5 years	5 years	5 years
Expected volatility	47%	65%	73%
Annual dividend yield	2.7%	2.2%	4.3%

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

The following is a summary of the 2015 activity:

	SARs	Weighted- Average Price
Outstanding at December 31, 2014	1,600,000	$15.08
2015 Activity:
Granted	310,000	24.93
Exercised	—	—
Outstanding SARs at December 31, 2015	1,910,000	16.68

The aggregate intrinsic value of the 1,910,000 outstanding as of December 31, 2015 was $30.3 million, and the outstanding SARs have a weighted average remaining contractual life of 6.41 years as of December 31, 2015.  During 2015, 2014 and 2013, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Options.  Effective April 1, 2014, we entered into an employment agreement with our Chief Financial Officer, to grant annually on each December 31, an option to purchase 125,000 shares of Class A Common Stock beginning December 31, 2014 through December 31, 2021.  Upon grant, the stock options are immediately exercisable.  The maximum aggregate intrinsic value that can be earned under the arrangement cannot exceed $20 million. The stock options are granted with an exercise price equal to the closing price of the stock on the date of grant and have a 10 year contractual life.

	Options	Weighted- Average Price
Outstanding at December 31, 2014	125,000	$27.36
2015 Activity:
Granted	125,000	32.54
Exercised	—	—
Outstanding Options at December 31, 2015	250,000	29.95

Since the stock options are fully vested upon grant and requisite service must be satisfied to receive the award, we estimate the fair value of each of the options to be issued in the future and recognize the compensation expense over the period until the actual grant date.  The fair value of each award is remeasured each period until the actual grant with the ultimate cumulative expense equaling the grant date fair value of the award.  During the years ended December 31, 2015 and 2014, we recorded $0.8 million and $1.5 million of stock-based compensation expense related to this arrangement, respectively, based on estimated fair values of each of the options, of which $0.8 million and $1.1 million were attributable to the options granted on December 31, 2015 and 2014, respectively.

We value the stock options using the Black-Scholes pricing model.  We used the following inputs to the model to value the options granted on December 31, 2015 and 2014, which have an exercise price of $32.54 and $27.36 per share, respectively:

	2015	2014
Risk-free interest rate	1.9%	1.8%
Expected years to exercise	5 years	5 years
Expected volatility	42.1%	47.6%
Annual dividend yield	2.0%	2.3%

The risk-free interest rate is based on the U.S. Treasury yield curve, in effect at the time of grant, for U.S. Treasury STRIPS that approximate the expected life of the options.  The expected volatility is based on our historical stock prices over a period equal to the expected life of the options.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

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

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1 of each year for the previous calendar year’s Match.  The Match is discretionary and is equal to a maximum of 50% of elective deferrals by eligible employees, capped at 4% of the employee’s total cash compensation.  For the years ended December 31, 2015, 2014 and 2013, we recorded $6.2 million, $5.2 million and $3.1 million, respectively, of stock-based compensation expense related to the Match. A total of 3,000,000 shares of Class A Common Stock are reserved for matches under the plan.  As of December 31, 2015, 598,739 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $0.7 million and $0.3 million, respectively.  A total of 2,200,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2015, 132,383 shares were available for future grants.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and/or appraisals.  These stock awards vest immediately.  For the years ended December 31, 2015, 2014 and 2013, we recorded compensation expense of $1.8 million, $0.2 million and $0.3 million, respectively, related to these awards which increase noncontrolling interest equity.  These awards have no effect on the shares used in our basic and diluted earnings per share.

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

Property and equipment consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Land and improvements	$60,678	$55,269
Real estate held for development and sale	91,106	113,514
Buildings and improvements	210,597	192,478
Station equipment	667,454	684,176
Office furniture and equipment	85,411	70,402
Leasehold improvements	22,693	19,091
Automotive equipment	47,402	37,726
Capital leased assets	84,474	81,625
Construction in progress	34,666	18,774
	1,304,481	1,273,055
Less: accumulated depreciation	(587,344)	(520,517)
	$717,137	$752,538

Capital leased assets are related to building, tower and equipment leases.  Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations.  We added a $2.8 million capital lease in the quarter ended December 31, 2015. We recorded capital lease depreciation expense of $3.9 million, $3.7 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.              GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $1,931.1 million and $1,964.6 million at December 31, 2015 and 2014, respectively.  The change in the carrying amount of goodwill related to continuing operations was as follows (in thousands):

	Broadcast	Other	Consolidated
Balance at December 31, 2013
Goodwill	$1,790,167	$3,488	$1,793,655
Accumulated impairment losses	(413,573)	—	(413,573)
	1,376,594	3,488	1,380,082
Acquisition of television stations (a)	701,854	—	701,854
Sale of broadcast assets (d)	(26,731)	—	(26,731)
Deconsolidation of variable interest entities (b)	(21,357)	—	(21,357)
Measurement period adjustments related to 2013 acquisitions	(66,320)	—	(66,320)
Assets held for sale (e)	—	(2,975)	(2,975)
Balance at December 31, 2014 (c)
Goodwill (a)	2,377,613	513	2,378,126
Accumulated impairment losses	(413,573)	—	(413,573)
	1,964,040	513	1,964,553
Acquisition of television stations (a)	5,802	—	5,802
Measurement period adjustments related to 2014 acquisitions	(42,237)	—	(42,237)
Change in assets held for sale (e)	—	2,975	2,975
Balance at December 31, 2015 (c)
Goodwill	2,341,178	3,488	2,344,666
Accumulated impairment losses	(413,573)	—	(413,573)
	$1,927,605	$3,488	$1,931,093
_______________________________________________________

(a)	In 2015 and 2014, we acquired goodwill as a result of acquisitions as discussed in Note 2. Acquisitions.

(b)
In 2014, we deconsolidated certain variable interest entities and the amounts relate to WYZZ in Peoria, IL and WTAT in Charleston, SC, as discussed in Variable Interest Entities within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(c)	Approximately $0.8 million of goodwill relates to consolidated VIEs as of December 31, 2015 and 2014.

(d)
Amounts relate to the 2014 sale of WTTA in Tampa, FL and KXRM/KXTU in Colorado Springs, CO.  See Note 3. Disposition of Assets and Discontinued Operations for further discussion on the sale of these stations.

(e)	We concluded that the assets of Triangle were no longer classified as assets held for sale. See Note 3. Disposition of Assets and Discontinued Operations for further discussion.

We did not have any indicators of impairment in any interim period in 2015, 2014, or 2013, and therefore did not perform interim impairment tests for goodwill during those periods. We performed our annual impairment tests for goodwill in the fourth quarter of 2015 and 2014 and as a result of our qualitative assessment we concluded based on our qualitative assessment of goodwill that it was more likely than not that the fair values of the reporting units would sufficiently exceed their carrying values and it was unnecessary to perform the quantitative two-step method.

The qualitative factors for our reporting units reviewed during our annual assessments, indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units.

As of December 31, 2015 and 2014, the carrying amount of our broadcast licenses related to continuing operations was as follows (in thousands):

	2015	2014
Beginning balance	135,075	101,029
Acquisition of television stations (a)	992	18,027
Sale of broadcast assets	(175)	(45)
Impairment charge	—	(3,240)
Measurement period adjustments related to 2014 acquisitions	(3,427)	19,355
Deconsolidation of variable interest entities (b)	—	(51)
Ending balance (c)	132,465	135,075
_______________________________________________________

(a)	In 2015 and 2014, we acquired broadcast licenses as a result of acquisitions as discussed in Note 2. Acquisitions.

(b)
In 2014, we deconsolidated certain variable interest entities and the amounts relate to WYZZ in Peoria, IL and WTAT in Charleston, SC, as discussed in Variable Interest Entities within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(c)	Approximately $17.6 million and $16.9 million of broadcast licenses relate to consolidated VIEs as of December 31, 2015 and 2014, respectively.

We did not have any indicators of impairment for broadcast licenses in any interim period in 2015, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in the fourth quarter of 2015 and as a result of our qualitative and quantitative assessments we recorded no impairment. We performed our annual impairment tests for indefinite-lived intangibles in the fourth quarter of 2014 and as a result of our qualitative and/or quantitative assessments we recorded $3.2 million in impairment, included with amortization of $113.4 million within the consolidated statement of operations, related to broadcast licenses with a carrying value of $21.1 million, compared to their estimated fair value of $17.9 million, as a result of a decrease in the projected future market revenues related to our radio broadcast licenses in Seattle, WA.

The key assumptions used to determine the fair value of our broadcast licenses consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated market revenues, normalized market share, normalized profit margin, and estimated start-up costs. The qualitative factors for our broadcast licenses indicated an increase in market revenues, stable market shares and stable cost factors.   The revenue, expense and growth rates used in determining the fair value of our broadcast licenses remained constant or increased slightly from 2014 to 2015.  The growth rates are based on market studies, industry knowledge and historical performance.  The discount rates used to determine the fair value of our broadcast licenses did not change significantly over the last three years.  The discount rate is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations (in thousands):

	As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	1,378,425	(343,729)	1,034,696
Customer Relationships (a)	806,727	(225,176)	581,551
Other (b)	193,594	(58,271)	135,323
Total	2,378,746	(627,176)	1,751,570

	As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	1,396,792	(257,526)	1,139,266
Customer Relationships (a)	749,292	(177,453)	571,839
Other (b)	174,442	(67,284)	107,158
Total	2,320,526	(502,263)	1,818,263
_______________________________________________________

(a)
Changes between the gross carrying value from December 31, 2014 to December 31, 2015, relate to the acquisition of stations in 2015 and measurement period adjustments related to 2014 acquisitions as discussed in Note 2. Acquisitions.

(b)
The increase in other intangible assets is primarily due to the purchase of additional alarm monitoring contracts of $39.2 million, partially offset by measurement period adjustments as discussed in Note 2. Acquisitions.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives which generally range from 5 to 25 years.  The total weighted average useful life of all definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions discussed in Note 2. Acquisitions is 14 years.  The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2015, 2014 and 2013 was $161.5 million, $125.5 million and $70.8 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2015, 2014 and 2013.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2016	152,011
For the year ended December 31, 2017	149,683
For the year ended December 31, 2018	148,350
For the year ended December 31, 2019	148,201
For the year ended December 31, 2020	147,890
Thereafter	1,005,435
1,751,570

7.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

We have a syndicated credit facility which includes both revolving credit and issued term loans (Bank Credit Agreement).  During the years ended December 31, 2015, 2014 and 2013, the Bank Credit Agreement has been restated and amended several times to provide incremental financing to the acquisitions as discussed under Note 2. Acquisitions.  As of December 31, 2015, $1,676.7 million, net of $12.9 million and $3.6 million deferred financing costs and debt discounts, respectively, of aggregate borrowings were outstanding under the Bank Credit Agreement, which consists of the following:

Term Loan A.  As of December 31, 2015, $312.1 million of term loans maturing in April 2018 which bear interest at LIBOR plus 2.25% (Term Loan A) were outstanding, net of $1.5 million in deferred financing costs.  On July 31, 2014, the most recent amendment to the Bank Credit Agreement, $327.7 million of Term Loan A was converted into revolving commitments. As of December 31, 2014, $348.1 million of Term Loan A was outstanding.

Term Loan B.  As of December 31, 2015, $1,364.6 million of term loans, net of $11.4 million deferred financing costs and debt discounts of $3.6 million, were outstanding. On April 30, 2015, we amended and restated our bank credit agreement to raise an additional $350.0 million of incremental term loan B commitments. Including the incremental borrowings, these term loans consist of 1) $650.0 million original principal maturing in April 2020, bearing interest at LIBOR plus 2.25% with a 0.75% floor and 2) $750.0 million amended principal maturing July 2021, bearing interest at LIBOR plus 2.75% with a 0.75% LIBOR floor.  As of December 31, 2014, $1,035.9 million of Term Loan B, net of debt discounts of $4.0 million, was outstanding.

Revolving Credit Facility.  As of December 31, 2015 and 2014, our total commitments under the revolving credit facility (Revolver) were $485.2 million.  The Revolver matures in April 2018 and bears interest at LIBOR plus 2.25%.  We incur a commitment fee on undrawn capacity of 0.5%.  On July 31, 2014, $327.7 million of Term Loan A was converted into revolving commitments.  As of December 31, 2015, there were no outstanding borrowings and $2.3 million of letters of credit were issued under the Revolver. The remaining borrowing capacity under the Revolver was $482.9 million and $144.1 million as of December 31, 2015 and 2014, respectively.

Interest expense related to the Bank Credit Agreement, including the Revolver, in our consolidated statements of operations was $53.8 million, $38.7 million and $27.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Included in these amounts were amortization of debt refinancing costs of $2.2 million, $3.8 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013 respectively, in accordance with debt modification accounting guidance that applied to the amendments.  Additionally, we capitalized $3.6 million, $3.8 million and $14.9 million as deferred financing costs, during the years ended December 31, 2015, 2014 and 2013, respectively.  Deferred financing costs are classified within our notes payable and commercial bank financing within our consolidated balance sheet, except for deferred financing costs related to our Revolver as discussed in Other Assets within Note 1. Nature of Operations and Summary of Significant Accounting Policies.  The weighted average effective interest rate of the Term Loan B for the years ended December 31, 2015 and 2014 was 3.54% and 3.30%, respectively.  The weighted average effective interest rate of the Term Loan A for the years ended December 31, 2015 and 2014 was 2.47% and 2.38%, respectively.  The weighted average effective interest rate of the Revolver for the year ended December 31, 2015 was 2.38%.

Our Bank Credit Agreement, as well as indentures governing our outstanding notes as described below, contains a number of covenants that, among other things, restrict our ability and our subsidiaries’ ability to incur additional indebtedness with certain exceptions, pay dividends (See Note 9. Common Stock), incur liens, engage in mergers or consolidations, make acquisitions, investments or disposals and engage in activities with affiliates.  In addition, under the Bank Credit Agreement, we are required to maintain a ratio of First Lien Indebtedness of 4.0 times EBITDA.  As of December 31, 2015, we were in compliance with all financial ratios and covenants.

Our Bank Credit Agreement also contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services pursuant to LMAs and/or other outsourcing agreements and those stations provide 20% or more of our aggregate broadcast cash flows.  A default by a material third-party licensee under our agreements with such parties, including a default caused by insolvency, would cause an event of default under our Bank Credit Agreement. As of December 31, 2015, there were no material third party licensees as defined in our Bank Credit Agreement.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

5.625% Senior Unsecured Notes, due 2024

On July 23, 2014, we issued $550.0 million in senior unsecured notes, which bear interest at a rate of 5.625% per annum and mature on August 1, 2024 (the 5.625% Notes), pursuant to an indenture dated July 23, 2014 (the 5.625% Indenture).  The 5.625% Notes were priced at 100% of their par value and interest is payable semi-annually on February 1 and August 1, commencing on February 1, 2015.  Prior to August 1, 2019, we may redeem the 5.625% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.625% Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 5.625% Indenture.  In addition, on or prior to August 1, 2019, we may redeem up to 35% of the 5.625% Notes, using proceeds of certain equity offerings.  If we sell certain of our assets or have certain changes of control, the holders of the 5.625% Notes may require us to repurchase some or all of the notes.  The proceeds from the offering of the 5.625% Notes, together with borrowings under our Bank Credit Agreement and cash on hand, were used to finance the acquisition of the Allbritton companies effective August 1, 2014. Concurrent with entering into the 5.625% Indenture in July 2013, we also entered into a registration rights agreement requiring us to file a registration statement covering an offer to exchange of the 5.625% Notes for registered securities with the Securities and Exchange Commission (the SEC) which we completed in April 2015.

Interest expense was $30.9 million and $13.6 million for the years ended December 31, 2015 and 2014, respectively. Interest expense for 2015 includes $0.5 million in amortization of deferred financing costs. The weighted average effective interest rate for the 5.625% Notes was 5.830% for the year ended December 31, 2015.

6.375% Senior Notes, due 2021

On October 11, 2013, we issued $350.0 million in senior unsecured notes, which bear interest at a rate of 6.375% per annum and mature on November 1, 2021 (the 6.375% Notes), pursuant to an indenture dated October 11, 2013 (the 6.375% Indenture). The 6.375% Notes were priced at 100% of their par value and interest is payable semi-annually on May 1 and November 1, commencing on May 1, 2014. Prior to November 1, 2016, we may redeem the 6.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 6.375% Indenture. In addition, on or prior to November 1, 2016, we may redeem up to 35% of the 6.375% Notes using the proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, holders of the 6.375% Notes may require us to repurchase some or all of the Notes.  The proceeds from the offering of the 6.375% Notes were used to partially fund the redemption of the 9.25% Senior Secured Second Lien Notes, Due 2017 (the 9.25% Notes), as discussed further below.

Interest expense was $22.3 million, $22.4 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Interest expense for 2015 includes $0.6 million in amortization of deferred financing costs. The weighted average effective interest rate for the 6.375% Notes was 6.590% for the year ended December 31, 2015.

5.375% Senior Unsecured Notes, due 2021

On April 2, 2013, we issued $600.0 million of senior unsecured notes, which bear interest at a rate of 5.375% per annum and mature on April 1, 2021 (the 5.375% Notes), pursuant to an indenture dated April 2, 2013 (the 5.375% Indenture).  The 5.375% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on October 1, 2013.  Prior to April 1, 2016, we may redeem the 5.375% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.375% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 5.375% Indenture.  Beginning on April 1, 2016, we may redeem some or all of the 5.375% Notes at any time or from time to time at a redemption price set forth in the 5.375% Indenture.  In addition, on or prior to April 1, 2016, we may redeem up to 35% of the 5.375% Notes using proceeds of certain equity offerings.  If we sell certain of our assets or experience specific kinds of changes of control, holders of the 5.375% Notes may require us to repurchase some or all of the Notes.  The net proceeds from the offering of the 5.375% Notes were used to pay down outstanding indebtedness under our bank credit facility.

Interest expense was $32.3 million for both the years ended December 31, 2015 and 2014, and $24.1 million for the year ended December 31, 2013.  Interest expense for 2015 includes $0.9 million in amortization of deferred financing costs. The weighted average effective interest rate for the 5.375% Notes was 5.580% for the year ended December 31, 2015.

6.125% Senior Unsecured Notes, due 2022

On October 12, 2012, we issued $500.0 million of senior unsecured notes, which bear interest at a rate of 6.125% per annum and mature on October 1, 2022 (the 6.125% Notes), pursuant to an indenture dated October 12, 2012 (the 2012 Indenture).  The 6.125% Notes were priced at 100% of their par value and interest is payable semi-annually on April 1 and October 1, commencing on April 1, 2013. Prior to October 1, 2017, we may redeem the 6.125% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 6.125% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2012 Indenture.  Beginning on October 1, 2017, we may redeem some or all of the 6.125% Notes at any time or from time to time at a redemption price set forth in the 2012 Indenture.  In addition, on or prior to October 1, 2015, we could have redeemed up to 35% of the 6.125% Notes using proceeds of certain equity offerings.  If we sell certain of our assets or experience specific kinds of changes of control, holders of the 6.125% Notes may require us to repurchase some or all of the Notes.  The net proceeds from the offering of the 6.125% Notes were used to pay down outstanding indebtedness under the revolving credit facility under our Bank Credit Agreement and fund certain acquisitions as described under Note 2. Acquisitions, and for general corporate purposes.

Interest expense was $30.6 million for both the years ended December 31, 2015 and 2014, and $30.5 million for the year ended December 31, 2013.  Interest expense for 2015 includes $0.7 million in amortization of deferred financing costs. The weighted average effective interest rate for the 6.125% Notes was 6.310% for the year ended December 31, 2015.

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

Interest expense, including amortization of deferred financing costs was $16.0 million and $20.3 million for the years ended December 31, 2014 and 2013, respectively.

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

Interest expense, including amortization of deferred financing costs was $37.3 million for the year ended December 31, 2013.

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

Debt of other non-media subsidiaries

Debt of our consolidated subsidiaries related to our non-media private equity investment and real estate ventures is non-recourse to us.  Interest was paid on this debt at rates typically ranging from LIBOR plus 2.5% to a fixed 6.50% during 2015.  During 2015, 2014 and 2013, interest expense on this debt was $3.8 million, $3.1 million and $3.2 million, respectively.

Debt of variable interest entities

Our consolidated VIEs have $26.3 million, net of $0.4 million deferred financing costs, in outstanding debt for which the proceeds were used to purchase the license assets of certain stations.  See Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 2. Acquisitions for more information.  The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%.  We have jointly and severally, unconditionally and irrevocably guaranteed the debt of the VIEs, as a primary obligor, including the payment of all unpaid principal of and interest on the loans.

For the years ended December 31, 2015, 2014 and 2013, the interest expense relating to the debt of our VIEs which was jointly and severally, unconditionally and irrevocably guaranteed was $1.7 million, $2.2 million and $1.2 million, respectively.

Summary

Notes payable, capital leases and the Bank Credit Agreement consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Bank Credit Agreement, Term Loan A	$313,620	$348,073
Bank Credit Agreement, Term Loan B	1,379,626	1,039,876
Revolving credit facility	—	338,000
6.375% Senior Unsecured Notes, due 2021	350,000	350,000
5.375% Senior Unsecured Notes, due 2021	600,000	600,000
6.125% Senior Unsecured Notes, due 2022	500,000	500,000
5.625% Senior Unsecured Notes, due 2024	550,000	550,000
Debt of variable interest entities	26,682	30,167
Debt of other non-media subsidiaries	120,969	118,822
Capital leases	34,774	38,836
Total outstanding principal	3,875,671	3,913,774
Less: Discount on Bank Credit Agreement, Term Loan B	(3,618)	(3,992)
Less: Deferred financing costs	(38,709)	(41,844)
Less: Current portion	(164,184)	(113,116)
Net carrying value of long-term debt	$3,669,160	$3,754,822

Indebtedness under the notes payable, capital leases and the Bank Credit Agreement as of December 31, 2015 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2016	$162,445	$4,792	$167,237
2017	79,101	4,819	83,920
2018	243,105	4,846	247,951
2019	14,545	4,957	19,502
2020	615,440	4,704	620,144
2021 and thereafter	2,726,261	33,089	2,759,350
Total minimum payments	3,840,897	57,207	3,898,104
Less: Discount on Bank Credit Agreement, Term Loan B	(3,618)	—	(3,618)
Less: Deferred financing cost	(38,709)	—	(38,709)
Less: Amount representing future interest	—	(22,433)	(22,433)
Net carrying value of debt	$3,798,570	$34,774	$3,833,344

As of December 31, 2015, we had 28 capital leases with non-affiliates; including 24 broadcast tower leases and four other non-media equipment leases.  All of our tower leases will expire within the next 16 years and the equipment leases expire within the next 4 years.  Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business.  For information related to our affiliate notes and capital leases, see Note 12. Related Person Transactions.

8.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2015 were as follows (in thousands):

2016	$108,260
2017	22,946
2018	14,270
2019	9,850
2020	7,562
2021 and thereafter	2,293
Total	165,181
Less: Current portion	108,260
Long-term portion of program contracts payable	$56,921

Each future period’s film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three months lag.  Included in the current portion amounts are payments due in arrears of $26.6 million.  In addition, we have entered into non-cancelable commitments for future program rights aggregating to $139.6 million as of December 31, 2015.

9.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions.  Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote.  Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.  During 2015, no Class B Common Stock shares were converted into Class A Common Stock shares.  During 2014, 100,000 Class B Common Stock shares were converted into Class A Common Stock shares.

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

During 2014, our Board of Directors declared a quarterly dividend of $0.15 per share in the months of February and April, which were paid in March and June. In August and November our Board of Directors declared a quarterly dividend of $0.165 per share, which were paid in September and December. Total dividend payments for the year ended December 31, 2014 were $0.63 per share.  During 2015, our Board of Directors declared a quarterly dividend of $0.165 per share in the months of February, May, August and November, which were paid in March, June, September and December, respectively.  Total dividend payments for the year ended December 31, 2015 were $0.66 per share. In February 2016, our Board of Directors declared a quarterly dividend of $0.165 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008. On March 20, 2014, the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program. During 2015, we repurchased approximately 1.1 million shares of Class A Common Stock for approximately $28.8 million on the open market including transaction costs. As of December 31, 2015, the total remaining authorization was $105.5 million.

10.             INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Provision for income taxes - continuing operations	$57,694	$97,432	$41,249
Benefit for income taxes - discontinued operations	—	—	(10,806)
	$57,694	$97,432	$30,443
Current:
Federal	$80,420	$92,609	$16,229
State	5,720	5,641	(8,305)
	86,140	98,250	7,924
Deferred:
Federal	(26,637)	3,170	20,214
State	(1,809)	(3,988)	2,305
	(28,446)	(818)	22,519
	$57,694	$97,432	$30,443

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision from continuing operations:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments:
State income taxes, net of federal tax benefit (1)	0.6%	(0.1)%	8.3%
Non-deductible items (2)	1.2%	3.4%	1.4%
Domestic Production Activities Deduction	(3.9)%	(3.2)%	(3.8)%
Effect of consolidated VIEs (3)	1.4%	0.8%	3.7%
Change in state tax laws and rates	(0.3)%	(0.1)%	(5.5)%
Changes in unrecognized tax benefits (4)	(1.9)%	(3.4)%	0.8%
Basis in stock of subsidiaries (5)	(5.5)%	—%	—%
Federal R&D Credit	(1.1)%	—%	—%
Other	(0.3)%	(0.9)%	0.1%
Effective income tax rate	25.2%	31.5%	40.0%
_______________________________________________________

(1)	Included in state income taxes are deferred income tax effects related to certain acquisitions and/or intercompany mergers.

(2)
Included in 2014 is the current income taxes related to the taxable gain on sale of WHTM’s assets in Harrisburg, PA, which we acquired with the stock purchase of the Allbritton Companies in the same year.  There was no book gain on this sale.  Since a deferred tax liability was not established for the excess of book basis over tax basis of goodwill, a deferred tax benefit does not offset the current tax expense.

(3)
Certain of our consolidated VIEs incur expenses that are not attributable to non-controlling interests because we absorb certain related losses of the VIEs.  These expenses are not tax-deductible by us, and since these VIEs are treated as pass-through entities for income tax purposes, deferred income tax benefits are not recognized.

(4)
During the year ended December 31, 2015 and 2014, we recorded a $5.7 million and $10.8 million benefit, respectively, related to the release of liabilities for unrecognized tax benefits as a result of expiration of the applicable statute of limitations.  See table below which summarizes the activity related to our accrued unrecognized tax benefits.

(5)	During the year ended December 31, 2015, we recorded a $12.6 million benefit related to the realization of a capital loss upon the sale of the stock of a subsidiary.
Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred Tax Assets:
Net operating and capital losses:
Federal	$14,884	$2,384
State	65,822	67,430
Goodwill and intangible assets	33,979	44,175
Other	37,812	27,677
	152,497	141,666
Valuation allowance for deferred tax assets	(58,333)	(58,896)
Total deferred tax assets	$94,164	$82,770
Deferred Tax Liabilities:
Goodwill and intangible assets	$(561,812)	$(543,628)
Property & equipment, net	(76,106)	(72,819)
Contingent interest obligations	(30,575)	(40,941)
Other	(10,743)	(34,314)
Total deferred tax liabilities	(679,236)	(691,702)
Net deferred tax liabilities	$(585,072)	$(608,932)

Our remaining federal and state capital and net operating losses will expire during various years from 2016 to 2035, and some of them are subject to annual limitations under the Internal Revenue Code Section 382 and similar state provisions.  As discussed in Income taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes.  As of December 31, 2015, a valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2015, we decreased our valuation allowance by $0.6 million to $58.3 million. The reduction in valuation allowance was primarily due to changes in estimates of apportionment for certain states. During the year ended December 31, 2014, we increased our valuation allowance by $7.8 million to $58.9 million. The change in valuation allowance was primarily due to intercompany mergers, effective December 31, 2014, which we expect will decrease the utilization of the state NOL carryforwards.  During the year ended December 31, 2013, we decreased our valuation allowance by $8.3 million from $59.4 million. The reduction in valuation allowance was primarily due to a law change in a state tax jurisdiction, effective for years beginning after December 31, 2014, which we expect will significantly increase the forecasted future taxable income attributable to that state and result in utilization of the state NOL carryforwards.

As of December 31, 2015 and 2014, we had $3.3 million and $7.1 million of gross unrecognized tax benefits, respectively.  Of this total, for the years ended December 31, 2015 and 2014, $2.6 and $6.4 million from respective continuing operations (net of federal effect on state tax issues) represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rates.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2015	2014	2013
Balance at January 1,	$7,138	$16,883	$25,965
Additions (reductions) related to prior year tax positions	1,458	—	(8,928)
Additions related to current year tax positions	472	1,450	693
Reductions related to settlements with taxing authorities	(1,517)	(2,910)	(847)
Reductions related to expiration of the applicable statute of limitations	(4,294)	(8,285)	—
Balance at December 31,	$3,257	$7,138	$16,883

In addition, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.2 million, $0.7 million, and $1.2 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2015, 2014 and 2013, respectively.

As previously discussed under Discontinued Operations within Note 3. Disposition of Assets and Discontinued Operations, during the year ended December 31, 2013, we reduced our liability for unrecognized tax benefits by $11.2 million related to discontinued operations. During the third quarter of 2013, we concluded that it was more likely than not that a previously unrecognized state tax position would be sustained upon review of the state tax authority, based on new information obtained during the period, resulting in a reduction in the liability of $6.1 million. The remaining $5.1 million reduction in the second quarter of 2013 was the result of application of limits under an available state administrative practice exception.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  All of our 2012 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2012 federal and state tax returns may also be subject to examination.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $1.0 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

11.       COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business.  Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  After reviewing developments to date with legal counsel, our management is of the opinion that none of our pending and threatened matters are material.

Various parties have filed petitions to deny our applications or applications of licensees that we provide services to under LMAs for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina; WCIV-TV, Charleston, South Carolina (formerly WMMP-TV); WMYA-TV, Anderson, South Carolina; WICS-TV Springfield, Illinois; WBFF-TV, Baltimore, Maryland; WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston / Huntington, West Virginia; WCGV-TV, Milwaukee, Wisconsin; and WTTO-TV in Birmingham, AL. The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 44 years.  The rent expense from continuing operations under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2015, 2014 and 2013 was approximately $21.7 million, $19.4 million and $10.3 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2016	$18,944
2017	15,909
2018	12,542
2019	11,716
2020	10,648
2021 and thereafter	33,144
$102,903

Changes in the Rules on Television Ownership

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

In 1999, the FCC established a new local television ownership rule.  LMAs fell under this rule, however, the rule grandfathered LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its subsequent quadrennial reviews.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  For LMAs executed on or after November 5, 1996, the FCC required compliance with the 1999 local television ownership rule by August 6, 2001.  We challenged the 1999 rules in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), resulting in the exclusion of post-November 5, 1996 LMAs from the 1999 rules.  In 2002, the D.C. Circuit ruled that the 1999 local television ownership rule was arbitrary and capricious and remanded the rule to the FCC. Currently, three of our LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996 and we believe that the remainder are subject to the stay imposed by the D.C. Circuit. If the FCC were to eliminate the grandfathering of these three LMAs, or the D.C. Circuit were to lift its stay, we would have to terminate or modify these LMAs. In connection with our acquisition of the Allbritton station in Charleston, the FCC has taken the position that the stay granted by the D.C. Circuit Court of Appeals allowing the continuation of an LMA between us and Cunningham relating to WTAT-TV in that market was no longer effective. In response to this, we terminated our LMA with WTAT-TV, effective on the acquisition of the Allbritton Companies, and other financial relationships between us and WTAT-TV were severed (other than a short-term transition services agreement, a sublease of tower space and a lease of certain transmission facilities).  Cunningham purchased the non-license assets of WTAT-TV for $14.0 million.

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

On March 12, 2014, the FCC issued a public notice on the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any broadcast assignment or transfer application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.  In addition, on April 15, 2014, the FCC issued an order amending its multiple ownership rules to provide that, where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the ad time per week of the other station, the party selling such ad time shall be treated as if it had an attributable ownership interest in the second station. The imputed ownership interest would be evaluated to determine whether it complies with the FCC’s ownership rules that limit the number of stations in which parties may hold attributable interests.  The amended rule also requires that every JSA contain certain certifications that the licensee maintains ultimate control of the station subject to such contract, that such JSAs be filed with the Commission and made available for public review, and that JSAs that existed on the effective date of the new rule have two years to be terminated, amended or otherwise come into compliance with the new rules.  The new rule is the subject of an appeal to the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of that appeal. Among other things, the new JSA rule could limit our future ability to create duopolies or other two-station operations in certain markets. Under the Satellite Television Extension and Localism Act Reauthorization (STELAR), Congress extended the period of time for parties to preexisting JSAs to come into compliance with the new rules, until December 19, 2016. On December 18, 2015, Congress passed and the President signed Public Law No. 114-113, which included a provision that grandfathered preexisting JSAs, effective as of March 31, 2014, for a 10 year period, or until October 1, 2025. We cannot predict whether we will be able to terminate or restructure such arrangements prior to October 1, 2025, on terms that are as advantageous to us as the current arrangements.  The revenues of these JSA arrangements we earned during the years ended December 31, 2015 and 2014 were $46.8 million and $48.8 million, respectively.

In its Order approving the Allbritton transaction, the FCC expressed concerns regarding an LMA that had existed between Sinclair and Cunningham in the Charleston market, and that it believed Sinclair apparently violated the local TV ownership rule with respect to its continued operation of that LMA.  The same agreement that governs the Charleston LMA also governs

LMAs between Sinclair and Cunningham in three other markets.  The existence of the Charleston LMA was repeatedly disclosed to the Commission over many years, during which Sinclair relied on a June 20, 2001, Stay Order issued by the United States Court of Appeals for the District of Columbia Circuit, which specifically stated that “the time for Sinclair to come into compliance with the Commission’s ‘eight voices standard’ is hereby stayed pending further order of the court.”  No further order has been issued by the Court with respect to that stay.  Sinclair has submitted a memorandum of counsel to the FCC with regard to the LMA and its reliance on the Court’s Stay Order. We cannot predict what steps, if any, the FCC will take in the future with respect to the now terminated Charleston LMA.

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

If we are required to terminate or modify our LMAs or JSAs, our business could be affected in the following ways:

Losses on investments.  In some cases, we own the non-license assets used by the stations we operate under LMAs and JSAs.  If certain of these arrangements are no longer permitted, we could be forced to sell these assets, restructure our agreements or find another use for them.  If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

Termination penalties.  If the FCC requires us to modify or terminate existing LMAs or JSAs before the terms of the agreements expire, or under certain circumstances, we elect not to extend the terms of the agreements, we may be forced to pay termination penalties under the terms of some of our agreements.  Any such termination penalties could be material.

Pending Acquisitions

In October 2015, we entered into a definitive agreement to acquire KUQI (FOX), KTOV-LP (MNT) and KXPX-LP (Retro TV) in Corpus Christi, Texas from High Maintenance, LLC for $9.3 million. We completed the acquisition in January 2016. The acquisition was funded with cash on hand.

In October 2015, we entered into a definitive agreement to purchase the broadcast assets of WBST (CBS) in South Bend-Elkhart, Indiana, owned by Schurz Communications, Inc., and to sell the broadcast assets of WLUC (NBC and FOX) in Marquette, Michigan to Gray Television, Inc. We completed the station swap in February 2016.

In October, the Company entered into a definitive agreement to acquire KFXL (FOX) and KHGI, KHGI-LD, KWNB and KWNB-LD (ABC), in Lincoln, Nebraska for $31.3 million, subject to customary closing conditions. We expect to fund the acquisition with cash on hand in early 2016.

In January 2016, we entered into a definitive agreement to purchase the stock of Tennis Channel for $350.0 million. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions. The Company expects to fund the purchase price at closing, through cash on hand and a draw on the Company's revolving line of credit.

12.       RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders.  Lease payments made to these entities were $5.1 million for both the years ended December 31, 2015 and 2014, and $5.2 million for the year ended December 31, 2013.

In September 2015, we were granted authority by the Federal Communications Commission (FCC) to operate an experimental facility in the Washington D.C. and Baltimore markets to implement a Single Frequency Network (SFN) using the base elements of the new ATSC 3.0 transmission standard.  In conjunction with this experimental facility, Cunningham Communications, Inc. will be providing tower space without charge.

Capital leases payable related to the aforementioned relationships consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Capital lease for building, interest at 8.54%	$3,508	$4,972
Capital leases for building, interest at 7.93%	679	932
Capital leases for building, interest at 8.11%	7,432	7,843
Capital leases for broadcasting tower facilities, interest at 8.0%	2,749	390
Capital leases for broadcasting tower facilities, interest at 9.0%	1,958	—
Capital leases for broadcasting tower facilities, interest at 10.5%	4,690	4,797
	21,016	18,934
Less: Current portion	(3,166)	(2,625)
	$17,850	$16,309

Capital leases payable related to the aforementioned relationships as of December 31, 2015 mature as follows (in thousands):

2016	$5,070
2017	5,061
2018	2,868
2019	2,978
2020	3,093
2021 and thereafter	10,172
Total minimum payments due	29,242
Less: Amount representing interest	(8,226)
$21,016

Charter Aircraft.  From time to time, we charter aircraft owned by certain controlling shareholders.  We incurred expenses of $1.4 million, $1.5 million and $0.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Cunningham Broadcasting Corporation

As of December 31, 2015, Cunningham was the owner-operator and FCC licensee of: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations), as well as WTAT-TV Charleston, South Carolina, and WYZZ Peoria/Bloomington, IL.

During the first quarter of 2013, the estate of Carolyn C. Smith, a parent of our controlling shareholders, distributed all of the non-voting stock owned by the estate to our controlling shareholders, and a portion was repurchased by Cunningham for $1.7 million in the aggregate.  During the second quarter of 2014, Cunningham purchased the remaining amount of non-voting stock from the controlling shareholders for an aggregate purchase price of $2.0 million.  The estate of Mrs. Smith currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC.  We also had options from the trusts, which granted us the right to acquire, subject to applicable FCC rules and regulations, 100% of the voting and nonvoting stock of Cunningham, up until September 30, 2014, when these options were terminated. As discussed under Note 1. Nature of Operations and Summary of Significant Accounting Policies, during the third quarter of 2014, we deconsolidated Cunningham Broadcasting Corporation as we determined it was no longer a variable interest entity.  We continue to consolidate certain of its subsidiaries with which we continue to have variable interests through various arrangements related to the Cunningham Stations discussed further below.

As of December 31, 2015, certain of our stations provide programming, sales and managerial services pursuant to LMAs for six of the Cunningham Stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the

Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham.  Our applications to acquire these license related assets are pending FCC approval.  The LMA and purchase agreement with WTAT-TV was terminated concurrent with Cunningham’s purchase of the non-license assets of this station from us for $14.0 million, effective August 1, 2014.  We no longer have any continuing involvement in the operations of this station.

Pursuant to the provisions of the LMAs, options and other agreements, beginning on January 1, 2013, we were obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million, of which a portion of this fee will be credited toward the purchase price to the extent of the annual 6% increase to the purchase price. Additionally, we reimburse these Cunningham LMA Stations for 100% of their operating costs. In July 2014, concurrent with the termination of the LMA with WTAT-TV the total LMA fee for the remaining Cunningham LMA Stations was reduced by $4.7 million to remove the fee associated with WTAT-TV.  The remaining aggregate purchase price of the Cunningham LMA Stations was approximately $53.6 million as of December 31, 2015. We made payments to Cunningham under our LMAs with these stations of $8.8 million, $10.8 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, Cunningham LMA Stations provided us with approximately $101.8 million, $103.5 million, and $107.6 million, respectively, of total revenue.

In November 2013, concurrent with our acquisition, of the Barrington stations discussed in Note 2. Acquisitions, Cunningham acquired the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV, which was funded by bank debt, for which we have provided a guarantee. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain outsourcing agreements. The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. Under these arrangements, we earned $5.8 million, $6.0 million and $0.6 million from the services we perform for these stations for the years ended December 31, 2015, 2014, and 2013, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. For the years ended December 31, 2015, 2014 and 2013, our consolidated revenues include $7.7 million, $7.8 million and $0.7 million related to these stations, respectively.

Also, concurrent with the Barrington acquisition, we also sold our station, WYZZ (FOX) in Peoria, IL, which currently receives non-programming related sales, operational and administrative services from Nexstar Broadcasting pursuant to an outsourcing agreement, to Cunningham for $22.0 million.

In July 2014, concurrent with the Allbritton acquisition we terminated the LMA with WTAT (FOX) in Charleston, SC and sold to Cunningham the non-license assets related to this station. Although we have no continuing involvement in the operations of these stations, because we had consolidated Cunningham Broadcasting Corporation (the parent company) up until September 2014 (see Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies), the assets of WYZZ were not derecognized and the transaction were accounted for as transactions between consolidated entities, and the resulting gains on sale were not recognized. Upon deconsolidation of Cunningham Broadcasting Corporation, the difference between proceeds received for the sale of WYZZ and WTAT and the carrying values of the net assets, which was previously eliminated in consolidation, was reflected as an increase to additional paid in capital in the consolidated balance sheet.

During October 2013, we purchased the outstanding membership interests of KDBC-TV (CBS) in El Paso, TX from Cunningham for $21.2 million, plus a working capital adjustment of $0.2 million. See Other Acquisitions within Note 2. Acquisitions, for further information.

During January 2016, Cunningham entered into a promissory note to borrow $19.5 million from us. The note bears interest at a fixed rate of 5.0% per annum (the 5.0% Notes), which is payable quarterly, commencing March 31, 2016. The note matures in January 2021, with additional one year renewal periods upon our approval. Cunningham may redeem the 5.0% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the terms of the loan agreement.

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

We received payments for advertising totaling $0.4 million for both the years ended December 31, 2015 and 2014, and $0.2 million during the year ended December 31, 2013.  We paid $1.1 million for vehicles and related vehicle services from Atlantic Automotive during the year ended December 31, 2013. No payments for vehicles or vehicles related services from Atlantic Automotive during the years ended December 31, 2015 and 2014.  Additionally, Atlantic Automotive leases office space owned by one of our consolidated real estate ventures in Towson, MD. Atlantic Automotive paid $1.2 million in rent during the year ended December 31, 2015, and $1.0 million in rent during both years ended December 31, 2014 and 2013.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.6 million for the year ended December 31, 2015, and $0.5 million for both the years ended December 31, 2014 and 2013. Additionally, there is also one lease for a restaurant in a building owned by one of our real estate ventures in Towson, MD.  Total rent received under this lease was $0.3 million for both the years ended December 31, 2015 and 2014, and $0.2 million for the year ended December 31, 2013.

Payments for services provided by these three restaurants to us was less than $0.1 million for the years ended December 31, 2015, 2014 and 2013.

Thomas & Libowitz, P.A.

Thomas & Libowitz P.A. (Thomas & Libowitz), is a law firm founded by Steven A. Thomas, which provides legal services to us on an ongoing basis. Steven A. Thomas is the son of Basil A. Thomas, a former member of our Board of Directors, who resigned during 2013. We paid fees of $1.6 million for the year ended December 31, 2013.

13.             EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Income (Numerator)
Income from continuing operations	$176,099	$215,115	$64,259
Net income attributable to noncontrolling interests included in continuing operations	(4,575)	(2,836)	(2,349)
Numerator for diluted earnings per common share from continuing operations available to common shareholders	171,524	212,279	61,910
Income from discontinued operations, net of taxes	—	—	11,558
Numerator for diluted earnings available to common shareholders	$171,524	$212,279	$73,468

Shares (Denominator)
Weighted-average common shares outstanding	95,003	97,114	93,207
Dilutive effect of outstanding stock settled appreciation rights, restricted stock awards and stock options	725	705	638
Weighted-average common and common equivalent shares outstanding	95,728	97,819	93,845

Potentially dilutive securities which would have an anti-dilutive effect were 0.1 million, 0.3 million, and zero shares for the years ended December 31, 2015, 2014 and 2013, respectively. The net earnings per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

14. SEGMENT DATA:

We measure segment performance based on operating income (loss).  Excluding discontinued operations, our broadcast segment includes stations in 79 markets located throughout the continental United States. The operating results of stations classified as discontinued operations as disclosed in Note 3. Dispositions of Assets and Discontinued Operations are not included in our consolidated results of continuing operations for the year ended December 31, 2013. Other primarily consist of original networks and content, digital and internet solutions, technical services and other non-media investments. All of our businesses included in Other are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments but are included for reconciliation purposes.

We had approximately $226.2 million and $172.3 million of intercompany loans between broadcast, other and corporate as of December 31, 2015 and 2014, respectively.  We had $23.1 million, $20.7 million, and $20.0 million in intercompany interest expense related to intercompany loans between the broadcast, other and corporate for the years ended December 31, 2015, 2014 and 2013, respectively. All other intercompany transactions are immaterial.

Financial information for our operating segments is included in the following tables for the years ended December 31, 2015, 2014 and 2013 (in thousands):

For the year ended December 31, 2015	Broadcast	Other	Corporate	Consolidated
Revenue	$2,118,021	$101,115	$—	$2,219,136
Depreciation of property and equipment	99,616	2,753	1,064	103,433
Amortization of definite-lived intangible assets and other assets	152,049	9,405	—	161,454
Amortization of program contract costs and net realizable value adjustments	124,619	—	—	124,619
General and administrative overhead expenses	55,848	2,952	5,446	64,246
Research and development	—	12,436	—	12,436
Operating income (loss)	451,015	(21,800)	(6,479)	422,736
Interest expense	—	4,955	186,492	191,447
Income from equity and cost method investments	—	964	—	964
Goodwill	1,927,705	3,388	—	1,931,093
Assets	4,838,531	415,278	178,506	5,432,315
Capital expenditures	74,902	8,909	7,610	91,421

For the year ended December 31, 2014	Broadcast	Other	Corporate	Consolidated
Revenue	$1,904,776	$71,782	$—	$1,976,558
Depreciation of property and equipment	99,823	2,350	1,118	103,291
Amortization of definite-lived intangible assets and other assets	118,654	6,842	—	125,496
Amortization of program contract costs and net realizable value adjustments	106,629	—	—	106,629
General and administrative overhead expenses	55,837	1,315	5,343	62,495
Research and development	—	6,918	—	6,918
Operating income (loss)	511,783	(10,671)	(6,461)	494,651
Interest expense	—	4,042	170,820	174,862
Income from equity and cost method investments	—	2,313	—	2,313
Goodwill	1,964,041	512	—	1,964,553
Assets	4,940,870	355,832	113,626	5,410,328
Capital expenditures	78,865	2,593	—	81,458

For the year ended December 31, 2013	Broadcast	Other	Corporate	Consolidated
Revenue	$1,306,187	$56,944	$—	$1,363,131
Depreciation of property and equipment	67,320	1,891	1,343	70,554
Amortization of definite-lived intangible assets and other assets	65,786	5,034	—	70,820
Amortization of program contract costs and net realizable value adjustments	80,925	—	—	80,925
General and administrative overhead expenses	47,272	1,350	4,504	53,126
Operating income (loss)	329,312	555	(5,847)	324,020
Interest expense	—	3,251	159,686	162,937
Income from equity and cost method investments	—	621	—	621

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures as of December 31, 2015 and 2014 were as follows (in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
6.375% Senior Unsecured Notes due 2021	$350,000	$367,325	$350,000	$355,800
6.125% Senior Unsecured Notes due 2022	500,000	512,500	500,000	503,475
5.625% Senior Unsecured Notes due 2024	550,000	539,000	550,000	532,813
5.375% Senior Unsecured Notes due 2021	600,000	605,658	600,000	595,068
Term Loan A	313,620	308,916	348,073	341,982
Term Loan B	1,376,007	1,365,461	1,035,883	1,029,997
Revolving credit facility	—	—	338,000	338,000
Debt of variable interest entities	26,682	26,682	30,167	30,167
Debt of other non-media related subsidiaries	120,969	120,969	118,822	118,822

16.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, and 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of December 31, 2015, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, and 6.375% Notes. As of December 31, 2015, our consolidated total debt of $3,854.4 million included $3,730.0 million of debt related to STG and its subsidiaries of which SBG guaranteed $3,678.2 million.

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis.

These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2015
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$115,771	$235	$33,966	$—	$149,972
Accounts and other receivables	—	1,775	390,142	33,949	(1,258)	424,608
Other current assets	3,648	5,172	99,118	23,278	(4,033)	127,183
Total current assets	3,648	122,718	489,495	91,193	(5,291)	701,763

Property and equipment, net	2,884	20,336	559,042	143,667	(8,792)	717,137

Investment in consolidated subsidiaries	497,262	3,430,434	4,179	—	(3,931,875)	—
Other long-term assets	52,128	673,915	110,507	140,910	(779,173)	198,287
Goodwill	—	—	1,926,814	4,279	—	1,931,093
Broadcast licenses	—	—	114,841	17,624	—	132,465
Definite-lived intangible assets	—	—	1,602,454	206,975	(57,859)	1,751,570
Total assets	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

Accounts payable and accrued liabilities	$104	$49,428	$179,156	$27,462	$(4,837)	$251,313
Current portion of long-term debt	—	57,640	1,611	106,358	(1,425)	164,184
Current portion of affiliate long-term debt	1,651	—	1,311	456	(252)	3,166
Other current liabilities	—	—	103,627	12,713	—	116,340
Total current liabilities	1,755	107,068	285,705	146,989	(6,514)	535,003

Long-term debt	—	3,594,218	32,743	42,199	—	3,669,160
Affiliate long-term debt	1,857	—	14,240	366,042	(364,289)	17,850
Other liabilities	26,500	28,866	1,060,211	171,102	(576,055)	710,624
Total liabilities	30,112	3,730,152	1,392,899	726,332	(946,858)	4,932,637

Total Sinclair Broadcast Group equity	525,810	517,251	3,414,433	(91,703)	(3,839,981)	525,810
Noncontrolling interests in consolidated subsidiaries	—	—	—	(29,981)	3,849	(26,132)
Total liabilities and equity	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2014
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$3,394	$1,749	$12,539	$—	$17,682
Accounts and other receivables	—	164	359,486	25,111	(1,258)	383,503
Other current assets	5,741	12,996	98,751	19,225	(11,733)	124,980
Total current assets	5,741	16,554	459,986	56,875	(12,991)	526,165

Property and equipment, net	3,949	17,554	569,372	168,762	(7,099)	752,538

Investment in consolidated subsidiaries	395,225	3,585,037	3,978	—	(3,984,240)	—
Other long-term assets	65,988	555,877	134,454	128,247	(670,832)	213,734
Goodwill	—	—	1,963,254	1,299	—	1,964,553
Broadcast Licenses	—	—	118,115	16,960	—	135,075
Definite-lived intangible assets	—	—	1,698,919	184,441	(65,097)	1,818,263
Total assets	$470,903	$4,175,022	$4,948,078	$556,584	$(4,740,259)	$5,410,328

Accounts payable and accrued liabilities	$541	$46,083	$201,102	$26,802	$(13,680)	$260,848
Current portion of long-term debt	529	42,953	1,302	68,332	—	113,116
Current portion of affiliate long-term debt	1,464	—	1,182	1,026	(1,047)	2,625
Other current liabilities	—	—	100,979	9,749		110,728
Total current liabilities	2,534	89,036	304,565	105,909	(14,727)	487,317

Long-term debt	—	3,638,286	34,338	82,198	—	3,754,822
Affiliate long-term debt	3,508	—	12,802	319,901	(319,902)	16,309
Other liabilities	36,979	28,856	1,010,101	169,935	(499,334)	746,537
Total liabilities	43,021	3,756,178	1,361,806	677,943	(833,963)	5,004,985

Total Sinclair Broadcast Group equity	427,882	418,844	3,586,272	(94,632)	(3,910,484)	427,882
Noncontrolling interests in consolidated subsidiaries	—	—	—	(26,727)	4,188	(22,539)
Total liabilities and equity	$470,903	$4,175,022	$4,948,078	$556,584	$(4,740,259)	$5,410,328

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,076,851	$221,633	$(79,348)	$2,219,136

Media production expenses	—	—	725,037	82,450	(74,288)	733,199
Selling, general and administrative	4,441	58,543	418,885	14,272	(167)	495,974
Depreciation, amortization and other operating expenses	1,065	3,779	433,690	131,373	(2,680)	567,227
Total operating expenses	5,506	62,322	1,577,612	228,095	(77,135)	1,796,400

Operating (loss) income	(5,506)	(62,322)	499,239	(6,462)	(2,213)	422,736

Equity in earnings of consolidated subsidiaries	170,104	343,183	195	—	(513,482)	—
Interest expense	(382)	(180,166)	(4,658)	(30,022)	23,781	(191,447)
Other income (expense)	4,765	(151)	269	(2,379)	—	2,504
Total other income (expense)	174,487	162,866	(4,194)	(32,401)	(489,701)	(188,943)

Income tax benefit (provision)	2,543	81,626	(146,331)	4,468	—	(57,694)
Net income (loss)	171,524	182,170	348,714	(34,395)	(491,914)	176,099
Net income attributable to the noncontrolling interests	—	—	—	(4,914)	339	(4,575)
Net income (loss) attributable to Sinclair Broadcast Group	$171,524	$182,170	$348,714	$(39,309)	$(491,575)	$171,524
Comprehensive income (loss)	$181,720	$187,791	$351,760	$(39,309)	$(500,242)	$181,720

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,870,408	$192,616	$(86,466)	$1,976,558

Media production expenses	—	76	573,725	86,266	(81,380)	578,687
Selling, general and administrative	4,320	57,799	359,880	14,795	(2,079)	434,715
Depreciation, amortization and other operating expenses	1,068	5,425	367,514	96,265	(1,767)	468,505
Total operating expenses	5,388	63,300	1,301,119	197,326	(85,226)	1,481,907

Operating (loss) income	(5,388)	(63,300)	569,289	(4,710)	(1,240)	494,651

Equity in earnings of consolidated subsidiaries	211,782	373,228	(201)	—	(584,809)	—
Interest expense	(573)	(163,347)	(4,869)	(27,364)	21,291	(174,862)
Other income (expense)	4,377	(14,651)	998	2,024	10	(7,242)
Total other income (expense)	215,586	195,230	(4,072)	(25,340)	(563,508)	(182,104)

Income tax benefit (provision)	2,081	83,897	(185,193)	1,783	—	(97,432)
Net income (loss)	212,279	215,827	380,024	(28,267)	(564,748)	215,115
Net income attributable to the noncontrolling interests	—	—	—	(2,836)	—	(2,836)
Net income (loss) attributable to Sinclair Broadcast Group	$212,279	$215,827	$380,024	$(31,103)	$(564,748)	$212,279
Comprehensive income (loss)	$211,759	$213,284	$378,926	$(27,982)	$(564,228)	$211,759

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,296,736	$123,017	$(56,622)	$1,363,131

Media production expenses	15	357	391,410	52,492	(57,628)	386,646
Selling, general and administrative	3,733	48,363	241,548	10,694	82	304,420
Depreciation, amortization and other operating expenses	1,307	3,105	275,889	68,215	(471)	348,045
Total operating expenses	5,055	51,825	908,847	131,401	(58,017)	1,039,111

Operating (loss) income	(5,055)	(51,825)	387,889	(8,384)	1,395	324,020

Equity in earnings of consolidated subsidiaries	97,138	309,388	1,009	—	(407,535)	—
Interest expense	(1,083)	(152,174)	(4,965)	(25,624)	20,909	(162,937)
Other income (expense)	4,633	(59,033)	245	5,361	(6,781)	(55,575)
Total other income (expense)	100,688	98,181	(3,711)	(20,263)	(393,407)	(218,512)

Income tax benefit (provision)	(22,165)	47,645	(73,266)	2,637	3,900	(41,249)
Income from discontinued operations, net of tax	—	11,063	495	—	—	11,558
Net income (loss)	73,468	105,064	311,407	(26,010)	(388,112)	75,817
Net income attributable to the noncontrolling interests	—	—	—	(2,349)	—	(2,349)
Net income (loss) attributable to Sinclair Broadcast Group	$73,468	$105,064	$311,407	$(28,359)	$(388,112)	$73,468
Comprehensive income (loss)	$78,257	$107,243	$311,407	$(28,098)	$(390,552)	$78,257

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(3,759)	$(133,595)	$530,768	$(16,864)	$24,145	400,695
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(6,605)	(84,079)	(2,586)	1,849	(91,421)
Payments for acquisition of television stations	—	—	(17,011)	—	—	(17,011)
Purchase of alarm monitoring contracts	—	—	—	(39,185)	—	(39,185)
Proceeds from sale of broadcast assets	—	—	23,650	—	—	23,650
Investments in equity and cost method investees	—	(8,998)	(27)	(35,690)	—	(44,715)
Other, net	4,598	(5,447)	575	17,645	—	17,371
Net cash flows (used in) from investing activities	4,598	(21,050)	(76,892)	(59,816)	1,849	(151,311)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	349,562	—	33,325	—	382,887
Repayments of notes payable, commercial bank financing and capital leases	(528)	(382,691)	(1,286)	(10,642)	—	(395,147)
Dividends paid on Class A and Class B Common Stock	(62,733)	—	—	—	—	(62,733)
Repurchase of outstanding Class A Common Stock	(28,823)	—	—	—	—	(28,823)
Payments for deferred financing cost	—	(3,604)	—	(243)	—	(3,847)
Noncontrolling interests distributions	—	—	—	(9,918)	—	(9,918)
Increase (decrease) in intercompany payables	89,319	303,755	(452,897)	85,953	(26,130)	—
Other, net	1,926	—	(1,207)	(368)	136	487
Net cash flows (used in) from financing activities	(839)	267,022	(455,390)	98,107	(25,994)	(117,094)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	112,377	(1,514)	21,427	—	132,290
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$115,771	$235	$33,966	$—	$149,972

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(26,528)	$(147,940)	$628,103	$(35,694)	$12,513	$430,454
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8,864)	(71,152)	(2,722)	1,280	(81,458)
Payments for acquisition of television stations	—	—	(1,485,039)	—	—	(1,485,039)
Purchase of alarm monitoring contracts	—	—	—	(27,701)	—	(27,701)
Proceeds from sale of broadcast assets	—	—	176,675	—	—	176,675
Decrease in restricted cash	—	11,525	91	—	—	11,616
Investments in equity and cost method investees	—	—	—	(8,104)	—	(8,104)
Proceeds from insurance settlement	—	17,042	—	—	—	17,042
Other, net	1,000	—	392	(1,779)	—	(387)
Net cash flows (used in) from investing activities	1,000	19,703	(1,379,033)	(40,306)	1,280	(1,397,356)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	1,466,500	507	33,713	—	1,500,720
Repayments of notes payable, commercial bank financing and capital leases	(556)	(574,584)	(1,028)	(6,596)	—	(582,764)
Dividends paid on Class A and Class B Common Stock	(61,103)	—	—	—	—	(61,103)
Repurchase of outstanding Class A Common Stock	(133,157)	—	—	—	—	(133,157)
Payments for deferred financing costs	—	(16,590)	—	—	—	(16,590)
Noncontrolling interest distributions	—	—	—	(8,184)	—	(8,184)
Increase (decrease) in intercompany payables	218,081	(981,669)	725,678	51,703	(13,793)	—
Other, net	2,263	—	(1,072)	4,367	—	5,558
Net cash flows (used in) from financing activities	25,528	(106,343)	724,085	75,003	(13,793)	704,480

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(234,580)	(26,845)	(997)	—	(262,422)
CASH AND CASH EQUIVALENTS, beginning of period	—	237,974	28,594	13,536	—	280,104
CASH AND CASH EQUIVALENTS, end of period	$—	$3,394	$1,749	$12,539	$—	$17,682

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(37,107)	$(264,925)	$444,680	$(40,414)	$58,343	$160,577
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,700)	(35,659)	(5,029)	—	(43,388)
Payments for acquisition of television stations	—	—	(998,664)	(50,480)	43,000	(1,006,144)
Purchase of alarm monitoring contracts	—	—	—	(23,721)	—	(23,721)
Proceeds from sale of broadcast assets	—	—	71,738	21,000	(43,000)	49,738
Decrease in restricted cash	—	(11,522)	—	—	—	(11,522)
Investments in equity and cost method investees	—	—	—	(10,767)	—	(10,767)
Other, net	1,648	—	50	3,773	(10,908)	(5,437)
Net cash flows (used in) from investing activities	1,648	(14,222)	(962,535)	(65,224)	(10,908)	(1,051,241)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	2,189,753	—	88,540	—	2,278,293
Repayments of notes payable, commercial bank financing and capital leases	(482)	(1,473,898)	(1,069)	(34,311)	—	(1,509,760)
Proceeds from the sale of Class A Common Stock	472,913	—	—	—	—	472,913
Dividends paid on Class A and Class B Common Stock	(56,767)	—	—	—	—	(56,767)
Payments for deferred financing costs	—	(27,724)	—	—	—	(27,724)
Noncontrolling interest distributions	—	—	—	(10,256)	—	(10,256)
Increase (decrease) in intercompany payables	(371,331)	(178,240)	548,139	59,765	(58,333)	—
Other, net	(8,874)	—	(820)	—	10,898	1,204
Net cash flows (used in) from financing activities	35,459	509,891	546,250	103,738	(47,435)	1,147,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	230,744	28,395	(1,900)	—	257,239
CASH AND CASH EQUIVALENTS, beginning of period	—	7,230	199	15,436	—	22,865
CASH AND CASH EQUIVALENTS, end of period	$—	$237,974	$28,594	$13,536	$—	$280,104

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(in thousands, except per share data)

	For the Quarter Ended
	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Total revenues, net	$504,775	$554,167	$548,404	$611,790
Operating income	$84,547	$114,340	$99,606	$124,243
Net income	$24,836	$46,399	$44,034	$60,830
Net income attributable to Sinclair Broadcast Group	$24,282	$45,787	$43,255	$58,200
Basic earnings per common share	$0.26	$0.48	$0.46	$0.62
Diluted earnings per common share	$0.25	$0.48	$0.45	$0.61

	For the Quarter Ended
	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total revenues, net	$412,648	$455,136	$494,956	$613,818
Operating income	$81,000	$103,039	$101,663	$208,949
Net income	$27,657	$41,601	$48,768	$97,089
Net income attributable to Sinclair Broadcast Group	$27,158	$41,335	$48,341	$95,445
Basic earnings per common share	$0.27	$0.43	$0.50	$0.99
Diluted earnings per common share	$0.27	$0.42	$0.49	$0.98