Form 10-Q
period 2016-03-31
SINCLAIR BROADCAST GROUP INC
filed 2016-05-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 9, 2016
Class A Common Stock	69,102,681
Class B Common Stock	25,928,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of March 31, 2016	As of December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,524	$149,972
Accounts receivable, net of allowance for doubtful accounts of $3,858 and $4,495, respectively	417,060	424,608
Current portion of program contract costs	62,704	91,466
Income taxes receivable	—	823
Prepaid expenses and other current assets	52,093	26,903
Deferred barter costs	9,151	7,991
Total current assets	682,532	701,763
PROGRAM CONTRACT COSTS, less current portion	14,543	18,996
PROPERTY AND EQUIPMENT, net	723,762	717,137
RESTRICTED CASH	3,000	3,725
GOODWILL	2,081,936	1,931,093
INDEFINITE-LIVED INTANGIBLE ASSETS	167,075	132,465
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,861,444	1,751,570
OTHER ASSETS	212,906	175,566
Total assets (a)	$5,747,198	$5,432,315
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$261,888	$251,313
Income taxes payable	9,031	—
Current portion of notes payable, capital leases and commercial bank financing	168,388	164,184
Current portion of notes and capital leases payable to affiliates	3,362	3,166
Current portion of program contracts payable	85,779	108,260
Deferred barter revenues	9,258	8,080
Total current liabilities	537,706	535,003
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,998,674	3,669,160
Notes payable and capital leases to affiliates, less current portion	16,682	17,850
Program contracts payable, less current portion	51,033	56,921
Deferred tax liabilities	551,518	585,072
Other long-term liabilities	71,687	68,631
Total liabilities (a)	5,227,300	4,932,637
COMMITMENTS AND CONTINGENCIES (See Note 4)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 69,072,101 and 68,792,483 shares issued and outstanding, respectively	691	688
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 25,928,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	259
Additional paid-in capital	973,663	962,726
Accumulated deficit	(426,731)	(437,029)
Accumulated other comprehensive loss	(834)	(834)
Total Sinclair Broadcast Group shareholders’ equity	547,048	525,810
Noncontrolling interests	(27,150)	(26,132)
Total equity	519,898	499,678
Total liabilities and equity	$5,747,198	$5,432,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of March 31, 2016 and December 31, 2015 include total assets of variable interest entities (VIEs) of $148.0 million and $152.4 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2016 and December 31, 2015 include total liabilities of the VIEs of $34.0 million and $35.6 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Media revenues	$531,323	$464,751
Revenues realized from station barter arrangements	26,510	20,959
Other non-media revenues	21,056	19,065
Total revenues	578,889	504,775
OPERATING EXPENSES:
Media production expenses	215,877	171,571
Media selling, general and administrative expenses	115,009	102,241
Expenses recognized from station barter arrangements	22,925	17,412
Amortization of program contract costs and net realizable value adjustments	33,460	30,391
Other non-media expenses	17,697	14,913
Depreciation of property and equipment	24,035	25,189
Corporate general and administrative expenses	21,341	16,038
Amortization of definite-lived intangible and other assets	43,765	39,980
Research and development expenses	1,101	2,515
Gain on asset disposition	(2,660)	(22)
Total operating expenses	492,550	420,228
Operating income	86,339	84,547
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(49,415)	(46,648)
Income from equity and cost method investments	423	3,146
Other income, net	462	218
Total other expense, net	(48,530)	(43,284)
Income before income taxes	37,809	41,263
INCOME TAX PROVISION	(12,180)	(16,427)
NET INCOME	25,629	24,836
Net income attributable to the noncontrolling interests	(1,489)	(554)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$24,140	$24,282
Dividends declared per share	$0.165	$0.165
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.25	$0.26
Diluted earnings per share	$0.25	$0.25
Weighted average common shares outstanding	94,701	95,131
Weighted average common and common equivalent shares outstanding	95,614	95,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$25,629	$24,836
Amortization of net periodic pension benefit costs, net of taxes	—	84
Comprehensive income	25,629	24,920
Comprehensive income attributable to the noncontrolling interests	(1,489)	(554)
Comprehensive income attributable to Sinclair Broadcast Group	$24,140	$24,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2014	69,578,899	$696	25,928,357	$259	$979,202	$(545,820)	$(6,455)	$(22,539)	$405,343
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(15,715)	—	—	(15,715)
Repurchases of Class A Common Stock	(304,787)	(3)	—	—	(7,800)	—	—	—	(7,803)
Class A Common Stock issued pursuant to employee benefit plans	217,803	2	—	—	7,824	—	—	—	7,826
Tax benefit on share based awards	—	—	—	—	688	—	—	—	688
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,819)	(2,819)
Other comprehensive income	—	—	—	—	—	—	84	—	84
Net income	—	—	—	—	—	24,282	—	554	24,836
BALANCE, March 31, 2015	69,491,915	$695	25,928,357	$259	$979,914	$(537,253)	$(6,371)	$(24,804)	$412,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standard	—	—	—	—	431	1,833	—	—	2,264
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(15,675)	—	—	(15,675)
Class A Common Stock issued pursuant to employee benefit plans	279,618	3	—	—	10,506	—	—	—	10,509
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,713)	(2,713)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	206	206
Net income	—	—	—	—	—	24,140	—	1,489	25,629
BALANCE, March 31, 2016	69,072,101	$691	25,928,357	$259	$973,663	$(426,731)	$(834)	$(27,150)	$519,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$25,629	$24,836
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	24,035	25,189
Amortization of definite-lived intangible and other assets	43,765	39,980
Amortization of program contract costs and net realizable value adjustments	33,460	30,391
Stock-based compensation expense	6,328	7,057
Deferred tax benefit	(957)	(9,963)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	26,918	19,619
Increase in prepaid expenses and other current assets	(18,933)	(10,472)
Increase (decrease) in accounts payable and accrued liabilities	10,932	(13,185)
Net change in net income taxes payable/receivable	9,854	29,786
Payments on program contracts payable	(28,615)	(27,624)
Other, net	1,599	(1,762)
Net cash flows from operating activities	134,015	113,852

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(25,851)	(23,648)
Acquisition of businesses, net of cash acquired	(384,659)	(150)
Purchase of alarm monitoring contracts	(7,017)	(5,744)
Investments in equity and cost method investees	(19,874)	(2,945)
Loans to affiliates	(19,500)	—
Other, net	2,265	4,574
Net cash flows used in investing activities	(454,636)	(27,913)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	598,850	7,866
Repayments of notes payable, commercial bank financing and capital leases	(261,230)	(25,055)
Dividends paid on Class A and Class B Common Stock	(15,675)	(15,715)
Repurchase of outstanding Class A Common Stock	—	(7,803)
Other, net	(9,772)	(5,071)
Net cash flows from (used in) financing activities	312,173	(45,778)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,448)	40,161
CASH AND CASH EQUIVALENTS, beginning of period	149,972	17,682
CASH AND CASH EQUIVALENTS, end of period	$141,524	$57,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company with national reach with a strong focus on providing high-quality content on our local television stations and digital platforms. The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, and other original programming produced by us. We also distribute our original programming, and owned and operated network affiliates, on other third-party platforms. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

As of March 31, 2016, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shares services agreements (SSAs)) to 166 stations in 80 markets. These stations broadcast 471 channels, as of March 31, 2016. For the purpose of this report, these 166 stations and 471 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2016 and 2015 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase, the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of March 31, 2016 and December 31, 2015, respectively, we have concluded that 37 of these licensees are VIEs.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 6. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $71.6 million and $64.8 million for the three months ended March 31, 2016 and 2015, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership, Joint Sales Agreements, and Retransmission Consent Negotiations within Note 4. Commitments and Contingencies for discussion of recent changes in FCC rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$490
Accounts receivable	16,800	21,719
Current portion of program contract costs	9,989	13,287
Prepaid expenses and other current assets	390	331
Total current assets	27,669	35,827

PROGRAM CONTRACT COSTS, less current portion	3,570	4,541
PROPERTY AND EQUIPMENT, net	9,224	7,609
GOODWILL	791	787
INDEFINITE-LIVED INTANGIBLE ASSETS	15,684	17,599
DEFINITE-LIVED INTANGIBLE ASSETS, net	84,124	79,086
OTHER ASSETS	6,924	6,924
Total assets	$147,986	$152,373

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,274	$1,240
Current portion of notes payable, capital leases and commercial bank financing	3,694	3,687
Current portion of program contracts payable	10,261	12,627
Total current liabilities	15,229	17,554

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	23,699	24,594
Program contracts payable, less current portion	12,765	13,679
Other long-term liabilities	9,681	8,067
Total liabilities	$61,374	$63,894

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of March 31, 2016 and December 31, 2015, which are excluded from liabilities above, were $38.4 million and $37.6 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.4 million and $4.5 million for March 31, 2016 and December 31, 2015.  Also excluded from the amounts above are liabilities associated with certain outsourcing agreements and purchase options with certain VIEs totaling $78.1 million and $72.5 million as of March 31, 2016 and December 31, 2015, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.

Other investments.  We have investments in real estate ventures and investment companies which are considered VIEs.  However, we do not participate in the management of these entities including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.  We account for these entities using the equity or cost method of accounting.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of March 31, 2016 and December 31, 2015 are $103.3 million and $18.1 million, respectively, are included in other assets in the consolidated balance sheets. The increase during the first quarter 2016 was due to the adoption of the revised accounting guidance related to consolidation as discussed under Recent Accounting Pronouncements below, which resulted in additional investments being considered VIEs. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.4 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The new standard was to be effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB decided to defer the effective date by one year to the annual reporting period beginning after December 15, 2017, however, early adoption as of the original effective date will be permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In February 2015, the FASB issued new guidance that amends the current consolidation guidance on the determination of whether an entity is a variable interest entity.  The new standard is effective for the interim and annual periods beginning after December 15, 2015. We adopted this revised guidance on a modified retrospective basis during the three months ended March 31, 2016. As disclosed under Other investments under Variable Interest Entities above, the adoption of the revised guidance resulted in additional investments in real estate ventures and investment companies being considered VIEs, however we concluded that we were not the primary beneficiary of these investments. The revised guidance did not have any other impact on our consolidation conclusions.

In February 2016, the FASB issued new guidance related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of

12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term. This update will be effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income tax effects, forfeitures, the impact of employee income tax withholdings and classification of certain related items in the statement of cash flows. We early adopted this guidance effective January 1, 2016, which did not have a material effect on the consolidated financial statements. The adoption of the various changes in the guidance were applied as required by the guidance either on the prospective, modified retrospective, or full retrospective basis. As shown in the consolidated statement of stockholders' equity, upon adoption, we recorded a $0.4 million increase to additional paid in capital and a $1.8 million decrease in accumulated deficit, net of taxes, to record the cumulative effect of changing the classification of certain liability awards to equity classification. Additionally, for the three months ended March 31, 2015, we reclassified $2.2 million from net cash flows from operating activities to net cash flows from financing activities in our consolidated statement of cash flows related to cash payments made to taxing authorities on certain employees' behalf for shares withheld.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2016 and 2015 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2016 was less than the statutory rate primarily due to a Domestic Production Activities Deduction benefit, partially offset by a provision for state taxes. Our effective income tax rate for the three months ended March 31, 2015 exceeded the statutory rate primarily due to an increase in income tax provision resulting from a settlement of a state income tax position.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $1.3 million in the next twelve months as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS:

Tennis Channel. In March 2016, we acquired all of the outstanding common stock of Tennis Channel (Tennis) for $350.0 million plus a working capital adjustment of $6.5 million. This was funded through cash on hand and a draw on the Bank Credit Agreement. The acquisition provides an expansion of our network business and increases value based on the synergies we can achieve. Tennis is reported within Other within Note 7. Segment Data.

The following tables summarize the allocated fair value of acquired assets and assumed liabilities (in thousands):

Cash	$5,111
Accounts receivable	17,629
Prepaid expenses and other current assets	6,318
Property and equipment	5,964
Definite-lived intangible assets	111,528
Indefinite-lived intangible assets	36,500
Restricted cash	200
Other assets	619
Deferred tax asset	33,678
Accounts payable and accrued liabilities	(7,414)
Capital leases	(115)
Other long term liabilities	(1,669)
Fair value of identifiable net assets acquired	208,349
Goodwill	148,140
Total	$356,489

The allocations presented above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The purchase prices have been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocations are preliminary pending a final determination of the fair values of the assets and liabilities.

Indefinite-lived intangible assets are comprised of trade names. Customer relationships, which represent existing advertiser relationships and contractual relationships with MVPDs, will be amortized over the estimated remaining useful lives of 10 years.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  There is no goodwill deductible for tax purposes. Other intangible assets will be amortized over the respective weighted average useful lives ranging from 1 to 10 years. The following table summarizes the amounts allocated to definite-lived intangible assets representing the estimated fair values (in thousands):

Customer relationships	$107,300
Other intangible assets	4,228
Fair value of identifiable definite-lived intangible assets acquired	$111,528

In connection with the acquisitions, for the three months ended March 31, 2016, we incurred a total of $0.3 million of costs primarily related to legal and other professional services which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations. Net revenues and an operating loss of the Tennis included in our consolidated statements of operations, were $7.6 million and $1.5 million, for the three months ending March 31, 2016, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three months ended March 31, 2016 and 2015, assuming that Tennis, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the acquisition of television station acquisitions discussed below, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Total revenues	$593,381	$524,282
Net Income	$25,822	$25,404
Net Income attributable to Sinclair Broadcast Group	$24,333	$24,850
Basic earnings per share attributable to Sinclair Broadcast Group	$0.26	$0.26
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.25	$0.26

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated Tennis since the beginning of the annual period presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense and amortization of intangible assets related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, and exclusion of nonrecurring financing and transaction related costs. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangible and intangible assets in purchase accounting.

Television Station Acquisitions. During the three months ended March 31, 2016, we acquired certain television station related assets for an aggregate purchase price of $34.2 million. In conjunction with the acquisition of the television station in South Bend-Elkhart, IN, we simultaneously sold the broadcast assets of our station in Marquette, MI. For the three months ended, March 31, 2016, we recognized a $2.6 million gain on the sale of the television station in Marquette, MI.

In May 2016, we acquired KFXL (FOX) and KHGI, KHGI-LD, KWNB and KWNB-LD (ABC), in Lincoln, Nebraska for $31.3 million. The acquisition was funded with cash on hand.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

On March 23, 2016, we issued $350.0 million in senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on March 15, 2026 (the 5.875% Notes), pursuant to an indenture dated March 23, 2016 (the 5.875% Indenture). The 5.875% Notes were priced at 100% of their par value and interest is payable semi-annually on March 15 and September 15, commencing on September 15, 2016. Prior to March 15, 2021, we may redeem the 5.875% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.875% Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 5.875% Indenture. In addition, on or prior to March 15, 2019, we may redeem up to 35% of the 5.875% Notes, using proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, the holders of the 5.875% Notes may require us to repurchase some or all of the notes. The proceeds from the offering of the 5.875% Notes, were used to repay amounts under our revolving credit facility and for other general corporate purposes. We incurred $5.9 million of deferred financing costs in connection with the issuance of the 5.875% Notes.

As discussed in Note 2. Acquisitions, we completed the acquisition of Tennis in March 2016. The acquisition was funded, in part, by a draw on our revolving line of credit which was repaid using the proceeds from the 5.875% Notes discussed above. As of March 31, 2016 and December 31, 2015, the outstanding balance under our revolving credit facility was zero. As of March 31, 2016, we had $483.1 million borrowing capacity under our revolving credit facility.

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

Various parties have filed petitions to deny our applications or applications of licensees that we provide services to under LMAs for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina; WCIV-TV, Charleston, South Carolina (formerly WMMP-TV); WMYA-TV, Anderson, South Carolina; WICS-TV, Springfield, Illinois; WBFF-TV, Baltimore, Maryland; WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston / Huntington, West Virginia; WCGV-TV, Milwaukee, Wisconsin; KGAN-TV, Cedar Rapids, Iowa; and WTTO-TV in Birmingham, AL. The FCC is in the process of considering the renewal applications and we believe the petitions have no merit.

Changes in the Rules of Television Ownership, Joint Sales Agreements, and Retransmission Consent Negotiations

In March, 2014, the FCC issued a public notice indicating that it will closely scrutinize any broadcast assignment or transfer application proposing sharing arrangements (such as JSAs, LMAs and other shared services agreements) and contingent interests (such as options). We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.  In addition, in April, 2014, the FCC issued an order amending its multiple ownership rules to provide that, JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the ad time per week of the other station, the party selling such ad time shall be treated as if it had an attributable ownership interest in the second station.  The order provided that JSAs that existed on the effective date of the new rule, March 31, 2014, had two years to be terminated, amended or otherwise come into compliance with the new rules.  Subsequently, Congress adopted, and the President signed into law, legislation that grandfathered preexisting JSAs until October 1, 2025. We cannot predict whether we will be able to terminate or restructure such arrangements prior to October 1, 2025 on terms that are as advantageous to us as the current arrangements. The new rule is the subject of an appeal, which was heard by the United States Court of Appeals for the Third Circuit in April 2016. We cannot predict the outcome of that appeal. Among other things, the new JSA rule could limit our future ability to create duopolies or other two-station operations in certain markets. The revenues of these JSA arrangements we earned were $12.2 million and $10.9 million for the three months ended March 31, 2016 and 2015, respectively.

In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. With these changes, a television broadcast station is prohibited from negotiating retransmission consent jointly with another television station in the same market unless the “stations are directly or indirectly under common de jure control permitted under the regulations of the Commission.” During a recent retransmission consent negotiation, an MVPD filed a complaint with the FCC accusing us of violating this rule. Although we reached agreement with the MVPD and they withdrew their complaint, the FCC is still looking into the allegations made by the MVPD and whether we negotiated in good faith as defined in the rules.  We cannot predict the outcome of any potential FCC action, but it is possible that such action could include fines that may be material to our consolidated financial statements.

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

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Income (Numerator)
Net Income	$25,629	$24,836
Net (income) loss attributable to noncontrolling interests	(1,489)	(554)
Numerator for diluted earnings per common share available to common shareholders	$24,140	$24,282

Shares (Denominator)
Weighted-average common shares outstanding	94,701	95,131
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	913	640
Weighted-average common and common equivalent shares outstanding	95,614	95,771

There were 407,479 anti-dilutive shares for the three months ended March 31, 2016, and 325,000 anti-dilutive shares for the three months ended March 31, 2015.

6.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.4 million the three months ended March 31, 2016 and 2015, respectively.

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

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders.  We incurred expenses of $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations).

The estate of Carolyn C. Smith, the mother of our controlling shareholders, currently owns all of the voting stock.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders.  We consolidate certain subsidiaries of Cunningham, with which we have variable interests through various arrangements related to the Cunningham Stations discussed further below.

As of March 31, 2016, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the
Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2016 and there are three additional 5- year renewal terms remaining with final expiration on July 1, 2031. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham.  Our applications to acquire these license related assets are pending FCC approval.

Pursuant to the terms of the LMAs, options and other agreements, we are obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $4.7 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the LMA fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of March 31, 2016 was approximately $53.6 million.

We made payments to Cunningham under our LMAs with these stations of $2.2 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, Cunningham LMA Stations provided us with approximately $25.6 million and $21.7 million, respectively, of total revenue.

Cunningham also owns the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain JSAs and SSAs. The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. Under these arrangements, we earned $1.4 million and $1.3 million from the services we performed for these stations for the three months ended March 31, 2016 and 2015, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to these stations include $1.9 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

During January 2016, Cunningham entered into a promissory note to borrow $19.5 million from us. The note bears interest at a fixed rate of 5.0% per annum (the 5.0% Notes), which is payable quarterly, commencing March 31, 2016. The note matures in January 2021, with additional one year renewal periods upon our approval.

In April 2016, we entered into an agreement with Cunningham to sell master control equipment and provide master control services to their station in Johnstown, PA for a period of three years ending in 2019. Under the agreement, Cunningham will purchase the equipment from us for $0.7 million and pay us $0.2 million annually for master control services plus the cost to maintain and repair of the equipment.

Atlantic Automotive Corporation

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. No payments for vehicles or vehicle related services were paid to Atlantic Automotive during the three months ended March 31, 2016. Additionally, Atlantic Automotive leases office space owned by one of our consolidated real estate ventures in Towson, Maryland. Atlantic Automotive paid $0.4 million and $0.1 million in rent during the three months ended March 31, 2016 and 2015, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.1 million for both the three months ended March 31, 2016 and 2015. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.1 million in rent pursuant to the lease for both the three months ended March 31, 2016 and 2015.

Payments for services provided by these three restaurants to us was zero and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

7.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 80 markets located throughout the continental United States. Other primarily consists of original networks and content, digital and internet solutions, technical services and other non-media investments. All of our businesses are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments but are included for reconciliation purposes.

We had approximately $226.3 million and $207.0 million of intercompany loans between the broadcast segment, other and corporate as of March 31, 2016 and 2015, respectively.  We had $6.1 million and $5.2 million in intercompany interest expense related to intercompany loans between the broadcast segment, other and corporate for the three months ended March 31, 2016 and 2015, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended March 31, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$546,833	$32,056	$—	$578,889
Depreciation of property and equipment	22,748	1,021	266	24,035
Amortization of definite-lived intangible assets and other assets	39,770	3,995	—	43,765
Amortization of program contract costs and net realizable value adjustments	33,460	—	—	33,460
General and administrative overhead expenses	20,447	545	349	21,341
Research and development	—	1,101	—	1,101
Operating income (loss)	98,041	(11,087)	(615)	86,339
Interest expense	1,482	1,476	46,457	49,415
Income from equity and cost method investments	—	423	—	423
Assets	4,807,977	754,875	184,346	5,747,198

For the three months ended March 31, 2015	Broadcast	Other	Corporate	Consolidated
Revenue	$485,052	$19,723	$—	$504,775
Depreciation of property and equipment	24,177	733	279	25,189
Amortization of definite-lived intangible assets and other assets	37,891	2,089	—	39,980
Amortization of program contract costs and net realizable value adjustments	30,391	—	—	30,391
General and administrative overhead expenses	14,907	279	852	16,038
Research and development	—	2,515	—	2,515
Operating income (loss)	92,042	(6,364)	(1,131)	84,547
Interest expense	—	1,075	45,573	46,648
Income from equity and cost method investments	—	3,146	—	3,146

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
6.375% Senior Unsecured Notes due 2021	$350,000	$373,625	$350,000	$367,325
6.125% Senior Unsecured Notes due 2022	500,000	526,250	500,000	512,500
5.875% Senior Unsecured Notes due 2026	350,000	360,063	—	—
5.625% Senior Unsecured Notes due 2024	550,000	559,284	550,000	539,000
5.375% Senior Unsecured Notes due 2021	600,000	619,500	600,000	605,658
Term Loan A	304,433	301,008	313,620	308,916
Term Loan B	1,372,711	1,367,706	1,376,007	1,365,461
Debt of variable interest entities	25,811	25,811	26,682	26,682
Debt of other operating divisions	122,637	122,637	120,969	120,969

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, 6.375% Notes, and 5.875% Notes. Our Class A Common Stock and Class B Common Stock as of March 31, 2016, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 6.375% Notes, and 5.875% Notes. As of March 31, 2016, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,187.1 million included $4,061.6 million related to STG and its subsidiaries of which SBG guaranteed $4,010.6 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$105,318	$10,053	$26,153	$—	$141,524
Accounts receivable	18	—	391,581	26,719	(1,258)	417,060
Other current assets	1,787	6,831	97,006	20,871	(2,547)	123,948
Total current assets	1,805	112,149	498,640	73,743	(3,805)	682,532

Property and equipment, net	2,618	20,224	566,467	143,272	(8,819)	723,762

Investment in consolidated subsidiaries	521,328	3,774,538	4,179	—	(4,300,045)	—
Goodwill	—	—	2,077,657	4,279	—	2,081,936
Indefinite-lived intangible assets	—	—	151,366	15,709	—	167,075
Definite-lived intangible assets	—	—	1,709,430	214,842	(62,828)	1,861,444
Other long-term assets	51,166	726,459	108,028	148,980	(804,184)	230,449
Total assets	$576,917	$4,633,370	$5,115,767	$600,825	$(5,179,681)	$5,747,198

Accounts payable and accrued liabilities	$106	$73,501	$165,791	$26,053	$(3,563)	$261,888
Current portion of long-term debt	—	59,938	1,728	106,722	—	168,388
Current portion of affiliate long-term debt	1,701	—	1,450	1,714	(1,503)	3,362
Other current liabilities	—	—	93,742	10,326	—	104,068
Total current liabilities	1,807	133,439	262,711	144,815	(5,066)	537,706

Long-term debt	—	3,925,163	32,263	41,248	—	3,998,674
Affiliate long-term debt	1,272	—	13,712	372,008	(370,310)	16,682
Other liabilities	26,790	30,020	1,049,026	174,761	(606,359)	674,238
Total liabilities	29,869	4,088,622	1,357,712	732,832	(981,735)	5,227,300

Total Sinclair Broadcast Group equity (deficit)	547,048	544,748	3,758,055	(100,419)	(4,202,384)	547,048
Noncontrolling interests in consolidated subsidiaries	—	—	—	(31,588)	4,438	(27,150)
Total liabilities and equity (deficit)	$576,917	$4,633,370	$5,115,767	$600,825	$(5,179,681)	$5,747,198

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$115,771	$235	$33,966	$—	$149,972
Accounts receivable	—	1,775	390,142	33,949	(1,258)	424,608
Other current assets	3,648	5,172	99,118	23,278	(4,033)	127,183
Total current assets	3,648	122,718	489,495	91,193	(5,291)	701,763

Property and equipment, net	2,884	20,336	559,042	143,667	(8,792)	717,137

Investment in consolidated subsidiaries	497,262	3,430,434	4,179	—	(3,931,875)	—
Goodwill	—	—	1,926,814	4,279	—	1,931,093
Indefinite-lived intangible assets	—	—	114,841	17,624	—	132,465
Definite-lived intangible assets	—	—	1,602,454	206,975	(57,859)	1,751,570
Other long-term assets	52,128	673,915	110,507	140,910	(779,173)	198,287
Total assets	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

Accounts payable and accrued liabilities	$104	$49,428	$179,156	$27,462	$(4,837)	$251,313
Current portion of long-term debt	—	57,640	1,611	106,358	(1,425)	164,184
Current portion of affiliate long-term debt	1,651	—	1,311	456	(252)	3,166
Other current liabilities	—	—	103,627	12,713	—	116,340
Total current liabilities	1,755	107,068	285,705	146,989	(6,514)	535,003

Long-term debt	—	3,594,218	32,743	42,199	—	3,669,160
Affiliate long-term debt	1,857	—	14,240	366,042	(364,289)	17,850
Other liabilities	26,500	28,866	1,060,211	171,102	(576,055)	710,624
Total liabilities	30,112	3,730,152	1,392,899	726,332	(946,858)	4,932,637

Total Sinclair Broadcast Group equity (deficit)	525,810	517,251	3,414,433	(91,703)	(3,839,981)	525,810
Noncontrolling interests in consolidated subsidiaries	—	—	—	(29,981)	3,849	(26,132)
Total liabilities and equity (deficit)	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$545,113	$52,250	$(18,474)	$578,889

Media production expenses	—	—	209,725	24,381	(18,229)	215,877
Selling, general and administrative	1,002	22,099	111,107	2,162	(20)	136,350
Depreciation, amortization and other operating expenses	266	1,190	108,478	30,855	(466)	140,323
Total operating expenses	1,268	23,289	429,310	57,398	(18,715)	492,550

Operating (loss) income	(1,268)	(23,289)	115,803	(5,148)	241	86,339

Equity in earnings of consolidated subsidiaries	24,287	74,855	50	—	(99,192)	—
Interest expense	(94)	(46,363)	(1,202)	(7,897)	6,141	(49,415)
Other income (expense)	1,142	118	(11)	(364)	—	885
Total other income (expense)	25,335	28,610	(1,163)	(8,261)	(93,051)	(48,530)

Income tax benefit (provision)	73	23,103	(38,180)	2,824	—	(12,180)
Net income (loss)	24,140	28,424	76,460	(10,585)	(92,810)	25,629
Net income attributable to the noncontrolling interests	—	—	—	(899)	(590)	(1,489)
Net income (loss) attributable to Sinclair Broadcast Group	$24,140	$28,424	$76,460	$(11,484)	$(93,400)	$24,140
Comprehensive income (loss)	$24,140	$28,424	$76,460	$(10,585)	$(92,810)	$25,629

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$476,670	$47,004	$(18,899)	$504,775

Media production expenses	—	—	170,249	19,849	(18,527)	171,571
Selling, general and administrative	1,045	14,783	99,723	2,640	88	118,279
Depreciation, amortization and other operating expenses	266	775	101,428	28,250	(341)	130,378
Total operating expenses	1,311	15,558	371,400	50,739	(18,780)	420,228

Operating (loss) income	(1,311)	(15,558)	105,270	(3,735)	(119)	84,547

Equity in earnings of consolidated subsidiaries	24,325	64,465	(50)	—	(88,740)	—
Interest expense	(102)	(43,873)	(1,176)	(6,706)	5,209	(46,648)
Other income (expense)	1,350	(154)	64	2,104	—	3,364
Total other income (expense)	25,573	20,438	(1,162)	(4,602)	(83,531)	(43,284)

Income tax benefit (provision)	20	20,615	(38,377)	1,315	—	(16,427)
Net income (loss)	24,282	25,495	65,731	(7,022)	(83,650)	24,836
Net income attributable to the noncontrolling interests	—	—	—	(554)	—	(554)
Net income (loss) attributable to Sinclair Broadcast Group	$24,282	$25,495	$65,731	$(7,576)	$(83,650)	$24,282
Comprehensive income (loss)	$24,920	$25,579	$65,731	$(7,576)	$(83,734)	$24,920

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM(USED IN) OPERATING ACTIVITIES	$823	$(20,655)	$145,404	$779	$7,664	$134,015
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,479)	(23,239)	(1,323)	190	(25,851)
Acquisition of businesses, net of cash acquired	—	—	(374,284)	(10,375)	—	(384,659)
Purchase of alarm monitoring contracts	—	—	—	(7,017)	—	(7,017)
Investments in equity and cost method investees	—	(10,000)	(47)	(9,827)	—	(19,874)
Loans to affiliates	—	(19,500)	—	—	—	(19,500)
Other, net	1,197	—	(210)	1,278	—	2,265
Net cash flows from (used in) investing activities	1,197	(30,979)	(397,780)	(27,264)	190	(454,636)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	595,000	—	3,850	—	598,850
Repayments of notes payable, commercial bank financing and capital leases	—	(257,682)	(461)	(3,087)	—	(261,230)
Dividends paid on Class A and Class B Common Stock	(15,675)	—	—	—	—	(15,675)
Increase (decrease) in intercompany payables	15,368	(290,337)	262,392	20,489	(7,912)	—
Other, net	(1,713)	(5,800)	263	(2,580)	58	(9,772)
Net cash flows (used in) from financing activities	(2,020)	41,181	262,194	18,672	(7,854)	312,173

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,453)	9,818	(7,813)	—	(8,448)
CASH AND CASH EQUIVALENTS, beginning of period	—	115,771	235	33,966	—	149,972
CASH AND CASH EQUIVALENTS, end of period	$—	$105,318	$10,053	$26,153	$—	$141,524

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$8,824	$(25,325)	$139,443	$(13,488)	$4,398	$113,852
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,912)	(20,309)	(635)	208	(23,648)
Payments for acquisition of television stations	—	—	(150)	—	—	(150)
Purchase of alarm monitoring contracts	—	—	—	(5,744)	—	(5,744)
Distributions from equity and costs method investees	1,425	419	—	2,308	—	4,152
Investments in equity and cost method investees	—	(1,100)	—	(1,845)	—	(2,945)
Other, net	—	—	422	—	—	422
Net cash flows (used in) from investing activities	1,425	(3,593)	(20,037)	(5,916)	208	(27,913)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	7,866	—	7,866
Repayments of notes payable, commercial bank financing and capital leases	(508)	(23,514)	56	(1,089)	—	(25,055)
Dividends paid on Class A and Class B Common Stock	(15,715)	—	—	—	—	(15,715)
Repurchase of outstanding Class A Common Stock	(7,803)	—	—	—	—	(7,803)
Increase (decrease) in intercompany payables	15,323	84,589	(120,275)	24,969	(4,606)	—
Other, net	(1,546)	—	—	(3,525)	—	(5,071)
Net cash flows (used in) from financing activities	(10,249)	61,075	(120,219)	28,221	(4,606)	(45,778)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	32,157	(813)	8,817	—	40,161
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$35,551	$936	$21,356	$—	$57,843

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
•natural disasters that impact our advertisers and our stations; and
•cybersecurity.

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

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to Joint Sales Agreements (JSA) and Shared Services Agreements (SSA), and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations and political or other advertising restrictions;

•	labor disputes and legislation and other union activity associated with film, acting, writing and other guilds and professional sports leagues;

•
the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of ATSC 3.0 broadcast standard, and the consumer’s appetite for mobile television;

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	the impact of new FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•
the impact of FCC and Congressional efforts to limit the ability of a television station to negotiate retransmission consent agreements for the same-market stations it does not own and other FCC efforts which may restrict a television station's retransmission consent negotiations;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting; and

•	the impact of MVPDs offering “skinny” programming bundles that may not include television broadcast stations.

Risks specific to us

•	the effectiveness of our management;

•
our ability to attract and maintain local, national and network advertising and successfully participate in new sales channels such as programmatic advertising through business partnership ventures and the development of technology;

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

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Statement of Operations Data:
Media revenues (a)	$531,323	$464,751
Revenues realized from station barter arrangements	26,510	20,959
Other non-media revenues	21,056	19,065
Total revenues	578,889	504,775

Media production expenses	215,877	171,571
Media selling, general and administrative expenses	115,009	102,241
Expenses recognized from station barter arrangements	22,925	17,412
Depreciation and amortization expenses (b)	101,260	95,560
Other non-media expenses	17,697	14,913
Corporate general and administrative expenses	21,341	16,038
Research and development expenses	1,101	2,515
Gain on asset disposition	(2,660)	(22)
Operating income	86,339	84,547

Interest expense and amortization of debt discount and deferred financing costs	(49,415)	(46,648)
Income from equity and cost method investees	423	3,146
Other income, net	462	218
Income before income taxes	37,809	41,263
Income tax provision	(12,180)	(16,427)
Net income	25,629	24,836
Net income attributable to the noncontrolling interests	(1,489)	(554)
Net income attributable to Sinclair Broadcast Group	$24,140	$24,282

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.25	$0.26
Diluted earnings per share	$0.25	$0.25

Balance Sheet Data:	March 31, 2016	December 31, 2015
Cash and cash equivalents	$141,524	$149,972
Total assets	$5,747,198	$5,432,315
Total debt (c)	$4,187,106	$3,854,360
Total equity	$519,898	$499,678

(a)         Media revenues is defined as broadcast revenues, net of agency commissions, retransmission fees, and other media related revenues.

(b)       Depreciation and amortization includes depreciation and amortization of property and equipment, definite-lived intangible assets, program contract costs and other assets.

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

Executive Overview — financial events during the three months ended March 31, 2016 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2016 and 2015, including comparisons between quarters and expectations for the three months ended June 30, 2016.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three months ended March 31, 2016.

EXECUTIVE OVERVIEW

First Quarter 2016 Events

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

•	In February 2016, our Board of Directors declared a quarterly dividend of $0.165 per share, payable on March 18, 2016 to the holders of record at the close of business on March 7, 2016.

•	In March 2016, we closed on the previously announced purchase of the stock of Tennis Channel for $350.0 million.

•
In March 2016, we began broadcasting "NextGen" Single Frequency Network (SFN) using the base elements of the new ATSC 3.0 transmission standard through the authority granted by the Federal Communications Commission (FCC).

•
In March 2016, we issued $350.0 million in senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on September 15, 2026.  The proceeds were used to repay amounts drawn under STG’s revolving credit facility and for other general corporate purposes.

•	In March 2016, we hosted “Plug Fest 2016,” an event for “Validation and Verification” compatibility testing of the ATSC 3.0 digital TV standard.

•
In March 2016, the Advanced Television Systems Committee (ATSC) developing the Next Generation Broadcast Transmission Standard (ATSC 3.0) approved as a Full Standard the key element of the Physical Layer, the so-called “Bootstrap” or the Discovery and Signaling feature of the standard.  The Bootstrap includes the designs developed by ONE Media and supported by other broadcasters and equipment manufacturers.

Other Events

•
In April 2016, we announced the formation of ONE Media 3.0, LLC, a wholly-owned subsidiary whose purpose will be to develop business opportunities, products, and services associated with the ATSC 3.0 broadcast transmission standard approved in March 2016.

•	In May 2016, we closed on the previously announced purchase of the assets of KFXL (FOX) and KHGI, KHGI-LD, KWNB and KWNB-LD (ABC), in Lincoln, Nebraska for $31.3 million.

•	In May 2016, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on June 15, 2016 to the holders of record at the close of business on June 1, 2016.

RESULTS OF OPERATIONS

The results of the stations acquired during 2015 and 2016 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions in our consolidated financial statements for further discussion of acquisitions. Additionally, any references to the second, third or fourth quarters are to the three months ended June 30, September 30, and December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast”, that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the three months ending March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Media revenues (a)	$531.3	$464.8
Revenues realized from station barter arrangements	26.5	21.0
Other non-media revenues	21.1	19.0
Total revenues	578.9	504.8
Media production expenses (a)	215.9	171.6
Media selling, general and administrative expenses (a)	115.0	102.2
Expenses recognized from station barter arrangements	22.9	17.4
Depreciation and amortization	101.4	95.7
Other non-media expenses	17.7	14.9
Corporate general and administrative expenses	21.3	16.0
Research and development	1.1	2.5
Loss (gain) on asset dispositions	(2.7)	—
Operating income	$86.3	$84.5
Net income attributable to Sinclair Broadcast Group	$24.1	$24.3

(a) Our media related revenues and expenses are primarily derived from our broadcast segment, but also from our other media related business, including our networks and content such as, Tennis, American Sports Network, COMET, and non-broadcast digital properties. The results of our broadcast segment and the other media businesses are discussed further below under Broadcast Segment and Other, respectively.

BROADCAST SEGMENT

Revenue

The following table presents our media revenues, net of agency commissions, for our broadcast segment for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015	Percent Change
Local revenues:
Non-political	$413.7	$380.1	8.8%
Political	4.0	1.0	(b)
Total local	417.7	381.1	9.6%
National revenues (a):
Non-political	82.7	81.8	1.1%
Political	20.4	1.2	(b)
Total national	103.1	83.0	24.2%
Total broadcast segment media revenues	$520.8	$464.1	12.2%

(a)        National revenue relates to advertising sales sourced from our national representation firm.

(b)        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Media revenues.  Media revenues increased $56.7 million when comparing the first quarter 2016 to the same period in 2015. The increase was primarily related to an increase in political net time sales as 2016 is an election year, and an increase in retransmission revenue. The stations acquired after the first quarter of 2015, net of dispositions, contributed $2.6 million of the increase. The remaining increase related to an increase in services, automotive, food-grocery/other, pharmaceutical/cosmetics, direct response, home products, telecommunications, fast food, entertainment, and furniture sectors. These increases were offset by lower revenues in the internet, schools, and media sectors. Excluding the stations acquired or disposed after the first quarter of 2015, automotive, which typically is our largest category, represented 23.3% of net time sales for the three months ended March 31, 2016.

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the periods presented:

	# of channels (a)	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended March 31,
		2016	2015
ABC	32	27.8%	28.2%	(0.4)%
FOX	48	25.1%	26.0%	(0.9)%
CBS	30	20.1%	17.5%	2.6%
NBC	22	11.3%	12.0%	(0.7)%
CW	44	7.7%	8.1%	(0.4)%
MNT	29	6.3%	6.8%	(0.5)%
Other (b)	266	1.7%	1.4%	0.3%
Total	471

(a)     We acquired television stations during 2016 and 2015 with a variety of network affiliations.  This acquisition activity does not materially affect the year-over-year comparability of revenue by affiliation.  See Note 2. Acquisitions in our consolidated financial statements for further discussion of stations acquired.

(b)     We broadcast other programming from the following providers on our channels including: ASN, Antenna TV, Azteca, Bounce Network, COMET, Decades, Estrella TV, Get TV, Grit, Me TV, MundoFox, Retro TV, Telemundo, This TV, News & Weather, Univision and Zuus Country.

Political Revenues. Political revenues increased by $22.2 million to $24.4 million for the first quarter 2016 when compared to the same period in 2015. Political revenues are typically higher in election years such as 2016.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, were up $33.6 million for the first quarter 2016 when compared to the same period in 2015. The increase was primarily related to an increase in retransmission revenue. The stations acquired after the first quarter of 2015, net of dispositions, contributed $1.3 million of the increase. The remaining increase was related to an increase in services, automotive, food-grocery/other, furniture, and telecommunications sectors. These increases were offset by lower revenues in the schools, medical, and paid programming sectors.

National Revenues. Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firm, were up $0.9 million for the first quarter 2016 when compared to the same period in 2015. The stations acquired after the first quarter of 2015, net of dispositions, contributed $0.2 million of the increase. The remaining increase primarily related to an increase in pharmaceutical/cosmetics, medical, direct response, fast food, and home products sectors. These increases were offset by lower revenues in the media and internet sectors.

Expenses

The following table presents our significant operating expense categories for our broadcast segment for the periods presented (in millions):

	Three months ended March 31,		Percent Change (Increase/(Decrease))
	2016	2015
Media production expenses	$202.6	$167.0	21.3%
Media selling, general and administrative expenses	$110.1	$101.3	8.7%
Amortization of program contract costs and net realizable value adjustments	$33.5	$30.4	10.2%
Corporate general and administrative expenses	$20.4	$14.9	36.9%
Depreciation and amortization expenses	$62.5	$62.1	0.6%

Media production expenses.  Media production expenses increased $35.6 million during the three months ended March 31, 2016 compared to the same period in 2015. The acquired stations not included in the same period of 2015, net of dispositions, contributed $1.2 million of the increase. The increase is primarily related to increases in fees pursuant to network affiliation agreements mainly in relation to higher retransmission revenue, as well as, further investment in original programming content, including an increase in production costs related to sports programming content and expansion of news, an increase in costs related to music license fees primarily as a result of refunds received from certain music rights providers in 2015, higher equipment and transmitter repair and maintenance, and increases in compensation primarily related to cost of living adjustments.

Media selling, general and administrative expense.  Media selling, general and administrative expenses increased $8.8 million during the three months ended March 31, 2016 compared to the same period in 2015. The acquired stations not included in the same period of 2015, net of dispositions contributed $0.7 million of the increase. The remaining increase related to: an increase in compensation expense for annual merit and bonus increases; an increase in expenses to our digital interactive business as a result of higher revenue; an increase in expenses related to our Audience Network; and an increase in national sales commissions.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $3.1 million during the three months ended March 31, 2016 compared to the same period in 2015. The increase is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $0.4 million during the three months ended March 31, 2016. The increase primarily related to acquired stations not included in the same period of 2015, net of dispositions.

OTHER

Media revenues, media production expenses, and media selling, general, and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our digital and internet businesses. For the three months ended March 31, 2016 and 2015, we recorded revenue of $10.5 million, and $0.7 million, respectively. The year over year increases primarily relate to recently acquired Tennis Channel as well as increases in revenue from our science-fiction and sports networks. For the three months ended March 31, 2016 and 2015, we recorded expenses of $18.2 million, and $5.6 million, respectively. Our expenses relate to the programming and production, and general and administrative costs related to the operations of our network, content, and digital and internet businesses. The year over year increases primarily relate to the recently acquired Tennis Channel and general and administrative costs related to the start-up of our original networks and content and production costs of new original programming.
Other non-media revenues and expenses:

Investments in real estate ventures. We have controlling interests in certain real estate investments owned by Keyser Capital which we consolidate. Revenues from the investments increased $0.5 million to $4.0 million during the three months ended March 31, 2016, compared to the same period in 2015, which is primarily related to real estate development projects. Expenses, including other non-media expenses, general and administrative, depreciation and amortization and other applicable other income and expense items related to these investments in real estate ventures, increased $4.8 million to $8.0 million during the three months ended March 31, 2016, compared to the same period in 2015, which is primarily related to real estate development projects.

Investments in private equity. We have controlling interests in certain private equity investments owned by Keyser Capital, which we consolidate, including Triangle Sign & Service, LLC, a sign designer and fabricator, and Alarm Funding, a regional security alarm operating and bulk acquisition company. Revenues from investments in private equity increased $1.9 million to $14.6 million during three months ended March 31, 2016, compared to the same period in 2015. Expenses, including other non-media expenses, general and administrative, depreciation and amortization and other applicable other income and expense items related to these investments in private equity, increased $1.6 million to $12.4 million during the three months ended March 31, 2016, compared to the same period in 2015. The increases in both revenues and expenses are due to increased transaction volume from our alarm business.

Technical Services. We own certain subsidiaries which service and support broadcast transmitters, and design and manufacturer broadcast systems. Revenues from technical services decreased $0.5 million to $2.4 million during three months ended March 31, 2016, compared to the same period in 2015. Excluding research and development costs, expenses including other non-media expenses, general and administrative, depreciation and amortization and other income and expense items related to technical services, were $3.0 million during both the three months ended March 31, 2016, and 2015, respectively.

Research and development expenses. Our research and development expenses relate to the costs of our subsidiary, ONE Media, LLC (ONE Media), to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). For the three months ended March 31, 2016 and 2015, research and development costs related to ONE Media were $1.1 million, and $2.5 million, respectively.

Income from Equity and Cost Method Investments.  Results of our equity and cost method investments in private equity investments and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations. We recorded a loss of $0.5 million and income of $2.1 million related to our real estate ventures during the three months ended March 31, 2016 and 2015, respectively. We recorded income of $0.9 million and $1.0 million related to certain private equity investments during the three months ended March 31, 2016 and 2015, respectively.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended March 31,		Percent Change (Increase/(Decrease))
	2016	2015
Corporate general and administrative expenses	$0.3	$0.9	(66.7)%
Interest expense	$46.5	$45.6	2.0%
Income tax provision	$(12.2)	$(16.4)	(25.6)%

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

Corporate general and administrative expenses combined increased by $4.9 million for the three months ended March 31, 2016, when compared to the same period in 2015. The increase is primarily related to legal costs related to acquisitions, increased health insurance costs, and an increase in compensation costs related to merit increases. We expect corporate general and administrative expenses to decrease in the second quarter of 2016 compared to first quarter of 2016.
 Interest expense.  Interest expense increased during the three months ended March 31, 2016, compared to the same period in 2015 primarily due to the incremental borrowings under our Bank Credit Agreement. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three months ended March 31, 2016 including the effects of the noncontrolling interests was a provision of 33.5% as compared to a provision of 40.4% during the same period in 2015. The decrease in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 is primarily due to an unfavorable resolution of a state income tax position in 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $141.5 million in cash and cash equivalent balances and net working capital of approximately $144.8 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of March 31, 2016, we had $483.1 million of borrowing capacity available on our revolving credit facility.

During March, 2016, we issued $350 million in senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on March 15, 2026. The proceeds from the offering, were used to repay amounts under our revolving credit facility and for other general corporate purposes. See Note 3. Notes Payable and Commercial Bank Financing in our consolidated financial statements.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the three months ended March 31,
	2016	2015
Net cash flows from operating activities	$134.0	$113.9

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(25.9)	$(23.6)
Acquisition of businesses, net of cash acquired	(384.6)	(0.2)
Investments in equity and costs method investees	(19.9)	(2.9)
Loans to affiliates	(19.5)	—
Other	(4.7)	(1.2)
Net cash flows used in investing activities	$(454.6)	$(27.9)

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$598.9	$7.9
Repayments of notes payable, commercial bank financing and capital leases	(261.2)	(25.1)
Dividends paid on Class A and Class B Common Stock	(15.7)	(15.7)
Repurchase of outstanding Class A Common Stock	—	(7.8)
Other	(9.8)	(5.1)
Net cash flows from (used) in financing activities	$312.2	$(45.8)

Operating Activities

Net cash flows from operating activities increased during the three months ended March 31, 2016 compared to the same period in 2015.  This change is primarily due an increase in cash received from customers and lower income tax payments.

Investing Activities

Net cash flows used in investing activities increased during the three months ended March 31, 2016 compared to the same period in 2015.  This increase is primarily due to the acquisition of Tennis Channel, increase in equity and cost method investments and loans to affiliates.

In the second quarter of 2016, we anticipate capital expenditures to increase from the first quarter of 2016.

Financing Activities

Net cash flows from financing activities increased for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to the proceeds from the 5.875% Notes issued in 2016.

In May 2016, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of March 31, 2016, there were no material changes to our contractual cash obligations.

See Note 3. Notes Payable and Commercial Bank Financing for discussion on issuance of 5.875% Notes during the three months ended March 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the foregoing, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2016.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1
Indenture, dated as of March 23, 2016, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee (Incorporated by reference from Registrant's Current Report on Form 8-K filed on March 25, 2016).

10.2	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 1, 2016.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2016.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Indenture, dated as of March 23, 2016, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee (Incorporated by reference from Registrant's Current Report on Form 8-K filed on March 25, 2016).

10.2	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 1, 2016.

31.1	Certification by David D. Smith, as Chairman and Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Christopher S. Ripley, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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