Form 10-Q
period 2016-06-30
SINCLAIR BROADCAST GROUP INC
filed 2016-08-05
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of July 31, 2016
Class A Common Stock	68,497,702
Class B Common Stock	25,928,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of June 30, 2016	As of December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,727	$149,972
Accounts receivable, net of allowance for doubtful accounts of $4,357 and $4,495, respectively	489,884	424,608
Current portion of program contract costs	36,359	91,466
Income taxes receivable	—	823
Prepaid expenses and other current assets	38,949	26,903
Deferred barter costs	9,100	7,991
Total current assets	678,019	701,763
PROGRAM CONTRACT COSTS, less current portion	10,484	18,996
PROPERTY AND EQUIPMENT, net	727,806	717,137
RESTRICTED CASH	—	3,725
GOODWILL	2,017,382	1,931,093
INDEFINITE-LIVED INTANGIBLE ASSETS	157,725	132,465
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,975,786	1,751,570
OTHER ASSETS	212,475	175,566
Total assets (a)	$5,779,677	$5,432,315
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$271,926	$251,313
Income taxes payable	8,566	—
Current portion of notes payable, capital leases and commercial bank financing	175,044	164,184
Current portion of notes and capital leases payable to affiliates	3,501	3,166
Current portion of program contracts payable	63,492	108,260
Deferred barter revenues	9,211	8,080
Total current liabilities	531,740	535,003
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,984,262	3,669,160
Notes payable and capital leases to affiliates, less current portion	15,953	17,850
Program contracts payable, less current portion	45,110	56,921
Deferred tax liabilities	587,289	585,072
Other long-term liabilities	72,429	68,631
Total liabilities (a)	5,236,783	4,932,637
COMMITMENTS AND CONTINGENCIES (See Note 4)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 68,734,950 and 68,792,483 shares issued and outstanding, respectively	687	688
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 25,928,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	259
Additional paid-in capital	964,818	962,726
Accumulated deficit	(394,418)	(437,029)
Accumulated other comprehensive loss	(834)	(834)
Total Sinclair Broadcast Group shareholders’ equity	570,512	525,810
Noncontrolling interests	(27,618)	(26,132)
Total equity	542,894	499,678
Total liabilities and equity	$5,779,677	$5,432,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of June 30, 2016 and December 31, 2015 include total assets of variable interest entities (VIEs) of $147.5 million and $152.4 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of June 30, 2016 and December 31, 2015 include total liabilities of the VIEs of $30.4 million and $35.6 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Media revenues	$606,268	$503,170	$1,137,591	$967,921
Revenues realized from station barter arrangements	34,003	30,373	60,513	51,332
Other non-media revenues	26,263	20,624	47,319	39,689
Total revenues	666,534	554,167	1,245,423	1,058,942
OPERATING EXPENSES:
Media production expenses	243,620	181,810	459,497	353,381
Media selling, general and administrative expenses	128,488	103,225	243,497	205,466
Expenses recognized from station barter arrangements	29,259	26,381	52,184	43,793
Amortization of program contract costs and net realizable value adjustments	30,821	29,782	64,281	60,173
Other non-media expenses	19,761	15,520	37,458	30,433
Depreciation of property and equipment	24,409	25,273	48,444	50,462
Corporate general and administrative expenses	14,279	14,183	35,620	30,221
Amortization of definite-lived intangible and other assets	45,625	39,445	89,390	79,425
Research and development expenses	1,209	4,237	2,310	6,752
Gain on asset disposition	(11)	(29)	(2,671)	(51)
Total operating expenses	537,460	439,827	1,030,010	860,055
Operating income	129,074	114,340	215,413	198,887
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(53,916)	(47,664)	(103,331)	(94,312)
Income from equity and cost method investments	943	2,007	1,366	5,153
Other income, net	1,104	1,050	1,566	1,268
Total other expense, net	(51,869)	(44,607)	(100,399)	(87,891)
Income before income taxes	77,205	69,733	115,014	110,996
INCOME TAX PROVISION	(26,605)	(23,334)	(38,785)	(39,761)
NET INCOME	50,600	46,399	76,229	71,235
Net income attributable to the noncontrolling interests	(1,181)	(612)	(2,670)	(1,166)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$49,419	$45,787	$73,559	$70,069
Dividends declared per share	$0.180	$0.165	$0.345	$0.330
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.52	$0.48	$0.77	$0.74
Diluted earnings per share	$0.52	$0.48	$0.77	$0.73
Weighted average common shares outstanding	95,026	95,307	94,922	95,219
Weighted average common and common equivalent shares outstanding	95,934	96,050	95,819	95,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$50,600	$46,399	$76,229	$71,235
Amortization of net periodic pension benefit costs, net of taxes	—	84	—	168
Comprehensive income	50,600	46,483	76,229	71,403
Comprehensive income attributable to the noncontrolling interests	(1,181)	(612)	(2,670)	(1,166)
Comprehensive income attributable to Sinclair Broadcast Group	$49,419	$45,871	$73,559	$70,237

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standard (see Note 1)	—	—	—	—	431	1,833	—	—	2,264
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(32,781)	—	—	(32,781)
Repurchases of Class A Common Stock	(384,700)	(4)	—	—	(11,243)	—	—	—	(11,247)
Class A Common Stock issued pursuant to employee benefit plans	327,167	3	—	—	12,904	—	—	—	12,907
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(4,370)	(4,370)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	214	214
Net income	—	—	—	—	—	73,559	—	2,670	76,229
BALANCE, June 30, 2016	68,734,950	$687	25,928,357	$259	$964,818	$(394,418)	$(834)	$(27,618)	$542,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$76,229	$71,235
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	48,444	50,462
Amortization of definite-lived intangible and other assets	89,390	79,425
Amortization of program contract costs and net realizable value adjustments	64,281	60,173
Stock-based compensation expense	9,969	11,577
Deferred tax benefit	(2,797)	(17,368)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(46,242)	3,433
Increase in prepaid expenses and other current assets	(5,617)	(18,755)
Increase (decrease) in accounts payable and accrued liabilities	18,903	(24,906)
Net change in net income taxes payable/receivable	9,389	21,019
Payments on program contracts payable	(57,242)	(55,676)
Other, net	4,951	(372)
Net cash flows from operating activities	209,658	180,247

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(49,786)	(47,062)
Acquisition of businesses, net of cash acquired	(423,104)	—
Purchase of alarm monitoring contracts	(21,616)	(16,673)
Investments in equity and cost method investees	(21,843)	(37,809)
Loans to affiliates	(19,500)	—
Other, net	7,399	11,651
Net cash flows used in investing activities	(528,450)	(89,893)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	607,555	364,853
Repayments of notes payable, commercial bank financing and capital leases	(279,575)	(360,480)
Dividends paid on Class A and Class B Common Stock	(32,781)	(31,464)
Repurchase of outstanding Class A Common Stock	(11,247)	(7,803)
Other, net	(11,405)	(8,563)
Net cash flows from (used in) financing activities	272,547	(43,457)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,245)	46,897
CASH AND CASH EQUIVALENTS, beginning of period	149,972	17,682
CASH AND CASH EQUIVALENTS, end of period	$103,727	$64,579

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

As of June 30, 2016, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 173 stations in 81 markets. These stations broadcast 484 channels, as of June 30, 2016. For the purpose of this report, these 173 stations and 484 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2016 and 2015 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of June 30,

2016 and December 31, 2015, respectively, we have concluded that 37 of these licensees are VIEs.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 6. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $76.8 million and $148.3 million for the three and six months ended June 30, 2016, and $71.8 million and $136.6 million for the three and six months ended June 30, 2015, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership, Joint Sales Agreements, and Retransmission Consent Negotiations within Note 4. Commitments and Contingencies for discussion of recent changes in FCC rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$490
Accounts receivable	22,692	21,719
Current portion of program contract costs	6,609	13,287
Prepaid expenses and other current assets	396	331
Total current assets	30,187	35,827

PROGRAM CONTRACT COSTS, less current portion	2,644	4,541
PROPERTY AND EQUIPMENT, net	8,828	7,609
GOODWILL	791	787
INDEFINITE-LIVED INTANGIBLE ASSETS	15,684	17,599
DEFINITE-LIVED INTANGIBLE ASSETS, net	82,396	79,086
OTHER ASSETS	6,924	6,924
Total assets	$147,454	$152,373

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,187	$1,240
Current portion of notes payable, capital leases and commercial bank financing	3,702	3,687
Current portion of program contracts payable	8,256	12,627
Total current liabilities	13,145	17,554

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	22,837	24,594
Program contracts payable, less current portion	11,403	13,679
Other long-term liabilities	9,522	8,067
Total liabilities	$56,907	$63,894

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs as of June 30, 2016 and December 31, 2015, which are excluded from liabilities above, were $39.2 million and $37.6 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.4 million and $4.5 million for June 30, 2016 and December 31, 2015.  Also excluded from the amounts above are liabilities associated with certain outsourcing agreements and purchase options with certain VIEs totaling $78.0 million and $72.5 million as of June 30, 2016 and December 31, 2015, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of June 30, 2016 and December 31, 2015 are $113.5 million and $18.1 million, respectively, and are included in other assets in the consolidated balance sheets. The increase in 2016 was due to the adoption of the revised accounting guidance during the first quarter of 2016 related to consolidation as discussed under Recent Accounting Pronouncements below, which resulted in additional investments being considered VIEs. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $0.9 million and $1.2 million for the three and six months ended June 30, 2016, and income of $2.6 million and $5.5 million for the three and six months ended June 30, 2015 respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The new standard is effective for the annual reporting period beginning after December 15, 2017, however, early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In February 2015, the FASB issued new guidance that amends the current consolidation guidance on the determination of whether an entity is a variable interest entity.  The new standard is effective for the interim and annual periods beginning after December 15, 2015. We adopted this revised guidance on a modified retrospective basis during the three months ended March 31, 2016. As disclosed under Other investments under Variable Interest Entities above, the adoption of the revised guidance resulted in additional investments in real estate ventures and investment companies being considered VIEs, however, we concluded that we were not the primary beneficiary of these investments. The revised guidance did not have any other impact on our consolidation conclusions.

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

In March 2016, the FASB issued new guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income tax effects, forfeitures, the impact of employee income tax withholdings and classification of certain related items in the statement of cash flows. We early adopted this guidance effective January 1, 2016, which did not have a material effect on the consolidated financial statements. The adoption of the various changes in the guidance were applied as required by the guidance either on the prospective, modified retrospective, or full retrospective basis. As shown in the consolidated statement of stockholders' equity, upon adoption, we recorded a $0.4 million increase to additional paid in capital and a $1.8 million decrease in accumulated deficit, net of taxes, to record the cumulative effect of changing the classification of certain liability awards to equity classification. Additionally, for the six months ended June 30, 2015, we reclassified $2.2 million from net cash flows from operating activities to net cash flows from financing activities in our consolidated statement of cash flows related to cash payments made to taxing authorities on certain employees' behalf for shares withheld.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the six months ended June 30, 2016 and 2015 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and six months ended June 30, 2016 approximated the statutory rate. Our effective income tax rate for the three months ended June 30, 2015 was less than the statutory rate primarily due to a decrease in our income tax provision resulting from certain state law changes. Our effective income tax rate for the six months ended June 30, 2015 exceeded the statutory rate primarily due to an increase in income tax provision resulting from a settlement of a state income tax position.

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

Share Repurchase Program

On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008. On March 20, 2014, the Board of Directors authorized a new $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the six months ended June 30, 2016, we purchased approximately 0.4 million shares for $11.2 million. As of June 30, 2016, the total remaining authorization was $94.3 million. In July 2016, we repurchased an additional 0.2 million shares for $8.0 million.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS:

Tennis Channel. In March 2016, we acquired all of the outstanding common stock of Tennis Channel (Tennis), a cable network which includes coverage of the top 100 tennis tournaments and original professional sport and tennis lifestyle shows, for $350.0 million plus a working capital adjustment of $6.5 million. This was funded through cash on hand and a draw on the Bank Credit Agreement. The acquisition provides an expansion of our network business and increases value based on the synergies we can achieve. Tennis is reported within Other within Note 7. Segment Data.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in thousands):

Cash	$5,111
Accounts receivable	17,629
Prepaid expenses and other current assets	6,518
Property and equipment	5,964
Definite-lived intangible assets	227,096
Indefinite-lived intangible assets	24,900
Other assets	619
Accounts payable and accrued liabilities	(7,414)
Capital leases	(115)
Deferred tax liability	(3,964)
Other long term liabilities	(1,669)
Fair value of identifiable net assets acquired	274,675
Goodwill	81,814
Total	$356,489

The allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values.  The allocation is preliminary pending a final determination of the fair values of the assets and liabilities.

During the three months ended June 30, 2016, we made certain measurement period adjustments to the initial purchase accounting: an increase to definite-lived intangible assets of $115.6 million, a decrease to indefinite-lived intangible assets of $11.6 million, a decrease to deferred taxes assets of $37.6 million resulting in a net deferred tax liability, a decrease to goodwill of $66.3 million, and an increase to amortization of less than $0.1 million during the six months ended June 30, 2016.

Indefinite-lived intangible assets are comprised of trade names. Customer relationships, which represent existing advertiser relationships and contractual relationships with MVPDs, will be amortized over the estimated remaining useful lives of 10 to 15 years.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  Goodwill will not be deductible for tax purposes. Other intangible assets will be amortized over the respective weighted average useful lives ranging from 1 to 3 years. The following table summarizes the amounts allocated to definite-lived intangible assets representing the estimated fair values (in thousands):

Customer relationships	$223,400
Other intangible assets	3,696
Fair value of identifiable definite-lived intangible assets acquired	$227,096

In connection with the acquisitions, for the six months ended June 30, 2016, we incurred a total of $0.3 million of costs primarily related to legal and other professional services which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations. Net revenues and an operating loss of Tennis included in our consolidated statements of operations, were $27.5 million and $9.7 million, for the three months ended June 30, 2016, and $35.1 million and $11.1 million for the six months ended June 30, 2016.

Pro Forma Information

The following table sets forth unaudited results of operation for the three months ended June 30, 2016 and the unaudited pro forma results of operations for the three months ended June 30, 2015 and for the for the six months ended June 30, 2016 and 2015, assuming that Tennis, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the acquisition of television station acquisitions discussed below, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total revenues	$666,534	$583,081	$1,259,915	$1,107,363
Net Income	$50,600	$43,297	$75,474	$67,304
Net Income attributable to Sinclair Broadcast Group	$49,419	$42,685	$72,804	$66,138
Basic earnings per share attributable to Sinclair Broadcast Group	$0.52	$0.45	$0.77	$0.69
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.52	$0.44	$0.76	$0.69

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

Television Station Acquisitions. During the six months ended June 30, 2016, we acquired certain television station related assets for an aggregate purchase price of $72.0 million less working capital of $0.2 million. In conjunction with the acquisition of the television station in South Bend-Elkhart, IN, we simultaneously sold the broadcast assets of our station in Marquette, MI. For the six months ended June 30, 2016, we recognized a $2.6 million gain on the sale of the television station in Marquette, MI.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

5.875% Senior Notes, due 2026

On March 23, 2016 we issued $350.0 million in senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on March 15, 2026 (the 5.875% Notes), pursuant to an indenture dated March 23, 2016 (the 5.875% Indenture). The 5.875% Notes were priced at 100% of their par value and interest is payable semi-annually on March 15 and September 15, commencing on September 15, 2016. Prior to March 15, 2021, we may redeem the 5.875% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.875% Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 5.875% Indenture. In addition, on or prior to March 15, 2019, we may redeem up to 35% of the 5.875% Notes, using proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, the holders of the 5.875% Notes may require us to repurchase some or all of the notes. There are no registration rights associated with the 5.875% Notes. The proceeds from the offering of the 5.875% Notes, were used to repay amounts under our revolving credit facility and for other general corporate purposes. We incurred $5.9 million of deferred financing costs in connection with the issuance of the 5.875% Notes.

As discussed in Note 2. Acquisitions, we completed the acquisition of Tennis in March 2016. The acquisition was funded, in part, by a draw on our revolving line of credit which was repaid using the proceeds from the 5.875% Notes discussed above.

Bank Credit Agreement

On July 19, 2016, we entered into an amendment and extension of our bank credit agreement. Pursuant to the amendment, the maturity date applicable to $485.2 million in revolving commitments and $139.5 million of term loan A loans has been extended to July 31, 2021. The remaining $153.5 million of outstanding term loan A loans will mature April 9, 2018. In connection with the transaction, we also amended certain pricing terms related to the loans. Of the estimated financing costs to be paid related to the amendment, we expect to incur approximately $2.6 million of financing costs in connection with the amendment, of which $0.3 million will be expensed in the third quarter of 2016, and the remaining $2.3 million will be deferred and amortized as interest expense over the term of the facilities.

As of June 30, 2016 and December 31, 2015, there was no outstanding balance under our revolving credit facility. As of June 30, 2016, we had $483.3 million borrowing capacity under our revolving credit facility.

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

Various parties have filed petitions to deny our applications or applications of licensees that we provide services to under LMAs for the following stations’ license renewals: WXLV-TV, Winston-Salem, North Carolina; WMYV-TV, Greensboro, North Carolina; WLFL-TV, Raleigh / Durham, North Carolina; WRDC-TV, Raleigh / Durham, North Carolina; WLOS-TV, Asheville, North Carolina; WCIV-TV, Charleston, South Carolina ; WMYA-TV, Anderson, South Carolina; WICS-TV, Springfield, Illinois; WBFF-TV, Baltimore, Maryland; WTTE-TV, Columbus, Ohio; WRGT-TV, Dayton, Ohio; WVAH-TV, Charleston / Huntington, West Virginia; WCGV-TV, Milwaukee, Wisconsin; KGAN-TV, Cedar Rapids, Iowa; and WTTO-TV in Birmingham, AL. The FCC is in the process of considering the renewal applications and we believe the petitions have no merit. In connection with the consent decree described below, subject to the satisfaction of certain conditions therein, the FCC has agreed to dismiss the outstanding petitions to deny and grant all pending renewals for the above-mentioned stations.

Changes in the Rules of Television Ownership, Joint Sales Agreements, and Retransmission Consent Negotiations

In March, 2014, the FCC issued a public notice indicating that it will closely scrutinize any broadcast assignment or transfer application proposing sharing arrangements (such as JSAs, LMAs and other shared services agreements) and contingent interests (such as options). We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.  In addition, in April, 2014, the FCC issued an order amending its multiple ownership rules to provide that, for JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the ad time per week of the other station, the party selling such ad time shall be treated as if it had an attributable ownership interest in the second station.  The order provided that JSAs that existed on the effective date of the new rule, March 31, 2014, had two years to be terminated, amended or otherwise come into compliance with the new rules.  Subsequently, Congress adopted, and the President signed into law, legislation that grandfathered preexisting JSAs until October 1, 2025. The JSA order was the subject of an appeal which was heard by the United States Court of Appeals for the Third Circuit. In a decision issued on May 25, 2016, the Court found that in adopting the JSA attribution rule the FCC impermissibly expanded its attribution policies prior to completing its quadrennial review to determine if its ownership rules remain in the public interest. As a result, the Third Circuit found the FCC’s approach to be procedurally invalid, vacated the JSA attribution rule, and remanded it to the FCC. We cannot predict the outcome of that remand. The FCC may complete its quadrennial review and adopt a new rule making JSAs attributable, which could limit our future ability to create duopolies or other two-station operations in certain markets. The revenues of these JSA arrangements we earned were $14.3 million and $11.8 million for the three months ended June 30, 2016 and 2015 and $26.4 million and $22.7 million for the six months ended June 30, 2016 and 2015, respectively.

In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. With these changes, a television broadcast station is prohibited from negotiating retransmission consent jointly with another television station in the same market unless the “stations are directly or indirectly under common de jure control permitted under the regulations of the Commission.” During a recent retransmission consent negotiation, an MVPD filed a complaint with the FCC accusing us of violating this rule. Although we reached agreement with the MVPD and they withdrew their complaint, the FCC undertook its own internal investigation regarding the allegations made by the MVPD and whether we negotiated in good faith as defined by the rules. In order to resolve the issues raised by the investigation described above and all other pending matters before the FCC's Media Bureau (Bureau), the Company, on July 29, 2016, without any admission of liability, entered into a consent decree with the FCC pursuant to which the Bureau agreed (i) to terminate their investigation regarding the retransmission consent negotiations described above as well as any other investigations pending before the Bureau, (ii) to dismiss with prejudice or deny any outstanding adversarial pleadings against the Company pending before the Bureau, (iii) to cancel outstanding forfeiture orders issued by the Bureau relating to the Company, and (iv) to grant all of the Company’s pending license renewals, subject to a payment by the Company to the United States Treasury in the amount of $9.5 million. As of June 30, 2016, this liability is included within accounts payable and accrued expenses in the consolidated balance sheet, with a corresponding charge to media selling, general, and administrative expenses in the consolidated statements of operations during the three months ended June 30, 2016. The Company agreed to be subject to ongoing compliance monitoring by the FCC with the terms of the consent decree for a period of 36 months.

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman announced that the FCC would not, at this time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Notice of Proposed Rulemaking, and we cannot predict if the full Commission will agree to terminate the Rulemaking without action.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (Numerator)
Net Income	$50,600	$46,399	$76,229	$71,235
Net (income) loss attributable to noncontrolling interests	(1,181)	(612)	(2,670)	(1,166)
Numerator for diluted earnings per common share available to common shareholders	$49,419	$45,787	$73,559	$70,069

Shares (Denominator)
Weighted-average common shares outstanding	95,026	95,307	94,922	95,219
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	908	743	897	692
Weighted-average common and common equivalent shares outstanding	95,934	96,050	95,819	95,911

There were 525,000 shares for the three and six months ended June 30, 2016, and no shares for the three and six months ended June 30, 2015 which had an anti-dilutive effect on the equivalent shares outstanding and therefore excluded from the diluted effect above.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million and $1.2 million for the three months ended June 30, 2016 and 2015, and $2.5 million and $2.6 million for six months ended June 30, 2016 and 2015, respectively.

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

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders.  We incurred expenses of $0.3 million for both the three months ended June 30, 2016 and 2015, and $0.7 million and $0.6 million the for the six months ended June 30, 2016 and 2015, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations).

The estate of Carolyn C. Smith, the mother of our controlling shareholders, currently owns all of the voting stock of the Cunningham Stations.  The sale of the voting stock by the estate to an unrelated party is pending approval of the FCC. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders.  We consolidate certain subsidiaries of Cunningham, with which we have variable interests through various arrangements related to the Cunningham Stations discussed further below.

As of June 30, 2016, certain of our stations provide programming, sales and managerial services pursuant to LMAs to six of the Cunningham stations: WNUV-TV, WRGT-TV, WVAH-TV, WMYA-TV, WTTE-TV, and WDBB-TV (collectively, the
Cunningham LMA Stations). Each of these LMAs has a current term that expires on July 1, 2023 and there are two additional 5- year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham.  Our applications to acquire these license related assets are pending FCC approval.  In July 2016, we ceased providing programming services to WRGT-TV and WVAH-TV, however, we continue to provide all other services under these agreements.

Pursuant to the terms of the LMAs, options and other agreements, we are obligated to pay Cunningham an annual LMA fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $4.7 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the LMA fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of June 30, 2016 was approximately $53.6 million.

We are obligated to pay Cunningham under our LMAs with these stations $2.3 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively and $4.5 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, Cunningham LMA Stations provided us with approximately $28.8 million and $24.1 million, respectively, and approximately $54.4 million and $45.9 million for the six months ended June 30, 2016 and 2015, respectively, of total revenue.

Cunningham also owns the license related assets of WBSF-TV and WGTU-TV/WGTQ-TV. We provide certain non-programming related sales, operational and administrative services to these stations pursuant to certain JSAs and SSAs. The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. Under these arrangements, we earned $1.5 million and $1.0 million from the services we performed for these stations for the three months ended June 30, 2016 and 2015, respectively, and $2.8 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. As we consolidate the licensees as VIEs, the amounts we earn under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to these stations include $2.1 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $4.1 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

During January 2016, Cunningham entered into a promissory note to borrow $19.5 million from us. The note bears interest at a fixed rate of 5.0% per annum (the 5.0% Notes), which is payable quarterly, commencing March 31, 2016. The note matures in January 2021, with additional one year renewal periods upon our approval.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which they have an LMA for a period of three years ending in 2019. Under the agreement, Cunningham will pay us an initial fee of $0.7 million and $0.2 million annually for master control services plus the cost to maintain and repair of the equipment.

Atlantic Automotive Corporation

We sold advertising time to and purchased vehicles and related vehicle services from Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, and $0.2 million for both the six months ended June 30, 2016 and 2015, respectively. No payments for vehicles or vehicle related services were paid to Atlantic Automotive during the three and six months ended June 30, 2016 and 2015. Additionally, Atlantic Automotive leases office space owned by one of our consolidated real estate ventures in Towson, Maryland. Atlantic Automotive paid $0.2 million and $0.3 million in rent during the three months ended June 30, 2016 and 2015, and $0.5 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.2 million for both the three months ended June 30, 2016 and 2015, and $0.3 million for both the six months ended June 30, 2016 and 2015. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.1 million in rent pursuant to the lease for both the three months ended June 30, 2016 and 2015, and $0.2 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

Payments for services provided by these three restaurants to us was less than $0.1 million for the three and six months ended June 30, 2016 and 2015, respectively.

7.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 81 markets located throughout the continental United States. Other primarily consists of original networks and content, digital and internet solutions, technical services and other non-media investments. All of our businesses are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments but are included for reconciliation purposes.

We had approximately $226.4 million and $225.9 million of intercompany loans between the broadcast segment, other and corporate as of June 30, 2016 and 2015, respectively.  We had $6.1 million and $5.6 million in intercompany interest expense related to intercompany loans between the broadcast segment, other and corporate for the three months ended June 30, 2016 and 2015, respectively. We had $12.1 million and $10.8 million in intercompany interest expense for the six months ended June 30, 2016 and 2015, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended June 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$608,169	$58,365	$—	$666,534
Depreciation of property and equipment	22,526	1,617	266	24,409
Amortization of definite-lived intangible assets and other assets	38,551	7,074	—	45,625
Amortization of program contract costs and net realizable value adjustments	30,821	—	—	30,821
General and administrative overhead expenses	12,995	283	1,001	14,279
Research and development	—	1,209	—	1,209
Operating income (loss)	145,400	(15,059)	(1,267)	129,074
Interest expense	1,411	1,555	50,950	53,916
Income from equity and cost method investments	—	943	—	943

For the three months ended June 30, 2015	Broadcast	Other	Corporate	Consolidated
Revenue	$532,362	$21,805	$—	$554,167
Depreciation of property and equipment	24,363	631	279	25,273
Amortization of definite-lived intangible assets and other assets	37,232	2,213	—	39,445
Amortization of program contract costs and net realizable value adjustments	29,782	—	—	29,782
General and administrative overhead expenses	11,332	1,265	1,586	14,183
Research and development	—	4,237	—	4,237
Operating income (loss)	122,236	(6,481)	(1,415)	114,340
Interest expense	—	1,161	46,503	47,664
Income from equity and cost method investments	—	2,007	—	2,007

For the six months ended June 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	1,155,002	90,421	—	1,245,423
Depreciation of property and equipment	45,274	2,638	532	48,444
Amortization of definite-lived intangible assets and other assets	78,321	11,069	—	89,390
Amortization of program contract costs and net realizable value adjustments	64,281	—	—	64,281
General and administrative overhead expenses	33,431	839	1,350	35,620
Research and development	—	2,310	—	2,310
Operating income (loss)	243,451	(26,156)	(1,882)	215,413
Interest expense	2,893	3,031	97,407	103,331
Income from equity and cost method investments	—	1,366	—	1,366
Assets	4,832,211	825,829	121,637	5,779,677

For the six months ended June 30, 2015	Broadcast	Other	Corporate	Consolidated
Revenue	$1,017,414	$41,528	$—	$1,058,942
Depreciation of property and equipment	48,539	1,365	558	50,462
Amortization of definite-lived intangible assets and other assets	75,123	4,302	—	79,425
Amortization of program contract costs and net realizable value adjustments	60,173	—	—	60,173
General and administrative overhead expenses	26,259	1,524	2,438	30,221
Research and development	—	6,752	—	6,752
Operating income (loss)	214,105	(12,845)	(2,373)	198,887
Interest expense	—	2,236	92,076	94,312
Income from equity and cost method investments	—	5,153	—	5,153

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
6.375% Senior Unsecured Notes due 2021	$350,000	$370,125	$350,000	$367,325
6.125% Senior Unsecured Notes due 2022	500,000	520,000	500,000	512,500
5.875% Senior Unsecured Notes due 2026	350,000	357,875	—	—
5.625% Senior Unsecured Notes due 2024	550,000	563,750	550,000	539,000
5.375% Senior Unsecured Notes due 2021	600,000	615,600	600,000	605,658
Term Loan A	292,948	290,751	313,620	308,916
Term Loan B	1,369,414	1,365,205	1,376,007	1,365,461
Debt of variable interest entities	24,941	24,941	26,682	26,682
Debt of other operating divisions	129,151	129,151	120,969	120,969

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, 6.375% Notes, and 5.875% Notes. Our Class A Common Stock and Class B Common Stock as of June 30, 2016, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 6.375% Notes, and 5.875% Notes. As of June 30, 2016, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,178.8 million included $4,047.2 million related to STG and its subsidiaries of which SBG guaranteed $3,996.7 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$72,237	$6,799	$24,691	$—	$103,727
Accounts receivable	—	—	456,880	34,251	(1,247)	489,884
Other current assets	219	6,292	62,550	18,106	(2,759)	84,408
Total current assets	219	78,529	526,229	77,048	(4,006)	678,019

Property and equipment, net	2,352	19,376	572,156	142,792	(8,870)	727,806

Investment in consolidated subsidiaries	543,948	3,772,032	4,179	—	(4,320,159)	—
Goodwill	—	—	2,013,103	4,279	—	2,017,382
Indefinite-lived intangible assets	—	—	142,016	15,709	—	157,725
Definite-lived intangible assets	—	—	1,812,739	224,729	(61,682)	1,975,786
Other long-term assets	50,901	742,864	104,553	150,306	(825,665)	222,959
Total assets	$597,420	$4,612,801	$5,174,975	$614,863	$(5,220,382)	$5,779,677

Accounts payable and accrued liabilities	$100	$50,101	$196,045	$29,053	$(3,373)	$271,926
Current portion of long-term debt	—	59,938	1,751	113,355	—	175,044
Current portion of affiliate long-term debt	1,752	—	1,532	2,137	(1,920)	3,501
Other current liabilities	—	—	72,960	8,309	—	81,269
Total current liabilities	1,852	110,039	272,288	152,854	(5,293)	531,740

Long-term debt	—	3,912,120	31,977	40,165	—	3,984,262
Affiliate long-term debt	948	—	13,364	378,060	(376,419)	15,953
Other liabilities	24,108	30,953	1,101,937	174,008	(626,178)	704,828
Total liabilities	26,908	4,053,112	1,419,566	745,087	(1,007,890)	5,236,783

Total Sinclair Broadcast Group equity (deficit)	570,512	559,689	3,755,409	(98,249)	(4,216,849)	570,512
Noncontrolling interests in consolidated subsidiaries	—	—	—	(31,975)	4,357	(27,618)
Total liabilities and equity (deficit)	$597,420	$4,612,801	$5,174,975	$614,863	$(5,220,382)	$5,779,677

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$115,771	$235	$33,966	$—	$149,972
Accounts receivable	—	1,775	390,142	33,949	(1,258)	424,608
Other current assets	3,648	5,172	99,118	23,278	(4,033)	127,183
Total current assets	3,648	122,718	489,495	91,193	(5,291)	701,763

Property and equipment, net	2,884	20,336	559,042	143,667	(8,792)	717,137

Investment in consolidated subsidiaries	497,262	3,430,434	4,179	—	(3,931,875)	—
Goodwill	—	—	1,926,814	4,279	—	1,931,093
Indefinite-lived intangible assets	—	—	114,841	17,624	—	132,465
Definite-lived intangible assets	—	—	1,602,454	206,975	(57,859)	1,751,570
Other long-term assets	52,128	673,915	110,507	140,910	(779,173)	198,287
Total assets	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

Accounts payable and accrued liabilities	$104	$49,428	$179,156	$27,462	$(4,837)	$251,313
Current portion of long-term debt	—	57,640	1,611	106,358	(1,425)	164,184
Current portion of affiliate long-term debt	1,651	—	1,311	456	(252)	3,166
Other current liabilities	—	—	103,627	12,713	—	116,340
Total current liabilities	1,755	107,068	285,705	146,989	(6,514)	535,003

Long-term debt	—	3,594,218	32,743	42,199	—	3,669,160
Affiliate long-term debt	1,857	—	14,240	366,042	(364,289)	17,850
Other liabilities	26,500	28,866	1,060,211	171,102	(576,055)	710,624
Total liabilities	30,112	3,730,152	1,392,899	726,332	(946,858)	4,932,637

Total Sinclair Broadcast Group equity (deficit)	525,810	517,251	3,414,433	(91,703)	(3,839,981)	525,810
Noncontrolling interests in consolidated subsidiaries	—	—	—	(29,981)	3,849	(26,132)
Total liabilities and equity (deficit)	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$627,517	$62,037	$(23,020)	$666,534

Media production expenses	—	—	235,138	30,440	(21,958)	243,620
Selling, general and administrative	1,001	14,121	125,331	2,326	(12)	142,767
Depreciation, amortization and other operating expenses	266	1,219	116,970	33,134	(516)	151,073
Total operating expenses	1,267	15,340	477,439	65,900	(22,486)	537,460

Operating (loss) income	(1,267)	(15,340)	150,078	(3,863)	(534)	129,074

Equity in earnings of consolidated subsidiaries	49,136	100,678	69	—	(149,883)	—
Interest expense	(41)	(50,908)	(1,098)	(8,107)	6,238	(53,916)
Other income (expense)	1,087	148	622	190	—	2,047
Total other income (expense)	50,182	49,918	(407)	(7,917)	(143,645)	(51,869)

Income tax benefit (provision)	504	18,034	(47,722)	2,579	—	(26,605)
Net income (loss)	49,419	52,612	101,949	(9,201)	(144,179)	50,600
Net income attributable to the noncontrolling interests	—	—	—	(1,262)	81	(1,181)
Net income (loss) attributable to Sinclair Broadcast Group	$49,419	$52,612	$101,949	$(10,463)	$(144,098)	$49,419
Comprehensive income (loss)	$49,419	$52,612	$101,949	$(9,201)	$(144,179)	$50,600

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$522,405	$52,908	$(21,146)	$554,167

Media production expenses	—	—	180,033	21,272	(19,495)	181,810
Selling, general and administrative	1,457	11,429	100,579	4,136	(193)	117,408
Depreciation, amortization and other operating expenses	266	809	109,201	30,960	(627)	140,609
Total operating expenses	1,723	12,238	389,813	56,368	(20,315)	439,827

Operating (loss) income	(1,723)	(12,238)	132,592	(3,460)	(831)	114,340

Equity in earnings of consolidated subsidiaries	46,369	85,483	(50)	—	(131,802)	—
Interest expense	(106)	(44,969)	(1,165)	(7,470)	6,046	(47,664)
Other income (expense)	944	444	203	1,466	—	3,057
Total other income (expense)	47,207	40,958	(1,012)	(6,004)	(125,756)	(44,607)

Income tax benefit (provision)	303	19,584	(44,899)	1,678	—	(23,334)
Net income (loss)	45,787	48,304	86,681	(7,786)	(126,587)	46,399
Net income attributable to the noncontrolling interests	—	—	—	(646)	34	(612)
Net income (loss) attributable to Sinclair Broadcast Group	$45,787	$48,304	$86,681	$(8,432)	$(126,553)	$45,787
Comprehensive income (loss)	$46,483	$48,315	$86,756	$(7,786)	$(127,285)	$46,483

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,172,629	$114,287	$(41,493)	$1,245,423

Program and production	—	—	444,864	54,821	(40,188)	459,497
Selling, general and administrative	2,003	36,219	236,442	4,487	(34)	279,117
Depreciation, amortization and other operating expenses	532	2,410	225,445	63,990	(981)	291,396
Total operating expenses	2,535	38,629	906,751	123,298	(41,203)	1,030,010

Operating (loss) income	(2,535)	(38,629)	265,878	(9,011)	(290)	215,413

Equity in earnings of consolidated subsidiaries	73,424	175,533	119	—	(249,076)	—
Interest expense	(136)	(97,271)	(2,299)	(16,003)	12,378	(103,331)
Other income (expense)	2,230	267	609	(174)	—	2,932
Total other income (expense)	75,518	78,529	(1,571)	(16,177)	(236,698)	(100,399)

Income tax benefit (provision)	576	41,137	(85,902)	5,404	—	(38,785)
Net income (loss)	73,559	81,037	178,405	(19,784)	(236,988)	76,229
Net income attributable to the noncontrolling interests	—	—	—	(2,161)	(509)	(2,670)
Net income (loss) attributable to Sinclair Broadcast Group	$73,559	$81,037	$178,405	$(21,945)	$(237,497)	$73,559
Comprehensive income (loss)	$73,559	$81,037	$178,405	$(19,784)	$(236,988)	$76,229

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$999,076	$99,912	$(40,046)	$1,058,942

Program and production	—	—	349,727	41,677	(38,023)	353,381
Selling, general and administrative	2,501	26,212	199,927	7,152	(105)	235,687
Depreciation, amortization and other operating expenses	533	1,584	211,560	58,278	(968)	270,987
Total operating expenses	3,034	27,796	761,214	107,107	(39,096)	860,055

Operating (loss) income	(3,034)	(27,796)	237,862	(7,195)	(950)	198,887

Equity in earnings of consolidated subsidiaries	70,693	149,948	(100)	—	(220,541)	—
Interest expense	(207)	(88,842)	(2,341)	(14,176)	11,254	(94,312)
Other income (expense)	2,294	291	266	3,570	—	6,421
Total other income (expense)	72,780	61,397	(2,175)	(10,606)	(209,287)	(87,891)

Income tax benefit (provision)	323	40,199	(83,277)	2,994	—	(39,761)
Net income (loss)	70,069	73,800	152,410	(14,807)	(210,237)	71,235
Net income attributable to the noncontrolling interests	—	—	—	(1,200)	34	(1,166)
Net income (loss) attributable to Sinclair Broadcast Group	$70,069	$73,800	$152,410	$(16,007)	$(210,203)	$70,069
Comprehensive income (loss)	$71,403	$73,817	$152,561	$(14,807)	$(211,571)	$71,403

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM(USED IN) OPERATING ACTIVITIES	$2,296	$(81,821)	$282,530	$(8,483)	$15,136	$209,658
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,871)	(45,155)	(3,206)	446	(49,786)
Acquisition of businesses, net of cash acquired	—	—	(412,729)	(10,375)	—	(423,104)
Purchase of alarm monitoring contracts	—	—	—	(21,616)	—	(21,616)
Investments in equity and cost method investees	—	(10,827)	—	(11,016)	—	(21,843)
Loans to affiliates	—	(19,500)	—	—	—	(19,500)
Other, net	1,197	3,725	58	2,419	—	7,399
Net cash flows from (used in) investing activities	1,197	(28,473)	(457,826)	(43,794)	446	(528,450)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	595,000	—	12,555	—	607,555
Repayments of notes payable, commercial bank financing and capital leases	—	(272,672)	(719)	(6,184)	—	(279,575)
Dividends paid on Class A and Class B Common Stock	(32,781)	—	—	—	—	(32,781)
Repurchase of outstanding Class A Common Stock	(11,247)	—	—	—	—	(11,247)
Increase (decrease) in intercompany payables	42,586	(249,887)	181,829	41,172	(15,700)	—
Other, net	(2,051)	(5,681)	750	(4,541)	118	(11,405)
Net cash flows (used in) from financing activities	(3,493)	66,760	181,860	43,002	(15,582)	272,547

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(43,534)	6,564	(9,275)	—	(46,245)
CASH AND CASH EQUIVALENTS, beginning of period	—	115,771	235	33,966	—	149,972
CASH AND CASH EQUIVALENTS, end of period	$—	$72,237	$6,799	$24,691	$—	$103,727

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(142)	$(70,337)	$265,762	$(22,433)	$7,397	$180,247
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(5,852)	(40,875)	(1,097)	762	(47,062)
Purchase of alarm monitoring contracts	—	—	—	(16,673)	—	(16,673)
Investments in equity and cost method investees	—	(4,401)	(33)	(33,375)	—	(37,809)
Other, net	3,486	(961)	4,788	4,338	—	11,651
Net cash flows (used in) from investing activities	3,486	(11,214)	(36,120)	(46,807)	762	(89,893)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	349,562	—	15,291	—	364,853
Repayments of notes payable, commercial bank financing and capital leases	(312)	(357,328)	(611)	(2,229)	—	(360,480)
Dividends paid on Class A and Class B Common Stock	(31,464)	—	—	—	—	(31,464)
Repurchase of outstanding Class A Common Stock	(7,803)	—	—	—	—	(7,803)
Increase (decrease) in intercompany payables	37,036	138,814	(230,262)	62,571	(8,159)	—
Other, net	(801)	(3,491)	550	(4,821)	—	(8,563)
Net cash flows (used in) from financing activities	(3,344)	127,557	(230,323)	70,812	(8,159)	(43,457)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	46,006	(681)	1,572	—	46,897
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$49,400	$1,068	$14,111	$—	$64,579

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statement of Operations Data:
Media revenues (a)	$606,268	$503,170	$1,137,591	$967,921
Revenues realized from station barter arrangements	34,003	30,373	60,513	51,332
Other non-media revenues	26,263	20,624	47,319	39,689
Total revenues	666,534	554,167	1,245,423	1,058,942

Media production expenses	243,620	181,810	459,497	353,381
Media selling, general and administrative expenses	128,488	103,225	243,497	205,466
Expenses recognized from station barter arrangements	29,259	26,381	52,184	43,793
Depreciation and amortization expenses (b)	100,855	94,500	202,115	190,060
Other non-media expenses	19,761	15,520	37,458	30,433
Corporate general and administrative expenses	14,279	14,183	35,620	30,221
Research and development expenses	1,209	4,237	2,310	6,752
Gain on asset disposition	(11)	(29)	(2,671)	(51)
Operating income	129,074	114,340	215,413	198,887

Interest expense and amortization of debt discount and deferred financing costs	(53,916)	(47,664)	(103,331)	(94,312)
Income from equity and cost method investees	943	2,007	1,366	5,153
Other income, net	1,104	1,050	1,566	1,268
Income before income taxes	77,205	69,733	115,014	110,996
Income tax provision	(26,605)	(23,334)	(38,785)	(39,761)
Net income	50,600	46,399	76,229	71,235
Net income attributable to the noncontrolling interests	(1,181)	(612)	(2,670)	(1,166)
Net income attributable to Sinclair Broadcast Group	$49,419	$45,787	$73,559	$70,069

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.52	$0.48	$0.77	$0.74
Diluted earnings per share	$0.52	$0.48	$0.77	$0.73

Balance Sheet Data:	June 30, 2016	December 31, 2015
Cash and cash equivalents	$103,727	$149,972
Total assets	$5,779,677	$5,432,315
Total debt (c)	$4,178,760	$3,854,360
Total equity	$542,894	$499,678

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

Executive Overview — financial events during the three months ended June 30, 2016 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2016 and 2015, including comparisons between quarters and expectations for the three months ended September 30, 2016.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three and six months ended June 30, 2016.

EXECUTIVE OVERVIEW

Second Quarter 2016 Events

•
In April 2016, we announced the formation of ONE Media 3.0, LLC, a wholly-owned subsidiary whose purpose will be to develop business opportunities, products, and services associated with the ATSC 3.0 broadcast transmission standard approved in March 2016.

•	In May 2016, we closed on the previously announced purchase of the assets of KFXL (FOX) and KHGI, KHGI-LD, KWNB and KWNB-LD (ABC), in Lincoln, Nebraska for $31.3 million.

•	In May 2016, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on June 15, 2016 to the holders of record at the close of business on June 1, 2016.

•	In May 2016, the Third Circuit Court ruled to vacate the rule to make Joint Sales Agreements (JSAs) attributable.

•	In June 2016, we repurchased 384,700 shares of our Class A Common Stock using cash on hand.

Other Events

•	In July 2016, we repurchased 274,400 shares of our Class A Common Stock using cash on hand.

•	In July 2016, nine recipients received the inaugural awards from the Sinclair Broadcast Diversity Scholarship Fund that was established in 2015.

•	In July 2016, we launched the new Circa.com website. This site uses new technology designed for enhanced mobile video and new-generation news consumers.

•	In July 2016, we extended the maturity date of certain loans and commitments under our existing bank credit facility until July 31, 2021.

•	In July 2016, we rebranded our digital agency solutions group under the name Compulse Integrated Marketing to provide in-depth digital marketing services aimed at small and medium sized businesses.

•
In July 2016, we entered into a Consent Decree with the FCC resolving a number of previously disclosed matters relating to certain content broadcast on our stations, technical issues relating to LMAs, and the FCC's rule regarding retransmission consent negotiations. The FCC dismissed all pending claims against us with the Media Bureau and will issue renewals for 90 television stations. As part of the settlement, we agreed to make a payment of $9.5 million which was accrued as of 6/30/16.

•
In July 2016, we entered into agreements with FOX for the renewal of FOX affiliations in five markets. The FOX affiliations were also renewed in three markets by the licensees of stations that we provide sales and other services to under joint sales agreements.

•	In August 2016, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on September 15, 2016 to the holders of record at the close of business on September 1, 2016.

•	In August 2016, we signed a multi-year retransmission consent agreement with Comcast Cable for carriage of our broadcast television stations.

RESULTS OF OPERATIONS

The results of the businesses acquired during 2015 and 2016 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions in our consolidated financial statements for further discussion of acquisitions. Additionally, any references to the second, third or fourth quarters are to the three months ended June 30, September 30, and December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast”, that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Media revenues (a)	$606.3	$503.2	$1,137.6	$967.9
Revenues realized from station barter arrangements	34.0	30.4	60.5	51.3
Other non-media revenues	26.2	20.6	47.3	39.7
Total revenues	666.5	554.2	1,245.4	1,058.9
Media production expenses (a)	243.6	181.9	459.5	353.4
Media selling, general and administrative expenses (a)	128.4	103.3	243.5	205.5
Expenses recognized from station barter arrangements	29.2	26.4	52.2	43.8
Depreciation and amortization	100.9	94.5	202.1	190.1
Other non-media expenses	19.8	15.5	37.5	30.4
Corporate general and administrative expenses	14.3	14.1	35.6	30.2
Research and development	1.2	4.2	2.3	6.7
Gain on asset dispositions	—	—	(2.7)	(0.1)
Operating income	$129.1	$114.3	$215.4	$198.9
Net income attributable to Sinclair Broadcast Group	$49.4	$45.8	$73.6	$70.1

(a) Our media related revenues and expenses are primarily derived from our broadcast segment, but also from our other media related business, including our networks and content such as Tennis Channel, American Sports Network, COMET, and non-broadcast digital properties. The results of our broadcast segment and the other media businesses are discussed further below under Broadcast Segment and Other, respectively.

BROADCAST SEGMENT

Revenue

The following table presents our media revenues, net of agency commissions, for our broadcast segment for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Local revenues:
Non-political	$467.5	$408.6	14.4%	$881.2	$788.7	11.7%
Political	3.7	1.2	(b)	7.7	2.2	(b)
Total local	471.2	409.8	15.0%	888.9	790.9	12.4%
National revenues (a):
Non-political	92.0	89.4	2.9%	174.7	171.2	2.0%
Political	12.9	2.8	(b)	33.4	4.0	(b)
Total national	104.9	92.2	13.8%	208.1	175.2	18.8%
Total broadcast segment media revenues	$576.1	$502.0	14.8%	$1,097.0	$966.1	13.5%

(a)        National revenue relates to advertising sales sourced from our national representation firm.

(b)        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Media revenues.  Media revenues increased $74.1 million when comparing the three months ended June 30, 2016 to the same period in 2015 and increased $130.9 million for the six months ended June 30, 2016 compared to the same period in 2015. The stations acquired after June 30, 2015, net of dispositions, contributed an increase of $7.1 million and $8.9 million for the three and six months ended June 30, 2016 and 2015, respectively. The remaining increase was primarily related to an increase in political net time sales as 2016 is an election year, and an increase in retransmission and digital revenues. For the three months ended June 30, 2016, the services, direct response, entertainment, and furniture sectors increased year over year. These increases were offset by lower revenues in the telecommunications, schools, internet, and retail/department store sectors. For the six months ended June 30, 2016, the automotive, services, home products, furniture, direct response, entertainment and media sectors increased year over year. These increases were offset by lower revenues in the schools, internet and telecommunications sectors. Excluding the stations acquired or disposed after June 30, 2015, automotive, which typically is our largest category, represented 23.8% and 25.1% of net time sales for the six months ended June 30, 2016 and 2015, respectively.

From a network affiliation or program service arrangement perspective, the following table sets forth percentages of our net time sales by affiliate for the periods presented:

	# of channels (a)	Percent of Net Time Sales for the		Net Time Sales Percent Change	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended June 30,			Six months ended June 30,
		2016	2015		2016	2015
ABC	37	29.5%	29.6%	(0.1)%	29.0%	28.9%	0.1%
FOX	53	24.6%	25.4%	(0.8)%	24.9%	25.7%	(0.8)%
CBS	30	19.2%	17.3%	1.9%	19.8%	17.4%	2.4%
NBC	22	11.9%	11.6%	0.3%	11.6%	11.8%	(0.2)%
CW	39	7.9%	8.2%	(0.3)%	7.8%	8.2%	(0.4)%
MNT	29	5.6%	6.5%	(0.9)%	5.6%	6.6%	(1.0)%
Other (b)	274	1.3%	1.4%	(0.1)%	1.3%	1.4%	(0.1)%
Total	484

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

Political Revenues. Political revenues increased by $12.6 million and $34.9 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. Political revenues are typically higher in election years such as 2016.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local time sales, retransmission revenues and other local revenues, increased $58.9 million for the three months ended June 30, 2016, when compared to the same period in 2015. The stations acquired after June 30, 2015, net of dispositions, contributed $5.9 million of the increase. The remaining increase was primarily related to an increase in retransmission and digital revenues, as well as an increase in the services, automotive, entertainment, and telecommunications sectors. These increases were offset by lower revenues in the schools, internet, medical, and retail department stores sectors.

Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, increased by $92.5 million for the six months ended June 30, 2016, when compared to the same period in 2015. The stations acquired after June 30, 2015, net of dispositions, contributed $7.6 million of the increase. The remaining increase was primarily related to an increase in retransmission and digital revenues, as well as an increase in the services, automotive, entertainment, furniture, home products, telecommunications, and media sectors. These increases were offset by lower revenues in the schools, internet, medical, and fast food sectors.

National Revenues. Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firms, were up $2.6 million for the three months ended June 30, 2016 when compared to the same period in 2015. The stations acquired after June 30, 2015, net of dispositions, contributed $0.7 million of the increase. The remaining increase primarily related to an increase in the direct response, medical, restaurants, and home product sectors. These increases were offset by lower revenues in the telecommunications and automotive sectors.

Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firm, were up $3.5 million for the six months ended 2016 when compared to the same period in 2015. The stations acquired after June 30, 2015, net of dispositions, contributed $0.8 million of the increase. The remaining increase primarily related to an increase in direct response, medical, pharmaceutical/cosmetics, home products, and automotive sectors. These increases were offset by lower revenues in the telecommunications and services sectors.

Expenses

The following table presents our significant operating expense categories for our broadcast segment for the periods presented (in millions):

	Three months ended June 30,		Percent Change (Increase/(Decrease))	Six months ended June 30,		Percent Change (Increase/(Decrease))
	2016	2015		2016	2015
Media production expenses	$214.0	$178.5	19.9%	$416.6	$345.5	20.6%
Media selling, general and administrative expenses	$116.7	$102.6	13.7%	$226.8	$204.0	11.2%
Amortization of program contract costs and net realizable value adjustments	$30.8	$29.8	3.4%	$64.3	$60.2	6.8%
Corporate general and administrative expenses	$13.0	$11.3	15.0%	$33.4	$26.3	27.0%
Depreciation and amortization expenses	$61.1	$61.6	(0.8)%	$123.6	$123.7	(0.1)%

Media production expenses.  Media production expenses increased $35.5 million and $71.1 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The acquired stations not included in the same period of 2015, net of dispositions, contributed $2.7 million and $3.5 million of the increase for the three and six months ended June 30, 2016, respectively. The increase is primarily related to increases in fees pursuant to network affiliation agreements mainly in relation to higher retransmission revenue, as well as, further investment in original programming content; including an increase in production costs related to sports programming content and expansion of news; an increase in costs related to music license fees primarily as a result of refunds received from certain music rights providers in 2015; higher equipment and transmitter repair and maintenance, and increases in compensation primarily related to standard merit increases.

Media selling, general and administrative expense.  Media selling, general and administrative expenses increased $14.1 million and $22.8 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The acquired stations not included in the same period of 2015, net of dispositions, contributed $1.3 million and $1.7 million for the three and six months, respectively. The remaining increase related to an increase in compensation expense for annual merit and bonus increases; an increase in expenses to our digital interactive business as a result of higher revenue; an increase in national sales commissions; and settlement with the FCC as discussed in Note. 4 Commitments and Contingencies.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $1.0 million and $4.1 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $0.5 million and decreased $0.1 million during the three and six months ended June 30, 2016.

OTHER

Media revenues, media production expenses, and media selling, general, and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our digital and internet businesses. We recorded revenue of $30.1 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $40.6 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. The year over year increase for both the three and six months is primarily related to recently acquired Tennis Channel as well as increases in revenue from our science-fiction and sports networks which began operating in 2015 and 2014, respectively. We recorded expenses of $41.4 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively, and $59.6 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively. Our expenses relate to the programming and production, and general and administrative costs related to the operations of our network, content, and digital and internet businesses. The year over year increases primarily relate to the recently acquired Tennis Channel and general and administrative costs related to the start-up of our original networks and content, production costs of new original programming, and new digital and internet initiatives.

Other non-media revenues and expenses:

Investments in real estate ventures. We have controlling interests in certain real estate investments owned by Keyser Capital which we consolidate. Revenues from the investments were $5.2 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively, and $9.2 million and $6.4 million for the six months ended June 30, 2016 and 2015, respectively. Expenses, including other non-media expenses, general and administrative, depreciation and amortization and other applicable other income and expense items related to these investments in real estate ventures were $6.7 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, and $14.6 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively. The year over year increase in revenue and expenses for both the three and six month periods are primarily related to the sale of land parcels with real estate development projects.

Investments in private equity. We have controlling interests in certain private equity investments owned by Keyser Capital, which we consolidate, including Triangle Sign & Service, LLC, a sign designer and fabricator, and Alarm Funding, a regional security alarm operating and bulk acquisition company. Revenues were $17.1 million and $14.5 million for the three months ended June 30, 2016 and 2015, respectively and $31.8 million and $27.3 million for the six months ended June 30, 2016 and 2015, respectively. Expenses, including other non-media expenses, general and administrative, depreciation and amortization and other applicable other income and expense items, increased $14.4 million and $10.9 million for the three months ended June 30, 2016 and 2015, respectively and $32.9 million and $21.7 million for the six months ended June 30, 2016 and 2015, respectively. The increases in both revenues and expenses for both the three and six month periods are primarily related to increased transaction volume from our alarm business.

Technical Services. We own certain subsidiaries which service and support broadcast transmitters, and design and manufacture broadcast systems. Revenues from technical services were $3.9 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively. Revenues from technical services were $6.3 million during both the six months ended June 30, 2016 and 2015, respectively. Excluding research and development costs, expenses including other non-media expenses, general and administrative, depreciation and amortization and other income and expense items related to technical services, were $3.9 million and $3.4 million during the three months ended June 30, 2016 and 2015, respectively, and $6.9 million and $6.4 million during the six months ended June 30, 2016 and 2015, respectively.

Research and development expenses. Our research and development expenses relate to the costs of our subsidiary, ONE Media, LLC (ONE Media), to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). Research and development costs related to ONE Media were $1.2 million and $4.2 million, for the three months ended June 30, 2016 and 2015, respectively. These costs were $2.3 million and $6.8 million, for the six months ended June 30, 2016 and 2015, respectively.

Income from Equity and Cost Method Investments. Results of our equity and cost method investments in private equity investments and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations. We recorded income of $0.1 million and income of $1.4 million related to our real estate ventures during the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we recorded a loss of $0.5 million and income of $3.6 million, respectively, related to our real estate ventures. We recorded income of $0.9 million and $0.6 million related to certain private equity investments during the three months ended June 30, 2016 and 2015, respectively. We recorded income of $1.8 million and $1.6 million related to certain private equity investments during the six months ended June 30, 2016 and 2015, respectively.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended June 30,		Percent Change (Increase/ (Decrease))	Six months ended June 30,		Percent Change (Increase/ (Decrease))
	2016	2015		2016	2015
Corporate general and administrative expenses	$1.0	$1.6	(37.5)%	$1.4	$2.4	(45.8)%
Interest expense	$50.9	$46.5	9.5%	$97.4	$92.1	5.8%
Income tax provision	$(26.6)	$(23.3)	14.2%	$(38.8)	$(39.8)	(2.5)%

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

Corporate general and administrative expenses combined increased by $1.1 million and $6.2 million for the three and six months ended June 30, 2016, when compared to the same period in 2015. The increase is primarily related to legal costs related to acquisitions, and an increase in compensation costs related to merit increases. We expect corporate general and administrative expenses to increase in the third quarter of 2016 compared to second quarter of 2016.

 Interest expense.  The explanation that follows combines the interest expense included within the Broadcast Segment with the interest expense found in this section, Corporate and Unallocated Expenses. Interest expense increased during the three and six months ended June 30, 2016, compared to the same period in 2015 primarily due to the the issuance of our 5.875% Notes in March 2016. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three months ended June 30, 2016, including the effects of the noncontrolling interest, was a provision of 35.0% as compared to a provision of 33.8% during the same period in 2015. The increase in the effective tax rate for the three months ended June 30, 2016 as compared to the same period in 2015 is primarily due to a 2015 income tax benefit related to law changes in certain state tax jurisdictions.

The effective tax rate for the six months ended June 30, 2016, including the effects of the noncontrolling interest, was a provision of 34.5% as compared to a provision of 36.2% during the same period in 2015. The decrease in the effective tax rate for the six months ended June 30, 2016 as compared to the same period in 2015 is primarily due to an unfavorable resolution of a state income tax position in 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $103.7 million in cash and cash equivalent balances and net working capital of approximately $146.3 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of June 30, 2016, we had $483.3 million of borrowing capacity available on our revolving credit facility.

In July 2016, we entered into an amendment to our Bank Credit Agreement that includes extended maturity of some Term Loan positions and more favorable rates. See Note 3. Notes Payable and Commercial Bank Financing in our consolidated financial statements for a further discussion.

During March 2016, we issued $350 million in senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on March 15, 2026. The proceeds from the offering, were used to repay amounts under our revolving credit facility and for other general corporate purposes. See Note 3. Notes Payable and Commercial Bank Financing in our consolidated financial statements for a further discussion.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net cash flows from operating activities	$75.6	$66.4	$209.7	$180.2

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(23.9)	$(23.4)	$(49.8)	$(47.1)
Acquisition of businesses, net of cash acquired	(38.4)	—	(423.1)	—
Investment in other operating divisions	(14.6)	(10.9)	(21.6)	(16.7)
Investments in equity and costs method investees	(2.0)	(34.9)	(21.8)	(37.8)
Loans to affiliates	—	—	(19.5)	—
Other	5.1	7.2	7.3	11.7
Net cash flows used in investing activities	$(73.8)	$(62.0)	$(528.5)	$(89.9)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$8.7	$357.0	$607.6	$364.9
Repayments of notes payable, commercial bank financing and capital leases	(18.3)	(335.4)	(279.6)	(360.5)
Dividends paid on Class A and Class B Common Stock	(17.2)	(15.8)	(32.8)	(31.5)
Repurchase of outstanding Class A Common Stock	(11.2)	—	(11.2)	(7.8)
Other	(1.6)	(3.5)	(11.5)	(8.6)
Net cash flows (used in) from in financing activities	$(39.6)	$2.3	$272.5	$(43.5)

Operating Activities

Net cash flows from operating activities increased during the three and six months ended June 30, 2016 compared to the same period in 2015.  This change is primarily due to an increase in cash received from customers primarily due to businesses acquired since June 2015 and lower income tax payments.

Investing Activities

Net cash flows used in investing activities increased during the three months ended June 30, 2016 compared to the same period in 2015.  This increase is primarily due to stations acquired in the second quarter of 2016, partially offset by a decrease in investment in cost and equity method investments.

Net cash flows used in investing activities increased during the six months ended June 30, 2016 compared to the same period in 2015.  This increase is primarily due to the acquisition of Tennis Channel, increase in equity and cost method investments and loans to affiliates, partially offset by a decrease in investment in cost and equity method investments.

In the third quarter of 2016, we anticipate capital expenditures to increase from the second quarter of 2016.

Financing Activities

The change in net cash flows used in (from) financing activities for the three months ended June 30, 2016, compared to the same period in 2015, is primarily due to the net proceeds from our bank credit agreement during the three months ended June 30, 2015, and repurchases of Class A common stock during the three months ended June 30, 2016.

The change in net cash flows from (used in) financing activities for the six months ended June 30, 2016, compared to the same period in 2015, is primarily due to the proceeds from the 5.875% Notes issued in March 2016.

In August 2016, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

See 5.875% Senior Notes, due 2026 within Note 3. Notes Payable and Commercial Bank Financing for discussion on issuance of 5.875% Notes during the six months ended June 30, 2016.

As of June 30, 2016, there were no other material changes to our contractual cash obligations.

See Bank Credit Agreement within Note 3. Notes Payable and Commercial Bank Financing for the amendment of the Bank Credit Agreement in July 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2016.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
04/01/16 – 04/30/16	—	—	—	105.5
05/01/16 – 05/31/16	—	—	—	105.5
06/01/16 – 06/30/16	384,700	29.25	384,700	94.3

(1)        All repurchases were made in open-market transactions.

(2)        On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008. On March 20, 2014, the Board of Directors authorized a new $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of June 30, 2016, the total remaining authorization was $94.3 million. In July 2016, we repurchased an additional 274,400 shares with a value of $8.0 million.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2016.

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