Form 10-Q
period 2016-09-30
SINCLAIR BROADCAST GROUP INC
filed 2016-11-08
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 4, 2016
Class A Common Stock	64,706,034
Class B Common Stock	25,928,357

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of September 30, 2016	As of December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,545	$149,972
Accounts receivable, net of allowance for doubtful accounts of $2,838 and $4,495, respectively	519,662	424,608
Current portion of program contract costs	110,228	91,466
Income taxes receivable	9,234	823
Prepaid expenses and other current assets	37,909	26,903
Deferred barter costs	8,512	7,991
Total current assets	790,090	701,763
PROGRAM CONTRACT COSTS, less current portion	12,245	18,996
PROPERTY AND EQUIPMENT, net	713,088	717,137
RESTRICTED CASH	—	3,725
GOODWILL	1,989,578	1,931,093
INDEFINITE-LIVED INTANGIBLE ASSETS	153,125	132,465
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,983,326	1,751,570
OTHER ASSETS	224,736	175,566
Total assets (a)	$5,866,188	$5,432,315
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$291,213	$251,313
Current portion of notes payable, capital leases and commercial bank financing	165,238	164,184
Current portion of notes and capital leases payable to affiliates	3,599	3,166
Current portion of program contracts payable	131,553	108,260
Deferred barter revenues	8,142	8,080
Total current liabilities	599,745	535,003
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	4,022,437	3,669,160
Notes payable and capital leases to affiliates, less current portion	15,036	17,850
Program contracts payable, less current portion	57,724	56,921
Deferred tax liabilities	612,961	585,072
Other long-term liabilities	71,619	68,631
Total liabilities (a)	5,379,522	4,932,637
COMMITMENTS AND CONTINGENCIES (See Note 4)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 65,546,601 and 68,792,483 shares issued and outstanding, respectively	655	688
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,928,357 and 25,928,357 shares issued and outstanding, respectively, convertible into Class A Common Stock	259	259
Additional paid-in capital	876,895	962,726
Accumulated deficit	(360,459)	(437,029)
Accumulated other comprehensive loss	(834)	(834)
Total Sinclair Broadcast Group shareholders’ equity	516,516	525,810
Noncontrolling interests	(29,850)	(26,132)
Total equity	486,666	499,678
Total liabilities and equity	$5,866,188	$5,432,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of September 30, 2016 and December 31, 2015 include total assets of variable interest entities (VIEs) of $151.1 million and $152.4 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of September 30, 2016 and December 31, 2015 include total liabilities of the VIEs of $41.1 million and $35.6 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Media revenues	$635,269	$498,167	$1,772,860	$1,466,088
Revenues realized from station barter arrangements	32,061	28,618	92,574	79,950
Other non-media revenues	26,505	21,619	73,824	61,308
Total revenues	693,835	548,404	1,939,258	1,607,346
OPERATING EXPENSES:
Media production expenses	242,880	187,173	702,377	540,554
Media selling, general and administrative expenses	126,672	105,622	370,169	311,088
Expenses realized from barter arrangements	27,181	23,105	79,365	66,898
Amortization of program contract costs and net realizable value adjustments	32,441	29,841	96,722	90,014
Other non-media expenses	20,488	16,555	57,946	46,988
Depreciation of property and equipment	25,886	25,476	74,330	75,938
Corporate general and administrative expenses	19,052	16,464	54,672	46,685
Amortization of definite-lived intangible and other assets	47,807	40,014	137,197	119,439
Research and development expenses	745	4,803	3,055	11,555
Gain on asset dispositions	(3,311)	(255)	(5,982)	(306)
Total operating expenses	539,841	448,798	1,569,851	1,308,853
Operating income	153,994	99,606	369,407	298,493
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(53,488)	(48,566)	(156,819)	(142,878)
Loss from extinguishment of debt	(23,699)	—	(23,699)	—
Income from equity investments	1,423	252	2,789	5,405
Other income (expense)	789	(48)	2,355	1,220
Total other expense, net	(74,975)	(48,362)	(175,374)	(136,253)
Income before income taxes	79,019	51,244	194,033	162,240
INCOME TAX PROVISION	(26,986)	(7,210)	(65,771)	(46,971)
NET INCOME	52,033	44,034	128,262	115,269
Net income attributable to the noncontrolling interests	(1,188)	(779)	(3,858)	(1,945)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$50,845	$43,255	$124,404	$113,324
Dividends declared per share	$0.180	$0.165	$0.525	$0.345
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.54	$0.46	$1.32	$1.19
Diluted earnings per share	$0.54	$0.45	$1.30	$1.18
Weighted average common shares outstanding	93,948	95,002	94,595	95,146
Weighted average common and common equivalent shares outstanding	94,766	95,692	95,465	95,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$52,033	$44,034	$128,262	$115,269
Amortization of net periodic pension benefit costs, net of taxes	—	10	—	178
Comprehensive income	52,033	44,044	128,262	115,447
Comprehensive income attributable to the noncontrolling interests	(1,188)	(779)	(3,858)	(1,945)
Comprehensive income attributable to Sinclair Broadcast Group	$50,845	$43,265	$124,404	$113,502

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standard (see Note 1)	—	—	—	—	431	1,833	—	—	2,264
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(49,667)	—	—	(49,667)
Repurchases of Class A Common Stock	(3,610,201)	(37)	—	—	(101,127)	—	—	—	(101,164)
Class A Common Stock issued pursuant to employee benefit plans	364,319	4	—	—	14,865	—	—	—	14,869
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,363)	(8,363)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	787	787
Net income	—	—	—	—	—	124,404	—	3,858	128,262
BALANCE, September 30, 2016	65,546,601	$655	25,928,357	$259	$876,895	$(360,459)	$(834)	$(29,850)	$486,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$128,262	$115,269
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	74,330	75,938
Amortization of definite-lived intangible and other assets	137,197	119,439
Amortization of program contract costs and net realizable value adjustments	96,722	90,014
Loss on extinguishment of debt, non-cash portion	3,875	—
Stock-based compensation expense	13,470	14,778
Deferred tax benefit	6,631	(19,623)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(77,118)	563
Increase in prepaid expenses and other current assets	(4,344)	(11,643)
Increase in accounts payable and accrued liabilities	36,286	8,128
Net change in net income taxes payable/receivable	(8,411)	5,623
Payments on program contracts payable	(84,625)	(82,594)
Other, net	7,985	(2,171)
Net cash flows from operating activities	330,260	313,721

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(68,601)	(72,476)
Acquisition of businesses, net of cash acquired	(425,856)	(15,514)
Purchase of alarm monitoring contracts	(29,143)	(31,340)
Proceeds from sale of assets	16,396	23,650
Investments in equity and cost method investees	(34,224)	(43,068)
Loans to affiliates	(19,500)	—
Other, net	3,401	11,215
Net cash flows used in investing activities	(557,527)	(127,533)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,011,312	379,481
Repayments of notes payable, commercial bank financing and capital leases	(653,987)	(375,104)
Dividends paid on Class A and Class B Common Stock	(49,667)	(47,104)
Repurchase of outstanding Class A Common Stock	(101,164)	(28,823)
Payments for deferred financing cost	(15,598)	(3,847)
Other, net	(9,056)	(9,084)
Net cash flows from (used in) financing activities	181,840	(84,481)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,427)	101,707
CASH AND CASH EQUIVALENTS, beginning of period	149,972	17,682
CASH AND CASH EQUIVALENTS, end of period	$104,545	$119,389

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

As of September 30, 2016, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 173 stations in 81 markets. These stations broadcast 482 channels, as of September 30, 2016. For the purpose of this report, these 173 stations and 482 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2016 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. As of September 30,

2016 and December 31, 2015, respectively, we have concluded that 37 of these licensees are VIEs.  Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 7. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $79.1 million and $227.4 million for the three and nine months ended September 30, 2016, and $71 million and $207.6 million for the three and nine months ended September 30, 2015, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap within Note 4. Commitments and Contingencies for discussion of recent changes in FCC rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$490
Accounts receivable	24,945	21,719
Current portion of program contract costs	14,895	13,287
Prepaid expenses and other current assets	318	331
Total current assets	40,648	35,827

PROGRAM CONTRACT COSTS, less current portion	3,078	4,541
PROPERTY AND EQUIPMENT, net	3,301	7,609
GOODWILL	791	787
INDEFINITE-LIVED INTANGIBLE ASSETS	15,684	17,599
DEFINITE-LIVED INTANGIBLE ASSETS, net	80,693	79,086
OTHER ASSETS	6,924	6,924
Total assets	$151,119	$152,373

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,112	$1,240
Current portion of notes payable, capital leases and commercial bank financing	3,710	3,687
Current portion of program contracts payable	16,573	12,627
Total current liabilities	21,395	17,554

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	21,944	24,594
Program contracts payable, less current portion	14,036	13,679
Other long-term liabilities	9,364	8,067
Total liabilities	$66,739	$63,894

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs and certain JSAs which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs as of September 30, 2016 and December 31, 2015, which are excluded from liabilities above, were $40.0 million and $37.6 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.5 million for both September 30, 2016 and December 31, 2015.  Also excluded from the amounts above are liabilities associated with certain outsourcing agreements and purchase options with certain VIEs totaling $77.8 million and $72.5 million as of September 30, 2016 and December 31, 2015, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of September 30, 2016 and December 31, 2015 are $119.9 million and $18.1 million, respectively, and are included in other assets in the consolidated balance sheets. The increase in 2016 was due to the adoption of the revised accounting guidance during the first quarter of 2016 related to consolidation as discussed under Recent Accounting Pronouncements below, which resulted in additional investments being considered VIEs. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $1.4 million and $2.8 million for the three and nine months ended September 30, 2016, and income of $0.7 million and $6.5 million for the three and nine months ended September 30, 2015 respectively.

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

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We will be adopting this guidance beginning December 31, 2016, which will involve adding policies and procedures around our assessments to continue as a going concern.

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

In February 2016, the FASB issued new guidance related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term. This new guidance will be effective for fiscal periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income tax effects, forfeitures, the impact of employee income tax withholdings and classification of certain related items in the statement of cash flows. We early adopted this guidance effective January 1, 2016, which did not have a material effect on the consolidated financial statements. The adoption of the various changes in the guidance were applied as required by the guidance either on the prospective, modified retrospective, or full retrospective basis. As shown in the consolidated statement of stockholders' equity, upon adoption, we recorded a $0.4 million increase to additional paid in capital and a $1.8 million decrease in accumulated deficit, net of taxes, to record the cumulative effect of changing the classification of certain liability awards to equity classification. Additionally, for the nine months ended September 30, 2015, we reclassified $2.2 million from net cash flows from operating activities to net cash flows from financing activities in our consolidated statement of cash flows related to cash payments made to taxing authorities on certain employees' behalf for shares withheld.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments. The new standard, which includes eight specific cash flow issues with the objective of reducing the existing diversity in practice as to how cash receipts and cash payments are represented in the statement of cash flow. The new standard is effective for fiscal year beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the nine months ended September 30, 2016 and 2015 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and nine months ended September 30, 2016 approximated the statutory rate. Our effective income tax rate for the three and nine months ended September 30, 2015 was less than the statutory rate primarily due to 1) a reduction in liability for unrecognized tax benefits of $5.7 million, in the third quarter of 2015, as a result of statute of limitations expiration and 2) a $3.3 million adjustment to the income tax provision upon finalization of the 2014 federal income tax return, primarily related to greater than originally projected available income tax deductions and credits.

Share Repurchase Program

On March 20, 2014, the Board of Directors authorized a $150.0 million share repurchase authorization. On September 6, 2016 the Board of Directors authorized an additional $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the three months ended September 30, 2016, we purchased approximately 3.2 million shares of Class A Common Stock for $90.0 million. For the nine months ended September 30, 2016, we purchased approximately 3.6 million shares of Class A Common Stock for $101.2 million. As of September 30, 2016, the total remaining authorization was $154.3 million. In October and November 2016, we repurchased an additional 1.1 million shares of Class A Common Stock for $31.1 million.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS:

Tennis Channel. In March 2016, we acquired all of the outstanding common stock of Tennis Channel (Tennis), a cable network which includes coverage of the top 100 tennis tournaments and original professional sport and tennis lifestyle shows, for $350.0 million plus a working capital adjustment of $9.2 million. This was funded through cash on hand and a draw on the Bank Credit Agreement. The acquisition provides an expansion of our network business and increases value based on the synergies we can achieve. Tennis is reported within Other within Note 6. Segment Data.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in thousands):

Cash	$5,111
Accounts receivable	17,629
Prepaid expenses and other current assets	6,518
Property and equipment	5,964
Definite-lived intangible assets	272,686
Indefinite-lived intangible assets	23,400
Other assets	619
Accounts payable and accrued liabilities	(7,414)
Capital leases	(115)
Deferred tax liability	(20,056)
Other long term liabilities	(1,669)
Fair value of identifiable net assets acquired	302,673
Goodwill	56,492
Total	$359,165

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

During the three months ended September 30, 2016, we made certain measurement period adjustments to the initial purchase accounting: an increase to definite-lived intangible assets of $45.6 million, a decrease to indefinite-lived intangible assets of $1.5 million, a decrease to deferred taxes assets of $16.1 million resulting in a net deferred tax liability, a decrease to goodwill of $25.3 million, and an increase to amortization of $1.1 million during the three months ended September 30, 2016.

Indefinite-lived intangible assets are comprised of trade names. Customer relationships, which represent existing advertiser relationships and contractual relationships with MVPDs, will be amortized over the estimated remaining useful lives of 10 to 15 years.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  Goodwill will not be deductible for tax purposes. Other intangible assets will be amortized over the respective weighted average useful lives ranging from 1 to 3 years. The following table summarizes the amounts allocated to definite-lived intangible assets representing the estimated fair values (in thousands):

Customer relationships	$269,300
Other intangible assets	3,386
Fair value of identifiable definite-lived intangible assets acquired	$272,686

In connection with the acquisitions, for the nine months ended September 30, 2016, we incurred a total of $0.2 million of costs primarily related to legal and other professional services which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations. For the three months ended September 30, 2016, net revenues and operating income of Tennis were $27.4 million and $1.3 million, respectively. For the nine months ended September 30, 2016, net revenues and an operating loss of Tennis were $62.5 million and $9.6 million, respectively.

Pro Forma Information

The following table sets forth unaudited results of operations for the three and nine months ended September 30, 2016 and 2015 assuming that Tennis, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the acquisition of television station acquisitions discussed below, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenues	$693,835	$571,437	$1,953,750	$1,678,800
Net Income	$79,019	$40,911	$127,222	$107,312
Net Income attributable to Sinclair Broadcast Group	$50,845	$40,132	$123,364	$105,367
Basic earnings per share attributable to Sinclair Broadcast Group	$0.54	$0.42	$1.30	$1.11
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.54	$0.42	$1.29	$1.10

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

Television Station Acquisitions. During the nine months ended September 30, 2016, we acquired certain television station related assets for an aggregate purchase price of $72.0 million less working capital of $0.2 million. In conjunction with the acquisition of certain television stations, we simultaneously sold broadcast assets of certain stations. During the three and nine months ended September 30, 2016, we recognized a gain on sale of those broadcast assets of $1.8 million and $2.6 million, respectively.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

5.125% Senior Notes, due 2027

On August 30, 2016, we issued $400.0 million of senior unsecured notes, which bear interest at a rate of 5.125% per annum and mature on February 15, 2027 (the 5.125% Notes), pursuant to an indenture dated August 30, 2016 (the 5.125% Indenture). The 5.125% Notes were priced at 100% of their par value and interest is payable semi-annually on February 15 and August 15, commencing on February15, 2017. Prior to August 15, 2021, we may redeem the 5.125% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.125% Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 5.125% Indenture. In addition, on or prior to August 15, 2019, we may redeem up to 35% of the 5.125% Notes, using proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, the holders of the 5.125% Notes may require us to repurchase some or all of the notes. There are no registration rights associated with the 5.125% Notes. The net proceeds of the 5.125% Notes were used to redeem $350.0 million aggregate principal amount of STG's 6.375% senior unsecured notes due 2021 (the 6.375% Notes) and for general corporate purposes. The redemption price, including the outstanding principal amount of the 6.375% Notes, accrued and unpaid interest, and a make-whole premium, totaled $377.2 million. We recorded a loss on extinguishment of debt of $23.7 million related to this redemption. We incurred $6.6 million of deferred financing costs in connection with the issuance of the 5.125% Notes as of September 30, 2016.

5.875% Senior Notes, due 2026

On March 23, 2016, we issued $350.0 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on March 15, 2026 (the 5.875% Notes), pursuant to an indenture dated March 23, 2016 (the 5.875% Indenture). The 5.875% Notes were priced at 100% of their par value and interest is payable semi-annually on March 15 and September 15, commencing on September 15, 2016. Prior to March 15, 2021, we may redeem the 5.875% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the 5.875% Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium as set forth in the 5.875% Indenture. In addition, on or prior to March 15, 2019, we may redeem up to 35% of the 5.875% Notes, using proceeds of certain equity offerings. If we sell certain of our assets or experience specific kinds of changes of control, the holders of the 5.875% Notes may require us to repurchase some or all of the notes. There are no registration rights associated with the 5.875% Notes. The proceeds from the offering of the 5.875% Notes, were used to repay amounts under our revolving credit facility and for other general corporate purposes. We incurred $5.9 million of deferred financing costs in connection with the issuance of the 5.875% Notes.

As discussed in Note 2. Acquisitions, we completed the acquisition of Tennis in March 2016. The acquisition was funded, in part, by a draw on our revolving line of credit which was repaid using the proceeds from the 5.875% Notes discussed above.

Bank Credit Agreement

On July 19, 2016, we entered into an amendment and extension of our bank credit agreement. Pursuant to the amendment, the maturity date applicable to $485.2 million in revolving commitments and $139.5 million of term loan A loans were extended to July 31, 2021. The remaining $153.5 million of outstanding term loan A loans will mature April 9, 2018. In connection with the transaction, we also amended certain pricing terms related to the loans. We incurred approximately $2.6 million of financing costs in connection with the amendment, of which $0.3 million was expensed and the remaining $2.3 million was capitalized as deferred financing cost as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, there was no outstanding balance under our revolving credit facility. As of September 30, 2016, we had $483.3 million borrowing capacity under our revolving credit facility.

4.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. After reviewing developments to date with legal counsel, our management is of the opinion that none of our pending and threatened matters are material. The FCC has undertaken an investigation in response to a complaint it received alleging possible violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries. We cannot predict the outcome of any potential FCC action related to this matter but it is possible that such action could include fines and/or compliance programs.

Changes in the Rules of Television Ownership, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap

In March, 2014, the FCC issued a public notice indicating that it will closely scrutinize any broadcast assignment or transfer application proposing sharing arrangements (such as JSAs, LMAs and other shared services agreements) and contingent interests (such as options). We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to future transactions.  In addition, in August, 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order which left most of the existing multiple ownership rules intact, but amended the rules to provide that, for JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the ad time per week of the other station, the party selling such ad time shall be treated as if it had an attributable ownership interest in the second station.  The order provides that JSAs that existed prior to March 31, 2014, may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. In addition, these "grandfathered" JSAs may be transferred or assigned without losing grandfathering status. These new rules could limit our future ability to create duopolies or other two station operations in certain markets. The revenues of these JSA arrangements we earned were $16.0 million and $11.5 million for the three months ended September 30, 2016 and 2015 and $42.5 million and $34.2 million for the nine months ended September 30, 2016 and 2015, respectively.

In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. With these changes, a television broadcast station is prohibited from negotiating retransmission consent jointly with another television station in the same market unless the “stations are directly or indirectly under common de jure control permitted under the regulations of the Commission.” During a 2015 retransmission consent negotiation, an MVPD filed a complaint with the FCC accusing us of violating this rule. Although we reached agreement with the MVPD and they withdrew their complaint, the FCC undertook its own internal investigation regarding the allegations made by the MVPD and whether we negotiated in good faith as defined by the rules. In order to resolve the issues raised by the investigation described above and all other pending matters before the FCC's Media Bureau (Bureau), the Company, on July 29, 2016, without any admission of liability, entered into a consent decree with the FCC pursuant to which the Bureau agreed (i) to terminate their investigation regarding the retransmission consent negotiations described above as well as any other investigations pending before the Bureau, (ii) to dismiss with prejudice or deny any outstanding adversarial pleadings against the Company pending before the Bureau, (iii) to cancel outstanding forfeiture orders issued by the Bureau relating to the Company, and (iv) to grant all of the Company’s pending license renewals, subject to a payment by the Company to the United States Treasury in the amount of $9.5 million which was paid in September 2016. In addition, pursuant to the terms of the consent decree, the Company agreed to be subject to ongoing compliance monitoring by the FCC for a period of 36 months.

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

On September 6, 2016, the FCC released an order eliminating the UHF discount. The UHF discount allowed television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 28 of the stations we own and operate, or to which we provide programming services are UHF. As a result of the elimination of the UHF discount, counting all our present stations and pending transactions, we reach over 37% of U.S. households. The changes to the national ownership cap could limit our future ability to make television station acquisitions.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (Numerator)
Net Income	$52,033	$44,034	$128,262	$115,269
Net income attributable to noncontrolling interests	(1,188)	(779)	(3,858)	(1,945)
Numerator for diluted earnings per common share available to common shareholders	$50,845	$43,255	$124,404	$113,324

Shares (Denominator)
Weighted-average common shares outstanding	93,948	95,002	94,595	95,146
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	818	690	870	691
Weighted-average common and common equivalent shares outstanding	94,766	95,692	95,465	95,837

There were 525,000 shares for the three and nine months ended September 30, 2016, and 200,000 shares for the three and nine months ended September 30, 2015 which had an anti-dilutive effect on the equivalent shares outstanding and therefore excluded from the diluted effect above.

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

We had approximately $226.5 million and $226.0 million of intercompany loans between the broadcast segment, other, and corporate as of September 30, 2016 and 2015, respectively.  We had $6.1 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended September 30, 2016 and 2015. We had $18.3 million and $16.9 million in intercompany interest expense for the nine months ended September 30, 2016 and 2015, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended September 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$635,559	$58,276	$—	$693,835
Depreciation of property and equipment	24,195	1,425	266	25,886
Amortization of definite-lived intangible assets and other assets	38,717	9,090	—	47,807
Amortization of program contract costs and net realizable value adjustments	32,441	—	—	32,441
General and administrative overhead expenses	17,530	247	1,275	19,052
Research and development	—	745	—	745
Operating income (loss)	158,666	(3,077)	(1,595)	153,994
Interest expense	1,404	1,664	50,420	53,488
Income from equity and cost method investments	—	611	812	1,423
Assets	4,901,549	825,996	138,643	5,866,188

For the three months ended September 30, 2015	Broadcast	Other	Corporate	Consolidated
Revenue	$525,529	$22,875	$—	$548,404
Depreciation of property and equipment	24,489	708	279	25,476
Amortization of definite-lived intangible assets and other assets	37,601	2,413	—	40,014
Amortization of program contract costs and net realizable value adjustments	29,841	—	—	29,841
General and administrative overhead expenses	14,378	1,087	999	16,464
Research and development	—	4,803	—	4,803
Operating income (loss)	109,231	(7,653)	(1,972)	99,606
Interest expense	—	1,305	47,261	48,566
Income from equity and cost method investments	—	252	—	252

For the nine months ended September 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	1,790,561	148,697	—	1,939,258
Depreciation of property and equipment	69,469	4,063	798	74,330
Amortization of definite-lived intangible assets and other assets	117,038	20,159	—	137,197
Amortization of program contract costs and net realizable value adjustments	96,722	—	—	96,722
General and administrative overhead expenses	50,320	1,075	3,277	54,672
Research and development	—	3,055	—	3,055
Operating income (loss)	402,236	(28,699)	(4,130)	369,407
Interest expense	4,297	4,695	147,827	156,819
Income from equity and cost method investments	—	414	2,375	2,789

For the nine months ended September 30, 2015	Broadcast	Other	Corporate	Consolidated
Revenue	$1,542,943	$64,403	$—	$1,607,346
Depreciation of property and equipment	73,028	2,073	837	75,938
Amortization of definite-lived intangible assets and other assets	112,724	6,715	—	119,439
Amortization of program contract costs and net realizable value adjustments	90,014	—	—	90,014
General and administrative overhead expenses	40,637	2,611	3,437	46,685
Research and development	—	11,555	—	11,555
Operating income (loss)	323,336	(20,498)	(4,345)	298,493
Interest expense	—	3,541	139,337	142,878
Income from equity and cost method investments	—	5,405	—	5,405

7.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million for both the three months ended September 30, 2016 and 2015, and $3.8 million and $3.9 million for nine months ended September 30, 2016 and 2015, respectively.

In September 2015, we were granted authority by the Federal Communications Commission (FCC) to operate an experimental facility in Washington D.C. and Baltimore markets to implement a Single Frequency Network (SFN) using the base elements of the new ATSC 3.0 transmission standard.  In conjunction with this experimental facility, Cunningham Communications, Inc. provides tower space without charge.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders, including a new lease agreement as of February 2016 for the term of thirty months and will be renewed thereafter for successive terms of twelve months. For all leases, we incurred expenses of $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015, and $1.0 million for both the nine months ended September 30, 2016 and 2015, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; and WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, for further discussion of the scope of services provided under these types of arrangements.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5- year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Our applications to acquire these license related assets are pending FCC approval. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $4.7 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of September 30, 2016 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025. We paid Cunningham under these agreements, $2.1 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively and $6.6 million and $7.8 million for nine months ended September 30, 2016 and 2015, respectively.

The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. We earned $1.4 million and $1.5 million from the services we performed for these stations for the three months ended September 30, 2016 and 2015, respectively, and $3.9 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to the Cunningham Stations include $29.4 million and $25.8 million for the three months ended September 30, 2016 and 2015, respectively, and $83.8 million and $74.8 million for the nine months ended September 30, 2016 and 2015, respectively.

During January 2016, Cunningham entered into a promissory note to borrow $19.5 million from us. The note bears interest at a fixed rate of 5.0% per annum (the 5.0% Notes), which is payable quarterly, commencing March 31, 2016. The note matures in January 2021, with additional one year renewal periods upon our approval.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which they have an LMA that expires in April 2019, Cunningham will pay us an initial fee of $0.7 million and $0.2 million annually for master control services plus the cost to maintain and repair the equipment. Also, in August 2016, we entered into an agreement, expiring October 2021, with Cunningham to provide a news share service with their station in Johnstown, PA beginning in October 2016 for an annual fee of $1.0 million per year.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our President and Chief Executive Officer, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, and $0.6 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Additionally, Atlantic Automotive leases office space owned by one of our consolidated real estate ventures in Towson, Maryland. Atlantic Automotive paid $0.3 million in rent during both the three months ended September 30, 2016 and 2015, and $0.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.2 million for both the three months ended September 30, 2016 and 2015, and $0.5 million for both the nine months ended September 30, 2016 and 2015. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.1 million in rent pursuant to the lease for both the three months ended September 30, 2016 and 2015, and $0.2 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Payments for services provided by these three restaurants to us was less than $0.1 million for the three and nine months ended September 30, 2016 and 2015, respectively.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2:
6.375% Senior Unsecured Notes due 2021 (a)	$—	$—	$350,000	$367,325
6.125% Senior Unsecured Notes due 2022	500,000	526,910	500,000	512,500
5.875% Senior Unsecured Notes due 2026 (b)	350,000	364,000	—	—
5.625% Senior Unsecured Notes due 2024	550,000	563,750	550,000	539,000
5.375% Senior Unsecured Notes due 2021	600,000	623,250	600,000	605,658
5.125% Senior Unsecured Notes due 2027 (c)	400,000	392,356	—	—
Term Loan A	282,573	283,280	313,620	308,916
Term Loan B	1,366,117	1,378,636	1,376,007	1,365,461
Debt of variable interest entities	24,069	24,069	26,682	26,682
Debt of other operating divisions	123,599	123,599	120,969	120,969

(a) In August 2016, we redeemed our 6.375% Senior Unsecured Notes due 2021. See Note 3. Notes Payable and Commercial Bank Financing, for additional information.

(b) In March 2016, we issued $350 million in senior unsecured notes, which bear interest at a rate of 5.875% per annum and maturing in 2026. See Note 3. Notes Payable and Commercial Bank Financing, for additional information.

(c) In August 2016, we issued $400 million in senior unsecured notes, which bear interest at a rate of 5.125% per annum and maturing in 2027. See Note 3. Notes Payable and Commercial Bank Financing, for additional information.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of September 30, 2016, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 6.125% Notes, and until they were redeemed, the 6.375% Notes. As of September 30, 2016, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,206.3 million included $4,078.7 million related to STG and its subsidiaries of which SBG guaranteed $4,030.9 million.
 `
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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$81,671	$4,550	$18,324	$—	$104,545
Accounts receivable	—	—	483,686	37,237	(1,261)	519,662
Other current assets	3,371	6,457	132,250	27,434	(3,629)	165,883
Total current assets	3,371	88,128	620,486	82,995	(4,890)	790,090

Property and equipment, net	2,086	17,710	566,633	130,309	(3,650)	713,088

Investment in consolidated subsidiaries	483,523	3,696,504	4,180	—	(4,184,207)	—
Goodwill	—	—	1,985,299	4,279	—	1,989,578
Indefinite-lived intangible assets	—	—	137,416	15,709	—	153,125
Definite-lived intangible assets	—	—	1,816,553	227,351	(60,578)	1,983,326
Other long-term assets	52,116	782,850	105,247	160,180	(863,412)	236,981
Total assets	$541,096	$4,585,192	$5,235,814	$620,823	$(5,116,737)	$5,866,188

Accounts payable and accrued liabilities	$102	$55,484	$211,362	$28,427	$(4,162)	$291,213
Current portion of long-term debt	—	55,500	1,803	107,935	—	165,238
Current portion of affiliate long-term debt	1,804	—	1,569	2,258	(2,032)	3,599
Other current liabilities	—	—	123,020	16,675	—	139,695
Total current liabilities	1,906	110,984	337,754	155,295	(6,194)	599,745

Long-term debt	—	3,951,479	31,521	39,437	—	4,022,437
Affiliate long-term debt	479	—	12,977	384,174	(382,594)	15,036
Other liabilities	22,196	31,612	1,173,805	177,155	(662,464)	742,304
Total liabilities	24,581	4,094,075	1,556,057	756,061	(1,051,252)	5,379,522

Total Sinclair Broadcast Group equity (deficit)	516,515	491,117	3,679,757	(101,024)	(4,069,849)	516,516
Noncontrolling interests in consolidated subsidiaries	—	—	—	(34,214)	4,364	(29,850)
Total liabilities and equity (deficit)	$541,096	$4,585,192	$5,235,814	$620,823	$(5,116,737)	$5,866,188

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$115,771	$235	$33,966	$—	$149,972
Accounts receivable	—	1,775	390,142	33,949	(1,258)	424,608
Other current assets	3,648	5,172	99,118	23,278	(4,033)	127,183
Total current assets	3,648	122,718	489,495	91,193	(5,291)	701,763

Property and equipment, net	2,884	20,336	559,042	143,667	(8,792)	717,137

Investment in consolidated subsidiaries	497,262	3,430,434	4,179	—	(3,931,875)	—
Goodwill	—	—	1,926,814	4,279	—	1,931,093
Indefinite-lived intangible assets	—	—	114,841	17,624	—	132,465
Definite-lived intangible assets	—	—	1,602,454	206,975	(57,859)	1,751,570
Other long-term assets	52,128	673,915	110,507	140,910	(779,173)	198,287
Total assets	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

Accounts payable and accrued liabilities	$104	$49,428	$179,156	$27,462	$(4,837)	$251,313
Current portion of long-term debt	—	57,640	1,611	106,358	(1,425)	164,184
Current portion of affiliate long-term debt	1,651	—	1,311	456	(252)	3,166
Other current liabilities	—	—	103,627	12,713	—	116,340
Total current liabilities	1,755	107,068	285,705	146,989	(6,514)	535,003

Long-term debt	—	3,594,218	32,743	42,199	—	3,669,160
Affiliate long-term debt	1,857	—	14,240	366,042	(364,289)	17,850
Other liabilities	26,500	28,866	1,060,211	171,102	(576,055)	710,624
Total liabilities	30,112	3,730,152	1,392,899	726,332	(946,858)	4,932,637

Total Sinclair Broadcast Group equity (deficit)	525,810	517,251	3,414,433	(91,703)	(3,839,981)	525,810
Noncontrolling interests in consolidated subsidiaries	—	—	—	(29,981)	3,849	(26,132)
Total liabilities and equity (deficit)	$555,922	$4,247,403	$4,807,332	$604,648	$(4,782,990)	$5,432,315

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$655,778	$63,877	$(25,820)	$693,835

Media program and production expenses	—	—	234,474	33,556	(25,150)	242,880
Selling, general and administrative	1,275	16,969	124,352	3,153	(25)	145,724
Depreciation, amortization and other operating expenses	266	3,257	115,527	32,571	(384)	151,237
Total operating expenses	1,541	20,226	474,353	69,280	(25,559)	539,841

Operating (loss) income	(1,541)	(20,226)	181,425	(5,403)	(261)	153,994

Equity in earnings of consolidated subsidiaries	51,113	114,060	51	—	(165,224)	—
Interest expense	(56)	(50,364)	(1,117)	(8,256)	6,305	(53,488)
Loss from extinguishment of debt	—	(23,699)	—	—	—	(23,699)
Other income (expense)	1,157	469	(27)	613	—	2,212
Total other income (expense)	52,214	40,466	(1,093)	(7,643)	(158,919)	(74,975)

Income tax benefit (provision)	172	34,334	(64,535)	3,043	—	(26,986)
Net income (loss)	50,845	54,574	115,797	(10,003)	(159,180)	52,033
Net income attributable to the noncontrolling interests	—	—	—	(1,180)	(8)	(1,188)
Net income (loss) attributable to Sinclair Broadcast Group	$50,845	$54,574	$115,797	$(11,183)	$(159,188)	$50,845
Comprehensive income (loss)	$50,845	$54,574	$115,797	$(10,003)	$(159,180)	$52,033

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$515,097	$53,845	$(20,538)	$548,404

Media program and production expenses	—	—	185,371	20,272	(18,470)	187,173
Selling, general and administrative	930	14,386	102,984	3,819	(33)	122,086
Depreciation, amortization and other operating expenses	266	1,040	105,427	34,336	(1,530)	139,539
Total operating expenses	1,196	15,426	393,782	58,427	(20,033)	448,798

Operating (loss) income	(1,196)	(15,426)	121,315	(4,582)	(505)	99,606

Equity in earnings of consolidated subsidiaries	43,480	88,687	100	—	(132,267)	—
Interest expense	(93)	(45,784)	(1,140)	(7,721)	6,172	(48,566)
Other income (expense)	957	(407)	3	(349)	—	204
Total other income (expense)	44,344	42,496	(1,037)	(8,070)	(126,095)	(48,362)

Income tax benefit (provision)	107	20,235	(30,126)	2,574	—	(7,210)
Net income (loss)	43,255	47,305	90,152	(10,078)	(126,600)	44,034
Net income attributable to the noncontrolling interests	—	—	—	(799)	20	(779)
Net income (loss) attributable to Sinclair Broadcast Group	$43,255	$47,305	$90,152	$(10,877)	$(126,580)	$43,255
Comprehensive income (loss)	$44,044	$47,315	$90,152	$(10,078)	$(127,389)	$44,044

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,828,407	$178,164	$(67,313)	$1,939,258

Media program and production expenses	—	—	679,337	88,378	(65,338)	702,377
Selling, general and administrative	3,277	53,189	360,793	7,641	(59)	424,841
Depreciation, amortization and other operating expenses	798	5,666	340,974	96,560	(1,365)	442,633
Total operating expenses	4,075	58,855	1,381,104	192,579	(66,762)	1,569,851

Operating (loss) income	(4,075)	(58,855)	447,303	(14,415)	(551)	369,407

Equity in earnings of consolidated subsidiaries	124,536	289,593	170	—	(414,299)	—
Interest expense	(192)	(147,635)	(3,417)	(24,258)	18,683	(156,819)
Loss from the extinguishment of debt	—	(23,699)	—	—	—	(23,699)
Other income	3,386	736	583	439	—	5,144
Total other income (expense)	127,730	118,995	(2,664)	(23,819)	(395,616)	(175,374)

Income tax benefit (provision)	749	75,470	(150,436)	8,446	—	(65,771)
Net income (loss)	124,404	135,610	294,203	(29,788)	(396,167)	128,262
Net income attributable to the noncontrolling interests	—	—	—	(3,341)	(517)	(3,858)
Net income (loss) attributable to Sinclair Broadcast Group	$124,404	$135,610	$294,203	$(33,129)	$(396,684)	$124,404
Comprehensive income (loss)	$124,404	$135,610	$294,203	$(29,788)	$(396,167)	$128,262

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,514,173	$153,757	$(60,584)	$1,607,346

Media program and production expenses	—	—	535,098	61,949	(56,493)	540,554
Selling, general and administrative	3,432	40,598	302,962	10,919	(138)	357,773
Depreciation, amortization and other operating expenses	799	2,624	316,934	92,667	(2,498)	410,526
Total operating expenses	4,231	43,222	1,154,994	165,535	(59,129)	1,308,853

Operating (loss) income	(4,231)	(43,222)	359,179	(11,778)	(1,455)	298,493

Equity in earnings of consolidated subsidiaries	114,176	238,635	—	—	(352,811)	—
Interest expense	(301)	(134,626)	(3,481)	(21,898)	17,428	(142,878)
Other income (expense)	3,250	(116)	269	3,222	—	6,625
Total other income (expense)	117,125	103,893	(3,212)	(18,676)	(335,383)	(136,253)

Income tax benefit (provision)	430	60,435	(113,403)	5,567	—	(46,971)
Net income (loss)	113,324	121,106	242,564	(24,887)	(336,838)	115,269
Net income attributable to the noncontrolling interests	—	—	—	(1,999)	54	(1,945)
Net income (loss) attributable to Sinclair Broadcast Group	$113,324	$121,106	$242,564	$(26,886)	$(336,784)	$113,324
Comprehensive income (loss)	$115,447	$121,132	$242,713	$(24,885)	$(338,960)	$115,447

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(4,060)	$(152,724)	$451,804	$17,138	$18,102	$330,260
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7)	(3,626)	(61,758)	(3,842)	632	(68,601)
Acquisition of businesses, net of cash acquired	—	—	(415,481)	(10,375)	—	(425,856)
Purchase of alarm monitoring contracts	—	—	—	(29,143)	—	(29,143)
Proceeds from sale of assets	—	—	7,263	9,133	—	16,396
Investments in equity and cost method investees	(2,945)	(10,840)	(34)	(20,405)	—	(34,224)
Loans to affiliates	—	(19,500)	—	—	—	(19,500)
Other, net	1,714	(1,828)	(86)	3,601	—	3,401
Net cash flows (used in) from investing activities	(1,238)	(35,794)	(470,096)	(51,031)	632	(557,527)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing	—	995,000	—	16,312	—	1,011,312
Repayments of notes payable, commercial bank financing and capital leases	—	(636,547)	(1,171)	(16,269)	—	(653,987)
Dividends paid on Class A and Class B Common Stock	(49,667)	—	—	—	—	(49,667)
Repurchase of outstanding Class A Common Stock	(101,164)	—	—	—	—	(101,164)
Increase (decrease) in intercompany payables	158,574	(189,022)	22,603	26,764	(18,919)	—
Other, net	(2,445)	(15,013)	1,175	(8,556)	185	(24,654)
Net cash flows from (used in) financing activities	5,298	154,418	22,607	18,251	(18,734)	181,840

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(34,100)	4,315	(15,642)	—	(45,427)
CASH AND CASH EQUIVALENTS, beginning of period	—	115,771	235	33,966	—	149,972
CASH AND CASH EQUIVALENTS, end of period	$—	$81,671	$4,550	$18,324	$—	$104,545

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(6,476)	$(66,929)	$390,101	$(21,156)	$18,181	$313,721
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(7,687)	(64,693)	(1,603)	1,507	(72,476)
Payments for acquisition of television stations	—	—	(15,514)	—	—	(15,514)
Purchase of alarm monitoring contracts	—	—	—	(31,340)	—	(31,340)
Proceeds from sale of assets	—	—	23,650	—	—	23,650
Investments in equity and cost method investees	—	(7,486)	(27)	(35,555)	—	(43,068)
Other, net	3,776	539	530	6,370	—	11,215
Net cash flows (used in) from investing activities	3,776	(14,634)	(56,054)	(62,128)	1,507	(127,533)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	349,559	—	29,922	—	379,481
Repayments of notes payable, commercial bank financing and capital leases	(473)	(370,011)	(937)	(3,683)	—	(375,104)
Dividends paid on Class A and Class B Common Stock	(47,104)	—	—	—	—	(47,104)
Repurchase of outstanding Class A Common Stock	(28,823)	—	—	—	—	(28,823)
Increase (decrease) in intercompany payables	82,410	200,108	(335,447)	72,757	(19,828)	—
Other, net	(3,310)	(3,491)	847	(7,117)	140	(12,931)
Net cash flows (used in) from financing activities	2,700	176,165	(335,537)	91,879	(19,688)	(84,481)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	94,602	(1,490)	8,595	—	101,707
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$97,996	$259	$21,134	$—	$119,389

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

Industry risks

•	the conditions of our advertisers particularly in the automotive, service, and political categories;

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

•	the effects of decreases in subscribers of MVPDs whom which we receive retransmission revenue;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting; and

•	the impact of MVPDs offering “skinny” programming bundles that may not include television broadcast stations.

Risks specific to us

•	the effectiveness of our management;

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

•
the successful execution of our program development and multi-channel broadcasting initiatives including, but not limited to, American Sports Network (ASN), COMET, and other original programming, and mobile DTV; and

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Statement of Operations Data:
Media revenues (a)	$635,269	$498,167	$1,772,860	$1,466,088
Revenues realized from station barter arrangements	32,061	28,618	92,574	79,950
Other non-media revenues	26,505	21,619	73,824	61,308
Total revenues	693,835	548,404	1,939,258	1,607,346

Media production expenses	242,880	187,173	702,377	540,554
Media selling, general and administrative expenses	126,672	105,622	370,169	311,088
Expenses realized from barter arrangements	27,181	23,105	79,365	66,898
Depreciation and amortization expenses (b)	106,134	95,331	308,249	285,391
Other non-media expenses	20,488	16,555	57,946	46,988
Corporate general and administrative expenses	19,052	16,464	54,672	46,685
Research and development expenses	745	4,803	3,055	11,555
Gain on asset dispositions	(3,311)	(255)	(5,982)	(306)
Operating income	153,994	99,606	369,407	298,493

Interest expense and amortization of debt discount and deferred financing costs	(53,488)	(48,566)	(156,819)	(142,878)
Loss from extinguishment of debt	(23,699)	—	(23,699)	—
Income from equity and cost method investees	1,423	252	2,789	5,405
Other income (expense), net	789	(48)	2,355	1,220
Income before income taxes	79,019	51,244	194,033	162,240
Income tax provision	(26,986)	(7,210)	(65,771)	(46,971)
Net income	52,033	44,034	128,262	115,269
Net income attributable to the noncontrolling interests	(1,188)	(779)	(3,858)	(1,945)
Net income attributable to Sinclair Broadcast Group	$50,845	$43,255	$124,404	$113,324

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.54	$0.46	$1.32	$1.19
Diluted earnings per share	$0.54	$0.45	$1.30	$1.18

Balance Sheet Data:	September 30, 2016	December 31, 2015
Cash and cash equivalents	$104,545	$149,972
Total assets	$5,866,188	$5,432,315
Total debt (c)	$4,206,310	$3,854,360
Total equity	$486,666	$499,678

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

Executive Overview — financial events during the three months ended September 30, 2016 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2016 and 2015, including comparisons between quarters and expectations for the three months ended December 31, 2016.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three and nine months ended September 30, 2016.

EXECUTIVE OVERVIEW

Third Quarter 2016 Events

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

•
In July 2016, we entered into a Consent Decree with the FCC resolving a number of previously disclosed matters relating to certain content broadcast on our stations, technical issues relating to LMAs, and the FCC's rule regarding retransmission consent negotiations. The FCC dismissed all pending claims against us with the Media Bureau and issued renewals for 90 television stations. In September 2016, as part of the settlement we paid of $9.5 million which was accrued as of June 30, 2016.

•
In July 2016, we entered into agreements with FOX for the renewal of FOX affiliations in five markets. The FOX affiliations were also renewed in three markets by the licensees of stations that we provide sales and other services to under joint sales agreements.

•	In August 2016, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on September 15, 2016 to the holders of record at the close of business on September 1, 2016.

•	In August 2016, we signed a multi-year retransmission consent agreement with Comcast Cable for carriage of our broadcast television stations.

•	In August 2016, we sponsored the 2016 National Association of Black Journalists and National Association of Hispanic Journalists convention, held in Washington, D.C.

•
In August 2016, we issued $400 million in senior unsecured notes, which bear interest at a rate of 5.125% per annum and mature on February 15, 2027. The proceeds were used to redeem $350 million in senior unsecured notes due in 2021 and for general corporate purposes. As of September 30, 2016, we had $154.3 million of capacity to repurchase our stock.

•	In September 2016, the Board of Directors approved an additional $150.0 million share repurchase authorization to be accessed once the existing authorization is exhausted.

•	In September 2016, the Tennis Channel signed an eight-year rights agreement with the Volvo Car Open in Charleston, S.C., one of the largest women's-only tennis tournaments in the world.

•
In September 2016, we showcased responsible drone reporting at a Capitol Hill science and technology fair aimed to educate Members of Congress and their staff on the uses of this innovative advancement in aeronautics.

•
For the three months ended September 30, 2016, we purchased approximately 3.2 million shares of Class A Common Stock for $90.0 million. For the nine months ended September 30, 2016, we purchased approximately 3.6 million shares of Class A Common Stock for $101.2 million. As of September 30, 2016, the total remaining authorization was $154.3 million. In October and November 2016, we repurchased an additional 1.1 million shares of Class A Common Stock for $31.1 million.

Other Events

•
In November 2016, we announced the following executive promotions and changes which will become effective January 1, 2017: David Smith from Chairman, President & Chief Executive Officer to Executive Chairman; Christopher Ripley from Chief Financial Officer to President & Chief Executive Officer; and Lucy Rutishauser from SVP Corporate Finance & Treasurer to SVP Chief Financial Officer & Treasurer.

•	In November 2016, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on December 15, 2016 to the holders of record at the close of business of December 1, 2016.

RESULTS OF OPERATIONS

The results of the businesses acquired during 2015 and 2016 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions in our consolidated financial statements for further discussion of acquisitions. Additionally, any references to the first, second or fourth quarters are to the three months ended March 31, June 30, and December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast”, that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Media revenues (a)	$635.3	$498.2	$1,772.9	$1,466.1
Revenues realized from station barter arrangements	32.1	28.6	92.6	80.0
Other non-media revenues	26.5	21.6	73.8	61.3
Total revenues	693.9	548.4	1,939.3	1,607.4
Media production expenses (a)	242.9	187.2	702.4	540.6
Media selling, general and administrative expenses (a)	126.7	105.7	370.2	311.1
Expenses recognized from station barter arrangements	27.2	23.1	79.4	66.9
Depreciation and amortization	106.1	95.3	308.2	285.4
Other non-media expenses	20.5	16.6	57.9	47.0
Corporate general and administrative expenses	19.1	16.4	54.7	46.7
Research and development	0.7	4.8	3.1	11.5
Gain on asset dispositions	(3.3)	(0.3)	(6.0)	(0.3)
Operating income	$154.0	$99.6	$369.4	$298.5
Net income attributable to Sinclair Broadcast Group	$50.8	$43.3	$124.4	$113.3

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

BROADCAST SEGMENT

Revenue

The following table presents our media revenues, net of agency commissions, for our broadcast segment for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Local revenues:
Non-political	$469.6	$403.9	16.3%	$1,350.8	$1,192.6	13.3%
Political	3.7	3.2	(b)	11.4	5.4	(b)
Total local	473.3	407.1	16.3%	1,362.2	1,198.0	13.7%
National revenues (a):
Non-political	89.7	85.2	5.3%	264.4	256.4	3.1%
Political	41.3	4.7	(b)	74.7	8.7	(b)
Total national	131.0	89.9	45.7%	339.1	265.1	27.9%
Total broadcast segment media revenues	$604.3	$497.0	21.6%	$1,701.3	$1,463.1	16.3%

(a)        National revenue relates to advertising sales sourced from our national representation firm.

(b)        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Media revenues.  Media revenues increased $107.3 million when comparing the three months ended September 30, 2016 to the same period in 2015 and increased $238.2 million for the nine months ended September 30, 2016 compared to the same period in 2015. The stations acquired after September 30, 2015, net of dispositions, contributed an increase of $9.0 million and $18.9 million for the three and nine months ended September 30, 2016, respectively. The remaining increase was primarily related to an increase in political net time sales as 2016 is a presidential election year, and an increase in retransmission and digital revenues. For the three months ended September 30, 2016, the services, food-grocery, entertainment, home products, medical, pharmaceutical/cosmetics, and media sectors increased year over year. These increases were offset by lower revenues in the telecommunications, schools, paid programming, and fast food sectors. For the nine months ended September 30, 2016, the services, direct response, entertainment, home product, automotive, furniture, food-grocery, pharmaceutical/cosmetics, and medical sectors. These increases were offset by lower revenues in the schools, telecommunications, internet, paid programing, and fast food sectors. Excluding the stations acquired or disposed after September 30, 2015, automotive, which typically is our largest category, represented 23.7% and 25.5% of net time sales for the nine months ended September 30, 2016 and 2015, respectively.

From a network affiliation or program service arrangement perspective, the following table sets forth percentages of our net time sales by affiliate for the periods presented:

	# of channels	Percent of Net Time Sales for the		Net Time Sales Percent Change	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended September 30,			Nine months ended September 30,
		2016	2015		2016	2015
ABC	36	26.1%	28.1%	(2.0)%	27.5%	28.6%	(1.1)%
FOX	54	23.3%	26.1%	(2.8)%	24.3%	25.8%	(1.5)%
CBS	30	18.5%	17.6%	0.9%	19.2%	17.5%	1.7%
NBC	22	16.7%	11.7%	5.0%	13.4%	11.8%	1.6%
CW	43	7.3%	8.1%	(0.8)%	7.6%	8.1%	(0.5)%
MNT	35	6.2%	6.7%	(0.5)%	6.2%	6.7%	(0.5)%
Other (a)	262	1.9%	1.7%	0.2%	1.7%	1.5%	0.2%
Total	482

(a)     We broadcast other programming from the following providers on our channels including: ASN, Antenna TV, Azteca, Bounce Network, COMET, Decades, Estrella TV, Get TV, Grit, Me TV, MundoFox, Retro TV, Telemundo, This TV, News & Weather, Univision and Zuus Country.

Political Revenues. Political revenues increased by $37.1 million and $72 million for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. Political revenues are typically higher in election years such as 2016.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local time sales, retransmission revenues and other local revenues, increased $65.7 million for the three months ended September 30, 2016, when compared to the same period in 2015. The stations acquired after September 30, 2015, net of dispositions, contributed $7.0 million of the increase. The remaining increase was primarily related to an increase in services, automotive, and entertainment as well as an increase in the furniture, media, and food-grocery sectors. These increases were offset by lower revenues in the schools, fast food, paid programming, and direct response sectors.

Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, increased by $158.2 million for the nine months ended September 30, 2016, when compared to the same period in 2015. The stations acquired after September 30, 2015, net of dispositions, contributed $15.4 million of the increase. The remaining increase was primarily related to an increase in services, automotive, entertainment, furniture, food-grocery, and media sectors. These increases were offset by lower revenues in the schools, medical, fast food, paid programming, direct response, pharmaceutical/cosmetics sectors.

National Revenues. Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firms, were up $4.5 million for the three months ended September 30, 2016 when compared to the same period in 2015. The stations acquired after September 30, 2015, net of dispositions, contributed $0.9 million of the increase. The remaining increase primarily related to an increase in the direct response, medical, food-grocery, pharmaceutical/cosmetics, home products, and school sectors. These increases were offset by lower revenues in the telecommunications and automotive sectors.

Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firms, were up $8.0 million for the nine months ended 2016 when compared to the same period in 2015. The stations acquired after September 30, 2015, net of dispositions, contributed $1.8 million of the increase. The remaining increase primarily related to an increase in direct response, medical, pharmaceutical/cosmetics, home products, and fast food. These increases were offset by lower revenues in the telecommunications, automotive, internet, media, and services sectors.

Expenses

The following table presents our significant operating expense categories for our broadcast segment for the periods presented (in millions):

	Three months ended September 30,		Percent Change (Increase/(Decrease))	Nine months ended September 30,		Percent Change (Increase/(Decrease))
	2016	2015		2016	2015
Media production expenses	$222.7	$183.2	21.6%	$639.2	$528.7	20.9%
Media selling, general and administrative expenses	$116.8	$104.0	12.3%	$344.2	$308.0	11.8%
Amortization of program contract costs and net realizable value adjustments	$32.4	$29.8	8.7%	$96.7	$90.0	7.4%
Corporate general and administrative expenses	$17.5	$14.4	21.5%	$50.3	$40.6	23.9%
Depreciation and amortization expenses	$62.9	$62.1	1.3%	$186.5	$185.8	0.4%

Media production expenses.  Media production expenses increased $39.5 million and $110.5 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The acquired stations not included in the same period of 2015, net of dispositions, contributed $3.4 million and $7.4 million of the increase for the three and nine months ended September 30, 2016, respectively. The increase is primarily related to increases in fees pursuant to network affiliation agreements mainly in relation to higher retransmission revenue and further investment in original programming content; an increase in production costs related to sports programming content and expansion of news; an increase in costs related to viewership measurement, and increases in compensation primarily related to standard merit increases.

Media selling, general and administrative expense.  Media selling, general and administrative expenses increased $12.8 million during the three months ended September 30, 2016, compared to the same period in 2015. The acquired stations not included in the same period of 2015, net of dispositions, contributed $2.0 million for the three months. The remaining increase related to an increase in compensation expense for annual merit and bonus increases; an increase in expenses for our digital interactive business as a result of higher revenue; an increase in national sales commissions; and expenses related to the update of core technologies.

Media selling, general and administrative expenses increased $36.2 million during the nine months ended September 30, 2016, compared to the same period in 2015. The acquired stations not included in the same period of 2015, net of dispositions, contributed $4.0 million for the nine months. The remaining increase related to an increase in compensation expense for annual merit and bonus increases; an increase in expenses for our digital interactive business as a result of higher revenue; an increase in national sales commissions; and expenses related to the update of core technologies.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs increased $2.6 million and $6.7 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase is primarily due to higher programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $0.8 million and decreased $0.7 million during the three and nine months ended September 30, 2016. respectively.

OTHER

Media revenues, media production expenses, and media selling, general, and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our non-broadcast digital and internet businesses. We recorded revenue of $31.0 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $71.5 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively. The year over year increase for both the three and nine months is primarily related to recently acquired Tennis Channel as well as increases in revenue from our science-fiction and sports networks, which began operating in 2015 and 2014, respectively. We recorded expenses of $30.1 million and $5.0 million for the three months ended September 30, 2016 and 2015, respectively, and $89.2 million and $15.0 million for the nine months ended September 30, 2016 and 2015, respectively. Our expenses relate to the programming and production, and general and administrative costs related to the operations of our network, content, and digital and internet businesses. The year over year increases primarily relate to the recently acquired Tennis Channel and general and administrative costs related to the start-up of our original networks and content, production costs of new original programming, and new digital and internet initiatives such as Circa.

Other non-media revenues and expenses:

Investments in real estate ventures. We have controlling interests in certain real estate investments owned by Keyser Capital which we consolidate. Revenues from the investments were $5.8 million and $3.9 million for the three months ended September 30, 2016 and 2015, respectively, and $15.0 million and $10.3 million for the nine months ended September 30, 2016 and 2015, respectively. Expenses, including other non-media expenses, general and administrative, depreciation and amortization and other income and expense items related to these investments in real estate ventures were $4.2 million and $7.2 million for the three months ended September 30, 2016 and 2015, respectively, and $18.6 million and $14.7 million for the nine months ended September 30, 2016 and 2015, respectively. The year over year increase in revenue for both the three and nine month periods are primarily related to the sale of land parcels with real estate development projects. The year over year decrease in expenses for the three month period is due primarily to an increase in the gain on sale of real estate assets included within gain on the disposition of assets in the consolidated statement of operations, income from equity method investments, and partially offset by an increase in costs related to the sale of land parcels with real estate development projects. The increase in expenses year over year for the nine month period is due to the increase in costs related the sale of land parcels with real estate development projects, equity method investment losses, partially offset by the gain on sale of a real estate assets included within the gain on disposition of assets in the consolidated statement of operations.

Investments in private equity. We have controlling interests in certain private equity investments owned by Keyser Capital, which we consolidate; including Triangle Sign & Service, LLC, a sign designer and fabricator; and Alarm Funding, a regional security alarm operating and bulk acquisition company. Revenues were $17.8 million and $15.9 million for the three months ended September 30, 2016 and 2015, respectively and $49.6 million and $43.2 million for the nine months ended September 30, 2016 and 2015, respectively. Expenses, including other non-media expenses, general and administrative, depreciation and amortization, and other applicable other income and expense items were $16.4 million and $12.9 million for the three months ended September 30, 2016 and 2015, respectively and $43.5 million and $35.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increases in both revenues and expenses for both the three and nine month periods are primarily related to increased transaction volume from our alarm business.

Technical Services. We own certain subsidiaries which service and support broadcast transmitters, and design and manufacture broadcast systems. Revenues from technical services were $2.9 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively. Revenues from technical services were $9.2 million and $8.4 million during the nine months ended September 30, 2016 and 2015, respectively. Excluding research and development costs, expenses including other non-media expenses, general and administrative, depreciation and amortization, and other income and expense items related to technical services were $3.2 million and $2.2 million during the three months ended September 30, 2016 and 2015, respectively, and $10.1 million and $8.6 million during the nine months ended September 30, 2016 and 2015, respectively.

Research and development expenses. Our research and development expenses relate to the costs to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). Research and development costs related were $0.7 million and $4.8 million, for the three months ended September 30, 2016 and 2015, respectively. These costs were $3.1 million and $11.6 million, for the nine months ended September 30, 2016 and 2015, respectively.

Income from Equity and Cost Method Investments. Results of our equity and cost method investments in private equity investments and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations. We recorded income of $0.4 million and a loss of $0.5 million related to our real estate ventures during the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we recorded a loss of $0.1 million and income of $3.0 million, respectively, related to our real estate ventures. For both the three and nine month periods ended September 30, 2016, a $1.7 million gain on the sale of a real estate investment is included income. We recorded income of $1.0 million and $0.8 million related to certain private equity investments during the three months ended September 30, 2016 and 2015, respectively. We recorded income of $2.8 million and $2.3 million related to certain private equity investments during the nine months ended September 30, 2016 and 2015, respectively.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended September 30,		Percent Change (Increase/ (Decrease))	Nine months ended September 30,		Percent Change (Increase/ (Decrease))
	2016	2015		2016	2015
Corporate general and administrative expenses	$1.3	$1.0	30.0%	$3.3	$3.4	(2.9)%
Interest expense	$50.4	$47.3	6.6%	$147.8	$139.3	6.1%
Income tax provision	$(27.0)	$(7.2)	275.0%	$(65.8)	$(47.0)	40.0%

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The explanation that follows combines the corporate general and administrative expenses found in the Broadcast Segment section with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other non-media businesses and investments which are included in our discussion of expenses in the Other section.

Corporate general and administrative expenses combined increased by $3.4 million for the three months ended September 30, 2016, when compared to the same period in 2015. The increase is primarily related to legal costs related to acquisitions, employee insurance claims, and an increase in compensation costs related to merit increases. We expect corporate general and administrative expenses to decrease in the fourth quarter of 2016 compared to third quarter of 2016.

Corporate general and administrative expenses combined increased by $9.6 million for the nine months ended September 30, 2016, when compared to the same period in 2015. The increase is primarily related to legal costs related to acquisitions and an increase in compensation costs related to merit increases.

Loss from extinguishment of debt. During the three and nine months ended September 30, 2016, we recognized a loss from the extinguishment of debt of $23.7 million related to the redemption of our 6.375% Notes in September 2016. See Note 3. Notes Payable and Commercial Bank Financing for further discussion.

 Interest expense.  The explanation that follows combines the interest expense included within the Broadcast Segment with the interest expense found in this section, Corporate and Unallocated Expenses. Interest expense increased during the three and nine months ended September 30, 2016, compared to the same period in 2015 primarily due to the issuance of our 5.875% Notes in March 2016. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three months and nine months ended September 30, 2016 including the effects of the noncontrolling interest was a provision of 34.7% and 34.6%, respectively, as compared to a provision of 14.3% and 29.3% during the same periods in 2015, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, is primarily due to: 1) greater 2015 reduction in liability for unrecognized tax benefits as a result of statute of limitations expiration and 2) greater 2015 benefit resulting from the adjustment to the income tax provision upon finalization of the prior year federal income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had $104.5 million in cash and cash equivalent balances and net working capital of approximately $190.3 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of September 30, 2016, we had $483.3 million of borrowing capacity available on our revolving credit facility.

During August 2016, we issued $400 million in senior unsecured notes, which bear interest at a rate of 5.125% per annum and mature on February 15, 2027. The proceeds from the offering, were used to redeem our 6.375% Notes and for general corporate purposes. See Note 3. Notes Payable and Commercial Bank Financing in our consolidated financial statements for a further discussion.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net cash flows from operating activities	$120.6	$133.5	$330.3	$313.7

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(18.8)	$(25.4)	$(68.6)	$(72.5)
Acquisition of businesses, net of cash acquired	(2.8)	(15.5)	(425.9)	(15.5)
Purchase of alarm monitoring contracts	(7.5)	(14.7)	(29.1)	(31.3)
Proceeds from sale of assets	16.4	18.8	16.4	23.7
Investments in equity and costs method investees	(12.4)	(5.3)	(34.2)	(43.1)
Loans to affiliates	—	—	(19.5)	—
Other	(4.0)	4.4	3.4	11.2
Net cash flows used in investing activities	$(29.1)	$(37.7)	$(557.5)	$(127.5)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$403.8	$14.6	$1,011.3	$379.5
Repayments of notes payable, commercial bank financing and capital leases	(374.4)	(14.6)	(654.0)	(375.1)
Dividends paid on Class A and Class B Common Stock	(16.9)	(15.6)	(49.7)	(47.1)
Repurchase of outstanding Class A Common Stock	(89.9)	(21.0)	(101.2)	(28.8)
Other	(13.3)	(4.4)	(24.7)	(12.9)
Net cash flows (used in) from in financing activities	$(90.7)	$(41.0)	$181.8	$(84.5)

Operating Activities

Net cash flows from operating activities decreased during the three months ended September 30, 2016 compared to the same period in 2015.  This change is primarily due payments to extinguish our 6.375% Notes partially offset by an increase in cash received from customers primarily due to businesses acquired since September 2015.

Net cash flows from operating activities increased during the three and nine months ended September 30, 2016 compared to the same period in 2015.  This change is primarily due to an increase in cash received from customers primarily due to businesses acquired since September 2015, partially offset by payments to extinguish our 6.375% Notes.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended September 30, 2016 compared to the same period in 2015.  This decrease is primarily due to smaller acquisitions in 2016 and lower capital expenditures, partially offset by an increase in investment in cost and equity method investments.

Net cash flows used in investing activities increased during the nine months ended September 30, 2016 compared to the same period in 2015.  This increase is primarily due to the acquisition of Tennis Channel.

In the fourth quarter of 2016, we anticipate capital expenditures to increase from the third quarter of 2016.

Financing Activities

Net cash flows used in financing activities increased during the three months ended September 30, 2016, compared to the same period in 2015, is primarily due the increased repurchases of Class A Common Stock during 2016.

The change in net cash flows from (used in) financing activities for the nine months ended September 30, 2016, compared to the same period in 2015, is primarily due to the proceeds from the 5.875% Notes issued in March 2016.

In November 2016, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

See 5.875% Senior Notes, due 2026 within Note 3. Notes Payable and Commercial Bank Financing for discussion on issuance of 5.875% Notes during the nine months ended September 30, 2016.

See Bank Credit Agreement within Note 3. Notes Payable and Commercial Bank Financing for the amendment of the Bank Credit Agreement in July 2016.

See 5.125% Senior Notes, due 2027 within Note 3. Notes Payable and Commercial Bank Financing for discussion on issuance of 5.125% Notes and the redemption of our 6.375% Notes during the three and nine months ended September 30, 2016.

As of September 30, 2016, there were no other material changes to our contractual cash obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2016.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
07/01/16 – 07/31/16	274,400	29.24	234,400	86.2
08/01/16 – 08/31/16	406,000	28.75	406,000	74.6
09/01/16 – 09/30/16	2,545,101	28.13	2,545,101	154.3

(1)        All repurchases were made in open-market transactions.

(2)        On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008. On March 20, 2014, the Board of Directors authorized a new $150.0 million shares of Class A Common Stock repurchase authorization. In September 2016, the Board of Directors authorized an additional $150.0 million shares of Class A Common Stock repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of September 30, 2016, the total remaining authorization was $154.3 million. In October and November 2016, we repurchased an additional 1.1 million shares of Class A Common Stock with a value of $31.1 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1
Indenture, dated as of August 30, 2016, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee (Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 2, 2016.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2016.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Indenture, dated as of August 30, 2016, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank National Association, as trustee (Incorporated by reference from Registrant's Current Report on Form 8-K filed on September 2, 2016.

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