Form 10-Q
period 2017-03-31
SINCLAIR BROADCAST GROUP INC
filed 2017-05-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 4, 2017
Class A Common Stock	76,973,826
Class B Common Stock	25,670,684

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of March 31, 2017	As of December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$815,700	$259,984
Restricted Cash	3,200	200
Accounts receivable, net of allowance for doubtful accounts of $2,434 and $2,124, respectively	510,079	513,954
Current portion of program contract costs	55,148	83,601
Income taxes receivable	5,500	5,500
Prepaid expenses and other current assets	41,049	36,067
Deferred barter costs	10,134	5,782
Total current assets	1,440,810	905,088
PROGRAM CONTRACT COSTS, less current portion	7,152	8,919
PROPERTY AND EQUIPMENT, net	712,467	717,576
RESTRICTED CASH	1,494	—
GOODWILL	1,998,135	1,990,746
INDEFINITE-LIVED INTANGIBLE ASSETS	157,106	156,306
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,757,280	1,944,403
NOTES RECEIVABLE FROM AFFILIATES	19,500	19,500
OTHER ASSETS	223,379	220,630
Total assets (a)	$6,317,323	$5,963,168
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$245,987	$322,505
Income taxes payable	56,004	23,491
Current portion of notes payable, capital leases and commercial bank financing	64,595	171,131
Current portion of notes and capital leases payable to affiliates	2,477	3,604
Current portion of program contracts payable	87,462	109,702
Deferred barter revenues	10,943	6,040
Total current liabilities	467,468	636,473
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	4,002,553	4,014,932
Notes payable and capital leases to affiliates, less current portion	14,405	14,181
Program contracts payable, less current portion	48,278	53,836
Deferred tax liabilities	605,167	609,317
Other long-term liabilities	82,553	76,493
Total liabilities (a)	5,220,424	5,405,232
COMMITMENTS AND CONTINGENCIES (See Note 4)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 76,934,469 and 64,558,207 shares issued and outstanding, respectively	769	646
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,343,793	843,691
Accumulated deficit	(214,859)	(255,804)
Accumulated other comprehensive loss	(807)	(807)
Total Sinclair Broadcast Group shareholders’ equity	1,129,153	587,983
Noncontrolling interests	(32,254)	(30,047)
Total equity	1,096,899	557,936
Total liabilities and equity	$6,317,323	$5,963,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of March 31, 2017 and December 31, 2016 include total assets of variable interest entities (VIEs) of $130.7 million and $142.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2017 and December 31, 2016 include total liabilities of the VIEs of $34.1 million and $40.9 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Media revenues	$602,486	$531,323
Revenues realized from station barter arrangements	27,570	26,510
Other non-media revenues	19,879	21,056
Total revenues	649,935	578,889
OPERATING EXPENSES:
Media production expenses	258,155	215,877
Media selling, general and administrative expenses	124,721	115,009
Expenses realized from barter arrangements	23,245	22,925
Amortization of program contract costs and net realizable value adjustments	31,019	33,460
Other non-media expenses	17,245	17,697
Depreciation of property and equipment	23,981	24,035
Corporate general and administrative expenses	20,576	21,341
Amortization of definite-lived intangible and other assets	45,554	43,765
Research and development expenses	1,157	1,101
Gain on asset dispositions	(53,347)	(2,660)
Total operating expenses	492,306	492,550
Operating income	157,629	86,339
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(57,318)	(49,415)
Loss from extinguishment of debt	(1,404)	—
(Loss) income from equity investments and cost method investments	(1,321)	423
Other income, net	1,696	462
Total other expense, net	(58,347)	(48,530)
Income before income taxes	99,282	37,809
INCOME TAX PROVISION	(28,579)	(12,180)
NET INCOME	70,703	25,629
Net income attributable to the noncontrolling interests	(13,501)	(1,489)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$57,202	$24,140
Dividends declared per share	$0.180	$0.165
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.62	$0.25
Diluted earnings per share	$0.61	$0.25
Weighted average common shares outstanding	92,630	94,701
Weighted average common and common equivalent shares outstanding	93,692	95,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$70,703	$25,629
Comprehensive income	70,703	25,629
Comprehensive income attributable to the noncontrolling interests	(13,501)	(1,489)
Comprehensive income attributable to Sinclair Broadcast Group	$57,202	$24,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standards	—	—	—	—	431	1,833	—	—	2,264
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(15,675)	—	—	(15,675)
Class A Common Stock issued pursuant to employee benefit plans	279,618	3	—	—	10,506	—	—	—	10,509
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,713)	(2,713)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	206	206
Net income	—	—	—	—	—	24,140	—	1,489	25,629
BALANCE, March 31, 2016	69,072,101	$691	25,928,357	$259	$973,663	$(426,731)	$(834)	$(27,150)	$519,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936
Issuance of common stock, net of issuance costs	12,000,000	120	—	—	487,763	—	—	—	487,883
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(16,257)	—	—	(16,257)
Class A Common Stock issued pursuant to employee benefit plans	376,262	3	—	—	12,339	—	—	—	12,342
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(15,708)	(15,708)
Net income	—	—	—	—	—	57,202	—	13,501	70,703
BALANCE, March 31, 2017	76,934,469	$769	25,670,684	$257	$1,343,793	$(214,859)	$(807)	$(32,254)	$1,096,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$70,703	$25,629
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	23,981	24,035
Amortization of definite-lived intangible and other assets	45,554	43,765
Amortization of program contract costs and net realizable value adjustments	31,019	33,460
Loss on extinguishment of debt, non-cash portion	1,404	—
Stock-based compensation expense	7,571	6,328
Deferred tax benefit	(4,269)	(957)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	1,543	26,918
Increase in prepaid expenses and other current assets	(5,539)	(18,933)
(Decrease) increase in accounts payable and accrued liabilities	(58,945)	10,932
Net change in net income taxes payable/receivable	32,513	9,854
Payments on program contracts payable	(28,600)	(28,615)
Gain on asset dispositions	(53,347)	(2,660)
Other, net	6,054	4,259
Net cash flows from operating activities	69,642	134,015

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,774)	(25,851)
Acquisition of businesses, net of cash acquired	(8,000)	(384,659)
Purchase of alarm monitoring contracts	(5,682)	(7,017)
Proceeds from sale of non-media business	192,149	—
Investments in equity and cost method investees	(3,080)	(19,874)
Loans to affiliates	—	(19,500)
Other, net	546	2,265
Net cash flows from (used in) investing activities	155,159	(454,636)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	163,089	598,850
Repayments of notes payable, commercial bank financing and capital leases	(284,422)	(261,230)
Proceeds from the sale of Class A Common Stock	487,883	—
Dividends paid on Class A and Class B Common Stock	(16,257)	(15,675)
Distributions to noncontrolling interests	(15,708)	(2,513)
Other, net	(3,670)	(7,259)
Net cash flows from financing activities	330,915	312,173
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	555,716	(8,448)
CASH AND CASH EQUIVALENTS, beginning of period	259,984	149,972
CASH AND CASH EQUIVALENTS, end of period	$815,700	$141,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. is a diversified television broadcasting company with national reach and a strong focus on providing high-quality content on our local television stations and digital platforms. The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, and other original programming produced by us. We also distribute our original programming, and owned and operated network affiliates, on other third-party platforms. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

As of March 31, 2017, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 173 stations in 81 markets. These stations broadcast 514 channels, as of March 31, 2017. For the purpose of this report, these 173 stations and 514 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2017 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 7. Related Person Transactions for more information about the arrangements with Cunningham. The net revenues of the stations which we consolidate were $72.5 million and $71.6 million for the three months ended March 31, 2017 and 2016, respectively.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  See Changes in the Rules of Television Ownership, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap within Note 4. Commitments and Contingencies for discussion of recent changes in FCC rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Accounts receivable	17,199	21,879
Other current assets	8,488	12,076
Total current assets	25,687	33,955

PROGRAM CONTRACT COSTS, less current portion	1,762	2,468
PROPERTY AND EQUIPMENT, net	2,679	2,996
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	16,475	16,475
DEFINITE-LIVED INTANGIBLE ASSETS, net	77,286	79,509
OTHER ASSETS	6,832	6,871
Total assets	$130,721	$142,274

LIABILITIES
CURRENT LIABILITIES:
Other current liabilities	$17,362	$18,992

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	18,119	19,449
Program contracts payable, less current portion	12,429	14,353
Other long-term liabilities	9,738	12,921
Total liabilities	$57,648	$65,715

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs and certain outsourcing agreements which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs as of March 31, 2017 and December 31, 2016, which are excluded from liabilities above, were $41.6 million and $40.8 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.5 million for both the years ended March 31, 2017 and December 31, 2016, respectively.  Also excluded from the amounts above are liabilities associated with certain outsourcing agreements and purchase options with certain VIEs totaling $76.8 million and $74.5 million as of March 31, 2017 and December 31, 2016, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of March 31, 2017 and December 31, 2016 are $112.6 million and $117.0 million, respectively, and are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded a loss of $0.3 million and income of $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

In October 2016, the FASB issued new guidance related to the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Currently the recognition of current and deferred income taxes for an intra-entity are prohibited until the asset has been sold to an outside party. This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this guidance during the first quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

In October 2016, the FASB issued new guidance which relates to related party considerations in the variable interest entities assessment.  The new standard is effective for the interim and annual periods beginning after December 15, 2017. We adopted this guidance during the first quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

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

In January 2017, the FASB issued guidance which clarifies the definition of a business with additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard should be applied prospectively and is effective for the interim and annual periods beginning after December 31, 2017. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In January 2017, the FASB issued guidance which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new standard should be applied prospectively and is effective for the interim and annual periods beginning after December 31, 2019. We adopted this guidance during the first quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2017 and 2016 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2017 and 2016, excluding net income attributable to the noncontrolling interests, was less than the statutory rate primarily due to a Domestic Production Activities Deduction benefit, partially offset by a provision for state taxes and non-deductible items.

Equity Offering

On March 15, 2017, we issued and sold 12.0 million shares of Class A Common stock to the public at a price of $42.00 per share. The proceeds from the offering, net of financing costs, were approximately $487.9 million and are intended to fund future potential acquisitions and general corporate purposes.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITION OF ASSETS:

2017 Acquisition. In March 2017, we acquired the assets of Tennis Media Company for $8 million plus an additional $6 million earn-out potential based on certain contingencies. Tennis Media Company owns Tennis magazine and Tennis.com. The transaction was funded with cash on hand.

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

In connection with the acquisition, for the year ended December 31, 2016, we incurred a total of $0.2 million of costs primarily related to legal and other professional services which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations. Net revenues and operating income of Tennis included in our consolidated statements of operations, were $7.6 million and $1.5 million for the three months ended March 31, 2016, respectively, and $31.9 million and $7.2 million for the three months ended March 31, 2017, respectively.

Other 2016 Acquisitions. During the year ended December 31, 2016, we acquired certain television station related assets for an aggregate purchase price of $72.0 million less working capital of $0.1 million. We also exchanged certain broadcast assets which had a carrying value of $23.8 million with another broadcaster for no cash consideration, and recognized a gain on the derecognition of those broadcast assets of $4.4 million, respectively.

Pro Forma Information. The following table sets forth unaudited results of operations, assuming that Tennis, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the acquisition of television station acquisitions discussed above, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

Unaudited
2016
Total revenues	$593,381
Net Income	$24,722
Net Income attributable to Sinclair Broadcast Group	$23,233
Basic earnings per share attributable to Sinclair Broadcast Group	$0.25
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.24

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

Alarm Funding Sale. In March 2017, we sold Alarm Funding Associates LLC (Alarm) for $200.0 million less working capital and transaction costs of $5.0 million. We recognized a gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to noncontrolling interests which is included in the gain on asset dispositions and net income attributable to the noncontrolling interest, respectively, on the consolidated statement of operations.

Pending Acquisitions. In April 2017, we entered into a definitive agreement to purchase the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham Broadcasting Corporation (Cunningham) entered into a definitive agreement to purchase the membership interest of Esteem Broadcasting for an aggregate purchase price of $240 million. Bonten owns 14 television stations in 8 markets and provides services to 4 stations pursuant to the joint sales agreement with Esteem Broadcasting. The transaction is expected to close during the third quarter of 2017, subject to approval of the Federal Communications Commission (FCC) and other customary closing conditions. We expect to fund the purchase price through cash on hand.

In May 2017, we entered into a definitive agreement to acquire the stock of Tribune Media Company (Tribune) for $43.50 per share, for an aggregate purchase price of approximately $3.9 billion, plus the assumption of approximately $2.7 billion in net debt. Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. Tribune owns or operates 42 television stations in 33 markets, cable network WGN America, digital multicast network Antenna TV, minority stakes in the TV Food Network and CareerBuilder, and a variety of real estate assets. Tribune’s stations consists of 14 FOX, 12 CW, 6 CBS, 3 ABC, 2 NBC, 3 MyNetworkTV affiliates and 2 independent stations. The transaction is subject to approval by Tribune’s stockholders, as well as customary closing conditions, including antitrust clearance and approval by the FCC. We expect to fund the purchase price through a combination of cash on hand, fully committed debt financing, and by accessing the capital markets.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On January 3, 2017, we amended our bank credit agreement. We extended the maturity date of the Term Loan B from April 9, 2020 and July 31, 2021 to January 3, 2024. In connection with the extension, we added additional operating flexibility, including a reduction in certain pricing terms related to Term Loan B and our existing revolving credit facility (Revolver) and revisions to certain covenant ratio requirements. The Term Loan B and Revolver bear interest at LIBOR plus 2.25% and 2.00%, respectively. Prior to July 3, 2017, if we repay, refinance, substitute, or replace the Term Loan B, we are subject to a prepayment premium of 1% of the aggregate principal balance of the repayment. We incurred approximately $11.6 million of financing costs in connection with the amendment, of which $3.4 million related to an original issuance discount, $7.7 million was expensed, and $0.5 million was capitalized as a deferred financing cost as of March 31, 2017. Additionally, unamortized deferred financing costs of $1.4 million were written off as loss on extinguishment in the consolidated statement of operations in the first quarter of 2017 related to this amendment. As of March 31, 2017 and December 31, 2016 the Term Loan B balance net of deferred financing costs and debt discounts was $1,352.5 million and $1,353.5 million, respectively.

As of March 31, 2017 and December 31, 2016, there was no outstanding balance under our revolving credit facility. As of March 31, 2017, we had $484.4 million borrowing capacity under our revolving credit facility.

Commitment Letters and Incremental Term B Facility related to Tribune Acquisition

In connection with the pending acquisition of Tribune discussed in Note 2. Acquisitions and Disposition of Assets, we entered into financing commitment letters (Commitment Letters) with certain financial institutions for (i) a seven-year senior secured incremental term loan B facility of up to $4.847 billion (Incremental Term B Facility) and (ii) a one-year senior unsecured term loan bridge facility of up to $785 million (Bridge Facility) and, together with the Incremental Term B Facility, collectively the (Facilities), convertible into a nine-year extended term loan, for purposes of financing a portion of the cash consideration payable under the terms of the Agreement of Plan Merger between Sinclair and Tribune (Merger Agreement) and to pay or redeem certain indebtedness of Tribune and its subsidiaries. The Commitment Letters also contemplate certain amendments to our existing credit agreement, as subsequently amended (Existing Credit Agreement) in connection with the Tribune Acquisition to permit the acquisition and to provide for the Incremental Term B Facility in accordance with the terms of the Existing Credit Agreement. The Commitment Letters also provide for the syndication of an incremental revolving credit loan facility commitment of up to $225 million (Incremental Revolving Commitments) to be provided in accordance with the terms of the Existing Credit Agreement. The provision of the Incremental Revolving Commitments is not a condition of the Incremental Term B Facility or the Bridge Facility.

The Incremental Term Loan B Facility will be subject to representations, warranties and covenants that, subject to certain agreed modifications, will be substantially similar to those in the Existing Credit Agreement. The documentation for the Bridge Facility shall, except as otherwise agreed, be based on and consistent with the indenture governing our 5.125% Senior Notes due 2027 (Existing Borrower Notes), dated as of August 30, 2016, among STG and U.S. Bank National Association, as trustee (5.125% Notes Indenture), and shall in any case, except as expressly agreed, be no less favorable to us than the 5.125% Notes Indenture.

The funding of the Facilities is subject to our compliance with customary terms and conditions precedent as set forth in the Commitment Letters, including, among others, (i) the execution and delivery by us of definitive documentation consistent with the Commitment Letters and (ii) that the acquisition of Tribune shall have been, or substantially simultaneously with the funding under the Facilities shall be, consummated in accordance with the terms of the Merger Agreement without giving effect to any amendments or waivers that are material and adverse to the parties to the Commitment Letters.

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

Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

In 1999, the FCC established a new local television ownership rule which made LMAs attributable.  However, the rule grandfathered LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its subsequent quadrennial reviews.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  Currently, all of our LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the grandfathering of these LMAs, we would have to terminate or modify these LMAs.

In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. With these changes, a television broadcast station is prohibited from negotiating retransmission consent jointly with another television station in the same market unless the “stations are directly or indirectly under common de jure control permitted under the regulations of the Commission.” During a 2015 retransmission consent negotiation, an MVPD filed a complaint with the FCC accusing us of violating this rule. Although we reached agreement with the MVPD, the FCC initiated an investigation. In order to resolve the investigation and all other pending matters before the FCC's Media Bureau (including the grant of all outstanding renewals and dismissal or cancellation of all outstanding adversarial pleadings or forfeitures before the Media Bureau), the Company, on July 29, 2016, without any admission of liability, entered into a consent decree with the FCC pursuant to which the Company paid a fine and agreed to be subject to ongoing compliance monitoring by the FCC for a period of 36 months.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, Chairman Wheeler announced that the FCC would not, at such time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the full Commission will agree to terminate the Rulemaking without action.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (the "Ownership Order") which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable ownership interest in one station sells more than 15% of the advertising time per week of the second station. The Ownership Order also provides that JSAs that existed prior to March 31, 2014, will not be counted as attributable and may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs may be transferred or assigned without terminating the grandfathering status relief. Among other things, the new JSA rule could limit our future ability to create duopolies or other two-station operations in certain markets. We cannot predict whether we will be able to terminate or restructure such arrangements prior to October 1, 2025, on terms that are as advantageous to us as the current arrangements.  The revenues of these JSA arrangements we earned during the three months ended March 31, 2017 and 2016 were $13.1 million and $12.2 million, respectively. The Ownership Order is the subject of an appeal to the U.S. Court of Appeals for the D.C. Circuit and of Petitions for Reconsideration before the FCC. We cannot predict the outcome of that appeal or petitions.

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

On September 6, 2016, the FCC released an order eliminating the UHF discount (the "UHF Discount Order"). The UHF discount allowed television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 28 of the stations we currently own and operate, or to which we provide programming services are UHF. The UHF Discount Order is the subject of an appeal to the U.S. Court of Appeals for the D.C. Circuit and was the subject of a Petition for Reconsideration before the FCC. On April 20, 2017, the FCC acted on the Petition for Reconsideration and adopted an order on Reconsideration which reinstated the UHF Discount, which will become effective June 5, 2017. The Order also announced the FCC's plans to open a rulemaking proceeding later this year to consider whether to modify the national audience reach rule, including the UHF discount. We cannot predict the outcome of that proceeding or if any parties will file an appeal of the order reinstating the UHF discount. With the application of the UHF discount, counting all our present stations, and including the pending Bonten transaction, we would reach approximately 25% of U.S. households (slightly over 39% without the application of the discount). With the pending Tribune transaction, absent divestitures, we would exceed the 39% cap, even with the application of the UHF discount. Changes to the national ownership cap could limit our ability to make television station acquisitions.

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process. On April 13, 2017, the FCC issued a public notice which announced the conclusion of the spectrum auction. Based on the bids accepted by the FCC, we anticipate that we will receive later in 2017 an estimated $313.0 million of gross proceeds from the auction. The results of the auction are not expected to produce any material change in operations of the Company. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We received letters from the FCC in February 2017 notifying us that 93 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We cannot predict whether the fund will be sufficient to reimburse all of our expenses related to the repack.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Income (Numerator)
Net Income	$70,703	$25,629
Net income attributable to noncontrolling interests	(13,501)	(1,489)
Numerator for basic and diluted earnings per common share available to common shareholders	$57,202	$24,140

Shares (Denominator)
Weighted-average common shares outstanding	92,630	94,701
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	1,062	913
Weighted-average common and common equivalent shares outstanding	93,692	95,614

There were no shares for the three months ended March 31, 2017, and 407,479 shares for the three months ended March 31, 2016 which had an anti-dilutive effect on the equivalent shares outstanding and therefore excluded from the diluted effect above.

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

We had approximately $165.8 million and $226.3 million of intercompany loans between the broadcast segment, other, and corporate as of March 31, 2017 and 2016, respectively.  We had $6.0 million and $6.1 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended March 31, 2017 and 2016. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended March 31, 2017	Broadcast	Other		Corporate	Consolidated
Revenue	$592,424	$57,511		$—	$649,935
Depreciation of property and equipment	21,946	1,769		266	23,981
Amortization of definite-lived intangible assets and other assets	38,326	7,228		—	45,554
Amortization of program contract costs and net realizable value adjustments	31,019	—		—	31,019
General and administrative overhead expenses	18,992	288		1,296	20,576
Research and development	—	1,157		—	1,157
Operating income (loss)	114,544	44,649	(a)	(1,564)	157,629
Interest expense	1,366	1,213		54,739	57,318
Income from equity and cost method investments	—	(1,321)		—	(1,321)
Assets	4,744,427	733,887		839,009	6,317,323

(a) - Includes gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to noncontrolling interests. See Note 2. Acquisitions and Disposition of Assets.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.4 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders, including a new lease agreement as of February 2016 for the term of thirty months and will be renewed thereafter for successive terms of twelve months. For all leases, we incurred expenses of $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5- year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $4.7 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of March 31, 2017 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and a purchase option to acquire for $0.2 million. We paid Cunningham under these agreements, $4.4 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. We earned $1.4 million from the services we performed for these stations for both the three months ended March 31, 2017 and 2016, respectively.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to the Cunningham Stations include $26.2 million and $27.5 million for the three months ended March 31, 2017 and 2016, respectively.

During January 2016, Cunningham entered into a promissory note to borrow $19.5 million from us. The note bears interest at a fixed rate of 5.0% per annum (the 5.0% Notes), which is payable quarterly, commencing March 31, 2016. The note matures in January 2021, with additional one year renewal periods upon our approval.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which they have a time brokerage agreement that expires in April 2019. Under the agreement, Cunningham will pay us an initial fee of $0.7 million and $0.2 million annually for master control services plus the cost to maintain and repair the equipment. Also, in August 2016, we entered into an agreement, expiring October 2021, with Cunningham to provide a news share service with their station in Johnstown, PA beginning in October 2016 for an annual fee of $1.0 million per year.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.1 million for both the three months ended March 31, 2017 and 2016, respectively.  Additionally, Atlantic Automotive leases office space owned by one of our consolidated real estate ventures in Towson, Maryland. Atlantic Automotive paid $0.3 million and $0.4 million in rent during the three months ended March 31, 2017 and 2016, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David D. Smith to lease restaurant space. There are leases for three restaurants in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.1 million for both the three months ended March 31, 2017 and 2016, respectively. There is also one lease for a restaurant in a building owned by one of our real estate ventures, accounted for under the equity method, in Towson, MD.  This investment received $0.1 million in rent pursuant to the lease for both the three months ended March 31, 2017 and 2016, respectively.

Payments for services provided by these three restaurants to us was less than $0.1 million and zero for the three months ended March 31, 2017 and 2016, respectively.

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

The fair value of our notes payable, capital leases, and commercial bank financing are considered Level 2 measurements within the fair value hierarchy. The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
6.125% Senior Unsecured Notes due 2022	500,000	523,545	500,000	521,240
5.875% Senior Unsecured Notes due 2026	350,000	359,114	350,000	351,456
5.625% Senior Unsecured Notes due 2024	550,000	559,157	550,000	562,755
5.375% Senior Unsecured Notes due 2021	600,000	617,790	600,000	617,892
5.125% Senior Unsecured Notes due 2027	400,000	388,136	400,000	382,028
Term Loan A	261,823	261,823	272,198	271,517
Term Loan B	1,366,575	1,368,283	1,365,625	1,364,841
Debt of variable interest entities	22,327	22,327	23,198	23,198
Debt of other operating divisions	28,069	28,069	135,211	135,211

(a) Amounts are carried net of debt discount and deferred financing cost, which are excluded in the above table, of $44.4 million as of March 31, 2017 and $43.4 million as of December 31, 2016.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of March 31, 2017, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 6.125% Notes, and 5.125% Notes, and until they were redeemed, the 6.375% Notes. As of March 31, 2017, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,084.0 million included $4,054.4 million related to STG and its subsidiaries of which SBG guaranteed $4,006.5 million.

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$783,197	$11,043	$21,460	$—	$815,700
Accounts receivable	—	—	484,056	27,281	(1,258)	510,079
Other current assets	3,318	5,812	91,411	28,614	(14,124)	115,031
Total current assets	3,318	789,009	586,510	77,355	(15,382)	1,440,810

Property and equipment, net	1,554	21,293	564,364	128,518	(3,262)	712,467

Investment in consolidated subsidiaries	1,096,840	3,572,811	4,179	—	(4,673,830)	—
Goodwill	—	—	1,994,268	3,867	—	1,998,135
Indefinite-lived intangible assets	—	—	141,397	15,709	—	157,106
Definite-lived intangible assets	—	—	1,733,711	81,324	(57,755)	1,757,280
Other long-term assets	41,842	788,830	107,921	168,648	(855,716)	251,525
Total assets	$1,143,554	$5,171,943	$5,132,350	$475,421	$(5,605,945)	$6,317,323

Accounts payable and accrued liabilities	$99	$59,521	$175,775	$25,518	$(14,926)	$245,987
Current portion of long-term debt	—	55,201	2,062	7,332	—	64,595
Current portion of affiliate long-term debt	1,407	—	828	673	(431)	2,477
Other current liabilities	—	—	144,357	11,635	(1,583)	154,409
Total current liabilities	1,506	114,722	323,022	45,158	(16,940)	467,468

Long-term debt	—	3,929,497	30,351	42,705	—	4,002,553
Affiliate long-term debt	—	—	12,951	335,303	(333,849)	14,405
Other liabilities	12,896	34,210	1,192,413	190,441	(693,962)	735,998
Total liabilities	14,402	4,078,429	1,558,737	613,607	(1,044,751)	5,220,424

Total Sinclair Broadcast Group equity (deficit)	1,129,152	1,093,514	3,573,613	(101,554)	(4,565,572)	1,129,153
Noncontrolling interests in consolidated subsidiaries	—	—	—	(36,632)	4,378	(32,254)
Total liabilities and equity (deficit)	$1,143,554	$5,171,943	$5,132,350	$475,421	$(5,605,945)	$6,317,323

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$232,297	$10,675	$17,012	$—	$259,984
Accounts receivable	—	—	478,190	37,024	(1,260)	513,954
Other current assets	5,561	3,143	124,313	25,406	(27,273)	131,150
Total current assets	5,561	235,440	613,178	79,442	(28,533)	905,088

Property and equipment, net	1,820	17,925	570,289	131,326	(3,784)	717,576

Investment in consolidated subsidiaries	551,250	3,614,605	4,179	—	(4,170,034)	—
Goodwill	—	—	1,986,467	4,279	—	1,990,746
Indefinite-lived intangible assets	—	—	140,597	15,709	—	156,306
Definite-lived intangible assets	—	—	1,770,512	233,368	(59,477)	1,944,403
Other long-term assets	$46,586	$819,506	$103,808	$169,817	$(890,668)	$249,049
Total assets	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

Accounts payable and accrued liabilities	$100	$69,118	$225,645	$48,815	$(21,173)	$322,505
Current portion of long-term debt	—	55,501	1,851	113,779	—	171,131
Current portion of affiliate long-term debt	1,857	—	1,514	2,336	(2,103)	3,604
Other current liabilities	—	—	127,967	13,590	(2,324)	139,233
Total current liabilities	1,957	124,619	356,977	178,520	(25,600)	636,473

Long-term debt	—	3,939,463	31,014	44,455	—	4,014,932
Affiliate long-term debt	—	—	12,663	396,957	(395,439)	14,181
Other liabilities	15,277	31,817	1,190,717	183,418	(681,583)	739,646
Total liabilities	17,234	4,095,899	1,591,371	803,350	(1,102,622)	5,405,232

Total Sinclair Broadcast Group equity (deficit)	587,983	591,577	3,597,659	(134,991)	(4,054,245)	587,983
Noncontrolling interests in consolidated subsidiaries	—	—	—	(34,418)	4,371	(30,047)
Total liabilities and equity (deficit)	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$615,709	$53,386	$(19,160)	$649,935

Media program and production expenses	—	—	248,205	28,444	(18,494)	258,155
Selling, general and administrative	1,296	18,958	122,435	2,633	(25)	145,297
Depreciation, amortization and other operating expenses	266	1,725	111,228	(23,920)	(445)	88,854
Total operating expenses	1,562	20,683	481,868	7,157	(18,964)	492,306

Operating (loss) income	(1,562)	(20,683)	133,841	46,229	(196)	157,629

Equity in earnings of consolidated subsidiaries	58,189	87,805	50	—	(146,044)	—
Interest expense	(36)	(54,704)	(1,119)	(7,623)	6,164	(57,318)
Other income (expense)	101	799	496	(1,021)	—	375
Loss from extinguishment of debt	—	(1,404)	—	—	—	(1,404)
Total other income (expense)	58,254	32,496	(573)	(8,644)	(139,880)	(58,347)

Income tax benefit (provision)	510	25,106	(44,229)	(9,966)	—	(28,579)
Net income (loss)	57,202	36,919	89,039	27,619	(140,076)	70,703
Net income attributable to the noncontrolling interests	—	—	—	(13,494)	(7)	(13,501)
Net income (loss) attributable to Sinclair Broadcast Group	$57,202	$36,919	$89,039	$14,125	$(140,083)	$57,202
Comprehensive income (loss)	$57,202	$36,919	$89,039	$27,619	$(140,076)	$70,703

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$545,113	$52,250	$(18,474)	$578,889

Media program and production expenses	—	—	209,725	24,381	(18,229)	215,877
Selling, general and administrative	1,002	22,099	111,107	2,162	(20)	136,350
Depreciation, amortization and other operating expenses	266	1,190	108,478	30,855	(466)	140,323
Total operating expenses	1,268	23,289	429,310	57,398	(18,715)	492,550

Operating (loss) income	(1,268)	(23,289)	115,803	(5,148)	241	86,339

Equity in earnings of consolidated subsidiaries	24,287	74,855	50	—	(99,192)	—
Interest expense	(94)	(46,363)	(1,202)	(7,897)	6,141	(49,415)
Other income (expense)	1,142	118	(11)	(364)	—	885
Total other income (expense)	25,335	28,610	(1,163)	(8,261)	(93,051)	(48,530)

Income tax benefit (provision)	73	23,103	(38,180)	2,824	—	(12,180)
Net income (loss)	24,140	28,424	76,460	(10,585)	(92,810)	25,629
Net income attributable to the noncontrolling interests	—	—	—	(899)	(590)	(1,489)
Net income (loss) attributable to Sinclair Broadcast Group	$24,140	$28,424	$76,460	$(11,484)	$(93,400)	$24,140
Comprehensive income (loss)	$24,140	$28,424	$76,460	$(10,585)	$(92,810)	$25,629

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$1,126	$(44,685)	$127,520	$(13,853)	$(466)	$69,642
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(50)	(3,259)	(16,840)	(806)	181	(20,774)
Acquisition of businesses, net of cash acquired	—	—	(8,000)	—	—	(8,000)
Purchase of alarm monitoring contracts	—	—	—	(5,682)	—	(5,682)
Proceeds from sale of assets	—	—	—	192,149	—	192,149
Investments in equity and cost method investees	(945)	(300)	(47)	(1,788)	—	(3,080)
Other, net	2,266	(3,083)	357	1,006	—	546
Net cash flows (used in) from investing activities	1,271	(6,642)	(24,530)	184,879	181	155,159

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	159,669	—	3,420	—	163,089
Repayments of notes payable, commercial bank financing and capital leases	—	(172,519)	(445)	(111,458)	—	(284,422)
Proceeds from the issuance of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(16,257)	—	—	—	—	(16,257)
Noncontrolling interests distributions	—	—	—	(15,708)	—	(15,708)
Increase (decrease) in intercompany payables	(471,945)	615,437	(102,763)	(40,939)	210	—
Other, net	(2,078)	(360)	586	(1,893)	75	(3,670)
Net cash flows from (used in) financing activities	(2,397)	602,227	(102,622)	(166,578)	285	330,915

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	550,900	368	4,448	—	555,716
CASH AND CASH EQUIVALENTS, beginning of period	—	232,297	10,675	17,012	—	259,984
CASH AND CASH EQUIVALENTS, end of period	$—	$783,197	$11,043	$21,460	$—	$815,700

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$823	$(20,655)	$145,404	$779	$7,664	$134,015
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,479)	(23,239)	(1,323)	190	(25,851)
Acquisition of businesses, net of cash acquired	—	—	(374,284)	(10,375)	—	(384,659)
Purchase of alarm monitoring contracts	—	—	—	(7,017)	—	(7,017)
Investments in equity and cost method investees	—	(10,000)	(47)	(9,827)	—	(19,874)
Loans to affiliates	—	(19,500)	—	—	—	(19,500)
Other, net	1,197	—	(210)	1,278	—	2,265
Net cash flows (used in) from investing activities	1,197	(30,979)	(397,780)	(27,264)	190	(454,636)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	595,000	—	3,850	—	598,850
Repayments of notes payable, commercial bank financing and capital leases	—	(257,682)	(461)	(3,087)	—	(261,230)
Dividends paid on Class A and Class B Common Stock	(15,675)	—	—	—	—	(15,675)
Increase (decrease) in intercompany payables	15,368	(290,337)	262,392	20,489	(7,912)	—
Other, net	(1,713)	(5,800)	263	(2,580)	58	(9,772)
Net cash flows (used in) from financing activities	(2,020)	41,181	262,194	18,672	(7,854)	312,173

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(10,453)	9,818	(7,813)	—	(8,448)
CASH AND CASH EQUIVALENTS, beginning of period	—	115,771	235	33,966	—	149,972
CASH AND CASH EQUIVALENTS, end of period	$—	$105,318	$10,053	$26,153	$—	$141,524

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

•	the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top content;

•	the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and incentive auction and the repacking of our broadcasting spectrum within a limited timeframe;

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

•
the impact of FCC and Congressional efforts to limit the ability of a television station to negotiate retransmission consent agreements for the same-market stations it does not own and other FCC efforts which may restrict a television station's retransmission consent agreements;

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

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting; and

•	the impact of MVPDs offering “skinny” programming bundles that may not include television broadcast stations; and

•	fluctuations in advertising rates and availability of inventory.

Risks specific to us

•	the effectiveness of our management;

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

•
the successful execution of our program development and multi-channel broadcasting initiatives including, but not limited to, sports programming, COMET, CHARGE!, TBD and other original programming, and mobile DTV; and

•	the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and other reports filed with the Securities and Exchange Commission, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Statement of Operations Data:
Media revenues (a)	$602,486	$531,323
Revenues realized from station barter arrangements	27,570	26,510
Other non-media revenues	19,879	21,056
Total revenues	649,935	578,889

Media production expenses	258,155	215,877
Media selling, general and administrative expenses	124,721	115,009
Expenses realized from barter arrangements	23,245	22,925
Depreciation and amortization expenses (b)	100,554	101,260
Other non-media expenses	17,245	17,697
Corporate general and administrative expenses	20,576	21,341
Research and development expenses	1,157	1,101
Gain on asset dispositions	(53,347)	(2,660)
Operating income	157,629	86,339

Interest expense and amortization of debt discount and deferred financing costs	(57,318)	(49,415)
Loss from extinguishment of debt	(1,404)	—
Income from equity and cost method investees	(1,321)	423
Other income (expense), net	1,696	462
Income before income taxes	99,282	37,809
Income tax provision	(28,579)	(12,180)
Net income	70,703	25,629
Net income attributable to the noncontrolling interests	(13,501)	(1,489)
Net income attributable to Sinclair Broadcast Group	$57,202	$24,140

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.62	$0.25
Diluted earnings per share	$0.61	$0.25

Balance Sheet Data:	March 31, 2017	December 31, 2016
Cash and cash equivalents	$815,700	$259,984
Total assets	$6,317,323	$5,963,168
Total debt (c)	$4,084,030	$4,203,848
Total equity	$1,096,899	$557,936

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

Executive Overview — financial events during the three months ended March 31, 2017 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2017 and 2016, including comparisons between quarters and expectations for the three months ended June 30, 2017.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three months ended March 31, 2017.

Summary of Significant Events and Financial Highlights from First Quarter 2017 Events

Station Acquisitions

•
In April, we entered into a definitive agreement to purchase the stock of Bonten Media Group Holdings, Inc. (“Bonten”) and Cunningham Broadcasting Corporation entered into a definitive agreement to purchase the membership interest of Esteem Broadcasting for an aggregate purchase price of $240 million. Bonten owns 14 television stations in 8 markets which reach approximately 1% of U.S. television households and provides services to 4 stations pursuant to joint sales agreements with Esteem Broadcasting. We anticipate that the transaction will close and fund in the third quarter of 2017, subject to the satisfaction of closing conditions.

•
In May 2017, we entered into a definitive agreement to acquire the stock of Tribune Media Company (Tribune) for $43.50 per share, for an aggregate purchase price of approximately $3.9 billion, plus the assumption of approximately $2.7 billion in net debt. Tribune owns or operates 42 television stations in 33 markets, cable network WGN America, digital multicast network Antenna TV, minority stakes in the TV Food Network and CareerBuilder, and a variety of real estate assets. Tribune’s stations consists of 14 FOX, 12 CW, 6 CBS, 3 ABC, 2 NBC, 3 MyNetworkTV affiliates and 2 independent stations. The transaction is subject to approval by Tribune’s stockholders, as well as customary closing conditions, including antitrust clearance and approval by the FCC. We expect to fund the purchase price through a combination of cash on hand, fully committed debt financing, and by accessing the capital markets.

Content and Distribution

•	In January 2017, we announced that ratings for Full Measure with Sharyl Attkisson grew by 76% in total household viewership and 116% in 25-54 demographic viewership.

•	In January 2017, together with Metro-Goldwyn-Mayer, we launched CHARGE!, a new 24-7 action-based network that features more than 2,300 hours of TV series content and more than 2,000 movie titles.

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

•
Effective February 1, 2017, we reached an agreement in principle to renew the retransmission consent agreement with Frontier Cable for carriage of KOMO (ABC) in Seattle, Washington, KATU (ABC) in Portland, Oregon, and Tennis Channel.

•	In February 2017, we extended our programming agreement with MyNetwork Television through the 2017-2018 broadcast season.

•
In March 2017, we acquired the assets of Tennis Media Company, the owner of Tennis magazine and Tennis.com for $8 million plus an additional $6 million earn-out potential based on certain contingencies. The transaction was funded with cash on hand.

•
In April, we entered into an agreement with Silver Chalice and 120 Sports as equity partners on a new multi-platform sports network, featuring linear broadcast and comprehensive digital offerings, through the merging of 120 Sports’ live studio operations, Silver Chalice’s Campus Insiders’ live collegiate games and Sinclair’s American Sports Network’s (ASN) distribution and live collegiate games.

•	In May 2017, we received 33 Edward R. Murrow awards including awards for “Overall Excellence” to WJLA in Washington, D.C., and WGME in Portland, ME.

•
In May 2017, we launched KidsClick, a national multiplatform programming block geared for children that will feature robust and age-appropriate content available on all screens, including broadcast television, online, pay TV, mobile, and over-the-top.

Other Non-Media

•
In March 2017, we sold Alarm Funding Associates (Alarm), for $200 million. We purchased Alarm in November 2007 and have invested capital of approximately $10.5 million. After repayment of debt and other costs, we realized approximately $70 million in pre-tax net cash proceeds on the sale.

ATSC 3.0

•
In March 2017, our wholly-owned subsidiary, ONE Media 3.0, announced an agreement with Saankhya Labs, a leader in the development of Cognitive Software Defined Radio chips, to accelerate the development of ATSC 3.0 chipsets, that will enable various types of consumer devices to receive the Next Generation television standard.

•
In March, the Company announced a Memorandum of Understanding with Nexstar Media Group for a consortium to promote innovation, and develop and explore products and services associated with ATSC 3.0 and monetization opportunities such as spectrum utilization, virtual MVPD platforms, multicast channels,automotive applications, single frequency networks and wireless data applications, among others.

Financing and Shareholder Returns

•
In January 2017, we extended the maturity of our Term Loan B from April 9, 2020 and July 31, 2021 to January 3, 2024. In connection with the extension, we added additional operating flexibility, including a reduction in certain pricing terms related to the Loans and our existing revolving credit facility and revisions to certain covenant ratio requirements.

•	In February 2017, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on March 15, 2017 to the holders of record at the close of business on March 1, 2017.

•
In March 2017, we sold 12.0 million shares of Class A common stock to the public at a price of $42.00 per share. The net proceeds from the offering were approximately $487.9 million and are intended to fund future potential acquisitions and for general corporate purposes.

Other Events

•
In January 2017, Christopher S. Ripley assumed the role as President and Chief Executive Officer for the company and former Sinclair President and CEO, David D. Smith, now serves as Executive Chairman. Also Lucy A. Rutishauser assumed the role of Chief Financial Officer.

•
In February 2017, we announced that we expect to receive an estimated $313 million of gross proceeds as a result of the National Broadband Plan Spectrum Auction. The results of the auction are not expected to produce any material change in our operations or results. The proceeds are expected to be received later this year.

RESULTS OF OPERATIONS

The results of the businesses acquired during 2017 and 2016 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions and Disposition of Assets in our consolidated financial statements for further discussion of acquisitions. Additionally, any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, and December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast”, that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Media revenues (a)	$602.5	$531.3
Revenues realized from station barter arrangements	27.6	26.5
Other non-media revenues	19.9	21.1
Total revenues	650.0	578.9
Media production expenses (a)	258.2	215.9
Media selling, general and administrative expenses (a)	124.7	115.0
Expenses recognized from station barter arrangements	23.2	22.9
Depreciation and amortization	100.6	101.4
Other non-media expenses	17.2	17.7
Corporate general and administrative expenses	20.6	21.3
Research and development	1.2	1.1
Gain on asset dispositions	(53.3)	(2.7)
Operating income	$157.6	$86.3
Net income attributable to Sinclair Broadcast Group	$57.2	$24.1

(a) Our media related revenues and expenses are primarily derived from our broadcast segment, but also from our other media related business, including our networks and content such as Charge!, TBD TV, Tennis Channel, COMET, and non-broadcast digital properties. The results of our broadcast segment and the other media businesses are discussed further below under Broadcast Segment and Other, respectively.

BROADCAST SEGMENT

Revenue

The following table presents our media revenues, net of agency commissions, for our broadcast segment for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016	Percent Change
Local revenues:
Non-political	$478.0	$413.7	15.5%
Political	0.4	4.0	(b)
Total local	478.4	417.7	14.5%
National revenues (a):
Non-political	85.7	82.7	3.6%
Political	1.7	20.4	(b)
Total national	87.4	103.1	(15.2)%
Total broadcast segment media revenues	$565.8	$520.8	8.6%

(a)        National revenue relates to advertising sales sourced from our national representation firm.

(b)        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Media revenues.  Media revenues increased $45.0 million when comparing to the same period in 2016, of which $6.6 million was related to stations not included in the same period in 2016. The remaining increase was primarily related to an increase in retransmission and digital revenues. For the three months ended March 31, 2017, the automotive, services, direct response, and entertainment sectors increased year over year. These increases were offset by lower revenues in political, schools, telecommunication, paid programing, and medical sectors. Excluding the stations acquired or disposed after March 31, 2016, automotive, which typically is our largest category, represented 26.3% and 23.3% of net time sales three months ended March 31, 2017 and 2016, respectively.

From a network affiliation or program service arrangement perspective, the following table sets forth percentages of our net time sales by affiliate for the periods presented:

	# of channels	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended March 31,
		2017	2016
ABC	36	27.2%	27.8%	(0.6)%
FOX	54	27.2%	25.1%	2.1%
CBS	30	19.2%	20.1%	(0.9)%
NBC	22	11.3%	11.3%	—%
CW	43	7.2%	7.7%	(0.5)%
MNT	35	6.1%	6.3%	(0.2)%
Other (a)	294	1.8%	1.7%	0.1%
Total	514

(a)     We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, Charge!, COMET, Estrella TV, Get TV, Grit, Me TV, TBD, Telemundo, This TV, News & Weather, Univision and Zuus Country.

Political Revenues. Political revenues decreased by $22.3 million to $2.1 million for the three months ended March 31, 2017, when compared to the same periods in 2016. Political revenues are typically higher in election years such as 2016.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local time sales, retransmission revenues and other local revenues, increased $64.3 million for the three months ended March 31, 2017, when compared to the same period in 2016. The stations acquired after March 31, 2016, net of dispositions, contributed $5.6 million of the increase. The remaining increase was primarily related to an increase in retransmission as well as an increase in automotive, fast food and travel sectors. These increases were offset by lower revenues in the schools, paid programming, retail, telecommunication, restaurants, and direct response sectors.

National Revenues. Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firms, were up $3.0 million for the three months ended March 31, 2017 when compared to the same period in 2016. The stations acquired after March 31, 2016, net of dispositions, contributed $1.1 million of the increase. The remaining increase primarily related to an increase in the entertainment, media, retail, home products, restaurant, and beer and wine sectors. These increases were offset by lower revenues in the telecommunication, direct response, fast food, services, drugs and cosmetics, and automotive sectors.

Expenses

The following table presents our significant operating expense categories for our broadcast segment for the periods presented (in millions):

	Three months ended March 31,		Percent Change (Increase/(Decrease))
	2017	2016
Media production expenses	$232.9	$202.6	15.0%
Media selling, general and administrative expenses	$112.5	$110.1	2.2%
Amortization of program contract costs and net realizable value adjustments	$31.0	$33.5	(7.5)%
Corporate general and administrative expenses	$19.0	$20.4	(6.9)%
Depreciation and amortization expenses	$60.3	$62.5	(3.5)%

Media production expenses.  Media production expenses increased $30.3 million during the three months ended March 31, 2017 compared to the same periods in 2016. The acquired stations not included in the same period of 2016, net of dispositions, contributed $3.5 million. The increase is primarily related to increases in fees pursuant to network affiliation agreements mainly in relation to higher retransmission revenue.

Media selling, general and administrative expense.  Media selling, general and administrative expenses increased $2.4 million during the three months ended March 31, 2017, compared to the same period in 2016. The increase is primarily due to an additional $1.2 million from acquired stations not included in the same period of 2016, net of dispositions, and higher information technology infrastructure costs for the three month period.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $2.5 million during the three months ended March 31, 2017, respectively, compared to the same periods in 2016. The decrease is primarily due to $1.7 million of accelerated amortization of certain program contracts during 2016 resulting in reduced amortization attributed to those contracts in 2017, timing of amortization on long term contracts, and reduced renewal costs, partially offset by the increase of cost due to expanding high quality film content across our broadcast platform.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $2.2 million during the three months ended March 31, 2017. This decrease is primarily related to the disposition of certain broadcast assets during 2016.

OTHER

Media revenues, media production expenses, and media selling, general, and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our non-broadcast digital and internet businesses. We recorded media revenue of $36.8 million and $10.5 million for the three months ended March 31, 2017 and 2016, respectively. The year over year increase for the three month period is primarily related to Tennis Channel, which was acquired during the first quarter of 2016, as well as increases in revenue from our science-fiction and sports networks, which began operating in 2015 and 2014, respectively. We recorded media expenses of $37.2 million and $18.2 million for the three months ended March 31, 2017 and 2016, respectively. Our expenses relate to the programming and production, and general and administrative costs related to the operations of our network, content, and digital and internet businesses. The year over year increases primarily relate to Tennis Channel, which was acquired during the first quarter of 2016, and general and administrative costs related to the start-up of our original networks and content, production costs of new original programming, and new digital and internet initiatives such as Circa News.

Other non-media revenues and expenses:

Investments in real estate ventures. We have controlling interests in certain real estate investments owned by Keyser Capital which we consolidate. Revenues from the investments were $4.0 million for both the three months ended March 31, 2017 and 2016. Expenses, including other non-media expenses, general and administrative, depreciation and amortization and other income and expense items related to these investments in real estate ventures were $6.7 million and $8.0 million for the three months ended March 31, 2017 and 2016, respectively. The year over year decrease in expenses for the three month period is due primarily to real estate development projects.

Investments in private equity. We have controlling interests in certain private equity investments owned by Keyser Capital, which we consolidate; that includes Triangle Sign & Service, LLC, a sign designer and fabricator; and Alarm, a regional security alarm operating and bulk acquisition company which we sold in March 2017. Revenues were $14.9 million and $14.6 million for the three months ended March 31, 2017 and 2016, respectively. Expenses, including other non-media expenses, general and administrative, depreciation and amortization, and other applicable other income and expense items were $12.3 million and $12.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase in revenues for the three month period is primarily related to increased transaction volume in our sign business partially offset by a decline in revenues related to the Alarm sale in early March 2017. The decrease in expenses during this period is primarily due to reduced expenses for Alarm, due to the sale in early March 2017, and partially offset by an increase in expenses related to the sign business.

Technical Services. We own certain subsidiaries which service and support broadcast transmitters and design and manufacture broadcast systems. Revenues from technical services were $1.0 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. Excluding research and development costs, expenses including other non-media expenses, general and administrative, depreciation and amortization, and other income and expense items related to technical services were $2.7 million and $3.0 million during the three months ended March 31, 2017 and 2016, respectively.

Research and development expenses. Our research and development expenses relate to the costs to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). Research and development related costs were $1.2 million and $1.1 million, for the three months ended March 31, 2017 and 2016, respectively.

Gain on asset dispositions. In March 2017, we sold Alarm for $200.0 million less working capital and transaction costs. We recognized a gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to non-controlling interests which is included in the gain on asset dispositions and net income attributable to the noncontrolling interest, respectively, on the consolidated statement of operations.

Income from Equity and Cost Method Investments. Results of our equity and cost method investments in private equity investments and real estate ventures are included in income from equity and cost method investments in our consolidated statements of operations. We recorded losses of $0.1 million and $0.5 million related to our real estate ventures during the three months ended March 31, 2017 and 2016, respectively. We recorded a loss of $1.3 million and income of $0.9 million related to certain private equity investments during the three months ended March 31, 2017 and 2016, respectively.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended March 31,		Percent Change (Increase/ (Decrease))
	2017	2016
Corporate general and administrative expenses	$1.3	$0.3	333.3%
Interest expense	$54.7	$46.5	17.6%
Income tax provision	$(28.6)	$(12.2)	134.4%
Loss from extinguishment of debt	$1.4	$—	n/a

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The explanation that follows combines the corporate general and administrative expenses found in the Broadcast Segment section with the corporate general and administrative expenses found in this section, Corporate and Unallocated Expenses.  These results exclude general and administrative costs from our other non-media businesses and investments which are included in our discussion of expenses in the Other section above.

Corporate general and administrative expenses decreased in total by $0.4 million for the three months ended March 31, 2017, when compared to the same period in 2016. The decrease is primarily related to a reduction of self insurance costs and legal fees related to acquisitions partially offset by an increase in employee compensation costs related to merit increases and higher stock-based and deferred compensation expense. We expect corporate general and administrative expenses to decrease in the second quarter of 2017 compared to first quarter of 2017.

 Interest expense.  The explanation that follows combines the interest expense included within the Broadcast Segment with the interest expense found in this section, Corporate and Unallocated Expenses. Interest expense increased during the three months ended March 31, 2017, compared to the same period in 2016 primarily due to $6.4 million in debt financing fees expensed related to the amendment of certain terms and extension of the maturity date of Term Loan B under the existing bank credit agreement. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three months ended March 31, 2017, excluding net income attributable to the noncontrolling interests, was a provision of 33.3% as compared to a provision of 33.5% during the same periods in 2016. The decrease in the effective tax rate for the three months ended March 31, 2017, as compared to the same period in 2016, is primarily due to a larger Domestic Production Activities Deduction benefit in 2017.

Loss from extinguishment of debt. In January 2017, we entered into an amendment to our Bank Credit Agreement that includes extended maturity for some Term Loan positions and more favorable rates. As a result, we recognized a loss of $1.4 million from the extinguishment of debt. See Note 3. Notes Payable and Commercial Bank Financing for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $815.7 million in cash and cash equivalent balances and net working capital of approximately $973.3 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of March 31, 2017, we had $484.4 million of borrowing capacity available on our revolving credit facility.

In January 2017, we entered into an amendment to our Bank Credit Agreement that includes extending maturity for some Term Loan positions and more favorable rates. See Note 3. Notes Payable and Commercial Bank Financing for further discussion.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us. In connection with the pending acquisition of Tribune, we entered into certain commitments and facilities to finance the acquisition. See Note 3. Notes Payable and Commercial Bank Financing for further discussion.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the three months ended March 31,
	2017	2016
Net cash flows from operating activities	$69.6	$134.0

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(20.8)	$(25.9)
Acquisition of businesses, net of cash acquired	(8.0)	(384.6)
Proceeds from sale of non-media business	192.1	—
Investments in equity and cost method investees	(3.1)	(19.9)
Loans to affiliates	—	(19.5)
Other	(5.1)	(4.7)
Net cash flows from (used in) investing activities	$155.1	$(454.6)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$163.1	$598.9
Repayments of notes payable, commercial bank financing and capital leases	(284.4)	(261.2)
Proceeds from the sale of Class A Common Stock	487.9	—
Dividends paid on Class A and Class B Common Stock	(16.3)	(15.7)
Other	(19.4)	(9.8)
Net cash flows from financing activities	$330.9	$312.2

Operating Activities

Net cash flows from operating activities decreased during the three months ended March 31, 2017 compared to the same period in 2016.  This change is primarily due to the timing of payments on payables compared to the same period in the prior year.

Investing Activities

Net cash flows from investing activities increased during the three months ended March 31, 2017 compared to the same period in 2016.  This increase is primarily related to proceeds received from the sale of Alarm Funding in March 2017 and a decrease in acquisition activity compared to the same period in 2016.

In the second quarter of 2017, we anticipate capital expenditures to increase from the first quarter of 2017. As discussed in Note 4. Commitments and Contingencies, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect to begin to incur capital expenditures in the later half of 2017 related to the repacking process. We expect that a least a portion of expenditures will be reimbursed by the fund established by the Auction.

Financing Activities

Net cash flows from financing activities increased during the three months ended March 31, 2017, compared to the same period in 2016. The increase is due to the proceeds received from the public offering of Class A Common Stock during the first quarter of 2017, partially offset by the repayment of notes payable in conjunction with the sale of Alarm during the first quarter of 2017, and proceeds from the 5.875% Notes issued during the first quarter of 2016.

In May 2017, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

See Bank Credit Agreement within Note 3. Notes Payable and Commercial Bank Financing for the amendment of the Bank Credit Agreement in January 2017.

As of March 31, 2017, there were no other material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates with Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report.

See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of new accounting guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the foregoing, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2017.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 14, 2017.

31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

32.1
Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2
Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2017.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 14, 2017.

31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

32.1
Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2
Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase