Form 10-Q
period 2017-06-30
SINCLAIR BROADCAST GROUP INC
filed 2017-08-09
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

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

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 4, 2017
Class A Common Stock	77,029,824
Class B Common Stock	25,670,684

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of June 30, 2017	As of December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$796,047	$259,984
Restricted cash	2,000	200
Accounts receivable, net of allowance for doubtful accounts of $2,621 and $2,124, respectively	537,286	513,954
Current portion of program contract costs	28,267	83,601
Income taxes receivable	11,670	5,500
Prepaid expenses and other current assets	36,343	36,067
Deferred barter costs	10,829	5,782
Total current assets	1,422,442	905,088
PROGRAM CONTRACT COSTS, less current portion	5,080	8,919
PROPERTY AND EQUIPMENT, net	705,483	717,576
RESTRICTED CASH	1,496	—
GOODWILL	2,002,809	1,990,746
INDEFINITE-LIVED INTANGIBLE ASSETS	160,357	156,306
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,725,508	1,944,403
NOTES RECEIVABLE FROM AFFILIATES	19,500	19,500
OTHER ASSETS	246,861	220,630
Total assets (a)	$6,289,536	$5,963,168
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$290,758	$322,505
Income taxes payable	—	23,491
Current portion of notes payable, capital leases and commercial bank financing	168,279	171,131
Current portion of notes and capital leases payable to affiliates	2,424	3,604
Current portion of program contracts payable	65,102	109,702
Deferred barter revenues	10,925	6,040
Total current liabilities	537,488	636,473
LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	3,884,159	4,014,932
Notes payable and capital leases to affiliates, less current portion	13,213	14,181
Program contracts payable, less current portion	42,072	53,836
Deferred tax liabilities	601,078	609,317
Other long-term liabilities	86,554	76,493
Total liabilities (a)	5,164,564	5,405,232
COMMITMENTS AND CONTINGENCIES (See Note 4)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 76,993,826 and 64,558,207 shares issued and outstanding, respectively	770	646
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,346,657	843,691
Accumulated deficit	(188,701)	(255,804)
Accumulated other comprehensive loss	(807)	(807)
Total Sinclair Broadcast Group shareholders’ equity	1,158,176	587,983
Noncontrolling interests	(33,204)	(30,047)
Total equity	1,124,972	557,936
Total liabilities and equity	$6,289,536	$5,963,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of June 30, 2017 and December 31, 2016 include total assets of variable interest entities (VIEs) of $134.7 million and $142.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of June 30, 2017 and December 31, 2016 include total liabilities of the VIEs of $29.4 million and $40.9 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Media revenues	$631,822	$606,268	$1,234,308	$1,137,591
Revenues realized from station barter arrangements	32,460	34,003	60,030	60,513
Other non-media revenues	15,008	26,263	34,887	47,319
Total revenues	679,290	666,534	1,329,225	1,245,423
OPERATING EXPENSES:
Media production expenses	268,992	243,620	527,147	459,497
Media selling, general and administrative expenses	127,046	128,488	251,767	243,497
Expenses realized from barter arrangements	27,550	29,259	50,795	52,184
Amortization of program contract costs and net realizable value adjustments	28,896	30,821	59,915	64,281
Other non-media expenses	14,731	19,761	31,976	37,458
Depreciation of property and equipment	23,603	24,409	47,584	48,444
Corporate general and administrative expenses	25,051	14,279	45,627	35,620
Amortization of definite-lived intangible and other assets	43,377	45,625	88,931	89,390
Research and development expenses	1,345	1,209	2,502	2,310
Gain on asset dispositions	(150)	(11)	(53,497)	(2,671)
Total operating expenses	560,441	537,460	1,052,747	1,030,010
Operating income	118,849	129,074	276,478	215,413
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(50,959)	(53,916)	(108,277)	(103,331)
Loss from extinguishment of debt	—	—	(1,404)	—
Income from equity and cost method investments	1,462	943	141	1,366
Other income, net	1,563	1,104	3,259	1,566
Total other expense, net	(47,934)	(51,869)	(106,281)	(100,399)
Income before income taxes	70,915	77,205	170,197	115,014
INCOME TAX PROVISION	(24,880)	(26,605)	(53,459)	(38,785)
NET INCOME	46,035	50,600	116,738	76,229
Net income attributable to the noncontrolling interests	(1,390)	(1,181)	(14,891)	(2,670)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$44,645	$49,419	$101,847	$73,559
Dividends declared per share	$0.180	$0.180	$0.360	$0.345
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.43	$0.52	$1.04	$0.77
Diluted earnings per share	$0.43	$0.52	$1.03	$0.77
Weighted average common shares outstanding	102,649	95,026	97,668	94,922
Weighted average common and common equivalent shares outstanding	103,665	95,934	98,707	95,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$46,035	$50,600	$116,738	$76,229
Comprehensive income	46,035	50,600	116,738	76,229
Comprehensive income attributable to the noncontrolling interests	(1,390)	(1,181)	(14,891)	(2,670)
Comprehensive income attributable to Sinclair Broadcast Group	$44,645	$49,419	$101,847	$73,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standards	—	—	—	—	431	1,833	—	—	2,264
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(32,781)	—	—	(32,781)
Repurchases of Class A Common Stock	(384,700)	(4)	—	—	(11,243)	—	—	—	(11,247)
Class A Common Stock issued pursuant to employee benefit plans	327,167	3	—	—	12,904	—	—	—	12,907
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,370)	(4,370)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	214	214
Net income	—	—	—	—	—	73,559	—	2,670	76,229
BALANCE, June 30, 2016	68,734,950	$687	25,928,357	$259	$964,818	$(394,418)	$(834)	$(27,618)	$542,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936
Issuance of common stock, net of issuance costs	12,000,000	120	—	—	487,763	—	—	—	487,883
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(34,744)	—	—	(34,744)
Class A Common Stock issued pursuant to employee benefit plans	435,619	4	—	—	15,203	—	—	—	15,207
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(18,048)	(18,048)
Net income	—	—	—	—	—	101,847	—	14,891	116,738
BALANCE, June 30, 2017	76,993,826	$770	25,670,684	$257	$1,346,657	$(188,701)	$(807)	$(33,204)	$1,124,972

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$116,738	$76,229
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	47,584	48,444
Amortization of definite-lived intangible and other assets	88,931	89,390
Amortization of program contract costs and net realizable value adjustments	59,915	64,281
Loss on extinguishment of debt, non-cash portion	1,404	—
Stock-based compensation expense	11,448	9,969
Deferred tax benefit	(8,211)	(2,797)
Gain on asset dispositions	(53,497)	(2,671)
Change in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(26,295)	(46,242)
Increase in prepaid expenses and other current assets	(694)	(5,617)
(Decrease) increase in accounts payable and accrued liabilities	(23,410)	18,903
Net change in net income taxes payable/receivable	(29,661)	9,389
Payments on program contracts payable	(57,152)	(57,242)
Other, net	14,382	7,622
Net cash flows from operating activities	141,482	209,658

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(33,507)	(49,786)
Acquisition of businesses, net of cash acquired	(28,329)	(423,104)
Purchase of alarm monitoring contracts	(5,682)	(21,616)
Proceeds from sale of non-media business	192,639	—
Investments in equity and cost method investees	(20,690)	(21,843)
Loans to affiliates	—	(19,500)
Other, net	(3,064)	7,399
Net cash flows from (used in) investing activities	101,367	(528,450)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	163,089	607,555
Repayments of notes payable, commercial bank financing and capital leases	(301,168)	(279,575)
Proceeds from the sale of Class A Common Stock	487,883	—
Dividends paid on Class A and Class B Common Stock	(34,744)	(32,781)
Distributions to noncontrolling interests	(18,048)	(4,170)
Repurchase of outstanding Class A Common Stock	—	(11,247)
Other, net	(3,798)	(7,235)
Net cash flows from financing activities	293,214	272,547
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	536,063	(46,245)
CASH AND CASH EQUIVALENTS, beginning of period	259,984	149,972
CASH AND CASH EQUIVALENTS, end of period	$796,047	$103,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. (the Company) is a diversified television broadcasting company with national reach and a strong focus on providing high-quality content on our local television stations and digital platforms. The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, and other original programming produced by us. We also distribute our original programming, and owned and operated network affiliates, on other third-party platforms. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

As of June 30, 2017, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 173 stations in 81 markets. These stations broadcast 528 channels, as of June 30, 2017. For the purpose of this report, these 173 stations and 528 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2017 and 2016 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary of the variable interests when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 7. Related Person Transactions for more information about the arrangements with Cunningham. See Changes in the Rules of Television Ownership, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap within Note 4. Commitments and Contingencies for discussion of recent changes in Federal Communications Commission (FCC) rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Accounts receivable	21,725	21,879
Other current assets	4,991	12,076
Total current assets	26,716	33,955

PROGRAM CONTRACT COSTS, less current portion	1,171	2,468
PROPERTY AND EQUIPMENT, net	6,620	2,996
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	16,475	16,475
DEFINITE-LIVED INTANGIBLE ASSETS, net	78,134	79,509
OTHER ASSETS	5,601	6,871
Total assets	$134,717	$142,274

LIABILITIES
CURRENT LIABILITIES:
Other current liabilities	$14,692	$18,992

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	18,088	19,449
Program contracts payable, less current portion	10,885	14,353
Other long-term liabilities	8,842	12,921
Total liabilities	$52,507	$65,715

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs and certain outsourcing agreements which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs as of June 30, 2017 and December 31, 2016, which are excluded from liabilities above, were $42.4 million and $40.8 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.5 million for both the years ended June 30, 2017 and December 31, 2016, respectively.  Also excluded from the amounts above are liabilities associated with certain outsourcing agreements and purchase options with certain VIEs totaling $76.7 million and $74.5 million as of June 30, 2017 and December 31, 2016, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of June 30, 2017 and December 31, 2016 are $109.0 million and $117.0 million, respectively, and are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded income of $3.8 million and $3.5 million for the three and six months ended June 30, 2017, and $0.9 million and $1.2 million for the three and six months ended June 30, 2016, respectively.

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

In January 2017, the FASB issued guidance which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new standard should be applied prospectively and is effective for the interim and annual periods beginning after December 31, 2019. Early adoption is permitted. We adopted this guidance during the first quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

In May 2017, the FASB issued new guidance which relates to stock based compensation and clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard is effective for the interim and annual periods beginning after December 15, 2017. We adopted this guidance during the second quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2017 and 2016 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and six months ended June 30, 2017 and 2016, approximated the statutory rate.

Equity Offering

On March 15, 2017, we issued and sold 12.0 million shares of Class A Common stock to the public at a price of $42.00 per share. The proceeds from the offering, net of financing costs, were approximately $487.9 million and are intended to fund future potential acquisitions and general corporate purposes.

Share Repurchase Program

On March 20, 2014, the Board of Directors authorized a $150.0 million share repurchase authorization. On September 6, 2016 the Board of Directors authorized an additional $150.0 million shares repurchases authorization. There is no expiration date and currently, management has no plans to terminate this program.  In August 2017, we repurchased an additional 0.2 million shares of Class A Common Stock for $7.8 million. The total remaining repurchase authorization is $111.4 million.

Subsequent Events

In August 2017, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on September 15, 2017 to holders of record at the close of business on September 1, 2017.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITION OF ASSETS:

2017 Acquisitions. During 2017, we acquired certain media assets for an aggregated $23 million, less working capital of $2.8 million, with an additional $6 million earn-out potential based on certain contingencies. The transactions were funded with cash on hand.

Tennis Channel. In March 2016, we acquired all of the outstanding common stock of Tennis Channel (Tennis), a cable network which includes coverage of the top 100 tennis tournaments and original professional sport and tennis lifestyle shows, for $350.0 million plus a working capital adjustment of $9.2 million. The transaction was funded through cash on hand and a draw on the Bank Credit Agreement. The acquisition provides an expansion of our network business and increases value based on the synergies we can achieve. Tennis is reported within Other within Note 6. Segment Data.

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

The definite-lived intangible assets of $272.7 million related primarily to customer relationships, which represent existing advertiser relationships and contractual relationships with multi-channel video programming distributors (MVPDs) and will be amortized over a weighted average useful life of 15 years.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies.  Goodwill will not be deductible for tax purposes.

In connection with the acquisition, for the year ended December 31, 2016, we incurred a total of $0.2 million of costs primarily related to legal and other professional services which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations. Net revenues of Tennis included in our consolidated statements of operations, were $36.5 million and $69.3 million for the three and six months ended June 30, 2017, and $27.5 million and $35.1 million for the three and six months ended June 30, 2016, respectively. Our consolidated statements of operations included operating loss of Tennis of $2.0 million and operating income of $5.2 million for the three and six months ended June 30, 2017, respectively, and an operating loss of $9.7 million and $11.1 million for the three and six months ended June 30, 2016, respectively.

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

Pro Forma Information. The following table sets forth unaudited results of operations, assuming that Tennis, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the other acquisitions discussed above, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

For the six months ended June 30, 2016
Total revenues	$1,259,915
Net Income	$75,322
Net Income attributable to Sinclair Broadcast Group	$72,652
Basic earnings per share attributable to Sinclair Broadcast Group	$0.77
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.76

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

Pending Acquisitions. In April 2017, we entered into a definitive agreement to purchase the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham entered into a definitive agreement to purchase the membership interest of Esteem Broadcasting for an aggregate purchase price of $240 million. Bonten owns 14 television stations in 8 markets and provides services to 4 stations pursuant to the joint sales agreement with Esteem Broadcasting. On June 30, 2017, the FCC approved the transaction. The transaction is expected to close during the third quarter of 2017, subject to customary closing conditions. We expect to fund the purchase price through cash on hand.

In May 2017, we entered into a definitive agreement to acquire the stock of Tribune Media Company (Tribune) for $43.50 per share, for an aggregate purchase price of approximately $3.9 billion, plus the assumption or refinancing of approximately $2.7 billion in net debt. Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. Tribune owns or operates 42 television stations in 33 markets, cable network WGN America, digital multicast network Antenna TV, minority stakes in the TV Food Network, ThisTV, and CareerBuilder, and a variety of real estate assets. Tribune’s stations consists of 14 FOX, 12 CW, 6 CBS, 3 ABC, 2 NBC, 3 MyNetworkTV affiliates and 2 independent stations. We expect the transaction will close by year-end 2017, subject to approval by Tribune’s stockholders, as well as customary closing conditions, including antitrust clearance and approval by the FCC. We expect to fund the purchase price through a combination of cash on hand, fully committed debt financing, and by accessing the capital markets. See Note 3. Notes Payable and Commercial Bank Financing for further discussion on debt financing.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On January 3, 2017, we amended our bank credit agreement. We extended the maturity date of the Term Loan B from April 9, 2020 and July 31, 2021 to January 3, 2024. In connection with the extension, we added additional operating flexibility, including a reduction in certain pricing terms related to Term Loan B and our existing revolving credit facility (Revolver) and revisions to certain covenant ratio requirements. The Term Loan B and Revolver bear interest at LIBOR plus 2.25% and 2.00%, respectively. Prior to July 3, 2017, if we repay, refinance, substitute, or replace the Term Loan B, we are subject to a prepayment premium of 1% of the aggregate principal balance of the repayment. We incurred approximately $11.6 million of financing costs in connection with the amendment, of which $3.4 million related to an original issuance discount, $7.7 million was expensed, and $0.5 million was capitalized as a deferred financing cost as of June 30, 2017. Additionally, unamortized deferred financing costs of $1.4 million were written off as loss on extinguishment in the consolidated statement of operations in the first quarter of 2017 related to this amendment. As of June 30, 2017 and December 31, 2016 the Term Loan B balance net of deferred financing costs and debt discounts was $1,349.6 million and $1,353.5 million, respectively.

As of June 30, 2017 and December 31, 2016, there was no outstanding balance under our revolving credit facility. As of June 30, 2017, we had $484.4 million of borrowing capacity under our revolving credit facility.

Commitment Letters and Incremental Term B Facility related to Tribune Acquisition

In connection with the pending acquisition of Tribune discussed in Note 2. Acquisitions and Disposition of Assets, we entered into financing commitment letters (Commitment Letters) with certain financial institutions for (i) a seven-year senior secured incremental term loan B facility of up to $3.747 billion (Incremental Term Loan B Facility) and (ii) a one-year senior unsecured term loan bridge facility of up to $785 million (Bridge Facility) and, together with the Incremental Term B Facility, collectively the (Facilities), convertible into a nine-year extended term loan, for purposes of financing a portion of the cash consideration payable under the terms of the agreement of plan merger between the Company and Tribune (Merger Agreement) and to pay or redeem certain indebtedness of Tribune and its subsidiaries. The Commitment Letters also contemplate certain amendments to our existing credit agreement, as subsequently amended (Existing Credit Agreement) in connection with the Tribune Acquisition to permit the acquisition and to provide for the Incremental Term B Facility in accordance with the terms of the Existing Credit Agreement. The Commitment Letters also provide for the syndication of an incremental revolving credit loan facility commitment of up to $225 million (Incremental Revolving Commitments) to be provided in accordance with the terms of the Existing Credit Agreement. The provision of the Incremental Revolving Commitments is not a condition of the Incremental Term B Facility or the Bridge Facility.

The Incremental Term Loan B Facility will be subject to representations, warranties and covenants that, subject to certain agreed modifications, will be substantially similar to those in the Existing Credit Agreement. The documentation for the Bridge Facility shall, except as otherwise agreed, be based on and consistent with the indenture governing our 5.125% Senior Notes due 2027, dated as of August 30, 2016, among STG and U.S. Bank National Association, as trustee (5.125% Notes Indenture), and shall in any case, except as expressly agreed, be no less favorable to us than the 5.125% Notes Indenture.

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

In June 2017, Tribune commenced a consent solicitation, seeking consents from the holders of Tribune notes to amend certain provisions of the indenture governing Tribune's 5.875% Senior Notes due 2022 (Tribune notes), to (i) eliminate any requirement for Tribune to make a "Change of Control Offer," to holders of Tribune notes in connection with the transactions, (ii) clarify the treatment under the Tribune notes of the proposed structure of the transactions and to facilitate the integration of Tribune and its subsidiaries and the Tribune notes with and into the Company's debt capital structure, and (iii) eliminate the expense associated with producing and filing with the SEC separate financial reports for STG, a wholly-owned subsidiary and the television operating subsidiary of the Company, as successor issuer of the Tribune notes, if the Company or any other parent entity of the successor issuer of the Tribune notes, in its sole discretion, provides an unconditional guarantee of the payment obligations of the successor issuer under the Tribune notes. In June 2017, Tribune received the requisite consent from the holders of the Notes and executed a supplemental indenture to amend these provisions of the Tribune indenture. The Company paid a consent fee of $8.25 million to the consenting holders of the Notes.

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

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors and evidence to consider in the FCC's evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, then-Chairman Wheeler announced that the FCC would not, at such time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the full Commission will agree to terminate the Rulemaking without action.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (the "Ownership Order") which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable ownership interest in one station sells more than 15% of the advertising time per week of the second station. The Ownership Order also provides that JSAs that existed prior to March 31, 2014, will not be counted as attributable and may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs may be transferred or assigned without terminating the grandfathering status relief. Among other things, the television JSA attribution rule could limit our future ability to create duopolies or other two-station operations in certain markets. We cannot predict whether we will be able to terminate or restructure such arrangements prior to October 1, 2025, on terms that are as advantageous to us as the current arrangements.  The revenues of these JSA arrangements we earned during the three and six months ended June 30, 2017 were $16.1 million and $29.2 million, and $14.3 million and $26.4 million during the three and six months ended June 30, 2016, respectively. The Ownership Order is the subject of an appeal to the U.S. Court of Appeals for the Third Circuit and of Petitions for Reconsideration before the FCC. We cannot predict the outcome of that appeal or petitions.

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

On September 6, 2016, the FCC released an order eliminating the UHF discount (the "UHF Discount Order"). The UHF discount allowed television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 28 of the stations we currently own and operate, or to which we provide programming services are UHF. On April 20, 2017, the FCC acted on a Petition for Reconsideration of the UHF Discount Order and adopted an Order on Reconsideration which reinstated the UHF Discount, to become effective June 5, 2017. The Order on Reconsideration also announced the FCC's plans to open a rulemaking proceeding later this year to consider whether to modify the national audience reach rule, including the UHF discount. A petition for judicial review of the Order on Reconsideration was filed at the U.S. Court of Appeals for the D.C. Circuit on May 12, 2017. The court has granted Sinclair leave to intervene in the proceedings in support of the FCC. On May 26, 2017, the petitioners in that case filed an emergency motion with the court seeking a stay of the Order on Reconsideration pending judicial review. On June 1, 2017, the D.C. Circuit Court of Appeals entered an administrative stay of the Order on Reconsideration, which was to take effect on June 5, 2017, pending its review of the emergency stay motion. On June 15, 2017, the D.C. Circuit Court of Appeals issued an order dissolving the administrative stay and denying the emergency stay motion. The Order on Reconsideration became effective immediately upon release of the court's order, as a result of which the UHF discount remains in effect. The Petition for Review in the D.C. Circuit of Appeals remains pending at this time, and we cannot predict the outcome of that proceeding. With the application of the UHF discount, counting all our present stations, and including the pending Bonten transaction, we would reach approximately 25% of U.S. households. With the pending Tribune transaction, absent divestitures, we would exceed the 39% cap, even with the application of the UHF discount. Changes to the national ownership cap could limit our ability to make television station acquisitions.

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process. On April 13, 2017, the FCC issued a public notice which announced the conclusion of the spectrum auction. In July 2017, we received $310.7 million of gross proceeds from the auction. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We received letters from the FCC in February 2017 notifying us that 93 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We cannot predict whether the fund will be sufficient to reimburse all of our expenses related to the repack.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (Numerator)
Net Income	$46,035	$50,600	$116,738	$76,229
Net income attributable to noncontrolling interests	(1,390)	(1,181)	(14,891)	(2,670)
Numerator for basic and diluted earnings per common share available to common shareholders	$44,645	$49,419	$101,847	$73,559

Shares (Denominator)
Weighted-average common shares outstanding	102,649	95,026	97,668	94,922
Dilutive effect of stock-settled appreciation rights, restricted stock awards and outstanding stock options	1,016	908	1,039	897
Weighted-average common and common equivalent shares outstanding	103,665	95,934	98,707	95,819

There were no shares for the three and six months ended June 30, 2017, and 525,000 shares for the three and six months ended June 30, 2016 which had an anti-dilutive effect on the equivalent shares outstanding and therefore excluded from the diluted effect above.

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

We had approximately $172.7 million and $226.4 million of intercompany loans between the broadcast segment, other, and corporate as of June 30, 2017 and 2016, respectively.  We had $4.2 million and $6.1 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended June 30, 2017 and 2016, respectively. We had $9.9 million and $12.1 million in intercompany interest expense for the the six months ended June 30, 2017 and 2016, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended June 30, 2017	Broadcast	Other	Corporate	Consolidated
Revenue	$617,985	$61,305	$—	$679,290
Depreciation of property and equipment	21,559	1,819	225	23,603
Amortization of definite-lived intangible assets and other assets	38,298	5,079	—	43,377
Amortization of program contract costs and net realizable value adjustments	28,896	—	—	28,896
General and administrative overhead expenses	22,349	273	2,429	25,051
Research and development	—	1,345	—	1,345
Operating income (loss)	131,284	(9,781)	(2,654)	118,849
Interest expense	1,329	216	49,414	50,959
Income from equity and cost method investments	—	1,462	—	1,462
Assets	4,675,262	768,572	845,702	6,289,536

For the three months ended June 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$608,169	$58,365	$—	$666,534
Depreciation of property and equipment	22,526	1,617	266	24,409
Amortization of definite-lived intangible assets and other assets	38,551	7,074	—	45,625
Amortization of program contract costs and net realizable value adjustments	30,821	—	—	30,821
General and administrative overhead expenses	12,995	283	1,001	14,279
Research and development	—	1,209	—	1,209
Operating income (loss)	145,400	(15,059)	(1,267)	129,074
Interest expense	1,411	1,555	50,950	53,916
Income from equity and cost method investments	—	943	—	943

Six months ended June 30, 2017	Broadcast	Other		Corporate	Consolidated
Revenue	$1,210,409	$118,816		$—	$1,329,225
Depreciation of property and equipment	43,505	3,588		491	47,584
Amortization of definite-lived intangible assets and other assets	76,624	12,307		—	88,931
Amortization of program contract costs and net realizable value adjustments	59,915	—		—	59,915
General and administrative overhead expenses	41,340	561		3,726	45,627
Research and development	—	2,502		—	2,502
Operating income (loss)	245,827	34,868	(a)	(4,217)	276,478
Interest expense	2,695	1,429		104,153	108,277
Income from equity and cost method investments	—	141		—	141
(a) - Includes gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to noncontrolling interests. See Note 2. Acquisitions and Disposition of Assets.

Six months ended June 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$1,155,002	$90,421	$—	$1,245,423
Depreciation of property and equipment	45,274	2,638	532	48,444
Amortization of definite-lived intangible assets and other assets	78,321	11,069	—	89,390
Amortization of program contract costs and net realizable value adjustments	64,281	—	—	64,281
General and administrative overhead expenses	33,431	839	1,350	35,620
Research and development	—	2,310	—	2,310
Operating income (loss)	243,451	(26,156)	(1,882)	215,413
Interest expense	2,893	3,031	97,407	103,331
Income from equity and cost method investments	—	1,366	—	1,366

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.2 million and $1.3 million for the three months ended June 30, 2017 and 2016, and $2.5 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, and $0.9 million and $0.7 million for the for the six months ended June 30, 2017 and 2016, respectively.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5- year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $4.7 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of June 30, 2017 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and own a purchase option to acquire for $0.2 million. We paid Cunningham under these agreements, $1.9 million and $2.3 million for the three months ended June 30, 2017 and 2016, and $3.9 million and $4.5 million for the six months ended June 30, 2017 and 2016, respectively.

The agreements with WBSF-TV and WGTU-TV/WGTQ-TV expire in November 2021 and August 2023, respectively, and each has renewal provisions for successive eight year periods. We earned $1.4 million and $1.5 million from the services we performed for these stations for both the three months ended June 30, 2017 and 2016, and $2.8 million for both the six months ended June 30, 2017 and 2016, respectively.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to the Cunningham Stations include $26.9 million and $30.9 million for the three months ended June 30, 2017 and 2016, and $53.0 million and $58.5 million for the six months ended June 30, 2017 and 2016, respectively.

During January 2016, Cunningham entered into a promissory note to borrow $19.5 million from us. The note bears interest at a fixed rate of 5.0% per annum (the 5.0% Notes), which is payable quarterly, commencing March 31, 2016. The note matures in January 2021, with additional one year renewal periods upon our approval. Interest income was $0.2 million for both the three months ended June 30, 2017 and 2016 and $0.5 million for both the for the six months ended June 30, 2017 and 2016, respectively.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.2 million for both the three months ended June 30, 2017 and 2016, and $0.3 million and $0.2 million, for the six months ended June 30, 2017 and 2016, respectively.  Additionally, Atlantic Automotive leases office space owned by one of our consolidated real estate ventures in Towson, Maryland. In May 2017, our consolidated real estate ventures sold their investment. See Leased property by real estate ventures below for discussion on the sale our consolidated real estate ventures' investment.

Atlantic Automotive paid $0.1 million and $0.2 million in rent during the three months ended June 30, 2017 and 2016, and $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David D. Smith to lease space. There are leases for space in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, and $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

One of our real estate ventures, accounted for under the equity method, owned a building in Towson, MD, which leased restaurant space to entities owned by David D. Smith up until May 2017, when the property was sold to an unrelated party. This investment received less than $0.1 million and $0.1 million in rent pursuant to the lease for the three months ended June 30, 2017 and 2016, and $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Payments for services provided by the restaurants to us was less than $0.1 million for both the three months ended June 30, 2017 and 2016, and six months ended June 30, 2017 and 2016.

Other transactions with equity method investments

In April 2017, we made a $15.0 million investment in 120 Sports LLC, a multi-platform sports network branded as Stadium, which we account for under the equity method. We entered into a services agreement with the entity to provide certain linear distribution, engineering advertising, traffic, sales, and promotional services. For the three months ended June 30, 2017, we did not receive any consideration pursuant to the services agreement.

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

The fair value of our notes payable, capital leases, and commercial bank financing are considered Level 2 measurements within the fair value hierarchy. The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
6.125% Senior Unsecured Notes due 2022	500,000	521,495	500,000	521,240
5.875% Senior Unsecured Notes due 2026	350,000	358,239	350,000	351,456
5.625% Senior Unsecured Notes due 2024	550,000	565,615	550,000	562,755
5.375% Senior Unsecured Notes due 2021	600,000	617,016	600,000	617,892
5.125% Senior Unsecured Notes due 2027	400,000	387,188	400,000	382,028
Term Loan A	251,448	251,656	272,198	271,517
Term Loan B	1,363,150	1,363,150	1,365,625	1,364,841
Debt of variable interest entities	21,456	21,456	23,198	23,198
Debt of other operating divisions	26,313	26,313	135,211	135,211

(a) Amounts are carried net of debt discount and deferred financing cost, which are excluded in the above table, of $42.4 million as of June 30, 2017 and $43.4 million as of December 31, 2016.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of June 30, 2017, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 6.125% Notes, and 5.125% Notes, and until they were redeemed, the 6.375% Notes. As of June 30, 2017, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,068.1 million included $4,040.9 million related to STG and its subsidiaries of which SBG guaranteed $3,993.9 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$755,841	$16,256	$23,950	$—	$796,047
Accounts receivable	—	—	505,902	32,642	(1,258)	537,286
Other current assets	709	2,777	90,821	22,392	(27,590)	89,109
Total current assets	709	758,618	612,979	78,984	(28,848)	1,422,442

Property and equipment, net	1,374	21,938	561,662	132,573	(12,064)	705,483

Investment in consolidated subsidiaries	1,127,687	3,607,749	4,179	—	(4,739,615)	—
Goodwill	—	—	1,998,942	3,867	—	2,002,809
Indefinite-lived intangible assets	—	—	144,648	15,709	—	160,357
Definite-lived intangible assets	—	—	1,703,697	83,341	(61,530)	1,725,508
Other long-term assets	39,936	810,866	119,298	160,988	(858,151)	272,937
Total assets	$1,169,706	$5,199,171	$5,145,405	$475,462	$(5,700,208)	$6,289,536

Accounts payable and accrued liabilities	$440	$65,336	$213,618	$40,129	$(28,765)	$290,758
Current portion of long-term debt	—	160,539	1,829	5,911	—	168,279
Current portion of affiliate long-term debt	793	—	1,323	737	(429)	2,424
Other current liabilities	—	—	66,346	9,681	—	76,027
Total current liabilities	1,233	225,875	283,116	56,458	(29,194)	537,488

Long-term debt	—	3,812,286	29,162	42,711	—	3,884,159
Affiliate long-term debt	—	—	12,022	338,965	(337,774)	13,213
Other liabilities	10,297	35,730	1,212,811	185,885	(715,019)	729,704
Total liabilities	11,530	4,073,891	1,537,111	624,019	(1,081,987)	5,164,564

Total Sinclair Broadcast Group equity (deficit)	1,158,176	1,125,280	3,608,294	(110,969)	(4,622,605)	1,158,176
Noncontrolling interests in consolidated subsidiaries	—	—	—	(37,588)	4,384	(33,204)
Total liabilities and equity (deficit)	$1,169,706	$5,199,171	$5,145,405	$475,462	$(5,700,208)	$6,289,536

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$232,297	$10,675	$17,012	$—	$259,984
Accounts receivable	—	—	478,190	37,024	(1,260)	513,954
Other current assets	5,561	3,143	124,313	25,406	(27,273)	131,150
Total current assets	5,561	235,440	613,178	79,442	(28,533)	905,088

Property and equipment, net	1,820	17,925	570,289	131,326	(3,784)	717,576

Investment in consolidated subsidiaries	551,250	3,614,605	4,179	—	(4,170,034)	—
Goodwill	—	—	1,986,467	4,279	—	1,990,746
Indefinite-lived intangible assets	—	—	140,597	15,709	—	156,306
Definite-lived intangible assets	—	—	1,770,512	233,368	(59,477)	1,944,403
Other long-term assets	$46,586	$819,506	$103,808	$169,817	$(890,668)	$249,049
Total assets	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

Accounts payable and accrued liabilities	$100	$69,118	$225,645	$48,815	$(21,173)	$322,505
Current portion of long-term debt	—	55,501	1,851	113,779	—	171,131
Current portion of affiliate long-term debt	1,857	—	1,514	2,336	(2,103)	3,604
Other current liabilities	—	—	127,967	13,590	(2,324)	139,233
Total current liabilities	1,957	124,619	356,977	178,520	(25,600)	636,473

Long-term debt	—	3,939,463	31,014	44,455	—	4,014,932
Affiliate long-term debt	—	—	12,663	396,957	(395,439)	14,181
Other liabilities	15,277	31,817	1,190,717	183,418	(681,583)	739,646
Total liabilities	17,234	4,095,899	1,591,371	803,350	(1,102,622)	5,405,232

Total Sinclair Broadcast Group equity (deficit)	587,983	591,577	3,597,659	(134,991)	(4,054,245)	587,983
Noncontrolling interests in consolidated subsidiaries	—	—	—	(34,418)	4,371	(30,047)
Total liabilities and equity (deficit)	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$647,266	$53,034	$(21,010)	$679,290

Media program and production expenses	—	—	257,482	30,476	(18,966)	268,992
Selling, general and administrative	2,292	22,412	124,450	2,919	24	152,097
Depreciation, amortization and other operating expenses	225	1,651	112,238	26,012	(774)	139,352
Total operating expenses	2,517	24,063	494,170	59,407	(19,716)	560,441

Operating (loss) income	(2,517)	(24,063)	153,096	(6,373)	(1,294)	118,849

Equity in earnings of consolidated subsidiaries	45,927	96,600	93	—	(142,620)	—
Interest expense	(34)	(49,379)	(1,425)	(4,149)	4,028	(50,959)
Other income (expense)	723	1,128	(1,895)	3,069	—	3,025
Total other income (expense)	46,616	48,349	(3,227)	(1,080)	(138,592)	(47,934)

Income tax benefit (provision)	546	24,636	(51,842)	1,780	—	(24,880)
Net income (loss)	44,645	48,922	98,027	(5,673)	(139,886)	46,035
Net income attributable to the noncontrolling interests	—	—	—	(1,386)	(4)	(1,390)
Net income (loss) attributable to Sinclair Broadcast Group	$44,645	$48,922	$98,027	$(7,059)	$(139,890)	$44,645
Comprehensive income (loss)	$44,645	$48,922	$98,027	$(5,673)	$(139,886)	$46,035

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$627,517	$62,037	$(23,020)	$666,534

Media program and production expenses	—	—	235,138	30,440	(21,958)	243,620
Selling, general and administrative	1,001	14,121	125,331	2,326	(12)	142,767
Depreciation, amortization and other operating expenses	266	1,219	116,970	33,134	(516)	151,073
Total operating expenses	1,267	15,340	477,439	65,900	(22,486)	537,460

Operating (loss) income	(1,267)	(15,340)	150,078	(3,863)	(534)	129,074

Equity in earnings of consolidated subsidiaries	49,136	100,678	69	—	(149,883)	—
Interest expense	(41)	(50,908)	(1,098)	(8,107)	6,238	(53,916)
Other income (expense)	1,087	148	622	190	—	2,047
Total other income (expense)	50,182	49,918	(407)	(7,917)	(143,645)	(51,869)

Income tax benefit (provision)	504	18,034	(47,722)	2,579	—	(26,605)
Net income (loss)	49,419	52,612	101,949	(9,201)	(144,179)	50,600
Net income attributable to the noncontrolling interests	—	—	—	(1,262)	81	(1,181)
Net income (loss) attributable to Sinclair Broadcast Group	$49,419	$52,612	$101,949	$(10,463)	$(144,098)	$49,419
Comprehensive income (loss)	$49,419	$52,612	$101,949	$(9,201)	$(144,179)	$50,600

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,262,975	$106,420	$(40,170)	$1,329,225

Media program and production expenses	—	—	505,686	58,920	(37,459)	527,147
Selling, general and administrative	3,588	41,370	246,884	5,552	—	297,394
Depreciation, amortization and other operating expenses	491	3,376	223,467	2,091	(1,219)	228,206
Total operating expenses	4,079	44,746	976,037	66,563	(38,678)	1,052,747

Operating (loss) income	(4,079)	(44,746)	286,938	39,857	(1,492)	276,478

Equity in earnings of consolidated subsidiaries	104,116	184,405	143	—	(288,664)	—
Interest expense	(71)	(104,083)	(2,545)	(11,772)	10,194	(108,277)
Loss from the extinguishment of debt	—	(1,404)	—	—	—	(1,404)
Other income	824	1,928	(1,399)	2,047	—	3,400
Total other income (expense)	104,869	80,846	(3,801)	(9,725)	(278,470)	(106,281)

Income tax benefit (provision)	1,057	49,741	(96,071)	(8,186)	—	(53,459)
Net income (loss)	101,847	85,841	187,066	21,946	(279,962)	116,738
Net income attributable to the noncontrolling interests	—	—	—	(14,879)	(12)	(14,891)
Net income (loss) attributable to Sinclair Broadcast Group	$101,847	$85,841	$187,066	$7,067	$(279,974)	$101,847
Comprehensive income (loss)	$101,847	$85,841	$187,066	$21,946	$(279,962)	$116,738

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,172,629	$114,287	$(41,493)	$1,245,423

Media program and production expenses	—	—	444,864	54,821	(40,188)	459,497
Selling, general and administrative	2,003	36,219	236,442	4,487	(34)	279,117
Depreciation, amortization and other operating expenses	532	2,410	225,445	63,990	(981)	291,396
Total operating expenses	2,535	38,629	906,751	123,298	(41,203)	1,030,010

Operating (loss) income	(2,535)	(38,629)	265,878	(9,011)	(290)	215,413

Equity in earnings of consolidated subsidiaries	73,424	175,533	119	—	(249,076)	—
Interest expense	(136)	(97,271)	(2,299)	(16,003)	12,378	(103,331)
Other income (expense)	2,230	267	609	(174)	—	2,932
Total other income (expense)	75,518	78,529	(1,571)	(16,177)	(236,698)	(100,399)

Income tax benefit (provision)	576	41,137	(85,902)	5,404	—	(38,785)
Net income (loss)	73,559	81,037	178,405	(19,784)	(236,988)	76,229
Net income attributable to the noncontrolling interests	—	—	—	(2,161)	(509)	(2,670)
Net income (loss) attributable to Sinclair Broadcast Group	$73,559	$81,037	$178,405	$(21,945)	$(237,497)	$73,559
Comprehensive income (loss)	$73,559	$81,037	$178,405	$(19,784)	$(236,988)	$76,229

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$2,030	$(91,863)	$232,678	$(4,671)	$3,308	$141,482
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(117)	(3,913)	(27,596)	(1,881)	—	(33,507)
Acquisition of businesses, net of cash acquired	—	(8,308)	(20,021)	—	—	(28,329)
Purchase of alarm monitoring contracts	—	—	—	(5,682)	—	(5,682)
Proceeds from sale of non-media business	—	—	—	192,639	—	192,639
Investments in equity and cost method investees	(945)	(481)	(15,046)	(4,218)	—	(20,690)
Other, net	2,266	(8,189)	830	2,029	—	(3,064)
Net cash flows from (used in) investing activities	1,204	(20,891)	(61,833)	182,887	—	101,367

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	159,669	—	3,420	—	163,089
Repayments of notes payable, commercial bank financing and capital leases	—	(186,319)	(731)	(114,118)	—	(301,168)
Proceeds from the issuance of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(34,744)	—	—	—	—	(34,744)
Distributions to noncontrolling interests	—	—	—	(18,048)	—	(18,048)
Increase (decrease) in intercompany payables	(453,712)	662,973	(165,240)	(40,563)	(3,458)	—
Other, net	(2,661)	(25)	707	(1,969)	150	(3,798)
Net cash flows (used in) from financing activities	(3,234)	636,298	(165,264)	(171,278)	(3,308)	293,214

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	523,544	5,581	6,938	—	536,063
CASH AND CASH EQUIVALENTS, beginning of period	—	232,297	10,675	17,012	—	259,984
CASH AND CASH EQUIVALENTS, end of period	$—	$755,841	$16,256	$23,950	$—	$796,047

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$2,296	$(81,821)	$282,530	$(8,483)	$15,136	$209,658
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,871)	(45,155)	(3,206)	446	(49,786)
Acquisition of businesses, net of cash acquired	—	—	(412,729)	(10,375)	—	(423,104)
Purchase of alarm monitoring contracts	—	—	—	(21,616)	—	(21,616)
Investments in equity and cost method investees	—	(10,827)	—	(11,016)	—	(21,843)
Loans to affiliates	—	(19,500)	—	—	—	(19,500)
Other, net	1,197	3,725	58	2,419	—	7,399
Net cash flows from (used in) investing activities	1,197	(28,473)	(457,826)	(43,794)	446	(528,450)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	595,000	—	12,555	—	607,555
Repayments of notes payable, commercial bank financing and capital leases	—	(272,672)	(719)	(6,184)	—	(279,575)
Dividends paid on Class A and Class B Common Stock	(32,781)	—	—	—	—	(32,781)
Distributions to noncontrolling interests	—	—	—	(4,170)	—	(4,170)
Repurchase of outstanding Class A Common Stock	(11,247)	—	—	—	—	(11,247)
Increase (decrease) in intercompany payables	42,586	(249,887)	181,829	41,172	(15,700)	—
Other, net	(2,051)	(5,681)	750	(371)	118	(7,235)
Net cash flows (used in) from financing activities	(3,493)	66,760	181,860	43,002	(15,582)	272,547

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(43,534)	6,564	(9,275)	—	(46,245)
CASH AND CASH EQUIVALENTS, beginning of period	—	115,771	235	33,966	—	149,972
CASH AND CASH EQUIVALENTS, end of period	$—	$72,237	$6,799	$24,691	$—	$103,727

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

Industry risks

•	the business conditions of our advertisers particularly in the automotive and service industries;

•	competition with other broadcast television stations, radio stations, MVPDs, internet and broadband content providers and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top content;

•	the effects of the Federal Communications Commission’s (FCC’s) National Broadband Plan and incentive auction and the repacking of our broadcasting spectrum within a limited timeframe;

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

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting; and

•	the impact of MVPDs offering “skinny” programming bundles that may not include television broadcast stations; and

•	fluctuations in advertising rates and availability of inventory.

Risks specific to us

•	our limited ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance and network consents for any future acquisitions;

•	the effectiveness of our management;

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statement of Operations Data:
Media revenues (a)	$631,822	$606,268	$1,234,308	$1,137,591
Revenues realized from station barter arrangements	32,460	34,003	60,030	60,513
Other non-media revenues	15,008	26,263	34,887	47,319
Total revenues	679,290	666,534	1,329,225	1,245,423

Media production expenses	268,992	243,620	527,147	459,497
Media selling, general and administrative expenses	127,046	128,488	251,767	243,497
Expenses realized from barter arrangements	27,550	29,259	50,795	52,184
Depreciation and amortization expenses (b)	95,876	100,855	196,430	202,115
Other non-media expenses	14,731	19,761	31,976	37,458
Corporate general and administrative expenses	25,051	14,279	45,627	35,620
Research and development expenses	1,345	1,209	2,502	2,310
Gain on asset dispositions	(150)	(11)	(53,497)	(2,671)
Operating income	118,849	129,074	276,478	215,413

Interest expense and amortization of debt discount and deferred financing costs	(50,959)	(53,916)	(108,277)	(103,331)
Loss from extinguishment of debt	—	—	(1,404)	—
Income from equity and cost method investees	1,462	943	141	1,366
Other income (expense), net	1,563	1,104	3,259	1,566
Income before income taxes	70,915	77,205	170,197	115,014
Income tax provision	(24,880)	(26,605)	(53,459)	(38,785)
Net income	46,035	50,600	116,738	76,229
Net income attributable to the noncontrolling interests	(1,390)	(1,181)	(14,891)	(2,670)
Net income attributable to Sinclair Broadcast Group	$44,645	$49,419	$101,847	$73,559

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.43	$0.52	$1.04	$0.77
Diluted earnings per share	$0.43	$0.52	$1.03	$0.77

Balance Sheet Data:	June 30, 2017	December 31, 2016
Cash and cash equivalents	$796,047	$259,984
Total assets	$6,289,536	$5,963,168
Total debt (c)	$4,068,075	$4,203,848
Total equity	$1,124,972	$557,936

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

Executive Overview — financial events during the three and six months ended June 30, 2017 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2017 and 2016, including comparisons between quarters and expectations for the three months ended September 30, 2017.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three and six months ended June 30, 2017.

Summary of Significant Events and Financial Highlights from Second Quarter 2017 Events

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

•
In May 2017, we entered into a definitive agreement to acquire 100% of the issued and outstanding shares of Tribune Media Company for approximately $43.50 per share, for an aggregate purchase price of approximately $3.9 billion, plus the assumption or refinancing of approximately $2.7 billion in net debt. Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. The Company expects the transaction will close by year-end 2017 subject to approval by Tribune’s stockholders, as well as customary closing conditions, including approval by the Federal Communications Commission (“FCC”) and antitrust clearance. The Company expects to fund the purchase price at closing through a combination of cash on hand, fully committed debt financing and by accessing the capital markets.

•
In June 2017, Tribune Media Company announced successful consent solicitation with respect to its 5.875% Senior Note due 2022. Tribune received consents from holders of $1.0 billion in principal amount of Notes, representing 93.23% in principal amount of notes outstanding.

•
In June, we completed an acquisition of DataSphere Technologies, Inc. for $15.0 million which provides marketing services to small businesses across the country and works in partnership with multiple media companies, including Sinclair.

Content and Distribution

•
In April, we entered into an agreement with Silver Chalice and 120 Sports as equity partners on a new multi-platform sports network, Stadium, featuring linear broadcast and comprehensive digital offerings, through the merging of 120 Sports’ live studio operations, Silver Chalice’s Campus Insiders’ live collegiate games and Sinclair’s American Sports Network’s(ASN) distribution and live collegiate games.

•
As a reflection of the Company’s commitment to and investment in local news, Sinclair’s newsrooms have been honored over the past year with two National Edward R. Murrow Awards for KOMO in Seattle, WA and KTUL in Tulsa, OK, 36 Regional Edward R. Murrow Awards, and 90 Regional Emmys including two for Circa for investigative reporting.

•
In May 2017, we launched KidsClick, a national multiplatform programming block geared for children that will feature robust and age-appropriate content available on all screens, including broadcast television, online, pay TV, mobile, and over-the-top.

•	In June, the Company and CBS Corporation entered into multi-year affiliation renewals in Austin, TX, Salt
Lake City, UT, Gainesville, FL, and South Bend-Elkhart, IN, renewed the CBS All Access agreement, and agreed to be distributed on the new YouTubeTV live television service. The Company also entered into agreements with American Broadcasting Companies, Inc. (ABC) and NBC Television Network, a division of NBCUniversal Media, LLC (NBC) for carriage of our affiliates on YouTubeTV, and with ABC for carriage on DirectTV Now.

ATSC 3.0

•
In June 2017, we announced that Univision and Northwest Broadcasting joined the Sinclair and Nexstar Media Group spectrum consortium. The consortium’s mission is to promote innovation, and develop and explore products and services associated with ATSC 3.0 and monetization opportunities such as spectrum utilization, virtual MVPD platforms, multicast channels, automotive applications, single frequency networks and wireless data applications, among others. Current total reach of the consortium is approximately 90% of the country.

•
In July, the Company and Nexstar reached a tentative agreement on principles to coordinate the transition of the over-the-air delivery of ATSC 3.0 in 97 television markets. The tentative agreement includes 43 markets where both Companies own a television station, and a plan to spearhead the transition for shared “NextGen” services in the 54 markets where only one of the Companies owns or operates stations.

Financing and Shareholder Returns

•	In May 2017, our Board of Directors declared a quarterly dividend of $0.18 per share, paid on June 15, 2017 to the holders of record at the close of business on June 1, 2017.

•	In August 2017, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on September 15, 2017 to holders of record at the close of business on September 1, 2017.

•	In August 2017, we repurchased 0.2 million shares of Class A Common Stock for $7.8 million.

Other Events

•
In June 2017, our shareholders re-elected its eight Directors at the Company's Annual Shareholders' Meeting. In addition, the shareholders also ratified the appointment of PricewaterhouseCoopers, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017; approved the proposed non-binding advisory vote on executive compensation; approved the proposed triennial advisory vote for executive compensation; and approved the proposed Executive Performance Formula and Incentive Plan.

RESULTS OF OPERATIONS

The results of the businesses acquired during 2017 and 2016 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions and Disposition of Assets in our consolidated financial statements for further discussion of acquisitions. Additionally, any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, and December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast”, that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Media revenues (a)	$631.8	$606.3	$1,234.3	$1,137.6
Revenues realized from station barter arrangements	32.5	34.0	60.0	60.5
Other non-media revenues	15.0	26.2	34.9	47.3
Total revenues	679.3	666.5	1,329.2	1,245.4
Media production expenses (a)	269.0	243.6	527.1	459.5
Media selling, general and administrative expenses (a)	127.0	128.4	251.8	243.5
Expenses recognized from station barter arrangements	27.6	29.2	50.8	52.2
Depreciation and amortization	96.0	100.9	196.4	202.1
Other non-media expenses	14.7	19.8	32.0	37.5
Corporate general and administrative expenses	25.1	14.3	45.6	35.6
Research and development	1.3	1.2	2.5	2.3
Gain on asset dispositions	(0.2)	—	(53.5)	(2.7)
Operating income	$118.8	$129.1	$276.5	$215.4
Net income attributable to Sinclair Broadcast Group	$44.6	$49.4	$101.8	$73.6

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

BROADCAST SEGMENT

Revenue

The following table presents our media revenues, net of agency commissions, for our broadcast segment for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Local revenues:
Non-political	$493.1	$467.5	5.5%	$970.9	$881.2	10.2%
Political	1.2	3.7	(b)	1.6	7.7	(b)
Total local	494.3	471.2	4.9%	972.5	888.9	9.4%
National revenues (a):
Non-political	87.5	92.0	(4.8)%	173.2	174.7	(0.9)%
Political	4.2	12.9	(b)	5.9	33.4	(b)
Total national	91.8	104.9	(12.5)%	179.1	208.1	(14.0)%
Total broadcast segment media revenues	$586.0	$576.1	1.7%	$1,151.6	$1,097.0	5.0%

(a)        National revenue relates to advertising sales sourced from our national representation firm.

(b)        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Media revenues.  Media revenues increased $9.9 million when comparing to the three months ended June 30, 2017 to the same period in 2016 and increased $54.6 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase is primarily related to an increase in retransmission and digital revenues. For the three months ended June 30, 2017, the services, food, and fast food sectors increased year over year, and political, schools, telecommunication, restaurants, and retail sectors decreased year over year. For the six months ended June 30, 2017, the automotive, services, food, entertainment, and home products sectors increased year over year, and political, schools, telecommunication, paid programing, retail, restaurants, furniture and medical sectors, decreased year over year. Automotive, which typically is our largest category, represented 25.3% and 23.4% of net time sales for the six months ended June 30, 2017 and 2016, respectively.

From a network affiliation or program service arrangement perspective, the following table sets forth percentages of our total day net time sales by affiliate for the periods presented:

	# of channels	Percent of Net Time Sales for the		Net Time Sales Percent Change	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended June 30,			Six months ended June 30,
		2017	2016		2017	2016
ABC	36	30.0%	29.5%	0.5%	28.9%	29.0%	(0.1)%
FOX	54	23.6%	24.6%	(1.0)%	25.4%	24.9%	0.5%
CBS	30	19.6%	19.2%	0.4%	19.5%	19.8%	(0.3)%
NBC	22	12.1%	11.9%	0.2%	11.7%	11.6%	0.1%
CW	43	7.6%	7.9%	(0.3)%	7.4%	7.8%	(0.4)%
MNT	34	5.6%	5.6%	—%	5.5%	5.6%	(0.1)%
Other (a)	309	1.5%	1.3%	0.2%	1.6%	1.3%	0.3%
Total	528

(a)     We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Charge!, COMET, Estrella TV, Get TV, Grit, Me TV, TBD, Telemundo, This TV, News & Weather, and Univision.

Political Revenues. Political revenues decreased by $11.2 million and decreased by $33.6 million for the three and six months ended June 30, 2017 and 2016, when compared to the same periods in 2016. Political revenues are typically higher in election years such as 2016.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local time sales, retransmission revenues and other local revenues, increased $25.6 million for the three months ended June 30, 2017, when compared to the same period in 2016. The increase is primarily related to an increase in retransmission as well as an increase in automotive, fast food, and services sectors. These increases were offset by lower revenues in the schools, paid programming and retail sectors.

Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, increased by $89.7 million for the six months ended June 30, 2017, when compared to the same period in 2016. The increase is primarily related to an increase in retransmission and digital revenues, as well as an increase in the automotive, fast food, and services sectors. These increases were offset by lower revenues in the schools, paid programming, retail, and telecommunications sectors.

National Revenues. Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firms, decreased by $4.5 million for the three months ended June 30, 2017 when compared to the same period in 2016. The decrease is primarily related to a decrease in the automotive, direct response, restaurant, and telecommunications sectors. These decreases were offset by higher revenues in the food and media sectors.

Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firm, decreased by $1.5 million for the six months ended June 30, 2017 when compared to the same period in 2016. The decrease is primarily related to a decrease in the telecommunications, direct response, automotive, and pharmaceutical/cosmetics sectors. These decreases were offset by higher revenues in the media, food, and entertainment sectors.

Expenses

The following table presents our significant operating expense categories for our broadcast segment for the periods presented (in millions):

	Three months ended June 30,		Percent Change (Increase/(Decrease))	Six months ended June 30,		Percent Change (Increase/(Decrease))
	2017	2016		2017	2016
Media production expenses	$236.6	$214.0	10.6%	$469.5	$416.6	12.7%
Media selling, general and administrative expenses	$112.0	$116.7	(4.0)%	$224.5	$226.8	(1.0)%
Amortization of program contract costs and net realizable value adjustments	$28.9	$30.8	(6.2)%	$59.9	$64.3	(6.8)%
Corporate general and administrative expenses	$22.3	$13.0	71.5%	$41.3	$33.4	23.7%
Depreciation and amortization expenses	$59.9	$61.1	(2.0)%	$120.1	$123.6	(2.8)%

Media production expenses.  Media production expenses increased $22.6 million and $52.9 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase is primarily related to increases in fees pursuant to network affiliation agreements mainly due to higher retransmission revenue, an increase in costs related to viewership measurement, partially offset by a reduction of equipment maintenance costs.

Media selling, general and administrative expense.  Media selling, general and administrative expenses decreased $4.7 million and $2.3 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease for both periods is related to the settlement with the FCC included for June 2016 for the amount of $9.5 million, partially offset by higher information technology infrastructure costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $1.9 million and $4.4 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease is primarily due to timing of amortization on long term contracts, reduced renewal costs, and partially offset by the increase of cost due to new programs added since the same period in 2016. Additionally, we recognized $0.4 million and $2.1 million of accelerated amortization of certain program contracts during the three and six months ended June 30, 2016, respectively, resulting in reduced amortization attributed to those contracts in 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $1.2 million and $3.5 million during the three and six months ended June 30, 2017. These decreases are primarily related to the disposition of certain broadcast assets during 2016.

OTHER

Media revenues, media production expenses, and media selling, general, and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our non-broadcast digital and internet businesses. We recorded media revenue of $45.8 million and $30.1 million for the three months ended June 30, 2017 and 2016, respectively, and $82.5 million and $40.6 million for the six months ended June 30, 2017 and 2016, respectively. The year over year increase for the three-month period is primarily related to Tennis Channel, primarily related to an increase in retransmission revenue, as well as increases in revenue from our other original networks. We recorded media expenses of $47.4 million and $41.4 million for the three months ended June 30, 2017 and 2016, respectively, and $84.9 million and $59.6 million for the six months ended June 30, 2017 and 2016, respectively. Our expenses relate to the programming and production, and general and administrative costs related to the operations of our network, content, and digital and internet businesses. The year over year increases primarily relate to Tennis Channel, which was acquired during the first quarter of 2016, and general and administrative costs related to the start-up of our original networks and content, production costs of new original programming, and new digital and internet initiatives such as Circa News.

Other non-media revenues and expenses:

Investments in real estate ventures. We have controlling interests in certain real estate investments owned by Keyser Capital which we consolidate. Revenues from the investments were $5.3 million and $5.2 million the three months ended June 30, 2017 and 2016, respectively, and $9.4 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively. Expenses, including other non-media expenses, general and administrative, depreciation and amortization and other income and expense items related to these investments in real estate ventures were $5.0 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively, and $9.7 million and $10.8 million for the six months ended June 30, 2017 and 2016, respectively.

Investments in private equity. We have controlling interests in certain private equity investments owned by Keyser Capital, which we consolidate; that includes Triangle Sign & Service, LLC, a sign designer and fabricator; and Alarm, a regional security alarm operating and bulk acquisition company which we sold in March 2017. Revenues were $7.0 million and $17.1 million for the three months ended June 30, 2017 and 2016, respectively, and $21.8 million and $31.8 million for the six months ended June 30, 2017 and 2016, respectively. Expenses, including other non-media expenses, general and administrative, depreciation and amortization, and other applicable other income and expense items were $4.8 million and $14.4 million for the three months ended June 30, 2017 and 2016, respectively, and $17.1 million and $32.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in revenues and expenses for both the three and six month periods is primarily due to the sale of Alarm in early March 2017.

Technical Services. We own certain subsidiaries which service and support broadcast transmitters and design and manufacture broadcast systems. Revenues from technical services were $3.3 million and $3.9 million for the three months ended June 30, 2017 and 2016, respectively and $4.3 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively. Excluding research and development costs, expenses including other non-media expenses, general and administrative, depreciation and amortization, and other income and expense items related to technical services were $4.1 million and $3.9 million during the three months ended June 30, 2017 and 2016, respectively, $6.8 million and $6.9 million for the six months ended June 30, 2017 and 2016, respectively.

Research and development expenses. Our research and development expenses relate to the costs to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). Research and development related costs were $1.3 million and $1.2 million, for the three months ended June 30, 2017 and 2016, respectively, $2.5 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

Income from Equity and Cost Method Investments. We recorded income from equity and cost method investments of $1.5 million and $0.9 million for three months ended June 30, 2017 and 2016, respectively. We recorded income from equity and cost method investments of $0.1 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended June 30,		Percent Change (Increase/ (Decrease))	Six months ended June 30,		Percent Change (Increase/ (Decrease))
	2017	2016		2017	2016
Corporate general and administrative expenses	$2.4	$1.0	140.0%	$3.7	$1.4	164.3%
Interest expense	$49.4	$50.9	(2.9)%	$104.2	$97.4	7.0%
Income tax provision	$(24.9)	$(26.6)	(6.4)%	$(53.5)	$(38.8)	37.9%
Loss from extinguishment of debt	$—	$—	n/a	$1.4	$—	n/a

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

Corporate general and administrative expenses increased in total by $10.8 million and $10.2 million for the three and six months ended June 30, 2017, when compared to the same period in 2016. The increase is due to $6.1 million in expenses incurred related to legal and consulting fees related to our pending acquisitions during the second quarter of 2017 as well as increased employee compensation costs related to merit increases. We expect corporate general and administrative expenses to decrease in the third quarter of 2017 compared to second quarter of 2017.

 Interest expense.  The explanation that follows combines the interest expense included within the Broadcast Segment with the interest expense found in this section, Corporate and Unallocated Expenses. Interest expense decreased by $1.8 million for the three months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily related to the net effect of the redemption of $350 million of 6.375% senior unsecured notes (6.375% Notes) and the offering of $400 million of senior unsecured notes in August 2016 bearing a more favorable interest rate of 5.125% (5.125% Notes), along with the amendment of certain terms and extension of the maturity of Term Loan B under the existing bank credit agreement in June 2016 and January 2017, respectively.

Interest expense increased $5.3 million during the six months ended June 30, 2017, compared to the same period in 2016 primarily due to $6.4 million in debt financing fees expensed related to the amendment of certain terms and extension of the maturity date of Term Loan B under the existing bank credit agreement, partially offset by the net effect of the redemption of the 6.375% Notes and offering for 5.125% Notes. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three months ended June 30, 2017, excluding net income attributable to the noncontrolling interests, was a provision of 35.8% as compared to a provision of 35.0% during the same periods in 2016. The increase in the effective tax rate for the three months ended June 30, 2017, as compared to the same period in 2016, is primarily due to greater unrecognized tax benefits recorded in 2017.

The effective tax rate for the for the six months ended June 30, 2017, excluding net income attributable to the noncontrolling interests, was a provision of 34.4% as compared to a provision of 34.5% during the same periods in 2016.

Loss from extinguishment of debt. In January 2017, we entered into an amendment to our Bank Credit Agreement that includes extended maturity for some Term Loan positions and more favorable rates. As a result, we recognized a loss of $1.4 million from the extinguishment of debt. See Note 3. Notes Payable and Commercial Bank Financing for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $796.0 million in cash and cash equivalent balances and net working capital of approximately $885.0 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of June 30, 2017, we had $484.4 million of borrowing capacity available on our revolving credit facility.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net cash flows from operating activities	$71.9	$75.6	$141.5	$209.7

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(12.7)	$(23.9)	$(33.5)	$(49.8)
Acquisition of businesses, net of cash acquired	(20.3)	(38.4)	(28.3)	(423.1)
Proceeds from sale of non-media business	0.5	—	192.6	—
Investments in equity and cost method investees	(17.6)	(2.0)	(20.7)	(21.8)
Investments in other non-media assets	—	(14.6)	(5.7)	(21.6)
Loans to affiliates	—	—	—	(19.5)
Other	(3.6)	5.1	(3.0)	7.3
Net cash flows from (used in) investing activities	$(53.7)	$(73.8)	$101.4	$(528.5)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$—	$8.7	$163.1	$607.6
Repayments of notes payable, commercial bank financing and capital leases	(16.8)	(18.3)	(301.2)	(279.6)
Proceeds from the sale of Class A Common Stock	—	—	487.9	—
Dividends paid on Class A and Class B Common Stock	(18.4)	(17.2)	(34.7)	(32.8)
Repurchase of outstanding Class A Common Stock	—	(11.2)	—	(11.2)
Other	(2.5)	(1.6)	(21.9)	(11.5)
Net cash flows from financing activities	$(37.7)	$(39.6)	$293.2	$272.5

Operating Activities

Net cash flows from operating activities decreased during the three and six months ended June 30, 2017 compared to the same period in 2016.  The decrease is primarily related to increased payments to vendors and tax payments, partially offset by higher cash received from customers compared to the same period in the prior year,

Investing Activities

Net cash flows from investing activities increased during the for the three months ended June 30, 2017 compared to the same period in 2016.  This increase is primarily related to a decrease in acquisition activity compared to the same period in 2016 and a decrease in capital expenditures compared to the same period in 2016, partially offset by an increase in investment in equity and cost method investments compared to the same period in 2016.

The change in net cash investing used in (from) investing activities during the for the six months ended June 30, 2017 compared to the same period in 2016 is primarily related to proceeds received from the sale of Alarm Funding in March 2017, a decrease in acquisition activity, a decrease in capital expenditures, and a decrease in loans to affiliates compared to the same period in 2016.

In the third quarter of 2017, we anticipate capital expenditures to increase from the second quarter of 2017. As discussed in Note 4. Commitments and Contingencies, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect to begin to incur capital expenditures in the later half of 2017 related to the repacking process. We expect that the majority of expenditures will be reimbursed by the fund established by the Auction.

We expect that cash used for the acquisition of businesses will increase in third quarter of 2017 related to the acquisition of Bonten as discussed in Note 2. Acquisitions and Disposition of Assets.

Financing Activities

Net cash flows used in financing activities decreased for the three months ended June 30, 2017, compared to the same period in 2016. The decrease is primarily due to repurchases of Class A common stock during 2016, partially offset by proceeds from the issuance of debt during 2016.

Net cash flows from financing activities increased during the for the six months ended June 30, 2017, compared to the same period in 2016. The increase is primarily due to the proceeds received from the public offering of Class A Common Stock during the first quarter of 2017, partially offset by the repayment of notes payable in conjunction with the sale of Alarm during the first quarter of 2017, and proceeds from the issuance of our 5.875% Notes, net of repayments on our revolving credit facility, during the first quarter of 2016.

In August 2017, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

See Bank Credit Agreement within Note 3. Notes Payable and Commercial Bank Financing for the amendment of the Bank Credit Agreement in January 2017.

As of June 30, 2017, there were no other material changes to our contractual cash obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2017.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017 we completed the implementation of a new enterprise resource planning (ERP) system which is functioning as designed. We have made appropriate changes to our internal controls as a result of the implementation of this new system.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2017.

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