Form 10-Q
period 2017-09-30
SINCLAIR BROADCAST GROUP INC
filed 2017-11-08
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

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

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of November 6, 2017
Class A Common Stock	76,071,145
Class B Common Stock	25,670,684

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$602,193	$259,984
Restricted cash	312,802	200
Accounts receivable, net of allowance for doubtful accounts of $2,510 and $2,124, respectively	523,111	513,954
Current portion of program contract costs	97,768	83,601
Income taxes receivable	5,080	5,500
Prepaid expenses and other current assets	37,384	36,067
Deferred barter costs	11,093	5,782
Total current assets	1,589,431	905,088
Program contract costs, less current portion	4,513	8,919
Property and equipment, net	724,125	717,576
Restricted cash	1,501	—
Goodwill	2,113,651	1,990,746
Indefinite-lived intangible assets	168,720	156,306
Definite-lived intangible assets, net	1,841,938	1,944,403
Notes Receivable from affiliates	19,500	19,500
Other assets	223,690	220,630
Total assets (a)	$6,687,069	$5,963,168
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$290,848	$322,505
Deferred spectrum auction proceeds	310,802	—
Income taxes payable	1,500	23,491
Current portion of notes payable, capital leases and commercial bank financing	164,485	171,131
Current portion of notes and capital leases payable to affiliates	2,183	3,604
Current portion of program contracts payable	130,892	109,702
Deferred barter revenues	10,513	6,040
Total current liabilities	911,223	636,473
Long-term liabilities:
Notes payable, capital leases and commercial bank financing, less current portion	3,876,134	4,014,932
Notes payable and capital leases to affiliates, less current portion	12,824	14,181
Program contracts payable, less current portion	46,026	53,836
Deferred tax liabilities	661,745	609,317
Other long-term liabilities	70,818	76,493
Total liabilities (a)	5,578,770	5,405,232
Commitments and contingencies (See Note 4)
Equity:
Sinclair Broadcast Group shareholders’ equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 76,032,524 and 64,558,207 shares issued and outstanding, respectively	760	646
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,318,155	843,691
Accumulated deficit	(176,370)	(255,804)
Accumulated other comprehensive loss	(807)	(807)
Total Sinclair Broadcast Group shareholders’ equity	1,141,995	587,983
Noncontrolling interests	(33,696)	(30,047)
Total equity	1,108,299	557,936
Total liabilities and equity	$6,687,069	$5,963,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of September 30, 2017 and December 31, 2016 include total assets of variable interest entities (VIEs) of $260.7 million and $142.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of September 30, 2017 and December 31, 2016 include total liabilities of the VIEs of $160.2 million and $40.9 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Media revenues	$624,169	$635,269	$1,858,477	$1,772,860
Revenues realized from station barter arrangements	31,787	32,061	91,817	92,574
Other non-media revenues	14,935	26,505	49,821	73,824
Total revenues	670,891	693,835	2,000,115	1,939,258
OPERATING EXPENSES:
Media production expenses	267,993	242,880	795,140	702,377
Media selling, general and administrative expenses	133,605	126,672	385,372	370,169
Expenses realized from barter arrangements	26,696	27,181	77,491	79,365
Amortization of program contract costs and net realizable value adjustments	28,047	32,441	87,962	96,722
Other non-media expenses	14,945	20,488	46,921	57,946
Depreciation of property and equipment	24,442	25,886	72,026	74,330
Corporate general and administrative expenses	25,831	19,052	71,458	54,672
Amortization of definite-lived intangible and other assets	43,368	47,807	132,299	137,197
Research and development expenses	2,551	745	5,053	3,055
Gain on asset dispositions	(34)	(3,311)	(53,531)	(5,982)
Total operating expenses	567,444	539,841	1,620,191	1,569,851
Operating income	103,447	153,994	379,924	369,407
OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(51,743)	(53,488)	(160,020)	(156,819)
Loss from extinguishment of debt	—	(23,699)	(1,404)	(23,699)
(Loss) income from equity and cost method investments	(4,362)	1,423	(4,221)	2,789
Other income, net	2,342	789	5,601	2,355
Total other expense, net	(53,763)	(74,975)	(160,044)	(175,374)
Income before income taxes	49,684	79,019	219,880	194,033
INCOME TAX PROVISION	(17,118)	(26,986)	(70,577)	(65,771)
NET INCOME	32,566	52,033	149,303	128,262
Net income attributable to the noncontrolling interests	(1,929)	(1,188)	(16,820)	(3,858)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$30,637	$50,845	$132,483	$124,404
Dividends declared per share	$0.180	$0.180	$0.540	$0.525
BASIC AND DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.30	$0.54	$1.34	$1.32
Diluted earnings per share	$0.30	$0.54	$1.32	$1.30
Weighted average common shares outstanding	102,245	93,948	99,210	94,595
Weighted average common and common equivalent shares outstanding	103,055	94,766	100,173	95,465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$32,566	$52,033	$149,303	$128,262
Comprehensive income	32,566	52,033	149,303	128,262
Comprehensive income attributable to the noncontrolling interests	(1,929)	(1,188)	(16,820)	(3,858)
Comprehensive income attributable to Sinclair Broadcast Group	$30,637	$50,845	$132,483	$124,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standards	—	—	—	—	431	1,833	—	—	2,264
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(49,667)	—	—	(49,667)
Repurchases of Class A Common Stock	(3,610,201)	(37)	—	—	(101,127)	—	—	—	(101,164)
Class A Common Stock issued pursuant to employee benefit plans	364,319	4	—	—	14,865	—	—	—	14,869
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8,363)	(8,363)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	787	787
Net income	—	—	—	—	—	124,404	—	3,858	128,262
BALANCE, September 30, 2016	65,546,601	$655	25,928,357	$259	$876,895	$(360,459)	$(834)	$(29,850)	$486,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936
Issuance of common stock, net of issuance costs	12,000,000	120	—	—	487,763	—	—	—	487,883
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(53,049)	—	—	(53,049)
Repurchases of Class A Common Stock	(997,300)	(10)	—	—	(30,277)	—	—	—	(30,287)
Class A Common Stock issued pursuant to employee benefit plans	471,617	4	—	—	16,978	—	—	—	16,982
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(20,469)	(20,469)
Net income	—	—	—	—	—	132,483	—	16,820	149,303
BALANCE, September 30, 2017	76,032,524	$760	25,670,684	$257	$1,318,155	$(176,370)	$(807)	$(33,696)	$1,108,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$149,303	$128,262
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	72,026	74,330
Amortization of definite-lived intangible and other assets	132,299	137,197
Amortization of program contract costs and net realizable value adjustments	87,962	96,722
Loss on extinguishment of debt, non-cash portion	1,404	3,875
Stock-based compensation expense	12,905	13,470
Deferred tax provision (benefit)	(13,285)	6,631
Gain on asset dispositions	(53,531)	(5,982)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	2,167	(77,118)
Increase in prepaid expenses and other current assets	(1,057)	(4,344)
(Decrease) increase in accounts payable and accrued liabilities	(28,237)	36,286
Net change in net income taxes payable/receivable	(21,571)	(8,411)
Payments on program contracts payable	(84,499)	(84,625)
Other, net	22,525	13,967
Net cash flows from operating activities	278,411	330,260

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(55,463)	(68,601)
Acquisition of businesses, net of cash acquired	(269,799)	(425,856)
Purchase of alarm monitoring contracts	(5,682)	(29,143)
Proceeds from sale of non-media business	192,634	16,396
Investments in equity and cost method investees	(22,302)	(34,224)
Loans to affiliates	—	(19,500)
Other, net	(550)	3,401
Net cash flows used in investing activities	(161,162)	(557,527)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	166,041	1,011,312
Repayments of notes payable, commercial bank financing and capital leases	(318,309)	(653,987)
Net proceeds from the sale of Class A Common Stock	487,883	—
Dividends paid on Class A and Class B Common Stock	(53,049)	(49,667)
Distributions to noncontrolling interests	(20,469)	(8,363)
Repurchase of outstanding Class A Common Stock	(30,287)	(101,164)
Payments for deferred financing cost	(731)	(15,598)
Other, net	(6,119)	(693)
Net cash flows from financing activities	224,960	181,840
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342,209	(45,427)
CASH AND CASH EQUIVALENTS, beginning of period	259,984	149,972
CASH AND CASH EQUIVALENTS, end of period	$602,193	$104,545

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

As of September 30, 2017, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 192 stations in 89 markets. These stations broadcast 586 channels, as of September 30, 2017. For the purpose of this report, these 192 stations and 586 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity (deficit) and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 7. Related Person Transactions for more information about the arrangements with Cunningham. See Changes in the Rules of Television Ownership, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap within Note 4. Commitments and Contingencies for discussion of recent changes in Federal Communications Commission (FCC) rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented (in thousands):

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Restricted cash	$122,948	$—
Accounts receivable	18,820	21,879
Other current assets	12,851	12,076
Total current assets	154,619	33,955

Program contract costs, less current portion	1,091	2,468
Property and equipment, net	6,418	2,996
Goodwill and indefinite-lived intangible assets	16,475	16,475
Definite-lived intangible assets, net	76,487	79,509
Other assets	5,601	6,871
Total assets	$260,691	$142,274

LIABILITIES
Current liabilities:
Deferred spectrum auction proceeds	$122,948	$—
Other current liabilities	23,899	18,992

Long-term liabilities:
Notes payable, capital leases and commercial bank financing, less current portion	15,043	19,449
Program contracts payable, less current portion	12,063	14,353
Other long-term liabilities	8,452	12,921
Total liabilities	$182,405	$65,715

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs and certain outsourcing agreements which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs as of September 30, 2017 and December 31, 2016, which are excluded from liabilities above, were $42.8 million and $40.8 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.7 million and $4.5 million for the years ended September 30, 2017 and December 31, 2016, respectively.  Also excluded from the amounts above are liabilities associated with certain outsourcing agreements and purchase options with certain VIEs totaling $78.1 million and $74.5 million as of September 30, 2017 and December 31, 2016, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of September 30, 2017 and December 31, 2016 are $105.2 million and $117.0 million, respectively, and are included in other assets in the consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded loss of $1.3 million and income of $2.1 million for the three and nine months ended September 30, 2017, and income of $1.4 million and $2.8 million for the three and nine months ended September 30, 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The new standard will be effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. We have not finalized our assessment of the impact of this guidance on our consolidated financial statements. However, we do not currently believe that the adoption of this guidance will have a material impact on our station advertising or retransmission consent revenue. We have determined that under the new standard, certain barter revenue and expense related to syndicated programming will no longer be recognized. Barter revenues and expenses for the three and nine months ending September 30, 2017 was $26.4 million and $76.4 million, respectively.

In January 2016, the FASB issued new guidance which address certain aspects of recognition, measurement, presentation, and disclose of financial instruments. The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee) at fair value, with changes in fair value recognized in net income. The new standard is effective for the interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

In November 2016, FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows. This new standard requires that a statement of cash flow explain change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling from period to period as shown on the cash flow. The new standard is effective for the fiscal year beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. Upon adoption, we will retrospectively reconcile the consolidated statement of cash flows to the restricted cash balance included in the consolidated balance sheet for the period presented in our financial statements. We are currently evaluating the method of presentation on our financial statements.

In January 2017, the FASB issued guidance which clarifies the definition of a business with additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard should be applied prospectively and is effective for the interim and annual periods beginning after December 15, 2017. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In January 2017, the FASB issued guidance which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new standard should be applied prospectively and is effective for the interim and annual periods beginning after December 15, 2019. Early adoption is permitted. We adopted this guidance during the first quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

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

Broadcast Incentive Auction

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process. On April 13, 2017, the FCC issued a public notice which announced the conclusion of the spectrum auction. In July 2017, we received $310.8 million of gross proceeds from the auction. These proceeds are reflected as restricted cash because we directed the FCC to deposit those proceeds with the qualifying intermediaries accounts to facilitate potential like kind exchange transactions.

We are limited in our ability to access this cash for a period of time which ends at the earlier of the date that we close on the acquisition of qualifying replacement property or 180 days from the date that the cash was received. We received the auction proceeds in advance of vacating the spectrum sold in the auction; as a result, we have recorded a corresponding deferred liability of $310.8 million. We expect to recognize a gain of approximately $308.2 million once we vacate/cease using the spectrum sold in the auction which we expect will occur during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 98 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. However, we cannot predict whether the fund will be sufficient to reimburse all of our expenses. The sufficiency of the fund is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for repacking costs.

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

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2017 and 2016 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and nine months ended September 30, 2017 and 2016, approximated the statutory rate.

Equity Offering

On March 15, 2017, we issued and sold 12.0 million shares of Class A Common stock to the public at a price of $42.00 per share. The proceeds from the offering, net of financing costs, were approximately $487.9 million and are intended to fund future potential acquisitions and general corporate purposes.

Share Repurchase Program

On March 20, 2014, the Board of Directors authorized a $150.0 million share repurchase authorization. On September 6, 2016 the Board of Directors authorized an additional $150.0 million shares repurchases authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the three and nine months ended September 30, 2017, we purchased approximately 1.0 million shares of Class A Common Stock for $30.3 million. As of September 30, 2017, the total remaining repurchase authorization is $88.8 million.

Subsequent Events

In October 2017, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on December 15, 2017 to holders of record at the close of business on December 1, 2017.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITION OF ASSETS:

2017 Acquisitions.

Bonten . On September 1, 2017, we acquired the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham acquired the membership interest of Esteem Broadcasting (Esteem) for an aggregate purchase price of $240 million plus a working capital adjustment, excluding cash acquired, of $1.3 million accounted for as a business combination under the acquisition method of accounting. As a result of the transaction we added 14 television stations in 8 markets: Tri-Cities, TN/VA; Greensville/New Bern/Washington, NC; Chico/Redding, CA; Abilene/Sweetwater, TX; Missoula, MT; Butte/Bozeman, MT; San Angelo, TX; and Eureka, CA. Cunningham assumed the joint sales agreement under which we will provide services to 4 additional stations. The transaction was funded through cash on hand. The acquisition will expand our regional presence in several states where we already operate and help us bring improvements to small market stations.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in thousands):

Accounts receivable	14,665
Prepaid expenses and other current assets	699
Program contract costs	683
Property and equipment	23,019
Definite-lived intangible assets	157,979
Indefinite-lived intangible assets	8,363
Other assets	3,609
Accounts payable and accrued liabilities	(8,481)
Program contracts payable	(783)
Deferred tax liability	(65,789)
Other long term liabilities	(3,409)
Fair value of identifiable net assets acquired	130,555
Goodwill	110,716
Total purchase price, net of cash acquired	$241,271

The preliminary purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The allocation is preliminary pending a final determination of the fair value of the assets and liabilities.

The definite-lived intangible assets of $158.0 million is comprised of network affiliations of $49.5 million and customer relationships of $108.5 million. These intangible assets will be amortized over a weighted average useful life of 14 years for network affiliations and other intangible assets. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies. We expect that goodwill deductible for tax purposes will be approximately $5.6 million.

In connection with the acquisition for the three and nine months ended September 30, 2017, we incurred a total of $0.3 million and $0.8 million, respectively, of costs primarily related to legal and other professional services which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations. Net revenues and operating income of the Bonten stations in our consolidated statements of operations, were $7.6 million and $0.9 million for the three and nine months ended September 30, 2017.

Other 2017 Acquisitions. During 2017, we acquired certain media assets for an aggregate $27 million, less working capital of $2.8 million. The transactions were funded with cash on hand.

2016 Acquisitions.

Tennis Channel. In March 2016, we acquired all of the outstanding common stock of Tennis Channel (Tennis), a cable network which includes coverage of the top 100 tennis tournaments and original professional sport and tennis lifestyle shows for $350.0 million plus a working capital adjustment, excluding cash acquired, of $4.1 million accounted for as a business combination under the acquisition method of accounting. The transaction was funded through cash on hand and a draw on the Bank Credit Agreement. The acquisition provides an expansion of our network business and increases value based on the synergies we can achieve. Tennis is reported within Other within Note 6. Segment Data.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in thousands):

Accounts receivable	17,629
Prepaid expenses and other current assets	6,518
Property and equipment	5,964
Definite-lived intangible assets	272,686
Indefinite-lived intangible assets	23,400
Other assets	619
Accounts payable and accrued liabilities	(7,414)
Capital leases	(115)
Deferred tax liability	(16,991)
Other long term liabilities	(1,669)
Fair value of identifiable net assets acquired	300,627
Goodwill	53,427
Total purchase price, net of cash acquired	$354,054

The purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

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

Net revenues of Tennis included in our consolidated statements of operations, were $33.9 million and $103.2 million for the three and nine months ended September 30, 2017, and $27.4 million and $62.5 million for the three and nine months ended September 30, 2016, respectively. Our consolidated statements of operations included operating income of Tennis of $3.0 million and $8.1 million for the three and nine months ended September 30, 2017, respectively, and an operating income of $1.3 million and an operating loss of $9.6 million for the three and nine months ended September 30, 2016, respectively.

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

Pro Forma Information. The following table sets forth unaudited results of operations, assuming that Bonten for the three and nine months ended September 30, 2017 and 2016 and that Tennis for the nine months ended September 30, 2016, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the other acquisitions discussed above, as they were deemed not material both individually and in the aggregate (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total revenues	$685,382	$714,451	$2,056,790	$2,014,195
Net Income	$34,303	$54,437	$155,532	$134,504
Net Income attributable to Sinclair Broadcast Group	$32,374	$53,249	$138,712	$130,646
Basic earnings per share attributable to Sinclair Broadcast Group	$0.32	$0.57	$1.40	$1.38
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.31	$0.56	$1.38	$1.37

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated Bonten or Tennis for the periods presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense and amortization of intangible assets related to the fair value adjustments of the assets acquired and any adjustments to interest expense to reflect the debt financing of the transactions, if applicable. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangible and intangible assets in purchase accounting.

Pending Acquisitions. In May 2017, we entered into a definitive agreement to acquire the stock of Tribune Media Company (Tribune) for $43.50 per share, for an aggregate purchase price of approximately $3.9 billion, plus the assumption or refinancing of approximately $2.7 billion in net debt. Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. Tribune owns or operates 42 television stations in 33 markets, cable network WGN America, digital multicast network Antenna TV, minority stakes in the TV Food Network, ThisTV, and CareerBuilder, and a variety of real estate assets. Tribune’s stations consists of 14 FOX, 12 CW, 6 CBS, 3 ABC, 2 NBC, 3 MyNetworkTV affiliates and 2 independent stations. We expect the transaction will close during the first quarter of 2018, as well as customary closing conditions, including antitrust clearance and approval by the FCC. We expect to fund the purchase price through a combination of cash on hand, fully committed debt financing, and by accessing the capital markets. In October 2017, Tribune shareholders held a meeting and voted to approve the merger agreement. See Note 3. Notes Payable and Commercial Bank Financing for further discussion on debt financing.

2017 Dispositions

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

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

On January 3, 2017, we amended our bank credit agreement. We extended the maturity date of the Term Loan B from April 9, 2020 and July 31, 2021 to January 3, 2024. In connection with the extension, we added additional operating flexibility, including a reduction in certain pricing terms related to Term Loan B and our existing revolving credit facility (Revolver) and revisions to certain covenant ratio requirements. The Term Loan B and Revolver bear interest at LIBOR plus 2.25% and 2.00%, respectively. We incurred approximately $11.6 million of financing costs in connection with the amendment, of which $3.4 million related to an original issuance discount, $7.7 million was expensed, and $0.5 million was capitalized as a deferred financing cost as of September 30, 2017. Additionally, unamortized deferred financing costs of $1.4 million were written off as loss on extinguishment in the consolidated statement of operations in the first quarter of 2017 related to this amendment. As of September 30, 2017 and December 31, 2016, the Term Loan B balance net of deferred financing costs and debt discounts was $1,346.7 million and $1,353.5 million, respectively.

As of September 30, 2017 and December 31, 2016, there was no outstanding balance under our revolving credit facility. As of September 30, 2017, we had $484.4 million of borrowing capacity under our revolving credit facility.

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

In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. With these changes, a television broadcast station is prohibited from negotiating retransmission consent jointly with another television station in the same market unless the “stations are directly or indirectly under common de jure control permitted under the regulations of the Commission.” During a 2015 retransmission consent negotiation, an MVPD filed a complaint with the FCC accusing us of violating this rule. Although we reached agreement with the MVPD, the FCC initiated an investigation. In order to resolve the investigation and all other pending matters before the FCC's Media Bureau (including the grant of all outstanding renewals and dismissal or cancellation of all outstanding adversarial pleadings or forfeitures before the Media Bureau), the Company, on July 29, 2016, without any admission of liability, entered into a consent decree with the FCC pursuant to which the Company paid a settlement payment and agreed to be subject to ongoing compliance monitoring by the FCC for a period of 36 months.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (the "Ownership Order") which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable ownership interest in one station sells more than 15% of the advertising time per week of the second station. The Ownership Order also provides that JSAs that existed prior to March 31, 2014, will not be counted as attributable and may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs may be transferred or assigned without terminating the grandfathering status relief. Among other things, the television JSA attribution rule could limit our future ability to create duopolies or other two-station operations in certain markets. We cannot predict whether we will be able to terminate or restructure such arrangements prior to October 1, 2025, on terms that are as advantageous to us as the current arrangements.  The revenues of these JSA arrangements we earned during the three and nine months ended September 30, 2017 were $15.9 million and $45.1 million, and $16.0 million and $42.5 million during the three and nine months ended September 30, 2016, respectively. The Ownership Order is the subject of an appeal to the U.S. Court of Appeals for the Third Circuit and Petitions for Reconsideration before the FCC. On October 26, 2017, the FCC announced plans to grant in part and deny in part the Petitions for Reconsideration and released a draft Order on Reconsideration to be voted on at the Commission’s November 16, 2017 monthly public meeting. The draft Order on Reconsideration includes, among other things, proposals to (1) eliminate the Newspaper/Broadcast and TV/Radio Cross-Ownership Rules; (2) permit certain TV duopolies in all markets by eliminating the Eight Voices Test and assessing proposed Big-4 station combinations on a case-by-case basis; (3) eliminate attribution of Joint Sales Agreements; and (4) create an incubator program to promote new entry and ownership diversity in the broadcast industry. The draft Order on Reconsideration is subject to change prior to adoption. If adopted, the Order on Reconsideration would be effective 30 days after publication in the Federal Register.

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

On September 6, 2016, the FCC released an order eliminating the UHF discount (the "UHF Discount Order"). The UHF discount allowed television station owners to recognize the limitation of coverage inherent with UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. On April 20, 2017, the FCC acted on a Petition for Reconsideration of the UHF Discount Order and adopted an Order on Reconsideration which reinstated the UHF Discount, which was to become effective June 5, 2017. The Order on Reconsideration also announced the FCC's plans to open a rulemaking proceeding later this year to consider whether to modify the national audience reach rule, including the UHF discount. A petition for judicial review of the Order on Reconsideration was filed at the U.S. Court of Appeals for the D.C. Circuit on May 12, 2017. Sinclair has filed to intervene in support of the FCC. Prior to the effective date, the petitioners in that case filed an emergency motion with the court seeking a stay of the Order on Reconsideration pending judicial review. The D.C. Circuit Court of Appeals entered an administrative stay of the Order on Reconsideration pending its review of the emergency stay motion. On June 15, 2017, the court issued an order dissolving the administrative stay and denying the emergency stay motion. The Order on Reconsideration became effective immediately upon release of the court's order, as a result of which the UHF discount remains in effect. The petitioners filed their brief in the D.C. Circuit Court of Appeals on September 25, 2017. The FCC's brief is currently due November 7, 2017, and the intervenor's brief is currently due November 14, 2017. Petitioners' reply brief is due December 5, 2017. We cannot predict the outcome of this proceeding. With the application of the UHF discount, counting all our present stations, we reach approximately 25% of U.S. households. With the pending Tribune transaction, absent divestitures, we would exceed the 39% cap, even with the application of the UHF discount. Changes to the national ownership cap could limit our ability to make television station acquisitions.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (Numerator)
Net income	$32,566	$52,033	$149,303	$128,262
Net income attributable to noncontrolling interests	(1,929)	(1,188)	(16,820)	(3,858)
Numerator for basic and diluted earnings per common share available to common shareholders	$30,637	$50,845	$132,483	$124,404

Shares (Denominator)
Weighted-average common shares outstanding	102,245	93,948	99,210	94,595
Dilutive effect of stock-settled appreciation rights and outstanding stock options	810	818	963	870
Weighted-average common and common equivalent shares outstanding	103,055	94,766	100,173	95,465

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,150	525	383	525

6.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 89 markets located throughout the continental United States. Other primarily consists of original networks and content, digital and internet solutions, technical services and other non-media investments. All of our businesses are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments but are included for reconciliation purposes.

We had approximately $172.7 million and $226.5 million of intercompany loans between the broadcast segment, other, and corporate as of September 30, 2017 and 2016, respectively.  We had $4.3 million and $6.1 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended September 30, 2017 and 2016, respectively. We had $14.2 million and $18.3 million in intercompany interest expense for the the nine months ended September 30, 2017 and 2016, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended September 30, 2017	Broadcast	Other	Corporate	Consolidated
Revenue	$610,840	$60,051	$—	$670,891
Depreciation of property and equipment	22,344	1,851	247	24,442
Amortization of definite-lived intangible assets and other assets	38,186	5,182	—	43,368
Amortization of program contract costs and net realizable value adjustments	28,047	—	—	28,047
General and administrative overhead expenses	23,582	224	2,025	25,831
Research and development	—	2,551	—	2,551
Operating income (loss)	115,571	(9,852)	(2,272)	103,447
Interest expense	1,281	204	50,258	51,743
Loss from equity and cost method investments	—	(4,362)	—	(4,362)
Assets	5,274,895	762,751	649,423	6,687,069

For the three months ended September 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$635,559	$58,276	$—	$693,835
Depreciation of property and equipment	24,195	1,425	266	25,886
Amortization of definite-lived intangible assets and other assets	38,717	9,090	—	47,807
Amortization of program contract costs and net realizable value adjustments	32,441	—	—	32,441
General and administrative overhead expenses	17,530	247	1,275	19,052
Research and development	—	745	—	745
Operating income (loss)	158,666	(3,077)	(1,595)	153,994
Interest expense	1,404	1,664	50,420	53,488
Income from equity and cost method investments	—	611	812	1,423

Nine months ended September 30, 2017	Broadcast	Other		Corporate	Consolidated
Revenue	$1,821,248	$178,867		$—	$2,000,115
Depreciation of property and equipment	65,850	5,438		738	72,026
Amortization of definite-lived intangible assets and other assets	114,810	17,489		—	132,299
Amortization of program contract costs and net realizable value adjustments	87,962	—		—	87,962
General and administrative overhead expenses	65,059	785		5,614	71,458
Research and development	—	5,053		—	5,053
Operating income (loss)	361,259	25,016	(a)	(6,351)	379,924
Interest expense	3,976	1,633		154,411	160,020
Loss from equity and cost method investments	—	(4,221)		—	(4,221)
(a) - Includes gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to noncontrolling interests. See Note 2. Acquisitions and Disposition of Assets.

Nine months ended September 30, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$1,790,561	$148,697	$—	$1,939,258
Depreciation of property and equipment	69,469	4,063	798	74,330
Amortization of definite-lived intangible assets and other assets	117,038	20,159	—	137,197
Amortization of program contract costs and net realizable value adjustments	96,722	—	—	96,722
General and administrative overhead expenses	50,320	1,075	3,277	54,672
Research and development	—	3,055	—	3,055
Operating income (loss)	402,236	(28,699)	(4,130)	369,407
Interest expense	4,297	4,695	147,827	156,819
Income from equity and cost method investments	—	414	2,375	2,789

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million for both the three months ended September 30, 2017 and 2016, and $3.9 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, and $1.3 million and $1.0 million for the for the nine months ended September 30, 2017 and 2016, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan, and beginning in September 2017, WEMT-TV Tri-Cities, Tennessee, WYDO-TV Greenville, North Carolina, KBVU-TV Eureka, California, KCVU-TV Chico-Redding, California, and WPFO-TV Portland, Maine (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, for further discussion of the scope of services provided under these types of arrangements.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5- year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $4.7 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of September 30, 2017 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and own a purchase option to acquire for $0.2 million. We paid Cunningham under these agreements, $2.4 million and $2.1 million for the three months ended September 30, 2017 and 2016, and $6.4 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively.

In September 2017, Cunningham acquired the membership interest of Esteem Broadcasting in connection with our acquisition of Bonten Media Group, as discussed in Note 2. Acquisitions and Disposition of Assets. As a result of the transaction, Cunningham assumed the joint sales agreement under which we will provide services to four stations; WEMT-TV, WYDO-TV, and KBVU-TV/KCVU-TV.

The agreements with KBVU-TV/KCVU-TV, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire in December 2020, November 2021, May 2023, August 2023, December 2023, and August 2025 respectively, and each has renewal provisions for successive eight year periods. We earned $6.6 million and $1.4 million from the services we performed for these stations for both the three months ended September 30, 2017 and 2016, and $10.9 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues related to the Cunningham Stations include $31.4 million and $29.4 million for the three and nine months ended September 30, 2017 and 2016, and $84.5 million and $83.8 million for the nine months ended September 30, 2017 and 2016, respectively.

During January 2016, Cunningham entered into a promissory note to borrow $19.5 million from us. The note bears interest at a fixed rate of 5.0% per annum (the 5.0% Notes), which is payable quarterly, commencing March 31, 2016. The note matures in January 2021, with additional one year renewal periods upon our approval. Interest income was $0.2 million for both the three months ended September 30, 2017 and 2016 and $0.7 million for both the for the nine months ended September 30, 2017 and 2016, respectively.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of Atlantic Automotive.  We received payments for advertising totaling $0.1 million and $0.3 million for the three months ended September 30, 2017 and 2016, and $0.4 million and $0.6 million, for the nine months ended September 30, 2017 and 2016, respectively.  Additionally, Atlantic Automotive leases office space owned by one of our consolidated real estate ventures in Towson, Maryland. In May 2017, our consolidated real estate ventures sold their investment. See Leased property by real estate ventures below for discussion on the sale our consolidated real estate ventures' investment.

Atlantic Automotive paid $0.4 million and $0.8 million in rent for the nine months ended September 30, 2017 and 2016, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David D. Smith to lease space. There are leases for space in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, and $0.3 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

One of our real estate ventures, accounted for under the equity method, owned a building in Towson, MD, which leased restaurant space to entities owned by David D. Smith up until May 2017, when the property was sold to an unrelated party. This investment received less than $0.1 million and $0.2 million in rent pursuant to the lease for the for the nine months ended September 30, 2017 and 2016, respectively.

Payments for services provided by the restaurants to us was less than $0.1 million for both the three months ended September 30, 2017 and 2016, and nine months ended September 30, 2017 and 2016.

Other transactions with equity method investees

In April 2017, we made a $15.0 million investment in 120 Sports LLC, a multi-platform sports network branded as Stadium, which we account for under the equity method. We entered into a services agreement with the entity to provide certain linear distribution, engineering advertising, traffic, sales, and promotional services. For the three months ended September 30, 2017, we did not receive any consideration pursuant to the services agreement.

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

The fair value of our notes payable, capital leases, and commercial bank financing are considered Level 2 measurements within the fair value hierarchy. The carrying value and fair value of our notes and debentures for the periods presented (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
6.125% Senior Unsecured Notes due 2022	500,000	516,170	500,000	521,240
5.875% Senior Unsecured Notes due 2026	350,000	359,342	350,000	351,456
5.625% Senior Unsecured Notes due 2024	550,000	565,637	550,000	562,755
5.375% Senior Unsecured Notes due 2021	600,000	615,714	600,000	617,892
5.125% Senior Unsecured Notes due 2027	400,000	389,156	400,000	382,028
Term Loan A	241,073	241,374	272,198	271,517
Term Loan B	1,359,725	1,361,425	1,365,625	1,364,841
Debt of variable interest entities	20,585	20,585	23,198	23,198
Debt of other operating divisions	27,470	27,470	135,211	135,211

(a) Amounts are carried net of debt discount and deferred financing cost, which are excluded in the above table, of $40.7 million as of September 30, 2017 and $43.4 million as of December 31, 2016.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of September 30, 2017, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 6.125% Notes, and 5.125% Notes, and until they were redeemed, the 6.375% Notes. As of September 30, 2017, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,055.6 million included $4,027.1 million related to STG and its subsidiaries of which SBG guaranteed $3,980.9 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$551,349	$22,161	$28,683	$—	$602,193
Restricted cash	—	—	187,854	124,948	—	312,802
Accounts receivable	—	—	488,553	34,558	—	523,111
Other current assets	4,063	4,843	139,838	25,511	(22,930)	151,325
Total current assets	4,063	556,192	838,406	213,700	(22,930)	1,589,431

Property and equipment, net	1,075	17,814	584,699	133,155	(12,618)	724,125

Investment in consolidated subsidiaries	1,109,617	3,759,217	4,179	—	(4,873,013)	—
Goodwill	—	—	2,109,784	3,867	—	2,113,651
Indefinite-lived intangible assets	—	—	153,011	15,709	—	168,720
Definite-lived intangible assets	—	—	1,820,369	80,168	(58,599)	1,841,938
Other long-term assets	36,255	836,081	102,107	157,903	(883,142)	249,204
Total assets	$1,151,010	$5,169,304	$5,612,555	$604,502	$(5,850,302)	$6,687,069

Accounts payable and accrued liabilities	$207	$68,816	$204,821	$42,129	$(25,125)	$290,848
Deferred spectrum auction proceeds	—	—	187,854	122,948	—	310,802
Current portion of long-term debt	—	154,521	2,357	7,607	—	164,485
Current portion of affiliate long-term debt	479	—	1,388	765	(449)	2,183
Other current liabilities	—	—	127,097	15,808		142,905
Total current liabilities	686	223,337	523,517	189,257	(25,574)	911,223

Long-term debt	—	3,806,135	28,954	41,045	—	3,876,134
Affiliate long-term debt	—	—	11,505	343,517	(342,198)	12,824
Other liabilities	8,329	36,524	1,289,220	181,505	(736,989)	778,589
Total liabilities	9,015	4,065,996	1,853,196	755,324	(1,104,761)	5,578,770

Total Sinclair Broadcast Group equity (deficit)	1,141,995	1,103,308	3,759,359	(112,439)	(4,750,228)	1,141,995
Noncontrolling interests in consolidated subsidiaries	—	—	—	(38,383)	4,687	(33,696)
Total liabilities and equity (deficit)	$1,151,010	$5,169,304	$5,612,555	$604,502	$(5,850,302)	$6,687,069

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$232,297	$10,675	$17,012	$—	$259,984
Restricted Cash	—	—	200	—	—	200
Accounts receivable	—	—	478,190	37,024	(1,260)	513,954
Other current assets	5,561	3,143	124,113	25,406	(27,273)	130,950
Total current assets	5,561	235,440	613,178	79,442	(28,533)	905,088

Property and equipment, net	1,820	17,925	570,289	131,326	(3,784)	717,576

Investment in consolidated subsidiaries	551,250	3,614,605	4,179	—	(4,170,034)	—
Goodwill	—	—	1,986,467	4,279	—	1,990,746
Indefinite-lived intangible assets	—	—	140,597	15,709	—	156,306
Definite-lived intangible assets	—	—	1,770,512	233,368	(59,477)	1,944,403
Other long-term assets	$46,586	$819,506	$103,808	$169,817	$(890,668)	$249,049
Total assets	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

Accounts payable and accrued liabilities	$100	$69,118	$225,645	$48,815	$(21,173)	$322,505
Current portion of long-term debt	—	55,501	1,851	113,779	—	171,131
Current portion of affiliate long-term debt	1,857	—	1,514	2,336	(2,103)	3,604
Other current liabilities	—	—	127,967	13,590	(2,324)	139,233
Total current liabilities	1,957	124,619	356,977	178,520	(25,600)	636,473

Long-term debt	—	3,939,463	31,014	44,455	—	4,014,932
Affiliate long-term debt	—	—	12,663	396,957	(395,439)	14,181
Other liabilities	15,277	31,817	1,190,717	183,418	(681,583)	739,646
Total liabilities	17,234	4,095,899	1,591,371	803,350	(1,102,622)	5,405,232

Total Sinclair Broadcast Group equity (deficit)	587,983	591,577	3,597,659	(134,991)	(4,054,245)	587,983
Noncontrolling interests in consolidated subsidiaries	—	—	—	(34,418)	4,371	(30,047)
Total liabilities and equity (deficit)	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$638,100	$50,816	$(18,025)	$670,891

Media program and production expenses	—	—	254,956	29,376	(16,339)	267,993
Selling, general and administrative	2,027	23,534	130,289	3,582	4	159,436
Depreciation, amortization and other operating expenses	247	1,591	111,849	27,158	(830)	140,015
Total operating expenses	2,274	25,125	497,094	60,116	(17,165)	567,444

Operating (loss) income	(2,274)	(25,125)	141,006	(9,300)	(860)	103,447

Equity in earnings of consolidated subsidiaries	32,196	90,445	114	—	(122,755)	—
Interest expense	(10)	(50,247)	(1,013)	(4,968)	4,495	(51,743)
Other income (expense)	(92)	1,869	(2,673)	(1,124)	—	(2,020)
Total other income (expense)	32,094	42,067	(3,572)	(6,092)	(118,260)	(53,763)

Income tax benefit (provision)	817	25,364	(46,987)	3,688	—	(17,118)
Net income (loss)	30,637	42,306	90,447	(11,704)	(119,120)	32,566
Net income attributable to the noncontrolling interests	—	—	—	(1,730)	(199)	(1,929)
Net income (loss) attributable to Sinclair Broadcast Group	$30,637	$42,306	$90,447	$(13,434)	$(119,319)	$30,637
Comprehensive income (loss)	$30,637	$42,306	$90,447	$(11,704)	$(119,120)	$32,566

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$655,778	$63,877	$(25,820)	$693,835

Media program and production expenses	—	—	234,474	33,556	(25,150)	242,880
Selling, general and administrative	1,275	16,969	124,352	3,153	(25)	145,724
Depreciation, amortization and other operating expenses	266	3,257	115,527	32,571	(384)	151,237
Total operating expenses	1,541	20,226	474,353	69,280	(25,559)	539,841

Operating (loss) income	(1,541)	(20,226)	181,425	(5,403)	(261)	153,994

Equity in earnings of consolidated subsidiaries	51,113	114,060	51	—	(165,224)	—
Interest expense	(56)	(50,364)	(1,117)	(8,256)	6,305	(53,488)
Loss from extinguishment of debt	—	(23,699)	—	—	—	(23,699)
Other income (expense)	1,157	469	(27)	613	—	2,212
Total other income (expense)	52,214	40,466	(1,093)	(7,643)	(158,919)	(74,975)

Income tax benefit (provision)	172	34,334	(64,535)	3,043	—	(26,986)
Net income (loss)	50,845	54,574	115,797	(10,003)	(159,180)	52,033
Net income attributable to the noncontrolling interests	—	—	—	(1,180)	(8)	(1,188)
Net income (loss) attributable to Sinclair Broadcast Group	$50,845	$54,574	$115,797	$(11,183)	$(159,188)	$50,845
Comprehensive income (loss)	$50,845	$54,574	$115,797	$(10,003)	$(159,180)	$52,033

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,901,075	$157,236	$(58,196)	$2,000,115

Media program and production expenses	—	—	760,642	88,296	(53,798)	795,140
Selling, general and administrative	5,615	64,903	377,177	9,135	—	456,830
Depreciation, amortization and other operating expenses	738	4,967	335,316	29,248	(2,048)	368,221
Total operating expenses	6,353	69,870	1,473,135	126,679	(55,846)	1,620,191

Operating (loss) income	(6,353)	(69,870)	427,940	30,557	(2,350)	379,924

Equity in earnings of consolidated subsidiaries	136,311	274,850	257	—	(411,418)	—
Interest expense	(81)	(154,330)	(3,557)	(16,740)	14,688	(160,020)
Loss from the extinguishment of debt	—	(1,404)	—	—	—	(1,404)
Other income	731	3,796	(4,071)	924	—	1,380
Total other income (expense)	136,961	122,912	(7,371)	(15,816)	(396,730)	(160,044)

Income tax benefit (provision)	1,875	75,105	(143,059)	(4,498)	—	(70,577)
Net income (loss)	132,483	128,147	277,510	10,243	(399,080)	149,303
Net income attributable to the noncontrolling interests	—	—	—	(16,608)	(212)	(16,820)
Net income (loss) attributable to Sinclair Broadcast Group	$132,483	$128,147	$277,510	$(6,365)	$(399,292)	$132,483
Comprehensive income (loss)	$132,483	$128,147	$277,510	$10,243	$(399,080)	$149,303

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,828,407	$178,164	$(67,313)	$1,939,258

Media program and production expenses	—	—	679,337	88,378	(65,338)	702,377
Selling, general and administrative	3,277	53,189	360,793	7,641	(59)	424,841
Depreciation, amortization and other operating expenses	798	5,666	340,974	96,560	(1,365)	442,633
Total operating expenses	4,075	58,855	1,381,104	192,579	(66,762)	1,569,851

Operating (loss) income	(4,075)	(58,855)	447,303	(14,415)	(551)	369,407

Equity in earnings of consolidated subsidiaries	124,536	289,593	170	—	(414,299)	—
Interest expense	(192)	(147,635)	(3,417)	(24,258)	18,683	(156,819)
Loss from extinguishment of debt	—	(23,699)	—	—	—	(23,699)
Other income (expense)	3,386	736	583	439	—	5,144
Total other income (expense)	127,730	118,995	(2,664)	(23,819)	(395,616)	(175,374)

Income tax benefit (provision)	749	75,470	(150,436)	8,446	—	(65,771)
Net income (loss)	124,404	135,610	294,203	(29,788)	(396,167)	128,262
Net income attributable to the noncontrolling interests	—	—	—	(3,341)	(517)	(3,858)
Net income (loss) attributable to Sinclair Broadcast Group	$124,404	$135,610	$294,203	$(33,129)	$(396,684)	$124,404
Comprehensive income (loss)	$124,404	$135,610	$294,203	$(29,788)	$(396,167)	$128,262

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(5,605)	$(141,239)	$433,435	$(12,959)	$4,779	$278,411
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(131)	(6,088)	(47,564)	(2,677)	997	(55,463)
Acquisition of businesses, net of cash acquired	—	(8,308)	(261,491)	—	—	(269,799)
Purchase of alarm monitoring contracts	—	—	—	(5,682)	—	(5,682)
Proceeds from sale of non-media business	—	—	—	192,634	—	192,634
Investments in equity and cost method investees	(945)	(1,101)	(15,469)	(4,787)	—	(22,302)
Other, net	3,903	(7,733)	541	2,739	—	(550)
Net cash flows from (used in) investing activities	2,827	(23,230)	(323,983)	182,227	997	(161,162)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	159,669	—	6,372	—	166,041
Repayments of notes payable, commercial bank financing and capital leases	—	(200,119)	(1,367)	(116,823)	—	(318,309)
Proceeds from the issuance of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(53,049)	—	—	—	—	(53,049)
Repurchase of outstanding Class A Common Stock	(30,287)	—	—	—	—	(30,287)
Distributions to noncontrolling interests	—	—	—	(20,469)	—	(20,469)
Increase (decrease) in intercompany payables	(400,451)	524,016	(92,993)	(24,750)	(5,822)	—
Other, net	(1,318)	(45)	(3,606)	(1,927)	46	(6,850)
Net cash flows (used in) from financing activities	2,778	483,521	(97,966)	(157,597)	(5,776)	224,960

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	319,052	11,486	11,671	—	342,209
CASH AND CASH EQUIVALENTS, beginning of period	—	232,297	10,675	17,012	—	259,984
CASH AND CASH EQUIVALENTS, end of period	$—	$551,349	$22,161	$28,683	$—	$602,193

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(4,060)	$(152,724)	$451,804	$17,138	$18,102	$330,260
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(7)	(3,626)	(61,758)	(3,842)	632	(68,601)
Acquisition of businesses, net of cash acquired	—	—	(415,481)	(10,375)	—	(425,856)
Purchase of alarm monitoring contracts	—	—	—	(29,143)	—	(29,143)
Investments in equity and cost method investees	(2,945)	(10,840)	(34)	(20,405)	—	(34,224)
Proceeds from sale of non-media business	—	—	7,263	9,133	—	16,396
Loans to affiliates	—	(19,500)	—	—	—	(19,500)
Other, net	1,714	(1,828)	(86)	3,601	—	3,401
Net cash flows from (used in) investing activities	(1,238)	(35,794)	(470,096)	(51,031)	632	(557,527)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	995,000	—	16,312	—	1,011,312
Repayments of notes payable, commercial bank financing and capital leases	—	(636,547)	(1,171)	(16,269)	—	(653,987)
Dividends paid on Class A and Class B Common Stock	(49,667)	—	—	—	—	(49,667)
Distributions to noncontrolling interests	—	—	—	(8,363)	—	(8,363)
Repurchase of outstanding Class A Common Stock	(101,164)	—	—	—	—	(101,164)
Increase (decrease) in intercompany payables	158,574	(189,022)	22,603	26,764	(18,919)	—
Other, net	(2,445)	(15,013)	1,175	(193)	185	(16,291)
Net cash flows (used in) from financing activities	5,298	154,418	22,607	18,251	(18,734)	181,840

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(34,100)	4,315	(15,642)	—	(45,427)
CASH AND CASH EQUIVALENTS, beginning of period	—	115,771	235	33,966	—	149,972
CASH AND CASH EQUIVALENTS, end of period	$—	$81,671	$4,550	$18,324	$—	$104,545

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statement of Operations Data:
Media revenues (a)	$624,169	$635,269	$1,858,477	$1,772,860
Revenues realized from station barter arrangements	31,787	32,061	91,817	92,574
Other non-media revenues	14,935	26,505	49,821	73,824
Total revenues	670,891	693,835	2,000,115	1,939,258

Media production expenses	267,993	242,880	795,140	702,377
Media selling, general and administrative expenses	133,605	126,672	385,372	370,169
Expenses realized from barter arrangements	26,696	27,181	77,491	79,365
Depreciation and amortization expenses (b)	95,857	106,134	292,287	308,249
Other non-media expenses	14,945	20,488	46,921	57,946
Corporate general and administrative expenses	25,831	19,052	71,458	54,672
Research and development expenses	2,551	745	5,053	3,055
Gain on asset dispositions	(34)	(3,311)	(53,531)	(5,982)
Operating income	103,447	153,994	379,924	369,407

Interest expense and amortization of debt discount and deferred financing costs	(51,743)	(53,488)	(160,020)	(156,819)
Loss from extinguishment of debt	—	(23,699)	(1,404)	(23,699)
(Loss) income from equity and cost method investees	(4,362)	1,423	(4,221)	2,789
Other income, net	2,342	789	5,601	2,355
Income before income taxes	49,684	79,019	219,880	194,033
Income tax provision	(17,118)	(26,986)	(70,577)	(65,771)
Net income	32,566	52,033	149,303	128,262
Net income attributable to the noncontrolling interests	(1,929)	(1,188)	(16,820)	(3,858)
Net income attributable to Sinclair Broadcast Group	$30,637	$50,845	$132,483	$124,404

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.30	$0.54	$1.34	$1.32
Diluted earnings per share	$0.30	$0.54	$1.32	$1.30

Balance Sheet Data:	September 30, 2017	December 31, 2016
Cash and cash equivalents	$602,193	$259,984
Total assets	$6,687,069	$5,963,168
Total debt (c)	$4,055,626	$4,203,848
Total equity	$1,108,299	$557,936

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

Executive Overview — financial events during the three and nine months ended September 30, 2017 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2017 and 2016, including comparisons between quarters and expectations for the three months ended December 31, 2017.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three and nine months ended September 30, 2017.

Summary of Significant Events and Financial Highlights from Third Quarter 2017 Events

Acquisitions

•
In September 2017, the Company closed on its purchase of the stock of Bonten Media Group Holdings, Inc. (“Bonten”), and Cunningham Broadcasting Corporation (“Cunningham”) also completed its purchase of the membership interest of Esteem Broadcasting for an aggregate purchase price of $240 million plus a working capital, excluding cash acquired, of $1.3 million. As a result of the transaction, the Company added 14 television stations in 8 markets and Cunningham assumed the joint sales agreements under which the Company will provide services to 4 additional stations. The acquisition was funded through cash on hand.

•
In October 2017, more than 99% of Tribune stockholders voted to approve the Company’s announced acquisition of 100% of the outstanding shares of Tribune for $43.50 per share, or an aggregate purchase price of $3.9 billion, plus the assumption of $2.7 billion in net debt. The Company expects the transaction will close in early 2018 subject to customary closing conditions, including approval by the Federal Communications Commission (“FCC”) and antitrust clearance. The Company expects to fund the purchase price at closing through a combination of cash on hand, fully committed debt financing and by accessing the capital markets.

Content and Distribution

•
In August 2017, the Company announced an agreement for all of its ABC, CBS, FOX and NBC affiliates to be carried in their respective markets as YouTube TV launches in those markets. As part of this agreement, YouTube TV will also deliver Tennis Channel to all of its members.

•
In August 2017, the Company announced a multi-year deal with Fox Broadcasting Company ("FOX") that renews station affiliation agreements for all five of Sinclair's Fox Affiliations that were at the end of their terms. The affiliations renewed were for WACH in Columbia, South Carolina; KFOX in El Paso, Texas; KRXI in Reno Nevada; WFXL in Albany, Georgia; and WSBT in South Bend, Indiana.

•
In September 2017, the Company entered into a multi-year deal with CBS Corporation that renews three station affiliation that were set to expire at the end of 2018. In addition, CBS renewed an affiliation that was set to expire at the end of 2018 with a station that Sinclair provides sales and other services to under a joint sales agreement. The three stations owned by the Company are KGAN in Cedar Rapids, Iowa, KGBT in Harlingen, Texas, and WGME in Portland, Maine. The station to which the Company provides services to is WTVH in Syracuse, N.Y.

•
In October 2017, the Company’s professional wrestling promotion Ring of Honor expanded distribution into French-speaking Canada, on the channel Reseau des Sports, making it available to over 2 million homes in Canada.

•
In October 2017, the Company entered into an agreement with Sony Vue under which Sony Vue will include Sinclair's ABC, CBS, FOX, and NBC affiliates station broadcast as well as Tennis, MyNetworkTV, and Comet on their platform.

ATSC 3.0

•
In July 2017, ONE Media entered into a definitive services agreement with Saankhya Labs for the design of a next-generation chip for ATSC 3.0 fixed and mobile reception. The parties also agreed to an investment in Saankhya Labs to provide such chips to the market. These agreements follow the previously announced incubation stage agreement between the parties that initiated the design of a new software defined radio chip architecture to support the first mobile next-generation chipset.

Financing and Shareholder Returns

•	In August 2017, the Board of Directors declared a quarterly dividend of $0.18 per share, paid on September 15, 2017 to holders of record at the close of business on September 1, 2017.

•	In October 2017, the Board of Directors declared a quarterly dividend of $0.18 per share, payable on December 15, 2017 to the holders of record at the close of business on December 1, 2017.

•
For both the three and nine months ended September 30, 2017, we purchased approximately 1.0 million shares of Class A Common Stock for $30.3 million. As of September 30, 2017, the total remaining authorization was $88.8 million.

Other Events

•
In August 2017, the Company awarded seven young students from diverse background the annual Broadcast Diversity Scholarship to assist them with the funds needed to help them earn college degrees in broadcast-related fields.

•
In September 2017, the Company held the "Standing Strong for Texas" relief effort, in which viewers in our markets generously contributed almost $1.4 million to the Salvation Army. In addition, the Company donated $100,000 bringing the total to almost $1.5 million.

RESULTS OF OPERATIONS

The results of the businesses acquired during 2017 and 2016 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions and Disposition of Assets in our consolidated financial statements for further discussion of acquisitions. Additionally, any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, and December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast”, that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Media revenues (a)	$624.2	$635.3	$1,858.5	$1,772.9
Revenues realized from station barter arrangements	31.8	32.0	91.8	92.6
Other non-media revenues	14.9	26.5	49.8	73.8
Total revenues	670.9	693.8	2,000.1	1,939.3
Media production expenses (a)	268.0	242.9	795.1	702.4
Media selling, general and administrative expenses (a)	133.6	126.7	385.4	370.2
Expenses recognized from station barter arrangements	26.7	27.2	77.5	79.4
Depreciation and amortization	95.9	106.1	292.2	308.2
Other non-media expenses	14.9	20.5	46.9	57.9
Corporate general and administrative expenses	25.8	19.1	71.5	54.7
Research and development	2.6	0.7	5.1	3.1
Gain on asset dispositions	—	(3.3)	(53.5)	(6.0)
Operating income	$103.4	$153.9	$380.0	$369.4
Net income attributable to Sinclair Broadcast Group	$30.6	$50.8	$132.5	$124.4

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

BROADCAST SEGMENT

Revenue

The following table presents our media revenues, net of agency commissions, for our broadcast segment for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Local revenues:
Non-political	$485.5	$469.6	3.4%	$1,456.5	$1,350.8	7.8%
Political	2.0	3.7	(b)	3.6	11.4	(b)
Total local	487.5	473.3	3.0%	1,460.1	1,362.2	7.2%
National revenues (a):
Non-political	87.0	89.7	(3.0)%	260.2	264.4	(1.6)%
Political	5.3	41.3	(b)	11.2	74.7	(b)
Total national	92.3	131.0	(29.5)%	271.4	339.1	(20.0)%
Total broadcast segment media revenues	$579.8	$604.3	(4.1)%	$1,731.5	$1,701.3	1.8%

(a)        National revenue relates to advertising sales sourced from our national representation firm.

(b)        Political revenue is not comparable from year to year due to cyclicality of elections.  See Political Revenues below for more information.

Media revenues.  Media revenues decreased $24.5 million when comparing to the three months ended September 30, 2017 to the same period in 2016. The decrease related to the three months ended September 30, 2017 is primarily related to a decrease in political revenue and a decrease in markets impacted by hurricanes during the three months ended September 30, 2017. The decrease is partially offset by a increase in retransmission and digital revenues. For the three months ended September 30, 2017, the medical, direct response, paid programming, automotive, schools, food and grocery, retail, and restaurant sectors decreased year over year, and services, pharmaceutical/cosmetics, and media sectors increased year over year, as well as $7.4 million related to the stations not included in the same period of 2016, net of dispositions.

Media revenues increased $30.2 million for the nine months ended September 30, 2017 compared to the same period in 2016, of which $14.5 million was related to the stations not included in the same period of 2016, net of dispositions. The increase for the nine months ended September 30, 2017 is primarily related to an increase in retransmission and digital revenues and is partially offset by a decrease in political and a decrease in markets impacted by hurricanes during the three months ended September 30, 2017. For the nine months ended September 30, 2017, the services, automotive, pharmaceutical/cosmetics, entertainment, and media sectors increased year over year, and schools, telecommunications, paid programming, medical, and restaurant sectors, decreased year over year. Automotive, which typically is our largest category, represented 25.7% and 23.7% of net time sales for the nine months ended September 30, 2017 and 2016, respectively.

From a network affiliation or program service arrangement perspective, the following table sets forth percentages of our total day net time sales by affiliate for the periods presented:

	# of channels	Percent of Net Time Sales for the		Net Time Sales Percent Change	Percent of Net Time Sales for the		Net Time Sales Percent Change
		Three months ended September 30,			Nine months ended September 30,
		2017	2016		2017	2016
ABC	41	29.2%	26.1%	3.1%	29.0%	27.5%	1.5%
FOX	58	24.2%	23.3%	0.9%	25.0%	24.3%	0.7%
CBS	30	18.6%	18.5%	0.1%	19.2%	19.2%	—%
NBC	26	13.2%	16.7%	(3.5)%	12.2%	13.4%	(1.2)%
CW	47	7.5%	7.3%	0.2%	7.4%	7.6%	(0.2)%
MNT	36	5.7%	6.2%	(0.5)%	5.6%	6.2%	(0.6)%
Other (a)	348	1.6%	1.9%	(0.3)%	1.6%	1.8%	(0.2)%
Total	586

(a)     We broadcast other programming from the following providers on our channels including: Antenna TV, ASN, Azteca, Bounce, CHARGE!, COMET, CoziTV, Decades, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, News & Weather, UniMas and Univision.

Political Revenues. Political revenues decreased by $37.7 million and decreased by $71.3 million for the three and nine months ended September 30, 2017 and 2016, when compared to the same periods in 2016. Political revenues are typically higher in election years such as 2016.

Local Revenues.  Excluding political revenues, our local broadcast revenues, which include local time sales, retransmission revenues and other local revenues, increased $15.9 million for the three months ended September 30, 2017, when compared to the same period in 2016, of which $6.5 million was related to the stations not included in the same period in 2016, net of dispositions. The increase is primarily related to an increase in retransmission revenue as well as an increase in fast food, telecommunications, and services sectors. These increases were offset by lower revenues in the retail, schools, paid programming, and medical sectors, as well as a decrease in markets impacted by hurricanes during the three months ended September 30, 2017.

Excluding political revenues, our local broadcast revenues, which include local times sales, retransmission revenues and other local revenues, increased by $105.7 million for the nine months ended September 30, 2017, when compared to the same period in 2016, of which $14.7 million was related to the stations not included in the same period in 2016, net of dispositions. The increase is primarily related to an increase in retransmission and digital revenues, as well as an increase in the automotive and fast food sectors. These increases were offset by lower revenues in the schools, paid programming, and retail sectors, as well as a decrease in markets impacted by hurricanes during the three months ended September 30, 2017.

National Revenues. Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firms, decreased by $2.7 million for the three months ended September 30, 2017 when compared to the same period in 2016. The decrease is primarily related to a decrease in the medical and fast food sectors, as well as a decrease in markets impacted by hurricanes during the three months ended September 30, 2017. These decreases were offset by higher revenues in the services, media, retail, and pharmaceutical/cosmetics sectors, as well as $0.8 million related to the stations not included in the same period of 2016, net of dispositions

Excluding political revenues, our national broadcast revenues, which relates to time sales sourced from our national representation firm, decreased by $4.2 million for the nine months ended September 30, 2017 when compared to the same period in 2016. The decrease is primarily related to a decrease in the telecommunications, direct response, automotive, fast foods, and medical sectors, as well as a decrease in markets impacted by hurricanes during the three months ended September 30, 2017. These decreases were offset by higher revenues in the media, services, and entertainment sectors, as well as $1.4 million related to the stations not included in the same period of 2016, net of dispositions

Expenses

The following table presents our significant operating expense categories for our broadcast segment for the periods presented (in millions):

	Three months ended September 30,		Percent Change (Increase/(Decrease))	Nine months ended September 30,		Percent Change (Increase/(Decrease))
	2017	2016		2017	2016
Media production expenses	$242.9	$222.7	9.1%	$712.4	$639.2	11.5%
Media selling, general and administrative expenses	$114.4	$116.8	(2.1)%	$338.9	$344.2	(1.5)%
Amortization of program contract costs and net realizable value adjustments	$28.0	$32.4	(13.6)%	$88.0	$96.7	(9.0)%
Corporate general and administrative expenses	$23.6	$17.5	34.9%	$65.1	$50.3	29.4%
Depreciation and amortization expenses	$60.5	$62.9	(3.8)%	$180.7	$186.5	(3.1)%

Media production expenses.  Media production expenses increased $20.2 million and $73.2 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The acquired stations not included in the same period of 2016, net of dispositions, contributed $3.4 million and $6.1 million of the increase for the three and nine months ended September 30, 2017, respectively. The remaining increase is primarily related to increases in fees pursuant to network affiliation agreements mainly due to higher retransmission revenue and viewership measurement costs, partially offset by a reduction of equipment maintenance costs.

Media selling, general and administrative expense.  Media selling, general and administrative expenses decreased $2.4 million for the three months ended September 30, 2017, compared to the same period in 2016. The decrease is primarily attributable to a decrease in national sales commissions, partially offset by expenses from acquired stations not included in the same period of 2016, net of dispositions.

Media selling, general and administrative expenses decreased $5.3 million during the nine months ended September 30, 2017 compared to the same periods in 2016. The decrease for this period is primarily related to the settlement with the FCC in for June 2016 for the amount of $9.5 million, partially offset by higher information technology infrastructure costs and by expense from acquired stations not included in the same period of 2016, net of dispositions.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $4.4 million and $8.7 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease is primarily due to timing of amortization on long term contracts, reduced renewal costs, and partially offset by the increase of cost due to new programs added since the same period in 2016. Additionally, we recognized $1.5 million and $3.6 million of accelerated amortization of certain program contracts during the three and nine months ended September 30, 2016, respectively, resulting in reduced amortization attributed to those contracts in 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and Amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $2.4 million and $5.8 million during the three and nine months ended September 30, 2017. These decreases are primarily related to assets becoming fully depreciated, which is greater than the added depreciation from capital expenditures. The decrease of these expenses is partially offset by depreciation and amortization from acquired stations of $1.0 million and $1.4 million during the three and nine months ended September 30, 2017, respectively, not included in the same period of 2016, net of dispositions.

OTHER

	Three months ended September 30,		Percent Change (Increase/(Decrease))	Nine months ended September 30,		Percent Change (Increase/(Decrease))
	2017	2016		2017	2016
Media revenues	$44.5	$31.0	43.5%	$127.0	$71.5	77.6%
Media expenses	$44.4	$30.1	47.5%	$129.3	$89.2	45.0%

Other non-media:
Revenues:
Investments in real estate ventures	$5.1	$5.8	(12.1)%	$14.5	$15.0	(3.3)%
Investments in private equity	$6.3	$17.8	(64.6)%	$28.1	$49.6	(43.3)%
Technical services	$3.6	$2.9	24.1%	$7.2	$9.2	(21.7)%
Expenses: (a)
Investments in real estate ventures	$6.4	$6.5	(1.5)%	$18.4	$20.7	(11.1)%
Investments in private equity	$6.0	$14.7	(59.2)%	$26.3	$41.6	(36.8)%
Technical services	$4.4	$3.2	37.5%	$10.9	$10.1	7.9%

Research and development expenses	$2.6	$0.7	271.4%	$5.1	$3.1	64.5%
Gain on asset dispositions	$—	$1.4	n/a	$53.2	$1.4	3,700.0%
(Loss) income from equity and cost method investments	$(4.4)	$1.4	(414.3)%	$(4.2)	$2.8	(250.0)%

(a) Comprises total expenses of the entity including general administrative, depreciation and amortization and applicable other income and expense items such as interest expense and non-cash stock-based compensation expense related to issuances of subsidiary stock awards and excludes equity method investment income.

Media revenues, media production expenses, and media selling, general, and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our non-broadcast digital and internet businesses. The year-over-year increase for the three-month period is primarily related to an increase in content fees from MVPDs for Tennis, as well as increases in revenue from our other original networks, and from our non-broadcast digital and internet businesses. Our expenses relate to the programming and production, and general and administrative costs related to the operations of our network, content, and non-broadcast digital and internet businesses. The year-over-year increases primarily relate to Tennis, which was acquired during the first quarter of 2016, and general and administrative costs related to the start-up of our original networks and content, production costs of new original programming, and new non-broadcast digital and internet initiatives such as Circa News.

Other non-media revenues and expenses:

Investments in real estate ventures. We have controlling interests in certain real estate investments owned by Keyser Capital which we consolidate. The decrease in revenue and expenses for the three and nine months ended September 30, 2017 compared to the same period of 2016, primarily relates to decreases in the sale of land and lot parcels with our real estate development projects.

Investments in private equity. We have controlling interests in certain private equity investments owned by Keyser Capital, which we consolidate; that includes Triangle Sign & Service, LLC, a sign designer and fabricator; and Alarm, a regional security alarm operating and bulk acquisition company which we sold in March 2017. The decrease in revenues and expenses for both the three and nine months ended September 30, 2017 is primarily due to the sale of Alarm in early March 2017.

Technical Services. We own certain subsidiaries which are dedicated to providing broadcast related technical services to the broadcast industry including: Acrodyne Technical Services, a provider of service and support for broadcast transmitters throughout the world and Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna.

Research and development expenses. Our research and development expenses relate to the costs to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0) along with related products and services through our consolidated subsidiaries, ONE Media and ONE Media 3.0.

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

(Loss) income from Equity and Cost Method Investments. We recognize income from certain real estate, private equity, media, and digital ventures for which we hold as equity and cost method investments.

CORPORATE AND UNALLOCATED EXPENSES

	Three months ended September 30,		Percent Change (Increase/ (Decrease))	Nine months ended September 30,		Percent Change (Increase/ (Decrease))
	2017	2016		2017	2016
Corporate general and administrative expenses	$2.0	$1.3	53.8%	$5.6	$3.3	69.7%
Interest expense	$50.3	$50.4	(0.2)%	$154.4	$147.8	4.5%
Income tax provision	$(17.1)	$(27.0)	(36.7)%	$(70.6)	$(65.8)	7.3%
Loss from extinguishment of debt	$—	$(23.7)	n/a	$(1.4)	$(23.7)	(94.1)%

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

Corporate general and administrative expenses increased in total by $6.8 million for the three months ended September 30, 2017, when compared to the same period in 2016. The increase is due to $8.8 million in expenses incurred related to legal and consulting fees related to our completed and pending acquisitions, and spectrum auction expenses, as well as $0.4 million of increased employee compensation costs related to merit increases, partially offset by a $2.5 million decrease in health insurance costs.

Corporate general and administrative expenses increased in total by $17.1 million for the nine months ended September 30, 2017, when compared to the same period in 2016. The increase is due to $14.8 million in expenses incurred related to legal and consulting fees related to our completed and pending acquisitions, and spectrum auction expenses, as well as $2.4 million of increased employee compensation costs related to merit increases.

We expect corporate general and administrative expenses to decrease in the fourth quarter of 2017 compared to third quarter of 2017.

 Interest expense.  The explanation that follows combines the interest expense included within the Broadcast Segment with the interest expense found in this section, Corporate and Unallocated Expenses. Interest expense decreased by $0.3 million compared for three months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily related to the net effect of the redemption of $350 million of 6.375% senior unsecured notes (6.375% Notes) and the offering of $400 million of senior unsecured notes in August 2016 bearing a more favorable interest rate of 5.125% (5.125% Notes).

Interest expense increased $6.3 million during the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to $6.4 million in debt financing fees expensed related to the amendment of certain terms and extension of the maturity date of Term Loan B under the existing bank credit agreement, partially offset by the net effect of the redemption of the 6.375% Notes and offering for 5.125% Notes. See Liquidity and Capital Resources for more information.

Income tax (provision) benefit. The effective tax rate for the three months ended September 30, 2017, including the effects of the noncontrolling interest was a provision of 35.8% as compared to a provision of 34.7% during the same periods in 2016. The increase in the effective tax rate for the three months ended September 30, 2017, as compared to the same period in 2016, is primarily due to a 2016 reduction in liability for unrecognized tax benefits+
- as a result of statute of limitations expiration.

The effective tax rate for the for the nine months ended September 30, 2017, including the effects of noncontrolling interest was a provision of 34.8% as compared to a provision of 34.6% during the same periods in 2016.

Loss from extinguishment of debt. In January 2017, we entered into an amendment to our Bank Credit Agreement that includes extended maturity for some Term Loan positions and more favorable rates. As a result, we recognized a loss of $1.4 million from the extinguishment of debt. See Note 3. Notes Payable and Commercial Bank Financing for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had cash and cash equivalent balances and net working capital of approximately $678.2 million.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.  As of September 30, 2017, we had $484.4 million of borrowing capacity available on our revolving credit facility.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net cash flows from operating activities	$136.9	$120.6	$278.4	$330.3

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(22.0)	$(18.8)	$(55.5)	$(68.6)
Acquisition of businesses, net of cash acquired	(241.5)	(2.8)	(269.8)	(425.9)
Purchase of alarm monitoring contracts	—	(7.5)	(5.7)	(29.1)
Proceeds from sale of non-media business	—	16.4	192.6	16.4
Investments in equity and cost method investees	(1.6)	(12.4)	(22.3)	(34.2)
Loans to affiliates	—	—	—	(19.5)
Other	2.6	(4.0)	(0.5)	3.4
Net cash flows used in investing activities	$(262.5)	$(29.1)	$(161.2)	$(557.5)

Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$3.0	$403.8	$166.0	$1,011.3
Repayments of notes payable, commercial bank financing and capital leases	(17.1)	(374.4)	(318.3)	(654.0)
Net proceeds from the sale of Class A Common Stock	—	—	487.9	—
Dividends paid on Class A and Class B Common Stock	(18.3)	(16.9)	(53.1)	(49.7)
Repurchase of outstanding Class A Common Stock	(30.3)	(89.9)	(30.3)	(101.2)
Other	(5.5)	(13.3)	(27.3)	(24.7)
Net cash flows (used in) from financing activities	$(68.2)	$(90.7)	$224.9	$181.7

Operating Activities

Net cash flows from operating activities increased during the three months ended September 30, 2017 compared to the same period in 2016.  The increase is primarily related to higher cash received from customers compared to the same period in the prior year.

Net cash flows from operating activities decreased during the nine months ended September 30, 2017 compared to the same period in 2016.  The decrease is primarily related to increased payments to vendors and tax payments, partially offset by higher cash received from customers compared to the same period in the prior year.

Investing Activities

Net cash flows used in investing activities increased during the three months ended September 30, 2017 compared to the same period in 2016.  This increase is primarily related to the acquisition of Bonten in September 2017, partially offset by a decrease in investment in equity and cost method investments compared to the same period in 2016.

Net cash flows used in investing activities decreased during the nine months ended September 30, 2017 compared to the same period in 2016.  This decrease is primarily related to proceeds received from the sale of Alarm Funding in March 2017, a decrease in acquisition activity, a decrease in capital expenditures, and a decrease in loans to affiliates compared to the same period in 2016.

In the fourth quarter of 2017, we anticipate capital expenditures to increase from the third quarter of 2017. As discussed in Note 4. Commitments and Contingencies, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect that the majority of expenditures will be reimbursed by the fund established by the Auction.

Financing Activities

Net cash flows used in financing activities decreased for the three months ended September 30, 2017, compared to the same period in 2016. The decrease is primarily due to lower repurchases of Class A common stock, partially offset by proceeds from the issuance of debt during 2016.

Net cash flows from financing activities increased for the nine months ended September 30, 2017, compared to the same period in 2016. The increase is primarily due to the proceeds received from the public offering of Class A Common Stock during the first quarter of 2017 and lower repurchases of Class A common stock, partially offset by the repayment of notes payable in conjunction with the sale of Alarm during the first quarter of 2017 and proceeds from the issuance of our 5.875% Notes, net of repayments on our revolving credit facility, during the first quarter of 2016.

In October 2017, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

See Bank Credit Agreement within Note 3. Notes Payable and Commercial Bank Financing for the amendment of the Bank Credit Agreement in January 2017.

As of September 30, 2017, there were no other material changes to our contractual cash obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2017.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarters ended June 30, 2017 and September 30, 2017, we completed the implementation of a new enterprise resource planning (ERP) system and human capital management (HCM) system, respectively. Both systems are functioning as designed. We have made appropriate changes to our internal controls as a result of the implementation of these new systems.

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (2)
07/01/17 – 07/31/17	—	—	—	—
08/01/17 – 08/31/17	997,300	$30.37	997,300	$88.8
09/01/17 – 09/30/17	—	—	—	—

(1)        All repurchases were made in open-market transactions.

(2)        On October 28, 1999, we announced a $150.0 million share repurchase program, which was renewed on February 6, 2008. On March 20, 2014, the Board of Directors authorized a new $150.0 million shares of Class A Common Stock repurchase authorization. In September 2016, the Board of Directors authorized an additional $150.0 million shares of Class A Common Stock repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of September 30, 2017, the total remaining authorization was $88.8 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 23, 2017.

10.2	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser, Senior Vice President, Chief Financial Officer and Treasurer, dated August 28, 2017.

10.3	Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017.

10.4	Restricted Stock Award Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017.

10.5	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steve Marks, Executive Vice President and Chief Operating Officer, dated August 31, 2017.

31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2017.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 23, 2017.

10.2	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser, Senior Vice President, Chief Financial Officer and Treasurer, dated August 28, 2017.

10.3	Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017.

10.4	Restricted Stock Award Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017.

10.5	Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steve Marks, Executive Vice President and Chief Operating Officer, dated August 31, 2017.

31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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