Form 10-K
period 2017-12-31
SINCLAIR BROADCAST GROUP INC
filed 2018-03-01
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Based on the closing sales price of $32.90 per share as of June 30, 2017, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $2,526.0 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of February 23, 2018
Class A Common Stock	76,079,830
Class B Common Stock	25,670,684

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

•
the effects of the Federal Communications Commission’s (FCC) National Broadband Plan, the impact of the repacking of our broadcasting spectrum, as a result of the incentive auction, within a limited timeframe and funding allocated;

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to Joint Sales Agreements (JSA), Shared Services Agreements (SSA), and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations and political or other advertising restrictions, such as payola rules;

•	the impact of FCC and Congressional efforts which may restrict a television station's retransmission consent negotiations;

•	the impact of FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;

•	the impact of foreign government rules related to digital and online assets;

•	labor disputes and legislation and other union activity associated with film, acting, writing and other guilds and professional sports leagues;

•
the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of ATSC 3.0 broadcast standard, and the consumer’s appetite for mobile television;

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting;

•	the impact of MVPDs, virtual MVPDs (vMVPDs), and OTTs offering “skinny” programming bundles that may not include television broadcast stations; and

•	fluctuations in advertising rates and availability of inventory.

Risks specific to us

•	the effectiveness of our management;

•
our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;

•	our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•	our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

•	our ability to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements;

•	our ability to renew our FCC licenses;

•	our limited ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

•	our exposure to any wrongdoing by those outside the Company, but which could affect our business or pending acquisitions;

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

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	our ability to deploy a nationwide of next generation broadcast platforms network (NextGen);

•	the strength of ratings for our local news broadcasts including our news sharing arrangements;

•	the successful execution of our program development and multi-channel broadcasting initiatives including CHARGE!, TBD, Comet, other original programming, and mobile DTV; and

•	the results of prior year tax audits by taxing authorities.

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

PART I
ITEM 1.            BUSINESS

We are a diversified television broadcasting company with national reach with a strong focus on providing high-quality content on our local television stations and digital and other platforms.  The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, our own networks, and other original programming produced by us.  We also distribute our original programming, and owned and operated networks, on other third-party platforms.  Additionally, we own digital and internet media products that are complementary to our extensive portfolio of television station related digital properties. We focus on offering marketing solutions to advertisers through our television and digital platforms and digital agency services. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

Broadcast

As of December 31, 2017, our broadcast distribution platform consists primarily of our broadcast television stations. We own, provide programming and operating services pursuant to local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as JSAs and SSAs) to 191 stations in 89 markets. These stations broadcast 601 channels, including 242 channels affiliated with primary networks or program service providers comprised of:  FOX (59), ABC (41), CBS (30), NBC (25), CW (47), and MyNetworkTV (MNT) (40).  The other 359 channels broadcast programming from Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, CoziTV, Decades, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, Unimas, Univision, Weather, and two channels broadcasting independent programming.  For the purpose of this report, these 191 stations and 601 channels are referred to as “our” stations and channels.  Refer to our Television Markets and Stations table later in this Item 1. for more information.

Our broadcast segment provides free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary channels consists of network provided programs, locally-produced news, local sporting events, programming from program service arrangements, syndicated entertainment programs, and internally originated programming provided by our other media subsidiaries. We provide live, local sporting events on many of our stations by acquiring the local television broadcast rights for these events.

We are the nation's largest producer of local news. We produce approximately 2,400 hours of news per week at 129 stations in 84 markets, including 3 stations which produce news pursuant to a local news sharing arrangement for competitive stations in that market.  We have 20 stations which have local news sharing arrangements with a competitive station in that market that produces the news aired on our station.

See Operating Strategy later in this Item 1. for more information regarding the news and programming we provide.

A primary source of revenue is the sale of commercial inventory on our television stations to our advertising customers.  We also earn revenues by providing digital content to non-linear devices via websites, mobile, and social media advertisements. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago, and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 800 marketing consultants and 100 local sales managers company-wide.

Another primary source of revenue is from our retransmission consent agreements through payments from MVPDs in our markets, vMVPDs and OTT distributors.  The MVPDs are local cable companies, satellite television, and local telecommunication video providers.  vMVPDS and OTT distributors are companies that provide video content through internet streaming. The revenues primarily represent payments from the MVPDs, virtual MVPDs, and OTT distributors for access to our broadcast signal and are typically based on the number of subscribers they have.

Our operating results are subject to cyclical fluctuations from political advertising.  Political spending has been significantly higher in the even-number years due to the cyclicality of political elections.  In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed on a national level as well as those within the local communities we serve.  We believe political advertising will continue to be a strong advertising category in our industry. Political advertising levels may increase further as political-activism, around social, political, economic and environmental causes, continues to draw attention and Political Action Committees (PACs), including so-called Super PACs, continue to increase spending.

Original Networks and Content

We own and operate various networks carried on distribution platforms owned by us or others including: Comet, our science fiction multicast network, which debuted in October 2015; CHARGE!, our adventure and action-based emerging network, which launched in February 2017; and TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America, which launched in February 2017.

Also, during 2017, we transformed American Sports Network into Stadium, a new digital network that brings together professional sports highlights and college games.

We also own and operate Tennis Channel (Tennis), a cable network acquired in March 2016, which includes coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows. In 2017, Tennis expanded beyond its network business by acquiring Tennis Magazine, the sport’s largest print publication, and Tennis.com, the most visited online tennis platform in the world.

Our internally developed content, in addition to our local news, includes Ring of Honor (ROH), our professional wrestling promotion, and Full Measure with Sharyl Attkisson (Full Measure), our national Sunday morning investigative and political analysis program.

Digital and Internet

Sinclair Digital Ventures focuses on investment in emerging digital technologies, ad tech, and digital content companies that support and expand Sinclair's digital capabilities and non-linear footprint. We earn revenues from Compulse Integrated Marketing, a full service digital agency which uses our digital expertise to help businesses run social media, search, advertising, email marketing, web design, mobile marketing and creative services, and audience extension, and navigate and compete in a world of constant innovation and changes in consumer behavior. Circa is a national digital news operation offering video-rich news and entertainment tailored for mobile devices and aimed at the younger demographic. DataSphere Technologies, acquired in June 2017, provides marketing services to small businesses across the country and works in partnership with multiple media companies, including Sinclair. NewsON is a free, ad-supported app that provides instant access to live or on-demand local news broadcasts.

Technical Services

We own subsidiaries which are dedicated to providing broadcast related technical services to the broadcast industry, including: Acrodyne Technical Services, a provider of service and support for broadcast transmitters throughout the world; Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna; and ONE Media, a technology innovator at the forefront of developing industry standards and related technologies for NextGen encompassing its flexible and enhanced vision for broadcasting. In April 2016, we launched ONE Media 3.0, a wholly-owned subsidiary whose purpose will be to develop business opportunities, products, and services associated with ATSC 3.0 "Next Generation" broadcast transmission standard and TV platform. In 2017, we and other broadcasters formed the Spectrum Consortium (Spectrum Co), a joint venture that links local consortium member television stations to form a nationwide network over which to deliver national services and create a robust video and data exchange in conjunction with NextGen.

Other Non-media Investments

We own various non-media related investments across multiple asset classes including private equity, mezzanine financing, and real estate investments. Some of the largest investments include: Triangle Sign and Service (Triangle), a sign designer and fabricator; Bay Creek South (Bay Creek), a land developer for a planned resort community in Cape Charles, VA; and Jefferson Park, a mixed-use land development project in Frederick, MD; an investment in sustainable energy producing facilities; and a portfolio of apartment complexes.

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

Television Markets and Stations

As of December 31, 2017, we own and operate or provide programming and/or sales and other shared services to television stations in the following 89 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, DC	6	4	WJLA	ABC
Seattle / Tacoma, WA	12	6	KOMO, KUNS	ABC
Minneapolis / St. Paul, MN	15	4	WUCW	CW
St. Louis, MO	21	4	KDNL	ABC
Portland, OR	22	10	KATU, KUNP, KUNP-LD	ABC
Pittsburgh, PA	24	7	WPGH, WPNT	FOX, MNT
Raleigh / Durham, NC	25	6	WLFL, WRDC	CW, MNT
Baltimore, MD	26	7	WBFF, WNUV(c)	FOX, CW, MNT
Nashville, TN	27	9	WZTV, WUXP, WNAB(d)	FOX, CW, MNT
Salt Lake City, UT	30	9	KUTV, KENV(d), KMYU, KJZZ	CBS, NBC, MNT, IND
San Antonio, TX	31	8	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Columbus, OH	34	9	WSYX, WTTE(c), WWHO(d)	ABC, FOX, CW, MNT
Cincinnati, OH	35	7	WKRC, WSTR(d)	CBS, CW, MNT
Milwaukee, WI	36	6	WVTV, WCGV	CW, MNT
West Palm Beach / Fort Pierce, FL	37	12	WPEC, WTVX, WTCN-CA, WWHB-CA	CBS, CW, MNT
Asheville, NC / Greenville, SC	38	8	WLOS, WMYA(c)	ABC, MNT
Austin, TX	39	2	KEYE	CBS
Las Vegas, NV	40	8	KSNV, KVCW	NBC, CW, MNT
Oklahoma City, OK	41	6	KOKH, KOCB	FOX, CW
Grand Rapids / Kalamazoo, MI	43	3	WWMT	CBS, CW
Birmingham / Tuscaloosa, AL	44	14	WBMA-LD, WABM, WDBB(c), WTTO	ABC, CW, MNT
Harrisburg / Lancaster / Lebanon / York, PA	45	3	WHP	CBS, CW, MNT
Norfolk, VA	47	4	WTVZ	MNT
Greensboro / High Point / Winston Salem, NC	48	7	WXLV, WMYV	ABC, MNT
Providence, RI / New Bedford, MA	52	4	WJAR	NBC
Buffalo, NY	53	7	WUTV, WNYO	FOX, MNT
Fresno / Visalia, CA	54	12	KMPH-CD, KMPH, KFRE	FOX, CW
Richmond, VA	55	4	WRLH	FOX, MNT
Wilkes Barre / Scranton, PA	57	10	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Little Rock / Pine Bluff, AR	58	4	KATV	ABC
Mobile, AL / Pensacola, FL	59	11	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, MNT, IND
Albany, NY	60	7	WRGB, WCWN	CBS, CW
Tulsa, OK	62	4	KTUL	ABC
Lexington, KY	63	4	WDKY	FOX

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Dayton, OH	64	8	WKEF, WRGT(d)	ABC, FOX, MNT
Wichita / Hutchinson, KS	67	18	KSAS, KOCW, KAAS, KAAS-LP, KSAS-LP, KMTW(c)	FOX, MNT
Des Moines, IA	68	4	KDSM	FOX
Green Bay / Appleton, WI	69	7	WLUK, WCWF	FOX, CW
Roanoke / Lynchburg, VA	70	4	WSET	ABC
Flint / Saginaw / Bay City, MI	71	10	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Spokane, WA	72	3	KLEW	CBS
Charleston / Huntington, WV	73	7	WCHS, WVAH(d)	ABC, FOX
Omaha, NE	74	7	KPTM, KXVO(c)	FOX, CW, MNT
Rochester, NY	76	7	WHAM(d), WUHF	ABC, FOX, CW
Columbia, SC	77	4	WACH	FOX
Toledo, OH	78	4	WNWO	NBC
Portland, ME	79	6	WGME, WPFO(d)	CBS, FOX
Madison, WI	81	4	WMSN	FOX
Paducah, KY/ Cape Girardeau, MO	82	7	KBSI, WDKA	FOX, MNT
Harlingen / Weslaco / Brownsville / McAllen, TX	84	3	KGBT	CBS
Syracuse, NY	85	7	WTVH(d), WSTM, WSTQ-LP	CBS, NBC, CW
Champaign / Springfield / Decatur, IL	88	17	WICS, WICD, WCCU(d), WRSP(d), WBUI(d)	ABC, FOX, CW
Chattanooga, TN	89	7	WTVC, WFLI(d)	ABC, FOX, CW, MNT
Savannah, GA	90	4	WTGS	FOX
Cedar Rapids, IA	91	7	KGAN, KFXA(d)	CBS, FOX
Charleston, SC	92	3	WCIV	ABC, MNT
El Paso, TX	93	7	KDBC, KFOX	CBS, FOX
South Bend-Elkhart, IN	96	2	WSBT	CBS, FOX
Tri-Cities, TN-VA	99	5	WEMT(d), WCYB	FOX, NBC, CW
Greenville / New Bern / Washington, NC	100	5	WCTI, WYDO(d)	ABC, FOX
Myrtle Beach / Florence, SC	101	7	WPDE, WWMB(c)	ABC, CW
Boise, ID	104	7	KBOI, KYUU-LD	CBS, CW Plus
Reno, NV	105	9	KRXI, KRNV(d), KAME(c)	FOX, NBC, MNT
Lincoln and Hasting-Kearney, NE	106	11	KHGI, KHGI-LD, KWNB, KHGI-CD, KWNB-LD, KFXL	ABC, FOX
Johnstown / Altoona, PA	107	4	WJAC	NBC
Tallahassee, FL	108	7	WTWC, WTLF(d)	NBC, FOX, CW Plus
Yakima / Pasco / Richland / Kennewick, WA	114	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW Plus
Traverse City / Cadillac, MI	118	12	WGTU(d), WGTQ(d), WPBN, WTOM,	ABC, NBC
Eugene, OR	119	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	NBC, CBS, CW Plus
Macon, GA	120	3	WGXA	ABC, FOX
Peoria / Bloomington, IL	122	3	WHOI	Comet
Bakersfield, CA	126	7	KBAK, KBFX-CD	CBS, FOX
Corpus Christi, TX	128	5	KSCC, KTOV-LP, KXPX-LP	FOX, MNT

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Amarillo, TX	131	8	KVII, KVIH	ABC, CW Plus
Chico-Redding, CA	132	11	KRCR, KCVU(d), KRVU-LD, KUCO-LP, KKTF-LD	ABC, FOX, MNT
Columbia / Jefferson City, MO	135	4	KRCG	CBS
Medford, OR	136	4	KTVL	CBS, CW Plus
Beaumont / Port Arthur / Orange, TX	142	7	KFDM, KBTV(d)	CBS, FOX, CW Plus
Sioux City, IA	148	15	KMEG(d), KBVK-LP, KPTH, KPTP-LD	CBS, FOX, MNT
Albany, GA	154	4	WFXL	FOX
Wheeling, WV / Steubenville, OH	158	3	WTOV	NBC, FOX
Gainesville, FL	159	7	WNBW(d), WGFL(c), WYME-CD(c)	CBS, NBC, MNT
Missoula, MT	164	6	KECI, KCFW	NBC
Abilene / Sweetwater, TX	165	4	KTXS, KTES-LD	ABC, CW
Quincy, IL / Hannibal, MO / Keokuk, IA	172	3	KHQA	ABC, CBS
Butte / Bozeman, MT	185	3	KTVM	NBC
Eureka, CA	195	8	KAEF, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW, MNT
San Angelo, TX	196	3	KTXE-LD	ABC, CW
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		601

(a)
Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of September 2017.

(b)	We broadcast programming from the following providers on our channels:

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
ABC	41	30	August 31, 2022
CBS	30	25	April 30, 2020 through December 31, 2021
CW	47	37	August 31, 2019 through August 31, 2021
FOX	59	43	March 2, 2018 through December 31, 2019
MNT	40	31	August 31, 2018
NBC	25	18	December 31, 2018 through December 31, 2021
Total Major Network Affiliates	242

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
Antenna TV	18	17	January 1, 2019 through January 1, 2021
Azteca	3	2	August 31, 2017 through February 28, 2018
Bounce Network	1	1	August 31, 2019
CHARGE!	62	54	(2)
Comet	86	71	(2)
CoziTV	3	2	August 31, 2018
Decades	2	2	January 16, 2021
Estrella TV	1	1	September 30, 2017
Get TV	5	5	June 30, 2017
Grit	3	3	December 31, 2019
Independent programming	2	2	N/A
Me TV	19	16	January 16, 2018 through September 25, 2020
Movies!	7	6	November 1, 2019 through November 18, 2019
Stadium Network	48	43	December 31, 2022
TBD	77	65	(2)
Telemundo	1	1	December 31, 2019
This TV	5	4	March 31, 2015 through December 31, 2015
Unimas	1	1	December 31, 2018
Univision	9	5	December 31, 2018 through December 31, 2019
Weather	6	4	December 31, 2017
Total Other Affiliates	359

Total Television Channels	601

(1)
When we negotiate the terms of our network affiliations or program service arrangements, we generally negotiate on behalf of all of our stations affiliated with that entity simultaneously. This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements. If the affiliation agreement expires, we may continue to operate under the existing affiliation agreement on a temporary basis while we negotiate a new affiliation agreement."

(2)	An owned and operated network, which is carried on our multi-cast distribution platform.

(c)
The license assets for these stations are currently owned by third parties. We provide programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.

(d)
The license and programming assets for these stations are currently owned by third parties. We provide certain non-programming related sales, operational, and administrative services to these stations pursuant to service agreements, such as joint sales and shared services agreements.

(e)	We provide programming, sales, operational, and administrative services to this station, of which 50% is owned by a third party.

Operating Strategy

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming. We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  See Popular Sporting Events below for further discussion.  Moreover, we produce local news at 129 stations in 84 markets, including 3 stations which have a local news sharing agreement with a competitive station in that market.  See News below for further discussion.

Television advertising prices are based on ratings information measured and distributed by Nielsen and comScore. Nielsen is currently not accredited by the Media Rating Council, an independent organization that monitors rating services, which revoked Nielsen’s accreditation in the 154 markets in which Nielsen measures ratings exclusively by its diary methodology.  As of December 31, 2017, approximately 50 of our 89 markets are diary only markets.  comScore is an alternative rating service provider that uses set-top box television measurements to provide us additional measurement information to the ratings services that Nielsen provides for all 191 of our stations in our 89 markets.

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

During 2017, we expanded news in 8 markets and plan to add additional newscasts in 3 markets in 2018.  During the year ended December 31, 2017, 31% of our net time sales were earned during the local news we produce each week.

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

During 2017, we created a national investigative news unit consisting of more than 50 reporters, which we plan to grow, to provide in-depth stories not covered elsewhere.

We also provide our viewers with "Town Halls," which brings together our viewers to discuss major local and national topics. During 2017 we produced "Town Halls" covering political debates and discussions about a wide range of topics including education, sex trafficking, opioids, and gun laws. During 2018, we expect to produce over 120 hours of such coverage.

In 2016 we launched Circa, a national online digital news operation aimed at the Millennial demographic which both leverages and adds to our local and national news coverage. Also, in 2017, we acquired NewsOn, a single app to watch live, local news on mobile and OTT devices. See Expansion of Digital and Internet below for further discussion of these businesses.

Popular Sporting Events.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, MLB baseball, NFL football, NHL hockey, ACC basketball, both Big Ten and SEC football and basketball, and certain other college and high school sports. Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS, and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS, and NBC have network arrangements to broadcast certain NBA basketball games, MLB baseball games, NFL football games, NHL hockey games, NASCAR races, and PGA golf events, as well as other popular sporting events. Tennis has telecast rights to the U.S. Open, Wimbledon, Roland Garros (French Open), Australian Open, ATP World Tour Masters 1000, 500, and 250 events, WTA Premier events, Laver Cup, Davis Cup, Fed Cup, Hopman Cup, World Team Tennis, and College and Junior events and exhibitions. Our stations also broadcast programming and other content provided by Tennis. Also, we provide access to certain events through our premium OTT offering, Tennis Channel Plus. See Development of Original Networks and Content below for a discussion related to the operating strategy of Tennis.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2017 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming cost by creating original high-quality programming that is distributed on our broadcast platform. This original programming includes our CHARGE!, TBD, Comet, and Stadium networks; and ROH, Full Measure, and KidsClick programs.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 800 marketing consultants and 100 local sales managers company-wide. Excluding political advertising revenue, retransmission revenues, and other local revenues, 69.9% and 70.6% of our same station net time sales were local for the years ended December 31, 2017 and 2016, respectively. Market share survey results reflect that our stations' share of the local television advertising market increased to 24.7% in 2017 from 24.6% in 2016. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

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

Multi-Channel Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2017, we have 410 multi-channels in our digital spectrum.

Retransmission Consent Agreements.  We have retransmission consent agreements with MVPDs, vMVPDs, and OTT, such as cable, satellite, and telecommunications operators in our markets.  MVPDs compensate us for the right to retransmit our broadcast signals and owned networks.  Our successful negotiations with MVPDs have created agreements that produce meaningful sustainable revenue streams.

Improvement and Maintenance of Our Distribution Platforms.  We continue to improve and maintain a strong distribution platform that consists of our traditional broadcast network and our digital platforms. Our Acrodyne and Dielectric subsidiaries are leaders in servicing and manufacturing broadcast infrastructure. As a result, we maintain a strong infrastructure through which we provide high quality uninterrupted content on our broadcast stations. These subsidiaries are critical in both the repack of the broadcast spectrum and the buildout of the infrastructure behind the Advanced Television Systems Committee standard 3.0 (ATSC 3.0) for both our stations and other broadcasters. See Development of Next Generation Broadcast Platform below for further discussion related to ATSC 3.0.

Developing New Business.  We strive to develop new business models to complement or enhance our traditional television broadcast business.  We have developed new ways to sell online, mobile text messaging, and social media advertising along with our traditional commercial broadcasting model.  Additionally, we continue to leverage our national reach to provide new high quality content to our local communities.

In 2017, we entered into a agreement with Sorenson Media Group (Sorenson) to sell addressable advertising via smart TVs. Also, through our Audience Network business, we have been gained greater access to agencies buying network time.

We continue to expand our digital distribution platforms through initiatives such as our new video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer.  By using a single ad-serving system across all of our web sites, mobile apps, and other digital assets, we are able to streamline our sales workflow, optimize yield, and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying over-the-top initiatives (OTT), such as the NewsOn app, as well as our own content applications.

Strategic Realignment of Station Portfolio.  We routinely review and conduct investigations of potential television station acquisitions, dispositions, and station swaps.  At any given time, we may be in discussions with one or more television station owners. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion on completed and pending acquisitions.

Development of Original Networks and Content. In March 2016, we acquired Tennis. Unlike fully distributed cable networks that are in a declining business, Tennis, with its live tournaments and matches, passionate fan base, and established brand, was under-distributed. With our relationships with the multi-video program distributors (MVPDs) and the attractiveness of Tennis’ following, we have negotiated significant increases in carriage with MVPDs, with more penetration expected. Among the many benefits of the expanded carriage and pairing their content with our broadcast promotional capabilities, are additional MVPD subscriber fees, viewers, and advertising revenues. In March 2017, we acquired Tennis Magazine, the sport’s largest print publication, and Tennis.com, the most visited online tennis platform in the world. These acquisitions compliment Tennis and will allow us to provide greater and more in depth tennis content to consumers on tv, internet, and print.

In October 2015, we led the market in launching the first-ever science fiction multicast network, Comet, featuring over 1,500 hours of premium MGM content and already reaching approximately 70 million households, with more coverage expected.

In February 2017, we launched CHARGE!, a 24/7 adventure and action-based network in partnership with MGM that features more than 2,300 hours of TV series content and more than 2,000 movie titles. CHARGE!'s reach is in excess of 50% of the country by way of distribution deals outside of Sinclair's footprint.

In February 2017, we launched TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America. TBD includes web series, short films, fashion, comedy, lifestyle, eSports, music, and viral content through partnerships with creators such as Nerdist, Geek and Sundry, The Lizzie Bennet Diaries, Filmhub, Fail Army, and Fine Brothers.

In July 2017, we launched KidsClick, a national multiplatform programming block geared for children, and features robust and age-appropriate content available on all screens, including broadcast television, online, pay TV, mobile, and OTT.

During 2017, we transformed our American Sports Network (ASN) into a new digital network, Stadium, that brings together professional sports highlights and college games.

Expansion of Digital and Internet. In July 2016, we launched Circa, a national online digital news operation aimed at the Millennial demographic. The site is focused on issues trending from around the country, delivered in an independent-minded style, with a heavy focus on short form video optimized for mobile and social media engagement. In addition to its unique stories, news talent, and creativity, Circa has the added benefit of capitalizing on our broadcast branding and promotional platform to drive viewing impressions, an opportunity not available to other online news providers. Circa also leverages the strength of Sinclair’s local newsrooms to cover live breaking and evolving stories as they unfold. Our goal is for every piece of content to organically capture the compelling personalities and moments that make it news and empower the consumer to then engage, share, and drill deeper into that storyline through video, audio, photos and our interactive tools.

We have leveraged our digital expertise by launching Compulse, through which we run effective, integrated, and multi-platform digital marketing programs that drive loyalty, engage consumers, and help businesses achieve their goals.

In 2017, we acquired DataSphere Technologies, a telesales operation that complements Compulse. Datasphere offers an integrated suite of products and platforms for automated creation of professional websites, videos, and landing pages for clients. Also 2017, we acquired NewsON a single app to watch live, local news on mobile and OTT devices. NewsON has 15 affiliate partners reaching over 80% of the country.

These innovative products and extensions of our core broadcast business allow us to compete for digital, internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand Sinclair's digital capabilities and non-linear footprint.

Development of Next Generation Broadcast Platform. In 2017, the FCC approved ATSC 3.0, a next generation broadcast platform (NextGen). NextGen is an enhancement to the previous broadcast standard due to its mobility, addressability, capacity, IP connectivity, and conditional access. NextGen merges linear and non-TV data services alongside over-the-air and over-the-top, allowing a mature broadcast industry to reinvent itself. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic targeted advertising; customizable content; better measurement and analytics; the ability to talk to devices connected to the Internet; flexibility to add streams as needed; an ultra-high definition picture quality with enhanced immersive audio; and connectivity to automobiles. In addition, NextGen provides new emergency capabilities including advanced alerting functions which can provide evacuation routes and device wake-up features. All of these features will be available to mobile devices, allowing us to reach viewers wherever they are - including younger audiences that are tied to their mobile screens.
NextGen will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic IP pipe, we also will be able to distribute text, audio and software. While our one-to-many architecture will remain a strength, we will be able to deliver “the last mile” across a more robust system, as well as connect legacy ATSC 1.0 televisions to NextGen using hot spots and wi-fi functionality.
In 2017, we and other broadcasters formed the Spectrum Co, a joint venture that links local consortium member television stations to form a nationwide network to deliver national services and create a robust video and data exchange. The focus is to advance the promotion of spectrum efficiency, innovation and monetization in NextGen's multi-platform environment. Among the business possibilities are skinny bundles; connected car functionality including 3D mapping, telematics and infotainment; data wholesale models; and content delivery networks.
In early 2018, we will construct and operate single frequency network (SFN) sites to broadcast ATSC 3.0 signals within the Dallas DMA. The SFN will allow for the testing, validation and deployment of advanced next generation broadcast services, which will provide many benefits to consumers, including those already mentioned above.
We continue to work with other NextGen stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NextGen and 5G data delivery, and design NextGen receiver chips for mobile devices. We expect the implementation and adoption of NextGen to occur over the next three years alongside the government’s broadcast spectrum repack. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models.
Other Non-media Investments.  We have sought ways to diversify our business and return additional value to our shareholders through investments in non-media based businesses and real estate. We carry investments in various companies from different industries, including: a sign design and fabrication company; various real estate ventures in developmental land, operating commercial and multi-family residential real estate properties and apartments; an investment in sustainable energy producing facilities; and investments in private equity and structured debt / mezzanine financing investment funds. Currently, operating results from our investments represent a small portion of our overall operating results.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation, and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended (the Communications Act).  Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations, and operating power of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and employment practices of stations; and has the power to impose penalties for violations of its rules and regulations of the Communications Act.

The following is a summary of certain provisions of the Communications Act and specific FCC regulations and policies.  Reference should be made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

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

Ownership Matters

General.  The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC.  In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee and compliance with the Communications Act’s limitations on foreign ownership.  The FCC has indicated that in order to approve an assignment or transfer of a broadcast license the FCC must make an affirmative determination that the proposed transaction serves the public interest, not merely that the transaction does not violate its rules or shares factual elements with other transactions previously approved by the FCC, and that it may deny a transaction if it determines that the transaction would not be in the public interest.

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

Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who, as of December 31, 2017, together hold approximately 74.9% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule and Newspaper / Broadcast Cross-Ownership Rule.  Until recently, the FCC’s rules (i) limited the combined number of television and radio stations a party could own in a market to up to two television stations and six radio stations, depending on the number of independent media voices in the market, and (ii) prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  On November 20, 2017, the FCC released an Order on Reconsideration (Ownership Order on Reconsideration) that, among other changes, eliminated the Radio/Television Cross-Ownership Rule and the Newspaper/Broadcast Cross-Ownership Rule. The rule changes adopted in the Ownership on Reconsideration became effective on February 7, 2018. A Petition for Review of the Ownership Order on Reconsideration was

filed in the U.S. Court of Appeals for the Third Circuit and Sinclair filed to intervene in the proceeding. On February 7, 2018, the Court denied, among other things, Petitioners’ request to stay the effective date of the Ownership Order on Reconsideration and instead issued a stay of the appeal for a period of 6 months. We cannot predict the outcome of this proceeding.  We do not currently own any daily newspapers.

National Ownership Rule.  The national television viewing audience reach cap is 39%.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Additionally, because VHF stations (channels 2 through 13) historically covered a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the UHF discount). On September 6, 2016, the FCC released a Report and Order eliminating the UHF discount (the “UHF Discount Order”), and on April 21, 2017, the Commission released an Order on Reconsideration (the “UHF Discount Order on Reconsideration”) to reinstate the UHF discount pending a future rulemaking to examine the UHF discount together with the national audience reach cap. The UHF discount was reinstated on June 15, 2017 and is currently in effect. The UHF Discount Order on Reconsideration is currently the subject of a Petition for Review filed in the U.S. Court of Appeals for the D.C. Circuit. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the national audience reach cap, including the UHF discount. We cannot predict the outcome of these proceedings.

The majority of the stations we own and operate, or to which we provide programming services, are UHF.  With the UHF discount, our current reach (for FCC purposes) is approximately 25% of U.S. households.  With the pending Tribune Media Company (Tribune) transaction, absent divestitures, we would exceed the 39% cap, even with the application of the UHF discount. Changes to the national ownership cap could limit our ability to make television station acquisitions. See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion on the Tribune acquisition.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market (the top-four rule). Until recently, the FCC did not allow a party to own more than one station in the same market if there was digital overlap between the stations unless the market containing both the stations would contain at least eight independently owned full-power television stations post-merger (the eight voices test). The Ownership Order on Reconsideration eliminated the eight voices test. The Ownership Order on Reconsideration also modified the top-four rule to permit parties to own up to two top-four rated stations in the same market on a case-by-case basis. Both rule changes became effective on February 7, 2018. A Petition for Review of the Ownership Order on Reconsideration, including the changes to the Local Television Rule, was filed in the U.S. Court of Appeals for the Third Circuit and Sinclair filed to intervene in the proceeding. On February 7, 2018, the Court denied, among other things, Petitioners’ request to stay the effective date of the Ownership Order on Reconsideration and instead issued a stay of the appeal for a period of 6 months. We cannot predict the outcome of this proceeding.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014 were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. The subsequent Ownership Order on Reconsideration released eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. A Petition for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, was filed in the U.S. Court of Appeals for the Third Circuit, Sinclair filed to intervene in the proceeding. On February 7, 2018, the Court denied, among other things, Petitioners’ request to stay the effective date of the Ownership Order on Reconsideration and instead issued a stay of the appeal for a period of 6 months. We cannot predict the outcome of this proceeding.  If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see Changes in rules on local marketing agreements under "The FCC’s multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets." within Risk Factors and Changes in the Rules on Television Ownership under Note 10. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

In March 2014, the FCC issued a public notice on the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC will closely scrutinize any broadcast assignment or transfer application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. In February 2017, this guidance was rescinded by the FCC.

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

Must-Carry / Retransmission Consent

Television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.   By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA. Must carry rights are not absolute and are dependent on a number of factors which may or may not be present in a particular case.  Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.  We have elected to exercise our retransmission consent rights with respect to all of our stations. In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. Under these rules, unless the stations are directly or indirectly under common de jure control as permitted under the regulations of the Commission, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market, nor may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information.

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC's then-Chairman Wheeler announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the full Commission will agree to terminate the Rulemaking without action.

Network Non-Duplication / Syndicated Exclusivity / Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable systems’ local community).  The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals.  Both rules are subject to various exceptions and limitations.  In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets.  Such significantly viewed signals are not subject to black out pursuant to the FCC’s network non-duplication rules.  The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations.  In March 2014, the FCC issued a Report And Order And Further Notice Of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules.  This proceeding is pending and we cannot predict when or how the FCC will resolve that rulemaking.

Digital Television

FCC rules provide that television broadcast licensees may use their digital television (DTV) channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party.

Programming and Operations

The Communications Act requires broadcasters to serve the “public interest.”  The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license.  FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness.  Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time.  Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, comply with rules relating to the emergency alert system (EAS), maintain an online public inspection file, and abide by regulations specifying requirements to provide closed captions for its programming. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks.  Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.

On October 24, 2017, the FCC approved the elimination of the main studio rule, which required each broadcast television, FM radio, and AM radio licensee to have a main studio staffed with at least two employees located in or near its station’s local community.  The elimination of the main studio rule became effective on January 8, 2018.

Pending Matters

Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership, and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations, and affect our ability to acquire additional broadcast stations or finance such acquisitions.

On November 16, 2017, the FCC adopted a Report and Order and Notice of Proposed Rulemaking authorizing the voluntary deployment of ATSC 3.0 and adopting rules to afford broadcasters flexibility to deploy ATSC 3.0 based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. The Report and Order will go into effect on March 5, except for certain rules that require approval from the Office and Management and Budget.  Once approved by OMB, the effective date of those rules will be published in the Federal Register.  Comments on the issues raised by the proposed rulemaking were due to be filed by February 20, 2018; and replies are due to be filed by March 20, 2018.

Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct television broadcast satellite service, Class A television service, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the internet and mobility, and portability of our broadcast signal to hand-held devices.

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of our participation, results, and post-auction process.

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

ENVIRONMENTAL REGULATION

Prior to our ownership or operation of our facilities, substances or waste that are, or might be considered, hazardous under applicable environmental laws may have been generated, used, stored, or disposed of at certain of those facilities.  In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored, or disposed of hazardous substances.  As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations.  Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future or that we will not become subject to new governmental regulations, including those pertaining to potential climate change legislation, that may impose additional restrictions or costs on us.  We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media such as MVPDs, cable networks, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, and internet and other digital media, such as OTT.  Some competitors are part of larger organizations with substantially greater financial, technical, and other resources than we have.  Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation or program service, audience characteristics, and assigned broadcast frequency.

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

Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates.  Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers.  Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, as well as through self-produced news, public affairs programs, live local sporting events, paid-programming, and other entertainment programming.

Television advertising rates are based upon factors which include the size of the DMA in which the station operates; a program’s popularity among the viewers that an advertiser wishes to attract; the number of advertisers competing for the available time; the demographic makeup of the DMA served by the station; the availability of alternative advertising media in the DMA; the aggressiveness and knowledge of the sales forces in the DMA to call on and understand their client’s need; and development of projects, features, and programs that tie advertiser messages to programming.  We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within our DMAs.

The television broadcasting industry is continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station’s operations and profits.

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes.  Additionally, over-the-top (OTT) services allows consumers to consume programming on-demand through access to the internet and without a subscription with an MVPD. We continue to compete with the OTT services for viewership.

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

We believe we compete favorably against other television stations because of our management skill and experience, our ability historically to generate revenue share greater than our audience share, our network affiliations and program service arrangements, and our local program acceptance.  In addition, we believe that we benefit from the operation of multiple broadcast properties, affording us certain non-quantifiable economies of scale and competitive advantages in the purchase of programming.

EMPLOYEES

As of December 31, 2017, we had approximately 8,900 employees. Approximately 800 employees are represented by labor unions under certain collective bargaining agreements. We have not experienced any significant labor problems and consider our overall labor relations to be good.

AVAILABLE INFORMATION

We regularly use our website as a source of company information and it can be accessed at www.sbgi.net. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically submitted to the SEC, who also makes these reports available at http://www.sec.gov.  In addition, a replay of each of our quarterly earnings conference calls is available on our website until the subsequent quarter’s earnings call.  The information contained on, or otherwise accessible through, our website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 1A.                                       RISK FACTORS

You should carefully consider the risks described below before investing in our securities.  Our business is also subject to the risks that affect many other companies such as general economic conditions, geopolitical events, competition, technological obsolescence, and employee relations.  The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and our liquidity in an adverse way.

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

We rely on sales of advertising time for the majority of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•
the levels of automobile advertising, which historically have represented about one quarter of our advertising revenue; for the year ended December 31, 2017, automobile advertising represented 25.4%, respectively, of our net time sales and internet revenue;

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

•	over-the-top (OTT) and other emerging technologies and their potential impact on cord-cutting;

•	the impact of MVPDs, vMVPDs, and OTT distributors offering “skinny” programming bundles that may not include television broadcast stations;

•	changes in pricing and sellout levels; and

•	other factors that may be beyond our control.

There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition, or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $4,048.7 million at December 31, 2017, compared to the book value of shareholders’ equity of $1,534.4 million on the same date. We expect to incur additional indebtedness as part of our acquisition of Tribune Media Company (Tribune) as discussed in Commitment Letters and Incremental Term B Facility related to Tribune Acquisition under Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements.

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

•
because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2017, approximately $1,587.0 million principal amount of our recourse debt relates to the Bank Credit Agreement.

Any of these events could reduce our ability to generate cash available for investment, debt repayment, or capital improvements or to respond to events that would enhance profitability.

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

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations which we provide services to pursuant to LMAs and/or other outsourcing agreements and those stations provide 20% or more of our aggregate broadcast cash flows.  A default caused by an involuntary or voluntary petition filed for liquidation, reorganization or other relief of insolvency by a material third-party licensee, or a failure of a material third-party licensee to preserve and maintain its legal existence or any of its material rights, privileges or franchises including its broadcast licenses, would cause an event of default and potential acceleration under our Bank Credit Agreement. As of December 31, 2017, there were no material third party licensees as defined in our Bank Credit Agreement.

Despite current debt levels, we may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2017, we had $484.5 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

We expect to incur additional indebtedness as part of our acquisition of Tribune as discussed in Commitment Letters and Incremental Term B Facility related to Tribune Acquisition under Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements.

Our strategic acquisitions and investments could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions and investments, subject to market conditions, our liquidity, and the availability of attractive acquisition and investment candidates, with the goal of improving our business. We may not be able to identify other attractive acquisitions or investment targets or we may not be able to fund additional acquisitions or investments in the future.

Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations and could strain our human resources.  Additionally, we may not be able to successfully implement effective cost controls, achieve expected synergies, or increase revenues as a result of an acquisition.  In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities.  The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations. There can be no assurance that pending acquisitions will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or business will not have an adverse outcome on the transaction.

See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of acquisitions completed in the years ended December 31, 2017, 2016, and 2015, and our pending acquisition of Tribune.

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

Financial and economic conditions could have an adverse effect on the fundamentals of our business, results of operations, and/or financial condition.  Poor economic and industry conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue.  Additionally, financial institutions, capital providers, or other consumers may be adversely affected.  Potential consequences of any financial and economic decline include:

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

The production of internally originated programming requires a large up-front investment and the revenues derived from the airing of internally originated programming primarily depends upon its acceptance by the public, which is difficult to predict. The commercial success of original content also depends upon the quality and acceptance of other competing content released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment, general economic conditions and their effects on consumer spending, and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.

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

We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations.  In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming pursuant to our affiliation agreements, may have a negative effect on our financial condition or results of operations. See Television Markets and Stations within Item 1. Business for a listing of expirations of our affiliations agreements.

We may not be able to renegotiate retransmission consent agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them.

As retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain networks or program service providers with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements. Generally, our retransmission consent agreements and agreements with networks or program service providers are for different lengths of time and expire in different periods. If we are unable to negotiate a retransmission consent agreement or the revenue received as part of those agreements declines over time, then we may be exposed to a reduction in or loss from retransmission revenue net of revenue shared with networks and program service providers. We cannot predict the outcome or provide assurances as to the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations. See Television Markets and Stations within Item 1. Business for a listing of expirations of our affiliations agreements.

During 2016, we entered into a consent decree with the FCC pursuant to an investigation regarding allegations made by an MVPD that we violated FCC rules around negotiating retransmission consent agreements. See Changes in the Rules on Television Ownership under Note 10. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

The effects of the economic environment could require us to record an asset impairment of goodwill and indefinite-lived intangible assets.

We are required to analyze goodwill and certain other intangible assets for impairment.  The accounting guidance establishes a method of testing goodwill and broadcast licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.  For additional information regarding impairments to our goodwill and broadcast licenses, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5.  Goodwill, Indefinite-Lived Intangible Assets and Other Intangible Assets within the Consolidated Financial Statements.

Key officers and directors have financial interests that are different and sometimes opposite from ours and we may engage in transactions with these officers and directors that may benefit them to the detriment of other security holders.

Some of our officers, directors, and majority shareholders own stock or partnership interests in businesses that do business with us or otherwise do business that conflicts with our interests.  They may transact some business with us upon approval by the independent members of our board of directors even if there is a conflict of interest or they may engage in business competitive to our business and those transactions may benefit the officers, directors or majority shareholders to the detriment of our security holders.  Each of David D. Smith, Frederick G. Smith, and J. Duncan Smith is an officer and director of Sinclair and Robert E. Smith is a director of Sinclair.  Together, the Smiths hold shares of our common stock that control the outcome of most matters submitted to a vote of shareholders.

David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith, and David B. Amy, our Vice Chairman, together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  David Smith owned an interest (less than 3%) in Towson Row LLC, a real estate venture, in which we also held an interest, until its sale in May 2017.  For additional information regarding our related person transactions, see Note 11. Related Person Transactions within the Consolidated Financial Statements.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors, or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors, and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of our senior executive officers or are unable to attract and retain qualified personnel in the future.

We depend on the efforts of our management and other key employees.  The success of our business depends heavily on our ability to develop and retain management and to attract and retain qualified personnel in the future.  Competition for senior management personnel is intense, and we may not be able to retain our key personnel.  If we are unable to do so, our business, financial condition, or results of operations may be adversely affected.

The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from other security holders.  They may, therefore, take actions that are not in the interests of other security holders.

As of December 31, 2017, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith hold shares representing approximately 74.9% of the common stock voting rights of the Company and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold half our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025.

Although in the past the Smiths have recused themselves from related person transactions, circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other security holders and the Smiths would have the ability to cause us to take actions in their interest.  In addition, the Smiths could pursue acquisitions, divestitures, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other security holders.  Further, the concentration of ownership the Smiths have may have the effect of discouraging, delaying, or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2018 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which would in turn give Cunningham the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a “change in control.”  Any such terminations would have an adverse effect on our results of operations.  The FCC’s multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See the risk factor below regarding the FCC's multiple ownership rules.

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency rules and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

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

From time to time, we may have received or been promised payment for airing program material. FCC rules require that all such sponsored material be explicitly identified at the time of the broadcast as paid for and by whom, except when it is clear that the mention of a product or service constitutes sponsorship identification. There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided. On December 21, 2017, the FCC issued a Notice of Apparent Liability for Forfeiture proposing a $13.4 million fine for violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries. We have responded to dispute the Commission's findings and the proposed fine; however, we cannot predict the outcome of any potential FCC action related to this matter.

From time to time, we may be the subject of an investigation from governmental authorities. There can be no assurance that an incident that may lead to significant fines or other penalties can be avoided.

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must obtain the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station, or transfer the control of one of our subsidiaries that hold a license.  Our FCC licenses and those of the licensees which we provide services to pursuant to LMAs and other outsourcing agreements are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including, but not limited to, technological changes in spectrum assigned to particular services) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties.  (See Item 1. Business.)

The FCC’s multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Television ownership

As discussed in National Ownership Rule under Federal Regulation of Television Broadcasting within Item 1. Business, in April 2017 the FCC adopted the UHF Discount Order on Reconsideration to restore the UHF discount, which reinstatement became effective in June 2017. The UHF Discount Order on Reconsideration is the subject of a pending Petition for Review in the U.S. Court of Appeals for the D.C. Circuit. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the National Ownership Rule, including the UHF discount. We cannot predict the outcome of these proceedings. Because we are near the 39% cap without application of the UHF discount, changes to the UHF discount or National Ownership Rule could limit our ability to acquire television stations in additional markets.

Under federal law, the FCC is required to review its ownership rules every four years (a "Quadrennial Review") to determine whether they are necessary in the public interest as the result of competition and to repeal or modify any regulation the FCC determines to be no longer in the public interest.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. The Ownership Order also required that JSAs that existed prior to March 31, 2014, may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs could be transferred or assigned without losing grandfathering status. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. A Petition for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, was filed in the U.S. Court of Appeals for the Third Circuit, and Sinclair filed to intervene in the proceeding. On February 7, 2018, the Court denied, among other things, Petitioners’ request to stay the effective date of the Ownership Order on Reconsideration and instead issued a stay of the appeal for a period of 6 months. We cannot predict the outcome of this proceeding.  If we are required to terminate or modify our JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. The revenues of these JSA arrangements we earned during the years ended December 31, 2017 and 2016 were $63.2 million and $58.6 million, respectively.

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee. We believe these arrangements allow us to reduce our operating expenses and enhance profitability. During the years ended December 31, 2017 and 2016, we generated net revenue from our LMAs of $86.8 million and $88.7 million, respectively.

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

See Changes in the Rules on Television Ownership under Note 10. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of our participation, results, and post-auction process.

We can not predict whether the FCC will adopt further policies or incentive auctions which may affect our broadcast spectrum.

Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies, and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store, and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen or comScore and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations for live viewing Digital Video Recording playback are limited to 7 days past the original air date. Additionally, in most market, no credit is giving for online viewing.. The effects of new ratings system technologies, including ‘‘code readers’’, ‘‘viewer assignment’’, ‘‘portal people meters’’ and ‘‘set-top boxes,’’ and the ability of such technologies to be a reliable standard that can be used by advertisers is still under review for accreditation from The Media Rating Council, an independent organization that monitors rating services in 154 markets, measures ratings exclusively by its diary methodology. As of December 31, 2017, approximately 50 of our 89 markets are diary only markets.

Since digital television technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives. In addition, technological advancements and the resulting increase in programming alternatives, such as cable television, direct broadcast satellite systems, pay-per-view, home video and entertainment systems, video-on-demand, OTT, mobile video, and the Internet have also created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers. We cannot provide any assurances that we will remain competitive with these developing technologies.

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

Deregulation

The Telecommunications Act of 1996 and subsequent actions by the FCC and the courts have removed some limits on station ownership, allowing telephone, cable, and some other companies to provide video services in competition with us.  In addition, the FCC has reallocated and auctioned off a portion of the spectrum for new services including fixed and mobile wireless services and digital broadcast services.  As a result of these changes, new companies are able to enter our markets and compete with us.

We have invested and will continue to invest in new technology initiatives which may not result in usable technology.

We have heavily invested in the development of the NextGen platforms as discussed in Development of Next Generation Broadcast Platform under Operating Strategy within Item 1. Business. We do not know whether the outcome of our research and development will result in technology that will be usable on our distribution platform or available to license to third parties. Additionally, even if our efforts result in usable technology, we do not know whether it will be included within the ATSC 3.0 framework. Any failure to develop this technology could result in the loss of our investment. Our cost incurred related to the development of the NextGen platform is recorded within research and development within our consolidated statement of operations.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements.  Approximately 800 of our employees are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, including NBA basketball games, MLB baseball games, NFL football games, and other sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to revenues, leases, consolidation, programming, intangible assets, pensions, income taxes, share-based compensation, and broadcast rights, are complex and involve significant judgments. Changes in rules or their interpretation could significantly change our reported earnings, results of operations, and compliance with debt covenants.

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

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment, and other business processes. Despite our security measures, network and information systems‑related events, such as computer hackings, cyber threats, security breaches, viruses or other destructive or disruptive software, process breakdowns, or malicious or other activities, and natural or other disasters could result in a disruption of our services and operations. These events could also result in, but are not limited to, the improper disclosure of personal data or confidential information, including through third parties which receive any of such information on a confidential basis for business purposes and could be subject to any of these events, and damage our reputation and require us to expend resources to remedy any such breaches. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios, sales offices, and tower and transmitter sites.  Transmitter and tower sites are located in areas to provide maximum signal coverage to our stations’ markets. We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations. See Television Markets and Stations within Item 1. Business, for a listing of our station locations. We believe that no one property represents a material amount of the total properties owned or leased. The following is a summary of our principal owned and leased real properties as of December 31, 2017:

	Owned		Leased
	Buildings	Land	Buildings	Land
	(Square Feet)	(Acres)	(Square Feet)	(Acres)
Broadcast Related Real Estate
Office and studio properties	1,893,301	804	615,390	4
Antenna and transmitter properties	296,316	2,543	104,615	2,093

Other Operating Real Estate
Corporate offices	60,870	5	113,748	—
Office and warehouse property	1,250	—	311,155	—

Other Non-Media Investment Real Estate
Rental property	99,913	1	—	—
Recreational property	28,000	725	—	—
Land held for development	—	735	—	—

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

ITEM 4.                                    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is listed for trading on the NASDAQ stock market under the symbol SBGI.  Our Class B Common Stock is not traded on a public trading market or quotation system.  The following tables set forth for the periods indicated the high and low sales prices on the NASDAQ stock market for our Class A Common Stock.

2017	High	Low
First Quarter	$43.05	$30.35
Second Quarter	$41.20	$31.95
Third Quarter	$37.18	$26.70
Fourth Quarter	$39.00	$29.15

2016	High	Low
First Quarter	$33.60	$26.35
Second Quarter	$33.54	$28.16
Third Quarter	$31.70	$25.70
Fourth Quarter	$34.75	$24.15

As of February 23, 2018, there are approximately 46 shareholders of record of our Class A common stock.  This number does not include beneficial owners holding shares through nominee names.

See Note 3. Stock-Based Compensation within the Consolidated Financial Statements for discussion of our stock-based compensation plans.

Dividend Policy

During the years ended December 31, 2017 and 2016, our Board of Directors declared a quarterly dividend in the months of February, May, August, and November which were paid in the months of March, June, September, and December, respectively. In February 2018, our Board of Directors declared a quarterly dividend of $0.18 per share.  Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.  The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.  Under our Bank Credit Agreement, there are certain terms that may restrict our ability to make dividend payments. See Note 8. Common Stock within the Consolidated Financial Statements for further discussion.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2012 through December 31, 2017. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2012 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Sinclair Broadcast Group, Inc.	100.00	290.78	227.49	276.61	290.00	336.10
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Telecommunications Index	100.00	141.28	145.43	140.97	150.94	184.81

Stock Repurchases

None.

ITEM 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements.

The information below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA
(In thousands, except per share data)

	As of December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Media revenues (a)	$2,543,876	$2,499,549	$2,011,946	$1,784,641	$1,219,091
Revenues realized from station barter arrangements	120,963	135,566	111,337	122,262	88,680
Other non-media revenues	69,279	101,834	95,853	69,655	55,360
Total revenues	2,734,118	2,736,949	2,219,136	1,976,558	1,363,131
Media production expenses	1,063,074	953,089	733,199	578,687	386,646
Media selling, general and administrative expenses	533,537	501,589	431,728	372,220	251,294
Expenses recognized from station barter arrangements	98,973	116,954	93,204	107,716	77,349
Depreciation and amortization (b)	275,925	282,324	264,887	228,787	141,374
Amortization of program contract costs and net realizable value adjustments	115,523	127,880	124,619	106,629	80,925
Other non-media expenses	65,199	80,648	71,803	55,615	45,005
Corporate general and administrative expenses	113,253	73,556	64,246	62,495	53,126
Research and development expenses	10,000	4,085	12,436	6,918	—
(Gain) loss on asset dispositions	(278,872)	(6,029)	278	(37,160)	3,392
Operating income	737,506	602,853	422,736	494,651	324,020
Interest expense and amortization of debt discount and deferred financing costs	(212,315)	(211,143)	(191,447)	(174,862)	(162,937)
Loss from extinguishment of debt	(1,404)	(23,699)	—	(14,553)	(58,421)
(Loss) income from equity and cost method investees	(13,919)	1,735	964	2,313	621
Other income, net	8,876	3,144	1,540	4,998	2,225
Income from continuing operations before income taxes	518,744	372,890	233,793	312,547	105,508
Income tax benefit (provision)	75,360	(122,128)	(57,694)	(97,432)	(41,249)
Income from continuing operations	594,104	250,762	176,099	215,115	64,259
Discontinued operations:
Income from discontinued operations, net of related income taxes	—	—	—	—	11,558
Net income	594,104	250,762	176,099	215,115	75,817
Net income attributable to noncontrolling interests	(18,091)	(5,461)	(4,575)	(2,836)	(2,349)
Net income attributable to Sinclair Broadcast Group	$576,013	$245,301	$171,524	$212,279	$73,468
Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share from continuing operations	$5.77	$2.62	$1.81	$2.19	$0.66
Basic earnings per share	$5.77	$2.62	$1.81	$2.19	$0.79
Diluted earnings per share from continuing operations	$5.72	$2.60	$1.79	$2.17	$0.66
Diluted earnings per share	$5.72	$2.60	$1.79	$2.17	$0.78
Dividends declared per share	$0.72	$0.71	$0.66	$0.63	$0.60

	Years Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$681,326	$259,984	$149,972	$17,682	$280,104
Total assets	$6,784,470	$5,963,168	$5,432,315	$5,410,328	$4,103,417
Total debt (c)	$4,048,650	$4,203,848	$3,854,360	$3,886,872	$2,989,985
Total equity (deficit)	$1,534,366	$557,936	$499,678	$405,343	$405,704

(a)	Media revenues is defined as broadcast revenues, net of agency commissions, retransmission fees, and other media related revenues.

(b)	Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)	Total debt is defined as notes payable, capital leases, and commercial bank financing, including the current and long-term portions.

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

Executive Overview — a description of our business, summary of significant events and financial highlights from 2017, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2017, 2016, and 2015, including comparisons between years and certain expectations for 2018; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy, and a summary of our contractual cash obligations and off-balance sheet arrangements.

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

STG, for which certain assets and results of operations are included in the Broadcast segment and which is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under our Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.125% Notes, and 5.875% Notes.  SBG is a guarantor under all of these debt instruments. Our Class A Common Stock and Class B Common Stock remain obligations or securities of SBG and not obligations or securities of STG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report.

Summary of Significant Events and Financial Highlights from 2017

Tribune Acquisition

•
In May 2017, we entered into a definitive agreement to acquire the stock of Tribune Media Company (Tribune). Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. See Pending Acquisitions under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

•
In June 2017, Tribune announced successful consent solicitation with respect to its 5.875% Senior Note due 2022. Tribune received consents from holders of $1.0 billion in principal amount of Notes. See Commitment Letters and Incremental Term B Facility related to Tribune Acquisition under Note 6. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

•
In October 2017, Tribune stockholders voted to approve the Company’s announced acquisition of 100% of the outstanding shares of Tribune for the above mentioned purchase price and assumption of net debt. The Company expects to close the acquisition in the second quarter of 2018, subject to customary closing conditions, including approval by the FCC and antitrust clearance. See Pending Acquisitions under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

•
In December 2017, the Company announced that its wholly-owned subsidiary, Sinclair Television Group, Inc. (STG), secured financing as contemplated in the financing commitment letters for $3.725 billion of new term B loans maturing 2024 and priced at LIBOR plus 2.50%. The proceeds from the term B loans, which will be drawn at closing, are expected to be used to purchase the outstanding shares of Tribune, refinance certain of Tribune’s existing indebtedness, pay costs and expenses expected to be incurred in connection with the acquisition, and for general corporate purposes. See Commitment Letters and Incremental Term B Facility related to Tribune Acquisition under Note 6. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

Other Acquisitions and Dispositions

•
In March 2017, we acquired the assets of Tennis Media Company, the owner of Tennis magazine and Tennis.com, for $8 million plus an additional $6 million earn-out potential based on certain contingencies. The transaction was funded with cash on hand.

•
In March 2017, we sold Alarm Funding Associates (Alarm) for $200 million. We purchased Alarm in November 2007 and have invested capital of approximately $10.5 million. After repayment of debt and other costs, we realized approximately $70 million in pre-tax net cash proceeds on the sale.

•
In June 2017, we completed an acquisition of DataSphere Technologies, Inc. for $15.0 million which provides marketing services to small businesses across the country and works in partnership with multiple media companies, including Sinclair. The transaction was funded with cash on hand.

•	In June 2017, we completed the acquisition of NewsOn, a single app to watch live, local news on mobile and OTT devices. NewsOn has 15 affiliate partners reaching over 80% of the country.

•
In September 2017, the Company closed on its purchase of the stock of Bonten Media Group Holdings, Inc. (Bonten), and Cunningham also completed its purchase of the membership interest of Esteem Broadcasting for an aggregate purchase price of $240 million plus working capital, excluding cash acquired, of $1.3 million. As a result of the transaction, the Company added 14 television stations in 8 markets and Cunningham assumed the joint sales agreements under which the Company will provide services to 4 stations. The acquisition was funded through cash on hand.

Television and Digital Content

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

•
In February 2017, we launched TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America. TBD includes web series, short films, fashion, comedy, lifestyle, eSports, music, and viral content, through partnerships with creators.

•
In April 2017, we entered into an agreement with Silver Chalice and 120 Sports as equity partners on a new multi-platform sports network, featuring linear broadcast and comprehensive digital offerings through the merging of 120 Sports’ live studio operations, Silver Chalice’s Campus Insiders’ live collegiate games, and Sinclair’s American Sports Network’s (ASN) distribution and live collegiate games.

•
In May 2017, we launched KidsClick, a national multiplatform programming block geared for children that will feature robust and age-appropriate content available on all screens, including broadcast television, online, pay TV, mobile, and OTT.

•
In June 2017, the Company and CBS Corporation (CBS) entered into multi-year affiliation renewals in Austin, TX, Salt Lake City, UT, Gainesville, FL, and South Bend-Elkhart, IN; renewed the CBS All Access agreement; and agreed to be distributed on the new YouTube TV live television service. The Company also entered into agreements with American Broadcasting Companies, Inc. (ABC) and NBC Television Network, a division of NBCUniversal Media, LLC (NBC) for carriage of our affiliates on YouTube TV, and with ABC for carriage on DirecTV Now.

•
In August 2017, the Company announced a multi-year deal with FOX Broadcasting Company (FOX) that renews station affiliation agreements for all five of the Company's FOX Affiliations that were at the end of their terms. The affiliations renewed were for WACH in Columbia, South Carolina; KFOX in El Paso, Texas; KRXI in Reno Nevada; WFXL in Albany, Georgia; and WSBT in South Bend, Indiana.

•
In September 2017, the Company entered into a multi-year deal with CBS that renews three station affiliations that were set to expire at the end of 2018, including KGAN in Cedar Rapids, Iowa; KGBT in Harlingen, Texas; and WGME in Portland, Maine. In addition, CBS renewed an affiliation that was set to expire at the end of 2018 with WTVH in Syracuse, N.Y, that Sinclair provides sales and other services to under a joint sales agreement.

•
In January 2018, the Company entered into multi-year affiliation renewals with ABC that extend affiliations across all Sinclair stations to 2022. Additionally, ABC agreed to an extension of all affiliations with ABC affiliated stations that Sinclair provides sales and other services to under joint sales agreements. Contingent upon the closing of Sinclair's acquisition of Tribune, the ABC Television Network and Sinclair also agreed to an extension of Tribune's ABC affiliation agreements in New Orleans, LA, Scranton-Wilkes-Barre, PA, and Moline, IL (Quad Cities) to be co-terminus with Sinclair's ABC affiliations.

•
In January 2018, Circa expanded its digital footprint with the debut of a video-driven, live news app, providing unique live video covering a wide range of breaking news stories that are in-the-moment, pushing trending issues, alerting users as stories are developing.

•	In January 2018, the Company and Sorenson Media Group entered into the first large-scale addressable advertising agreement whereby the two companies will sell targeted ads via smart TVs.

•	In February 2018, the Company entered into a multi-year renewal with Nielsen Holdings for TV ratings services.

•
In February 2018, the Company entered into multi-year affiliation renewals with NBC in three markets, including KSNV in Las Vegas, NV; WJAC in Johnstown, PA; and WTOV in Wheeling, WV. Additionally, NBC renewed an affiliation with KRNV in Reno, NV that Sinclair provides sales and other services to under a joint sales agreement.

Broadcast Distribution

•
Effective February 1, 2017, we reached an agreement in principle to renew the retransmission consent agreement with Frontier Cable for carriage of KOMO (ABC) in Seattle, Washington, KATU (ABC) in Portland, Oregon, and Tennis Channel.

•
In August 2017, the Company announced an agreement for all of its ABC, CBS, FOX, NBC, and MNT affiliates to be carried in their respective markets as YouTube TV launches in those markets. As part of this agreement, YouTube TV will also deliver Tennis Channel and Comet to all of its members.

•	In October 2017, Ring of Honor expanded distribution into French-speaking Canada, on the channel Reseau des Sports, making it available to over 2 million homes in Canada.

•
In October 2017, the Company entered into an agreement with Sony Vue under which Sony Vue will include the Company's ABC, CBS, FOX, and NBC affiliate station broadcasts as well as Tennis, MyNetworkTV, and Comet on their platform.

•
In December 2017, the Company entered into an agreement with the National Cable Television Cooperative (“NCTC”), which allows NCTC’s member companies to opt into a multi-year retransmission consent agreement. 86% of NCTC's members, which are in Sinclair markets, opted into this agreement. The agreement also provides for carriage of Sinclair-owned Tennis Channel and Comet.

•	In January 2018, the Company entered into a multi-year retransmission renewal with Verizon Fios for the carriage of Sinclair stations on its platforms.

ATSC 3.0

•
In March 2017, ONE Media 3.0, announced an agreement with Saankhya Labs, a leader in the development of Cognitive Software Defined Radio chips, to accelerate the development of ATSC 3.0 chipsets, that will enable various types of consumer devices to receive the Next Generation television standard.

•
In March 2017, the Company announced a Memorandum of Understanding (MOU) with Nexstar Media Group for a consortium to promote innovation, and develop and explore products and services associated with ATSC 3.0 and monetization opportunities such as spectrum utilization, virtual MVPD platforms, multicast channels, automotive applications, single frequency networks, and wireless data applications, among others. In June 2017, Univision and Northwest Broadcasting joined the consortium, bringing the current total reach of the consortium to approximately 90% of the country.

•
In July 2017, the Company and Nexstar reached a tentative agreement on principles to coordinate the transition of the over-the-air delivery of ATSC 3.0 in 97 television markets. The tentative agreement includes 43 markets where both Companies own a television station, and a plan to spearhead the transition for shared “NextGen” services in the 54 markets where only one of the Companies owns or operates stations.

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

•
In November 2017, the Company and our wholly-owned subsidiary, ONE Media 3.0, announced our intention to fully deploy ATSC 3.0 on our stations nationwide pursuant to the FCC's vote to authorize use of the Next Generation TV standard. The new digital standard will dramatically improve television pictures and sound and, for the first time, be receivable on mobile devices, over-the-air for free. The Internet Protocol-based standard will seamlessly merge broadcast signals with Internet-based content and also enable multiple new data transmission business opportunities for broadcasters.

•
In January 2018, the Company and Imagine Communications reached an agreement to collaborate on the new monetization opportunities of ATSC 3.0 digital television technology. By providing oversight in the product development process and beta testing for both ATSC 1.0 and 3.0 models, Sinclair will play a critical role in the development of Imagine's next-generation business process systems for traffic, ad sales, and data analytics that allow for unit- and impression-based buys.

•
In January 2018, Sinclair, Nexstar, Univision and American Tower announced the first domestic deployment of the Next Gen TV standard and a single frequency network in Dallas, TX. The deployment will involve multiple stations, Next Gen TV program transmissions, and simulcasts on 1.0 host stations using customized channel sharing agreements. The Single Frequency Network sites will allow us to validate the mobile, customized programming, and other data-use cases enabled by the ATSC 3.0 standard.

•	In January 2018, the Company and SK Telecom entered into an MOU for the development of systems to allow the convergence of NextGen and 5G data delivery.

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

•
During 2017, we repurchased approximately 1.0 million shares of Class A Common Stock for approximately $30.3 million on the open market including transaction costs. As of December 31, 2017, the total remaining authorization was $88.8 million.

•	For the year ended December 31, 2017, we paid dividends of $0.72 per share.

•	In February 2018, we declared a quarterly cash dividend of $0.18 per share.

Other Events

•
In January 2017, Christopher S. Ripley assumed the role of President and Chief Executive Officer for the Company; former Sinclair President and CEO David D. Smith now serves as Executive Chairman; Lucy A. Rutishauser assumed the role of Chief Financial Officer; and David B. Amy assumed the role of Vice Chairman.

•
In April 2017, the FCC issued a public notice which announced the conclusion of the National Broadband Plan Spectrum Auction. In July 2017, we received $310.8 million of gross proceeds from the auction.

•
As a reflection of the Company’s commitment to and investment in local news, Sinclair’s newsrooms have been honored over the past year with two National Edward R. Murrow Awards for KOMO in Seattle, WA and KTUL in Tulsa, OK, 36 Regional Edward R. Murrow Awards, and 90 Regional Emmys including two for Circa for investigative reporting.

•
In June 2017, our shareholders re-elected the Company's eight Directors at our Annual Shareholders' Meeting. In addition, shareholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017; approved the proposed non-binding advisory vote on executive compensation; approved the proposed triennial advisory vote for executive compensation; and approved the proposed Executive Performance Formula and Incentive Plan.

•
In August 2017, the Company awarded seven young students from diverse backgrounds the annual Broadcast Diversity Scholarship to assist them with the funds needed to help them earn college degrees in broadcast-related fields.

•
In September 2017, the Company held the "Standing Strong for Texas" relief effort, in which viewers in our markets generously contributed almost $1.4 million to the Salvation Army. In addition, the Company donated $100,000, bringing the total to almost $1.5 million.

•
In December 2017, the Company announced that, as a result of tax reform legislation, we will pay a $1,000 bonus to almost 9,000 full-time and part-time employees at all of our stations and subsidiaries, excluding senior level executives.

•	In January 2018, Rob Weisbord assumed the role of Chief Revenue Officer for the Company, a new role reflecting the increased diversification of our business and new revenue streams we are creating.

•
In February 2018, Sinclair opened its Broadcast Diversity Scholarship for applications. Sinclair has distributed over $70,000 in financial assistance to students demonstrating a promising future in the broadcast industry.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to goodwill and intangible assets, program contract costs, income taxes, variable interest entities, and transactions with related parties.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

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

Valuation of Goodwill and Indefinite-Lived Intangible Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2017, our consolidated balance sheet includes $2,124.0 million and $159.4 million of goodwill and indefinite-lived intangible assets, respectively.

In the performance of our annual goodwill and indefinite-lived intangible asset impairment assessments we have the option to qualitatively assess whether it is more-likely-than-not that the respective asset has been impaired.  If we conclude that it is more-likely-than-not that a reporting unit or an indefinite-lived intangible asset is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or indefinite-lived intangible asset to its respective carrying value.  See Impairment of Goodwill, Intangibles and Other Long-Lived Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion of the significant judgments and estimates inherent in both qualitatively assessing whether impairment may exist and estimating the fair values of the reporting units and indefinite-lived intangible assets.  See Note 5.  Goodwill, Indefinite-Lived Intangible Assets and Other Intangible Assets within the Consolidated Financial Statements for the results of our annual impairment tests during the years ended December 31, 2017, 2016, and 2015.

For our annual goodwill impairment tests in 2017, 2016, and 2015, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments.  For one reporting unit in 2016, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value. For our annual impairment tests for indefinite-lived intangible assets in 2017, we concluded that it was more-likely-than-not that the assets were not impaired as a result of our qualitative assessments. In 2016 and 2015, as a result of our qualitative and quantitative assessments, we concluded that is was more-likely-than-not that these assets were not impaired.

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

Program Contract Costs.  As discussed in Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast.  These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV), management estimates future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation.  If our estimates of future advertising revenues decline, amortization expense could be accelerated or NRV adjustments may be required.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more-likely-than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2017 and 2016, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies, and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions and we record a liability for unrecognized tax benefits when such tax positions do not meet the “more-likely-than-not” threshold.  Significant judgment is required in determining whether a tax position meets the “more-likely-than-not” threshold, and is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law, and other authoritative pronouncements.  Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  See Note 9. Income Taxes within the Consolidated Financial Statements, for further discussion of accrued unrecognized tax benefits.

Variable Interest Entities.  As discussed in Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services to pursuant to arrangements, including LMAs, JSAs, and SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.

Transactions with Related Parties. We have determined that we conduct certain business related transactions with related persons or entities. See Note 11. Related Person Transactions within the Consolidated Financial Statements for discussion of these transactions.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of recent accounting policies and their impact on our financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of operations.  The results of the acquired stations during the years ended 2017, 2016, and 2015 are included in our results of operations for the years ended 2017, 2016, and 2015 from their respective dates of acquisition. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of stations acquired.  Unless otherwise indicated, references in this discussion and analysis to 2017, 2016, and 2015 are to our fiscal years ended December 31, 2017, 2016, and 2015, respectively.  Additionally, any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other and corporate activities.

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

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2017, 2016, and 2015 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2017	2016	2015
Media revenues (a)	$2,543.9	$2,499.5	$2,011.9
Revenues realized from station barter arrangements	121.0	135.6	111.3
Other non-media revenues	69.2	101.8	95.9
Total revenues	2,734.1	2,736.9	2,219.1
Media production expenses (a)	1,063.1	953.1	733.2
Media selling, general and administrative expenses (a)	533.5	501.6	431.7
Expenses recognized from station barter arrangements	99.0	117.0	93.2
Depreciation and amortization	391.4	410.0	389.6
Other non-media expenses	65.2	80.6	71.8
Corporate general and administrative expenses	113.3	73.6	64.2
Research and development	10.0	4.1	12.4
(Gain) loss on asset dispositions	(278.9)	(6.0)	0.3
Operating income	$737.5	$602.9	$422.7
Net income attributable to Sinclair Broadcast Group	$576.0	$245.3	$171.5

(a)
Our media related revenues and expenses are primarily derived from our broadcast segment, but also from our other media related business, including our networks and content such as Tennis Channel, Comet, CHARGE!, and non-broadcast digital properties. The results of our broadcast segment and the other media businesses are discussed further below under Broadcast Segment and Other, respectively.

BROADCAST SEGMENT

Revenues

The following table presents our media revenues, net of agency commissions, for the years ended December 31, 2017, 2016, and 2015 (in millions):

				Percent Change
	2017	2016	2015	‘17 vs. ‘16	‘16 vs. ‘15
Local revenues:
Non-political	$1,982.2	$1,841.9	$1,627.6	7.6%	13.2%
Political	9.6	24.2	9.7	(b)	(b)
Total local	1,991.8	1,866.1	1,637.3	6.7%	14.0%
National revenues (a):
Non-political	359.3	357.2	353.3	0.6%	1.1%
Political	20.7	175.1	16.1	(b)	(b)
Total national	380.0	532.3	369.4	(28.6)%	44.1%
Total broadcast segment media revenues	$2,371.8	$2,398.4	$2,006.7	(1.1)%	19.5%

(a)	National revenue relates to advertising sales sourced from our national representation firm.

(b)	Political revenue is not comparable from year to year due to the cyclicality of elections. See Political Revenues below for more information.

Our largest categories of advertising and their approximate percentages of 2017 net time sales, which include the advertising portion of our local and national broadcast revenues, were automotive (25.4%), services (19.1%), medical (6.5%), and retail/department stores (5.2%). No other advertising category accounted for more than 5.0% of our net time sales in 2017. No advertiser accounted for more than 1.1% of our Broadcast net time sales in 2017.

Our primary types of programming and their approximate percentages of 2017 net time sales were local news (31.3%), syndicated programming (30.9%), network programming (24.5%), sports programming (9.5%), and paid programming (3.8%).

From a network affiliation or program service arrangement perspective, the following table sets forth our affiliate percentages of net time sales for the years ended December 31, 2017, 2016, and 2015:

	# of	Percent of Net Time Sales for the Twelve Months Ended December 31,			Percent Change
	Channels (a)	2017	2016	2015	‘17 vs. ‘16	‘16 vs. ‘15
ABC	41	28.8%	27.1%	28.7%	6.3%	(5.6)%
FOX	59	25.4%	24.3%	25.9%	4.5%	(6.2)%
CBS	30	19.2%	19.7%	17.7%	(2.5)%	11.3%
NBC	25	12.4%	14.2%	11.7%	(12.7)%	21.4%
CW	47	7.2%	7.3%	8.0%	(1.4)%	(8.8)%
MNT	40	5.4%	5.8%	6.5%	(6.9)%	(10.8)%
Other (b)	359	1.6%	1.7%	1.5%	(5.9)%	13.3%
Total	601

(a)
See Television Markets and Stations within Item 1. Business for further detail on our channels. We acquired certain television stations during 2017, 2016, and 2015, with a variety of network affiliations. This acquisition activity affects the year-over-year comparability of revenue by affiliation. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of stations acquired.

(b)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, CoziTV, Decades, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, Unimas, Univision, and Weather.

Media Revenues.  Media revenues decreased $26.6 million in 2017 when compared to 2016, primarily related to a decrease in political net time sales, as well as a decrease in advertising revenues generated from the schools, paid programming, direct response, telecommunications, restaurant, medical, furniture, retail/department stores, and food-breakfast sectors. These decreases were partially offset by an increase in retransmission and digital revenues; an increase in advertising revenues generated from the services, pharmaceutical/cosmetics, entertainment, and automotive segments; and $36.5 million related to stations not included in the same period in 2016.

Media revenues increased $391.7 million in 2016 when compared to 2015, of which $37.6 million was related to stations not included in the same period in 2015. The remaining increase was primarily related to an increase in political net time sales as 2016 was a presidential election year; an increase in retransmission and digital revenues; and an increase in advertising revenues generated from the services, home products, automotive, direct response, media, entertainment, pharmaceutical/cosmetics, restaurant, and travel sectors. These increases were partially offset by a decrease in advertising revenues generated from the schools, telecommunications, retail/department stores, fast food, paid programing, and internet sectors.

Political Revenues. Political revenues, which include time sales from political advertising, decreased by $169.0 million to $30.3 million in 2017 when compared to 2016, a presidential election year. Political revenues increased by $173.5 million to $199.3 million in 2016 when compared to 2015. Political revenues are typically higher in election years such as 2016.

Local Revenues.  Excluding political revenues, our local media revenues, which include local time sales, retransmission revenues, digital, and other local revenues, increased $140.3 million in 2017 when compared to 2016, of which $35.6 million was related to the stations not included in the same period in 2016. The remaining increase was primarily related to an increase in retransmission and digital revenues as well as advertising revenues generated from the services, automotive, entertainment, and fast food sectors. These increases were partially offset by lower advertising revenues generated from the schools, paid programming, retail/department stores, direct response, furniture, restaurants, media, and medical sectors.

Excluding political revenues, our local media revenues increased $214.3 million in 2016 when compared to 2015, of which $28.9 million related to the stations not included in the same period in 2015. The remaining increase was primarily related to an increase in retransmission and digital revenues and an increase in advertising revenues generated from the services, media, automotive, entertainment, furniture, and travel sectors. These increases were partially offset by lower advertising revenues generated from the schools, retail, medical, fast food, paid programming, direct response, and pharmaceutical/cosmetics sectors.

National Revenues.  Excluding political revenues, our national media revenues, which include national time sales and other national revenues, increased $2.1 million in 2017 when compared to 2016, of which $4.2 million was related to the stations not included in the same period in 2016. Increases in advertising revenues generated from the retail/department stores, entertainment, and media sectors were offset by lower advertising revenues generated from the direct response, telecommunications, home products, medical, fast food, restaurants, automotive, paid programming, schools, and furniture sectors.

Excluding political revenues, our national media revenues increased $3.9 million in 2016 when compared to 2015, of which$3.5 million was related to the stations not included in the same period in 2015.  The remaining increase was primarily related to an increase in advertising revenues generated from the home products, direct response, medical, pharmaceutical/cosmetics, restaurants, and fast food sectors. These increases were partially offset by lower advertising revenues generated from the telecommunications, retail, automotive, internet, and services sectors.

Expenses

The following table presents our significant operating expense categories for our broadcast segment for the years ended December 31, 2017, 2016, and 2015 (in millions):

				Percent Change (Increase/(Decrease))
	2017	2016	2015	‘17 vs. ‘16	‘16 vs. ‘15
Media production expenses	$963.7	$874.1	$714.1	10.3%	22.4%
Media selling, general and administrative expenses	$470.0	$466.2	$427.2	0.8%	9.1%
Amortization of program contract costs and net realizable value adjustments	$115.5	$127.9	$124.6	(9.7)%	2.6%
Corporate general and administrative expenses	$101.7	$67.0	$55.8	51.8%	20.1%
Depreciation and amortization expenses	$244.4	$247.1	$251.7	(1.1)%	(1.8)%

Media production expenses.  Media production expenses increased $89.6 million during 2017 compared to 2016, of which $19.4 million related to the stations not included in the same period in 2016. The remaining increase for the year was primarily related to increases in fees pursuant to network affiliation agreements due to higher retransmission revenue and viewership measurement costs, partially offset by a decrease to network inventory fees related to renewed network agreements and a decline in external news profit sharing.

Media production expenses increased $160.0 million during 2016 compared to 2015, of which $14.4 million related to stations not included in the same period of 2015, net of dispositions. The remaining increase for the year was primarily due to increases in fees pursuant to network affiliation agreements mainly in relation to higher retransmission revenue, further investment in original programming content, increased costs related to sports programming content and expansion of news, an increase in costs related to viewership measurement, and increased compensation expense.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses increased $3.8 million during 2017 compared to 2016. The increase was primarily due to $10.1 million of expenses related to stations not included in the same period in 2016, increased expenses related to digital offerings, and increased compensation expenses. These increases were partially offset by a settlement with the FCC in June 2016 for the amount of $9.5 million and a decrease in national sales commissions.

Media selling, general and administrative expenses increased $39.0 million during 2016 compared to 2015, of which $6.0 million related to the stations not included in the same period in 2015, net of dispositions. The remaining increases for the year were primarily due to an increase in information technology infrastructure costs, increased compensation expense, increased digital interactive costs, and a $9.3 million charge related to settling the benefit obligation of an inherited pension plan.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $12.4 million during 2017 compared to 2016. The decrease is primarily due to the timing of amortization on long term contracts and a decrease in program renewal costs. The decreases were partially offset by $1.7 million of amortization related to the stations not included in the same period of 2016 and an increase to amortization cost from new programs added since 2016.

The amortization of program contract costs increased $3.3 million during 2016 compared to 2015, of which $2.1 million related to the stations not included in the same period of 2015, net of dispositions.  The remaining increase is due to expanding high quality film content across our broadcast spectrum.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $2.7 million during 2017 compared 2016 primarily related to assets becoming fully depreciated, which is greater than the added depreciation from capital expenditures. The decrease of these expenses is partially offset by $6.0 million of depreciation and amortization related to the stations not included in the same period of 2016.

Depreciation and amortization expenses decreased $4.6 million during 2016 compared to 2015, of which $1.3 million related to a station not included in the same period of 2015, net of dispositions.

OTHER

The following table presents our media revenues and expenses, as well as other non-media revenues and expenses, for our other business units, for the years ended December 31, 2017, 2016, and 2015 (in millions):

				Percent Change
	2017	2016	2015	‘17 vs. ‘16	‘16 vs. ‘15
Media revenues	$172.0	$101.2	$5.2	70.0%	1,846.2%
Media expenses	$162.9	$114.4	$23.6	42.4%	384.7%

Other non-media
Revenues:
Investments in real estate ventures and private equity	$54.3	$91.2	$85.7	(40.5)%	6.4%
Technical services	$14.9	$10.7	$10.2	39.3%	4.9%
Expenses: (a)
Investments in real estate ventures and private equity	$54.9	$88.5	$79.9	(38.0)%	10.8%
Technical services	$18.4	$12.6	$11.2	46.0%	12.5%

Research and development expenses	$10.0	$4.1	$12.4	143.9%	(66.9)%
Gain on asset dispositions	$53.2	$(6.0)	$0.3	n/m	n/m
(Loss) income from equity and cost method investments	$(13.9)	$1.7	$1.0	n/m	70.0%

(a)
Comprises total expenses of the entity including general administrative, depreciation and amortization, and applicable other income and expense items such as interest expense and non-cash stock-based compensation expense related to issuances of subsidiary stock awards, and excludes equity method investment income.

n/m — not meaningful
Media revenues, media production expenses, and media selling, general and administrative expense. The media revenue included within Other primarily relates to original networks and content, as well as our non-broadcast digital and internet businesses. For the years ended December 31, 2017, 2016, and 2015, we recorded revenue of $172.0 million, $101.2 million, and $5.2 million, respectively. The year-over-year increases in media revenues primarily relate to an increase in distribution revenues from MVPDs for Tennis, an increase in net time sales from our original networks, and from our non-broadcast digital and internet businesses. For the years ended December 31, 2017, 2016, and 2015, we recorded expenses of $162.9 million, $114.4 million, and $23.6 million, respectively, which is comprised of programming and production expenses, and general and administrative expenses related to the operations of our networks, content, and digital and internet businesses. The year-over-year increases primarily relate to Tennis, which was acquired during the first quarter of 2016, an increase to program and productions costs related to the start-up of our original networks and content, and an increase to general and administrative cost related to our new non-broadcast digital and internet initiatives.

Other non-media revenues and expenses:

Investments in real estate ventures and private equity. We have controlling interests in certain real estate investments and private equity investments as discussed under Other Non-media Investments within Item 1. Business. For the year ended December 31, 2017, revenues and expenses from these investments decreased $36.9 million and $33.6 million, respectively, compared to 2016. The decrease in revenue and expenses is primarily due to the sale of Alarm in early March 2017.

For the year ended December 31, 2016, revenues and expenses from these investments increased $5.5 million and $8.6 million, respectively, compared to 2015. The increase to revenue was primarily related to an increase in transaction volume from our sign and alarm businesses, partially offset by a decrease related to real estate development projects. The increase to expenses was primarily due to an increase of $8.4 million related to transaction volume for our sign and alarm business and a $2.6 million increase in expenses related to real estate development projects, partially offset by a decrease of expenses related to our operating real estate investments and gain on sale of certain real estate assets.

Technical Services. We own certain subsidiaries which provide service and support for broadcast transmitters, and design and manufacture broadcast systems. See Item 1. Business for a further discussion of these businesses. For the year ended December 31, 2017, revenues and expenses related to Technical Services increased $4.2 million and $5.8 million, respectively, compared to 2016. For the year ended December 31, 2016 revenues and expenses related to Technical Services increased $0.5 million and $1.4 million, respectively, compared to 2015. The increases in both revenues and expenses related to Technical Services for both 2017 and 2016 are due to increased transaction volume.

Research and development expenses. Our research and development expenses relate to our costs to create NextGen. See Development of Next Generation Broadcast Platform under Operating Strategy within Item 1. Business for further discussion of this initiative. For the years ended December 31, 2017, 2016, and 2015, research and development costs related to ONE Media, LLC were $10.0 million, $4.1 million, and $12.4 million, respectively.

Gain on asset dispositions. In March 2017, we sold Alarm for $200.0 million less working capital and transaction costs. We recognized a gain on the sale of Alarm of $53.0 million, of which $12.3 million was attributable to non-controlling interests; included in the gain on asset dispositions and net income attributable to the noncontrolling interests, respectively, on the consolidated statement of operations.

Income from Equity and Cost Method Investments.  We recognize income from certain real estate, private equity, media, and digital ventures which we hold as equity and cost method investments. For the year ended December 31, 2017, net income/loss from these equity and cost method investments decreased by $15.6 million compare to 2016. The decrease is primarily related to the recognition of our proportionate share of losses associated with investments made in 2017, accounted for under the equity method. See Note 9. Income Taxes within the Consolidated Financial Statements for further discussion on this investment.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the years ended December 31, 2017, 2016, and 2015 (in millions):

				Percent Change (Increase/(Decrease))
	2017	2016	2015	‘17 vs. ‘16	‘16 vs. ‘15
Corporate general and administrative expenses	$10.6	$4.1	$5.4	158.5%	(24.1)%
Interest expense	$205.2	$199.1	$186.5	3.1%	6.8%
Loss from extinguishment of debt	$1.4	$23.7	$—	(94.1)%	n/m
Income tax benefit (provision)	$75.4	$(122.1)	$(57.7)	n/m	111.6%

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

Corporate general and administrative expenses increased in total by $41.1 million in 2017 compared to 2016 primarily related to legal and consulting fees related to our completed and pending acquisitions, and spectrum auction expenses, as well as increased employee compensation costs related to merit increases.

Corporate general and administrative expenses increased in total by $9.8 million in 2016 compared to 2015. This increase primarily related to legal costs related to acquisitions and an increase in compensation costs related to merit increases.

We expect corporate general and administrative expenses to decrease in 2018 compared to 2017 primarily as a result of lower outside and other legal fees.

Interest expense. The explanation that follows combines the interest expense included within the Broadcast Segment with the interest expense found in this section, Corporate and Unallocated Expenses. Interest expense increased by $5.7 million in 2017 compared to 2016 primarily due to $6.4 million in debt financing fees expensed related to the amendment of certain terms and extension of the maturity date of Term Loan B under the existing Bank Credit Agreement, partially offset by the net effect of the redemption of $350.0 million of 6.375% senior unsecured notes (the 6.375% Notes) and offering of $400.0 million of senior unsecured notes bearing a more favorable interest rate of 5.125% (the 5.125% Notes), as discussed in Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements.

Interest expense increased by $18.3 million in 2016 compared to 2015 primarily due to the issuance of $350.0 million of the 5.875% Notes in 2016. See Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

We expect interest expense to increase in 2018 compared to 2017 as a result of additional term B loans to be drawn at closing of the anticipated Tribune acquisition, as discussed in Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements.

Loss from extinguishment of debt.  In January 2017, we entered into an amendment to our Bank Credit Agreement that includes extended maturity for some Term Loan positions to more favorable rates. As a result, we recognized a loss on extinguishment of debt of $1.4 million. We recognized a loss on extinguishment of debt of $23.7 million for the year ended December 31, 2016 related to the redemption of the 6.375% Notes in August 2016. See Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

Income tax benefit (provision). The 2017 income tax benefit for our pre-tax income (including the effects of noncontrolling interest) of $500.7 million resulted in an effective tax rate of (15.1)%. The 2016 income tax provision for our pre-tax income (including the effects of the noncontrolling interest) of $367.4 million resulted in an effective tax rate of 33.3%. The decrease in the effective tax rate from 2016 to 2017 is primarily due to the re-measurement of our deferred tax assets and liabilities related to the reduction of the U.S. federal tax rate from 35.0% to 21.0%, effective January 1, 2018, under the Tax Cuts and Jobs Act (Tax Reform) enacted on December 22, 2017.

The 2015 income tax provision for our pre-tax income (including the effects of the noncontrolling interest) of $229.2 million resulted in an effective tax rate of 25.2%. The increase in the effective tax rate from 2015 to 2016 is primarily due to a $12.6 million benefit related to the realization of a capital loss from the 2015 sale of stock of a subsidiary.

As of December 31, 2017, we had a net deferred tax liability of $515.2 million as compared to a net deferred tax liability of $609.3 million as of December 31, 2016. The decrease primarily relates to Tax Reform, offset partially by an increase in deferred tax liabilities due to deferred tax provision related to transactions associated with the Broadcast Incentive Auction and the acquisition of Bonten Media Group Holdings, Inc. in 2017. For additional information regarding the Broadcast Incentive Auction and the acquisition see Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements. Also, see Note 9. Income Taxes within the Consolidated Financial Statements for further information.

As of December 31, 2017, we had $7.2 million of gross unrecognized tax benefits. Of this total, $6.6 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. As of December 31, 2016, we had $4.7 million of gross unrecognized tax benefits. Of this total, $3.9 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. We recognized $0.6 million and $0.2 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2017 and 2016, respectively. See Note 9. Income Taxes within the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had net working capital of approximately $988.4 million, including $681.3 million in cash and cash equivalent balances, and $484.5 million remaining borrowing capacity under our revolving credit facility.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

We have $313.1 million in restricted cash primarily related to proceeds related to the Broadcast Spectrum Auction. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

In December 2017, we secured the required financing as contemplated in financing commitment letters for the financing of the Tribune acquisition, to be drawn at closing from issuance of $3.7 billion Term B loans under the Bank Credit Agreement, which will be amended at closing. See Commitment Letters and Incremental Term B Facility related to Tribune Acquisition under Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

In January 2017, we amended and restated our existing Term B Loan under the Bank Credit Agreement, extending the maturity date to January 2024. See Bank Credit Agreement under Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the revolving credit facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

For the year ended December 31, 2017, we were in compliance with all of the covenants related to our Bank Credit Agreement, 5.125% Notes, 5.375% Notes, 5.625% Notes, 5.875% Notes, and 6.125% Notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2017, 2016, and 2015 (in millions):

	2017	2016	2015
Net cash flows from operating activities	$431.1	$591.8	$402.9
Cash flows used in investing activities:
Acquisition of property and equipment	$(83.8)	$(94.5)	$(91.4)
Acquisition of businesses, net of cash acquired	(271.3)	(425.9)	(17.0)
Proceeds from the sale of assets	192.7	16.4	23.7
Purchase of alarm monitoring contracts	(5.7)	(40.2)	(39.2)
Investments in equity and cost method investees	(55.1)	(51.2)	(44.7)
Distributions from equity and cost method investees	12.9	6.8	21.7
Loan to affiliates	19.5	(19.5)	—
Other, net	(7.2)	2.1	(4.4)
Net cash flows used in investing activities	$(198.0)	$(606.0)	$(151.3)
Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$166.8	$1,024.9	$382.9
Repayments of notes payable, commercial bank financing and capital leases	(336.5)	(671.2)	(395.2)
Proceeds from the sale of Class A Common Stock	487.9	—	—
Dividends paid on Class A and Class B common stock	(71.4)	(65.9)	(62.7)
Repurchase of outstanding Class A Common Stock	(30.3)	(136.3)	(28.8)
Payments for deferred financing costs	(0.7)	(15.7)	(3.8)
Noncontrolling interest contributions	(22.4)	(10.5)	(9.9)
Other, net	(5.1)	(1.1)	(1.7)
Net cash flows from (used in) financing activities	$188.3	$124.2	$(119.2)

Operating Activities

Net cash flows from operating activities decreased during the year ended December 31, 2017 compared to the same period in 2016.  This change is primarily due to a decrease in political advertising spending as 2017 was a non-election year and an increase in income taxes paid, partially offset by the additional cash received from customers of businesses acquired during 2017.

Net cash flows from operating activities increased during the year ended December 31, 2016 compared to the same period in 2015.  This change is primarily due to an increase in cash received from customers due to businesses acquired since December 2015 and increased political advertising spending in an election year.

Investing Activities

Net cash flows used in investing activities decreased during the year ended December 31, 2017, compared to the same period in 2016. This decrease is primarily due to the sale of Alarm, a decrease in acquisitions, and a decrease in capital expenditures.

Net cash flows used in investing activities increased during the year ended December 31, 2016, compared to the same period in 2015. This increase is primarily due to the acquisition of Tennis Channel.

Financing Activities

Net cash flows from financing activities increased during the year ended December 31, 2017, compared to the same period in 2016. The increase is primarily due to the proceeds received from the public offering of Class A Common Stock during the first quarter of 2017 and a lower volume of Class A Common Stock repurchases compared to the prior year, partially offset by the repayment of notes payable in conjunction with the sale of Alarm and proceeds from the issuance of our 5.875% Notes during the first quarter of 2016.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2017 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS (a)

	Total	2018	2019-2020	2021-2022	2023 and thereafter
Notes payable, capital leases and commercial bank financing (b)	$5,191.5	$354.9	$466.7	$1,520.7	$2,849.2
Operating leases	198.1	25.1	45.2	37.0	90.8
Program content (c)	1,194.7	500.1	630.9	63.7	—
Programming services (d)	228.7	70.3	91.7	42.2	24.5
Other (e)	154.4	26.6	35.2	33.3	59.3
Total contractual cash obligations	$6,967.4	$977.0	$1,269.7	$1,696.9	$3,023.8

(a)	Excluded from the table above are $7.2 million of accrued unrecognized tax benefits. Due to inherent uncertainty, we cannot make reasonable estimates of the amount or the period payments will be made.

(b)
Includes interest on debt and capital leases, including notes and capital leases payable to related parties. Estimated interest on our variable rate debt has been calculated at an effective weighted interest rate of 3.61% as of December 31, 2017. Variable rate debt represents $1.6 billion of our $4.1 billion total face value of debt as of December 31, 2017. See Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion of the changes to notes payable, capital leases, and commercial bank financing during 2017 and Note 11. Related Person Transactions within the Consolidated Financial Statements for further discussion of related parties. Excluded from the table above is debt which we expect to assume and issue in conjunction with the acquisition of Tribune. See Commitment Letters and Incremental

Term B Facility related to Tribune Acquisition under Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

(c)
Our program content includes contractual amounts owed through the expiration date of the underlying agreement for active and future program contracts, network programming, and additional advertising inventory in various dayparts. Active program contracts are included in the balance sheet as an asset and liability while future program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program.  Industry protocol typically enables us to make payments for program contracts on a three-month lag, which differs from the contractual timing within the table. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the table above.

(d)	Includes obligations related to rating service fees, music license fees, market research, weather, and news services.

(e)
Other includes obligations related to post-retirement benefits, maintenance and support, other corporate contracts, other long term liabilities, commitments to contribute capital to various non-media private equity investments, and LMA and outsourcing agreements. Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counter-party. The fees that we are required to pay under these agreements total $5.6 million, $10.6 million, $2.9 million, and $0.6 million for the periods 2018, 2019-2020, 2021-2022, and 2023 and thereafter, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in the table above.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2017, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 6. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.  As of December 31, 2017, we did not have any outstanding derivative instruments.

We are exposed to risk from the changing interest rates of our variable rate debt, primarily related to our Bank Credit Agreement.  For the year ended December 31, 2017, interest expense on our term loans and revolver related to our Bank Credit Agreement was $54.6 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $16.2 million for the year ended December 31, 2017.  We also have $25.2 million of variable rate debt associated with our other non-media related investments.  We estimate that adding 1.0% to respective interest rates would result in $0.4 million of additional interest expense for the year ended December 31, 2017.  Our consolidated VIEs have $29.6 million of variable rate debt associated with the stations that we provide services to pursuant to LMAs and other outsourcing arrangements.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of the VIEs by $0.2 million for the year ended December 31, 2017.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2017.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2017.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Based on our assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Management has excluded the televisions stations of Bonten Media Group Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company during 2017. These television stations are wholly-owned subsidiaries or consolidated variable interest entities whose total assets and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2018 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Code of business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2018 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2017,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2018 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2018 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2018 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

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
2.1
Agreement and Plan of Merger, dated as of May 8, 2017, among Tribune Media Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant's Report on Form 8-K filed on May 9, 2017)

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

EXHIBIT NO.	EXHIBIT DESCRIPTION
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
10.9
Agreement of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 3, 2008).

10.10
Amended and restated lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009).

10.11
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

10.14*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 22, 2011. (Incorporated by reference from Registrant’s Report on Form 10-Q for the period ended March 31, 2011).

10.15*
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

10.18*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 9, 2012. (Incorporated by reference form Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.19
Amended and restated lease dated January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2013).

10.20*
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

10.22*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 11, 2014. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 3, 2014).

10.23*	Employment Agreement for Christopher S. Ripley, Chief Financial Officer (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014).
10.24
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 6, 2014.

10.25
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

10.26
Incremental Loan Amendment No. 1, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015).

10.27*
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

10.29
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of July 19, 2016, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 25, 2016).

10.30
Third Amendment to the Sixth Amended and Restated Credit Agreement, dated as of January 3, 2017, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 6, 2017).

10.31*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 14, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2017)

10.32
Voting Agreement, dated as of May 8, 2017, by and among Sinclair Broadcast Group, Inc. and the persons whose names are set forth on the signature pages thereto under the caption "Stockholders". (Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 9, 2017)

10.33*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 23, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.34*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser, Senior Vice President, Chief Financial Officer and Treasurer, dated August 28, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.35*
Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.36*
Restricted Stock Award Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.37*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steve Marks, Executive Vice President and Chief Operating Officer, dated August 31, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

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

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2018.

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

Signature	Title	Date

/s/ Christopher S. Ripley	President and Chief Executive Officer
Christopher S. Ripley		March 1, 2018

/s/ Lucy A. Rutishauser	Chief Financial Officer
Lucy A. Rutishauser		March 1, 2018

/s/ David R. Bochenek	Senior Vice President and
David R. Bochenek	Chief Accounting Officer	March 1, 2018

/s/ David D. Smith	Chairman of the Board and Executive Chairman
David D. Smith		March 1, 2018

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 1, 2018

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 1, 2018

/s/ Robert E. Smith
Robert E. Smith	Director	March 1, 2018

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 1, 2018

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 1, 2018

/s/ Martin R. Leader
Martin R. Leader	Director	March 1, 2018

/s/ Howard E. Friedman
Howard E. Friedman	Director	March 1, 2018

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in the Report of Management on Internal Control over Financial Reporting under Item 9A, management has excluded Bonten Media Group Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Bonten Media Group Holdings, Inc. from our audit of internal control over financial reporting. Bonten Media Group Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Baltimore, Maryland
March 1, 2018

We have served as the Company’s auditor since 2009.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$681,326	$259,984
Restricted cash, current	313,110	200
Accounts receivable, net of allowance for doubtful accounts of $2,590 and $2,124, respectively	566,464	513,954
Current portion of program contract costs	71,387	83,601
Income taxes receivable	28,150	5,500
Prepaid expenses and other current assets	54,310	41,849
Total current assets	1,714,747	905,088
Program contract costs, less current portion	3,202	8,919
Property and equipment, net	738,298	717,576
Restricted cash, less current portion	1,504	—
Goodwill	2,124,033	1,990,746
Indefinite-lived intangible assets, net	159,371	156,306
Definite-lived intangible assets, net	1,801,670	1,944,403
Notes receivable from affiliates	—	19,500
Other assets	241,645	220,630
Total assets (a)	$6,784,470	$5,963,168
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$370,403	$328,545
Deferred spectrum auction proceeds	84,341	—
Income taxes payable	2,503	23,491
Current portion of notes payable, capital leases and commercial bank financing	159,382	171,131
Current portion of notes payable and capital leases payable to affiliates	1,667	3,604
Current portion of program contracts payable	108,053	109,702
Total current liabilities	726,349	636,473
Long-term liabilities
Notes payable, capital leases and commercial bank financing, less current portion	3,875,116	4,014,932
Notes payable and capital leases to affiliates, less current portion	12,485	14,181
Program contracts payable, less current portion	41,909	53,836
Deferred tax liabilities	515,236	609,317
Other long-term liabilities	79,009	76,493
Total liabilities (a)	5,250,104	5,405,232
Commitments and contingencies (See Note 10)
EQUITY:
SINCLAIR BROADCAST GROUP SHAREHOLDERS’ EQUITY:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 76,071,145 and 64,558,207 shares issued and outstanding, respectively	761	646
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,320,298	843,691
Retained earnings (accumulated deficit)	248,845	(255,804)
Accumulated other comprehensive loss	(1,423)	(807)
Total Sinclair Broadcast Group shareholders’ equity	1,568,738	587,983
Noncontrolling interests	(34,372)	(30,047)
Total equity	1,534,366	557,936
Total liabilities and equity	$6,784,470	$5,963,168
The accompanying notes are an integral part of these consolidated financial statements.
_____________________________________________________

(a)
Our consolidated total assets as of December 31, 2017 and 2016 include total assets of variable interest entities (VIEs) of $130.6 million and $142.3 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2017 and 2016 include total liabilities of the VIEs of $27.0 million and $40.9 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands, except per share data)

	2017	2016	2015
REVENUES:
Media revenues	$2,543,876	$2,499,549	$2,011,946
Revenues realized from station barter arrangements	120,963	135,566	111,337
Other non-media revenues	69,279	101,834	95,853
Total revenues	2,734,118	2,736,949	2,219,136

OPERATING EXPENSES:
Media production expenses	1,063,074	953,089	733,199
Media selling, general and administrative expenses	533,537	501,589	431,728
Expenses recognized from station barter arrangements	98,973	116,954	93,204
Amortization of program contract costs and net realizable value adjustments	115,523	127,880	124,619
Other non-media expenses	65,199	80,648	71,803
Depreciation of property and equipment	97,103	98,529	103,433
Corporate general and administrative expenses	113,253	73,556	64,246
Amortization of definite-lived intangible and other assets	178,822	183,795	161,454
Research and development expenses	10,000	4,085	12,436
(Gain) loss on asset dispositions	(278,872)	(6,029)	278
Total operating expenses	1,996,612	2,134,096	1,796,400
Operating income	737,506	602,853	422,736

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(212,315)	(211,143)	(191,447)
Loss from extinguishment of debt	(1,404)	(23,699)	—
(Loss) income from equity and cost method investments	(13,919)	1,735	964
Other income, net	8,876	3,144	1,540
Total other expense	(218,762)	(229,963)	(188,943)
Income before income taxes	518,744	372,890	233,793
INCOME TAX BENEFIT (PROVISION)	75,360	(122,128)	(57,694)
NET INCOME	594,104	250,762	176,099
Net income attributable to the noncontrolling interests	(18,091)	(5,461)	(4,575)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$576,013	$245,301	$171,524
Dividends declared per share	$0.72	$0.71	$0.66

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$5.77	$2.62	$1.81
Diluted earnings per share	$5.72	$2.60	$1.79
Weighted average common shares outstanding	99,844	93,567	95,003
Weighted average common and common equivalent shares outstanding	100,789	94,433	95,728

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands)

	2017	2016	2015
Net income	$594,104	$250,762	$176,099
Amortization of net periodic pension benefit costs, net of taxes	—	—	190
Adjustments to pension obligations, net of taxes	(616)	27	621
Pension settlement	—	—	4,810
Comprehensive income	593,488	250,789	181,720
Comprehensive income attributable to the noncontrolling interests	(18,091)	(5,461)	(4,575)
Comprehensive income attributable to Sinclair Broadcast Group	$575,397	$245,328	$177,145

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standard					431	1,833			2,264
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(65,909)	—	—	(65,909)
Class B Common Stock converted into Class A Common Stock	257,673	2	(257,673)	(2)	—	—	—	—	—
Repurchases of Class A Common Stock	(4,892,461)	(48)	—	—	(136,235)	—	—	—	(136,283)
Class A Common Stock issued pursuant to employee benefit plans	400,512	4	—	—	16,769	—	—	—	16,773
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,722)	(10,722)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	1,346	1,346
Other comprehensive income	—	—	—	—	—	—	27	—	27
Net income	—	—	—	—	—	245,301	—	5,461	250,762
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936
Issuance of common stock, net of issuance costs	12,000,000	120	—	—	487,763	—	—	—	487,883
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(71,364)	—	—	(71,364)
Repurchases of Class A Common Stock	(997,300)	(10)	—	—	(30,277)	—	—	—	(30,287)
Class A Common Stock issued pursuant to employee benefit plans	510,238	5	—	—	19,121	—	—	—	19,126
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(22,416)	(22,416)
Other comprehensive income	—	—	—	—	—	—	(616)	—	(616)
Net income	—	—	—	—	—	576,013	—	18,091	594,104
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$594,104	$250,762	$176,099
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	97,103	98,529	103,433
Amortization of definite-lived intangible assets	178,822	183,795	161,454
Amortization of program contract costs and net realizable value adjustments	115,523	127,880	124,619
Loss on extinguishment of debt, non-cash portion	1,404	3,875	—
Stock-based compensation	15,886	16,939	18,315
Deferred tax (benefit) provision	(159,462)	6,118	(28,446)
(Gain) loss on the sale of assets	(278,608)	(6,029)	278
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(41,908)	(71,718)	(38,666)
Net change in net income taxes payable/receivable	(43,374)	18,814	3,203
Increase in prepaid expenses and other current assets	(9,409)	(969)	(3,474)
Increase (decrease) in accounts payable and accrued liabilities	34,857	60,086	(15,902)
Payments on program contracts payable	(111,470)	(111,506)	(109,057)
Other, net	37,636	15,190	11,071
Net cash flows from operating activities	431,104	591,766	402,927
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(83,812)	(94,465)	(91,421)
Acquisition of businesses, net of cash acquired	(271,273)	(425,857)	(17,011)
Proceeds from the sale of assets	192,634	16,396	23,650
Purchase of alarm monitoring contracts	(5,682)	(40,206)	(39,185)
Investments in equity and cost method investees	(55,129)	(51,247)	(44,715)
Distributions from equity and cost method investees	12,918	6,786	21,749
Loans to affiliates	19,500	(19,500)	—
Other, net	(7,181)	2,090	(4,378)
Net cash flow used in investing activities	(198,025)	(606,003)	(151,311)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	166,797	1,024,912	382,887
Repayments of notes payable, commercial bank financing and capital leases	(336,501)	(671,215)	(395,147)
Proceeds from the sale of Class A Common Stock	487,883	—	—
Repurchase of outstanding Class A Common Stock	(30,287)	(136,283)	(28,823)
Dividends paid on Class A and Class B Common Stock	(71,364)	(65,909)	(62,733)
Payments for deferred financing costs	(731)	(15,681)	(3,847)
Noncontrolling interests distributions	(22,416)	(10,464)	(9,918)
Other, net	(5,118)	(1,111)	(1,745)
Net cash flows from (used in) financing activities	188,263	124,249	(119,326)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	421,342	110,012	132,290
CASH AND CASH EQUIVALENTS, beginning of year	259,984	149,972	17,682
CASH AND CASH EQUIVALENTS, end of year	$681,326	$259,984	$149,972

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

As of December 31, 2017, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 191 stations in 89 markets. These stations broadcast 601 channels as of December 31, 2017. For the purpose of this report, these 191 stations and 601 channels are referred to as “our” stations and channels.

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

 Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 11. Related Person Transactions for more information about the arrangements with Cunningham. See Changes in the Rules on Television Ownership under Note 10. Commitments and Contingencies for a discussion of recent changes in Federal Communications Commission (FCC) rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
ASSETS
CURRENT ASSETS:
Accounts receivable	$19,566	$21,879
Other current assets	8,937	12,076
Total current asset	28,503	33,955

Program contract costs, less current portion	822	2,468
Property and equipment, net	6,215	2,996
Goodwill and indefinite-lived intangible assets	15,064	16,475
Definite-lived intangible assets, net	74,442	79,509
Other assets	5,601	6,871
Total assets	$130,647	$142,274
LIABILITIES
CURRENT LIABILITIES:
Other current liabilities	$23,564	$18,992

LONG-TERM LIABILITIES:
Notes payable, capital leases and commercial bank financing, less current portion	23,217	19,449
Program contracts payable, less current portion	11,213	14,353
Other long term liabilities	650	12,921
Total liabilities	$58,644	$65,715

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMA and certain outsourcing agreements which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs as of December 31, 2017 and 2016, which are excluded from liabilities above, were $44.0 million and $40.8 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.5 million, for both years ended December 31, 2017 and 2016.  Also excluded from the amounts above are liabilities associated with the certain outsourcing agreements and purchase options with certain VIEs totaling $116.5 million and $74.5 million as of December 31, 2017 and December 31, 2016, respectively, as these amounts are eliminated in consolidation.  The risk and reward characteristics of the VIEs are similar. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.

Other investments.  We have several investments which are considered VIEs.  However, we do not participate in the management of these entities including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.  We account for these entities using the equity or cost method of accounting.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2017 and 2016 was $115.7 million and $117.0 million, respectively, and are included in other assets in the consolidated balance sheets. See Other Assets below for more information related to our equity and cost method investments. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to these investments are recorded in income from equity and cost method investments in the consolidated statement of operations.  We recorded a loss of $5.3 million for the year ended December 31, 2017, and income of $2.5 million and $7.7 million for the years ended December 31, 2016 and 2015, respectively, related to these investments.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in the consolidated financial statements and in the disclosures of contingent assets and liabilities.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The standard permits the use of either the retrospective or cumulative effect transition method. Since Accounting Standards Update (ASU) 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. The adoption of this guidance will not have a material impact on our station advertising or retransmission consent revenue. We have determined that, under the new standard, certain barter revenue and expense related to syndicated programming will no longer be recognized. These revenues and expenses for the years ended December 31, 2017, 2016, and 2015 were each $97.9 million, $114.4 million, and $93.2 million, respectfully. The adoption of this standard will also result in a number of incremental disclosures surrounding our revenue transactions and policies. We plan on adopting this guidance retrospectively during the first quarter of 2018.

In January 2016, the FASB issued new guidance which address certain aspects of recognition, measurement, presentation, and disclose of financial instruments. The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee) at fair value, with changes in fair value recognized in net income. The new standard is effective for the interim and annual periods beginning after December 15, 2017. We plan on adopting this guidance during the first quarter of 2018. We do not expect the adoption will have a material impact on our financial statements.

In February 2016, the FASB issued new guidance related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently, only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments. The new standard includes eight specific cash flow issues with the objective of reducing the existing diversity in practice as to how cash receipts and cash payments are represented in the statement of cash flows. We will adopt this guidance retrospectively during the first quarter of 2018.

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

In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows. This new guidance requires that the statement of cash flows explain change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. We plan on adopting this guidance retrospectively during the first quarter of 2018.

In January 2017, the FASB issued guidance which clarifies the definition of a business with additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard should be applied prospectively and is effective for interim and annual reporting periods beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In January 2017, the FASB issued guidance which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new standard should be applied prospectively and is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We adopted this guidance during the first quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

In May 2017, the FASB issued new guidance which relates to stock based compensation and clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance during the second quarter of 2017. The impact of the adoption did not have a material impact on our financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Management regularly reviews accounts receivable and determines an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant’s ability to pay, past collection experience, and such other factors which, in management’s judgment, deserve current recognition.  In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	2017	2016	2015
Balance at beginning of period	$2,124	$4,495	$4,246
Charged to expense	2,837	1,974	1,292
Net write-offs	(2,371)	(4,345)	(1,043)
Balance at end of period	$2,590	$2,124	$4,495

Programming

We have agreements with distributors for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet where the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  The revenues realized from station barter arrangements are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Program service arrangements are accounted for as station barter arrangements, however, network affiliation programming is excluded from these calculations.  Revenues are recorded as revenues realized from station barter arrangements and the corresponding expenses are recorded as expenses recognized from station barter arrangements. See Recent Accounting Pronouncements above for more information about guidance that will be adopted effective January 1, 2018.

We broadcast certain customers’ advertising in exchange for equipment, merchandise and services.  The estimated fair value of the equipment, merchandise, or services received is recorded as deferred barter costs, included in prepaid expenses and other current assets in the consolidated balance sheets, and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues, included in accounts payable and accrued liabilities in the consolidated balance sheets.  The deferred barter costs are expensed or capitalized as they are used, consumed, or received and are included in station production expenses and station selling, general and administrative expenses, as applicable.  Deferred barter revenues are recognized as the related advertising is aired and are recorded in revenues realized from station barter arrangements.

Other Assets

Other assets as of December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Equity and cost method investments	$184,255	$168,572
Unamortized costs related to debt issuances	3,399	4,936
Deferred compensation plan assets	20,494	9,906
Other	33,497	37,216
Total other assets	$241,645	$220,630

We have equity and cost method investments primarily in private equity investments and real estate ventures.  In the event one or more of our investments are significant, we are required to disclose summarized financial information.  For the years ended December 31, 2017, 2016, and 2015, none of our investments were significant individually or in the aggregate.

As of December 31, 2017 and 2016, our unfunded commitments related to certain investments accounted for under the equity or cost method totaled $10.7 million and $13.5 million, respectively.

When factors indicate that there may be a decrease in value of an equity or cost method investment, we assess whether a loss in value has occurred related to the investment.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third party valuations, or industry comparables, based on the various facts available to us.  For the year ended December 31, 2017, we recorded a $3.3 million impairment charge related to three real estate investments. For the year ended December 31, 2016, there were $2.5 million of impairment charges recorded. The impairments are recorded in the income (loss) from equity and cost method investments in our consolidated statement of operations.

Unamortized costs related to debt issuances represent costs related to our revolving credit facility.  Unamortized costs related to our other debt issuances is recorded as a direct deduction from the carrying value of the debt recorded as liability. We amortize our deferred debt financing costs to interest expense over the term of the respective debt instruments using the effective interest method. Previously capitalized debt financing costs are recognized as a loss on extinguishment of debt if we determine that there has been an extinguishment of the related debt.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

We evaluate our goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that an impairment may exist. Our goodwill has been allocated to, and is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment to the extent that the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components of an operating segment with similar economic characteristics are aggregated when testing goodwill for impairment.

In the performance of our annual assessment of goodwill for impairment we have the option to qualitatively assess whether it is more likely than not a reporting unit has been impaired.  As part of this qualitative assessment we weigh the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare to the net book value of the reporting unit. If the fair value is less than the net book value we will record an impairment to goodwill for the amount of the difference. We estimate the fair value of our reporting units utilizing a combination of a market based approach which considers earnings and cash flow multiples of comparable businesses and recent market transactions as well as an income approach involving the performance of a discounted cash flow analysis. Our discounted cash flow model is based on our judgment of future market conditions based on our internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis, and includes adjustments for market risk and company specific risk.

Our indefinite-lived intangible assets consist primarily of our broadcast licenses and a trade name. For our annual impairment test for indefinite-lived intangible assets we have the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment we weigh the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. We estimate the fair values of our broadcast licenses using the Greenfield method which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenues and long term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

We periodically evaluate our long-lived assets for impairment and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their estimated fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  See Note 5.  Goodwill, Indefinite-Lived Intangible Assets and Other Intangible Assets for more information.

Accounts Payable and Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Compensation and employee health insurance	$87,003	$78,682
Interest	42,794	41,979
Deferred revenue	41,287	25,692
Deferred barter revenue	8,235	6,040
Programming related obligations	89,728	76,962
Other accruals relating to operating expenses	101,356	99,190
Total accounts payable and accrued liabilities	$370,403	$328,545

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2017 and 2016, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (SAB 118), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. Although the Company continues to analyze certain aspects of the Tax Legislation and refine its assessment, the ultimate impact of the Tax Legislation may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued as a result of the Tax Legislation. Pursuant to SAB 118, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. See Note 9. Income Taxes, for the effects of this guidance.

Supplemental Information — Statements of Cash Flows

During 2017, 2016, and 2015, we had the following cash transactions (in thousands):

	2017	2016	2015
Income taxes paid	$128,168	$108,347	$106,979
Income tax refunds	$1,508	$12,193	$196
Interest paid	$203,800	$191,117	$182,425

For the year ended December 31, 2017 and 2016, non-cash investing activities include property and equipment purchases for $9.5 million and $5.9 million, respectively. Also, during 2017, we received proceeds for the Broadcast Incentive Auction which is classified as restricted cash in the consolidated balance sheet. See Broadcast Spectrum Auction under Note 2. Acquisitions and Dispositions of Assets for further discussion. For the year ended December 31, 2015, non-cash transactions related to capital lease obligations were $2.8 million.

Revenue Recognition

Total revenues include: (i) station advertising revenue, net of agency commissions; (ii) barter advertising revenues; (iii) retransmission consent fees; (iv) other media revenues; and (v) revenues from our other businesses.

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

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses.  Total advertising expenses, net of advertising co-op credits, were $20.6 million, $18.5 million, and $23.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Financial Instruments

Financial instruments, as of December 31, 2017 and 2016, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 6. Notes Payable and Commercial Bank Financing, for additional information regarding the fair value of notes payable.

Post-retirement Benefits

During the fourth quarter of 2015, we fully settled the benefit obligation of our pension plan. We relieved our benefit obligation via lump sum distributions and/or the purchase of annuity contracts. Upon settlement we recorded $9.3 million of pension expense, including the recognition of $8.0 million of unamortized actuarial losses which was recorded in accumulated other comprehensive income, and $4.6 million of pension liability, representing the underfunded status of our defined pension plan, which was included within other long-term liabilities within our consolidated balance sheet.

We maintain a supplemental executive retirement plan (SERP) which we inherited upon the acquisition of certain stations. As of December 31, 2017, the estimated projected benefit obligation was $21.5 million, of which $1.7 million is included in accrued expenses in the consolidated balance sheet and the $19.8 million is included in other long-term liabilities.  During the years ended December 31, 2017 and 2016, we made $1.8 million and $1.7 million in benefit payments, recognized $0.8 million and $0.9 million of periodic pension expense, reported in other expenses in the consolidated statement of operations, and $1.0 million and $0.1 million of actuarial gains through other comprehensive income, respectively.

At December 31, 2017, the projected benefit obligation was measured using a 3.46% discount rate compared to a discount rate of 3.89% for the year ended December 31, 2016. We estimated the discount rate, in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.

We estimate that benefits expected to be paid to participants under the SERP are as follows (in thousands):

December 31,
2018	$1,714
2019	1,630
2020	1,561
2021	1,495
2022	1,364
Next 5 years	6,403

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the years ended December 31, 2017, 2016, and 2015, we acquired certain businesses for an aggregate purchase price of $704.5 million plus working capital of $2.3 million.

All of these acquisitions provide expansion of our businesses and increases value based on the synergies we can achieve. The following summarizes the material acquisition activity during the years ended December 31, 2017, 2016, and 2015:

2017 Acquisitions

Bonten . On September 1, 2017, we acquired the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham acquired the membership interest of Esteem Broadcasting (Esteem) for an aggregate purchase price of $240.0 million plus a working capital adjustment, excluding cash acquired of $1.1 million accounted for as a business combination under the acquisition method of accounting. As a result of the transaction we added 14 television stations in 8 markets: Tri-Cities, TN/VA; Greensville/New Bern/Washington, NC; Chico/Redding, CA; Abilene/Sweetwater, TX; Missoula, MT; Butte/Bozeman, MT; San Angelo, TX; and Eureka, CA. Cunningham assumed the joint sales agreements under which we will provide services to 4 additional stations. The transaction was funded through cash on hand. The acquisition will expand our regional presence in several states where we already operate and help us bring improvements to small market stations.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in thousands):

Accounts receivable	$14,665
Prepaid expenses and other current assets	633
Program contract costs	683
Property and equipment	27,295
Definite-lived intangible assets	161,936
Indefinite-lived intangible assets	425
Other assets	3,609
Accounts payable and accrued liabilities	(8,428)
Program contracts payable	(783)
Deferred tax liability	(66,158)
Other long term liabilities	(12,156)
Fair value of identifiable net assets acquired	121,721
Goodwill	119,426
Total purchase price, net of cash acquired	$241,147

The preliminary purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The allocation is preliminary pending a final determination of the fair value of the assets and liabilities.

During the quarter ended December 31, 2017, we made certain measurement period adjustments to the initial Bonten purchase price allocation resulting in reclassifications between certain non-current assets and liabilities, including an increase to property and equipment of $4.3 million, a increase to definite-lived intangible assets of $4.0 million, a decrease to indefinite-lived intangible assets of $7.9 million, and an increase to other long term liabilities of $8.7 million, and a increase to goodwill of $8.7 million.

The definite-lived intangible assets of $161.9 million is comprised of network affiliations of $53.3 million and customer relationships of $108.6 million. These intangible assets will be amortized over a weighted average useful life of 15 and 14 years for network affiliations and customer relationships, respectively. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies. We expect that goodwill deductible for tax purposes will be approximately $5.6 million.

Other 2017 Acquisitions. During 2017, we acquired certain media assets for an aggregate purchase price of $27.4 million, less working capital of $2.7 million. The transactions were funded with cash on hand.

2016 Acquisitions

Tennis Channel. In March 2016, we acquired all of the outstanding common stock of Tennis Channel (Tennis), a cable network which includes coverage of the top 100 tennis tournaments and original professional sport and tennis lifestyle shows, for $350.0 million plus a working capital adjustment, excluding cash acquired, of $4.1 million accounted for as a business combination under the acquisition method of accounting. This was funded through cash on hand and a draw on the Bank Credit Agreement. The acquisition provides an expansion of our network business and increases value based on the synergies we can achieve. Tennis is reported within Other within Note 13. Segment Data.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities of Tennis (in thousands):

Accounts receivable	$17,629
Prepaid expenses and other current assets	6,518
Property and equipment	5,964
Definite-lived intangible assets	272,686
Indefinite-lived intangible assets	23,400
Other assets	619
Accounts payable and accrued liabilities	(7,414)
Capital leases	(115)
Deferred tax liability	(16,991)
Other long term liabilities	(1,669)
Fair value of identifiable net assets acquired	300,627
Goodwill	53,427
Total purchase price, net of cash acquired	$354,054

The purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

The definite-lived intangible assets of $272.7 million related primarily to customer relationships, which represent existing advertiser relationships and contractual relationships with multi-channel video programming distributors (MVPDs) and will be amortized over a weighted average useful life of 15 years.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies.  Goodwill will not be deductible for tax purposes.

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

Financial Results of Acquisitions

The following tables summarize the results of the net media revenues and operating income (loss) included in the financial statements of the Company beginning on the acquisition date of each acquisition as listed below (in thousands):

Revenues	2017	2016	2015
Bonten	$30,907	$—	$—
Tennis Channel	132,584	84,040	—
Other acquisitions in:
2017	11,108	—	—
2016	66,698	49,186	—
2015	2,102	2,676	1,007
Total net media revenues	$243,399	$135,902	$1,007

Operating Income (Loss)	2017	2016	2015
Bonten	$7,448	$—	$—
Tennis Channel	19,420	(1,990)	—
Other acquisitions in:
2017	(89)	—	—
2016	18,392	18,311	—
2015	158	646	426
Total operating income	$45,329	$16,967	$426

In connection with the 2017, 2016, and 2015 acquisitions, for the years ended December 31, 2017, 2016, and 2015, we incurred $1.1 million, $1.4 million, and $0.5 million, respectively, of costs primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that Bonten and Tennis along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the acquisitions presented under Other 2017 Acquisitions, Other 2016 Acquisitions, and 2015 Acquisitions above, as they are not material both individually and in the aggregate. The 2015 period does not include the pro forma effects of the Bonten acquisitions, and as such will not provide comparability to the 2017 and 2016 pro forma periods presented in the following table (in thousands, except per data share):

	Unaudited
	2017	2016	2015
Total revenues	$2,790,793	$2,835,174	$2,310,392
Net Income	$597,370	$253,374	$168,364
Net Income attributable to Sinclair Broadcast Group	$579,279	$247,913	$163,789
Basic earnings per share attributable to Sinclair Broadcast Group	$5.80	$2.65	$1.72
Diluted earnings per share attributable to Sinclair Broadcast Group	$5.75	$2.63	$1.71

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangibles and intangible assets in purchase accounting.

Pending Acquisitions. In May 2017, we entered into a definitive agreement to acquire the stock of Tribune. Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. As part of this acquisition we would assume or refinance the debt of Tribune. Tribune owns or operates 42 television stations in 33 markets, cable network WGN America, digital multicast network Antenna TV, minority stakes in the TV Food Network, ThisTV, and CareerBuilder, and a variety of real estate assets. Tribune’s stations consists of 14 FOX, 12 CW, 6 CBS, 3 ABC, 2 NBC, 3 MyNetworkTV affiliates, and 2 independent stations. In October 2017, Tribune shareholders held a meeting and voted to approve the merger agreement and bondholders consented to the assignment of the notes under the change of control. It is likely that we will need to divest of certain stations to comply with regulatory approval. In the event we have not been able to complete all necessary divestitures by the time of the merger closing, we have filed applications at the FCC to place the stations in a divestiture trust pending divestiture after closing. We expect the transaction will close in the second quarter of 2018, pending customary closing conditions, including antitrust clearance and approval by the FCC. We expect to fund the purchase price through a combination of cash on hand, fully committed debt financing, and by accessing the capital markets. In connection with this acquisition was have incurred $20.5 million of costs primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations. See Note 6. Notes Payable and Commercial Bank Financing for further discussion on debt financing.

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

Broadcast Incentive Auction.  Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process. On April 13, 2017, the FCC issued a public notice which announced the conclusion of the spectrum auction. In July 2017, we received $310.8 million of gross proceeds from the auction. These proceeds are reflected as restricted cash because we directed the FCC to deposit those proceeds into qualifying trust accounts. We are limited in our ability to access this cash for a period of time not to exceed a year.

For the period ending December 31, 2017 we recognized a gain of $225.3 million which was included within (gain) loss on asset dispositions within our consolidated statements of operations. This gain relates to the auction proceeds associated with two markets where the underlying spectrum was vacated during the fourth quarter of 2017. In January 2018, we vacated the remaining spectrum sold in the broadcast incentive auction; as of December 31, 2017, we have a deferred spectrum proceeds liability of $84.3 million which we will recognize during the first quarter of 2018.  The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 98 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. However, we cannot predict whether the fund will be sufficient to reimburse all of our expenses. The sufficiency of the fund is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for repacking costs. During 2018, we expect total capital expenditures related to the spectrum repack to be $69.0 million.

3.              STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Under the LTIP, we have issued restricted stock awards (RSAs), stock grants to our non-employee directors, stock-settled appreciation rights (SARs), and stock options.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2017, 6,487,654 shares (including forfeited shares) were available for future grants.   Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions (the Match) for participants in our 401(k) plan, an employee stock purchase plan (ESPP), and subsidiary stock awards.  Stock-based compensation expense has no effect on our consolidated cash flows.  For the years ended December 31, 2017, 2016, and 2015, we recorded stock-based compensation of $18.5 million, $16.9 million, and $18.0 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.  RSAs issued in 2017, 2016, and 2015 have certain restrictions that lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding which results in a dilutive effect on basic and diluted earnings per share.  The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2016	146,975	$29.18
2017 Activity:
Granted	103,955	33.80
Vested	(98,750)	28.09
Unvested shares at December 31, 2017	152,180	$33.04

For the years ended December 31, 2017, 2016, and 2015, we recorded compensation expense of $3.2 million, $2.8 million, and $5.3 million, respectively.  The majority of the unrecognized compensation expense of $2.0 million as of December 31, 2017 will be recognized in 2018.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each of our annual meetings of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock.  We issued 20,000 shares in 2017, 2016, and 2015.  We recorded expense of $0.7 million, $0.6 million, and $0.6 million for each of the years ended December 31, 2017, 2016, and 2015, respectively, which was based on the average share price of the stock on the date of grant.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

Stock Appreciation Rights (SARs).  These awards entitle holders to the appreciation in our Class A Common Stock stock over the base value of each SAR over the term of the award. The SARs have 10 year term and vest immediately. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2017, 2016, and 2015, we recorded compensation expense of $6.6 million, $4.0 million, and $2.6 million, respectively.

The following is a summary of the 2017 activity:

	SARs	Weighted- Average Price
Outstanding SARs at December 31, 2016	2,310,000	$19.23
2017 Activity:
Granted	500,000	35.70
Exercised	(200,000)	15.78
Outstanding SARs at December 31, 2017	2,610,000	$22.65

The aggregate intrinsic value of the 2,610,000 outstanding as of December 31, 2017 was $38.6 million and the outstanding SARs have a weighted average remaining contractual life of 6.30 years as of December 31, 2017.  During 2017, 2016, and 2015, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Options.  As of December 31, 2017, there were options outstanding to purchase 375,000 shares of Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.08, a weighted average remaining contractual term of 8 years, and an aggregate intrinsic value of $2.5 million. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2017. During the years ending December 31, 2016 and 2015, we recognized compensation expense of $0.4 million and $0.8 million, respectively. There was no expense recognized during the year ended December 31, 2017.

Valuation of SARS and Options. Our SARs and stock options were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2017	2016	2015
Risk-free interest rate	2.1%	1.2% - 1.9%	1.3% - 1.9%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	37.0%	37.5% - 42.1%	42.1% - 47.0%
Annual dividend yield	2.0%	2.1%	2.0% - 2.7%

The risk-free interest rate is based on the U.S. Treasury yield curve, in effect at the time of grant, for U.S. Treasury STRIPS that approximate the expected life of the award.  The expected volatility is based on our historical stock prices over a period equal to the expected life of the award.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date. During 2017, 2016, and 2015, outstanding SARs and options increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

401(k) Match.  The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) is available as a benefit for our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount, and we match additional discretionary amount determined each year by the Board of Directors (the Match).  The Match and any additional discretionary contributions may be made using our Class A Common Stock if the Board of Directors so chooses.  Typically, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  For the years ended December 31, 2017, 2016, and 2015, we recorded $7.3 million, $6.9 million, and $6.2 million, respectively, of stock-based compensation expense related to the Match. A total of 3,000,000 shares of Class A Common Stock are reserved for matches under the plan.  As of December 31, 2017, 242,951 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2017, 2016, and 2015 was $1.0 million, $0.9 million, and $0.7 million, respectively.  A total of 3,200,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2017, 850,876 shares were available for future grants.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and/or appraisals.

These stock awards vest immediately.  For the year ended December 31, 2017, we recorded no compensation expense related to these awards. For the years ended 2016 and 2015, we recorded compensation expense of $1.3 million and $1.8 million, respectively, related to these awards which increase noncontrolling interest equity.  These awards have no effect on the shares used in our basic and diluted earnings per share.

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

Acquired property and equipment as discussed in Note 2. Acquisitions and Dispositions of Assets, is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Land and improvements	$77,487	$73,124
Real estate held for development and sale	87,056	90,087
Buildings and improvements	260,470	239,603
Station equipment	779,779	702,004
Office furniture and equipment	109,632	101,252
Leasehold improvements	25,120	24,762
Automotive equipment	63,513	56,507
Capital leased assets	53,005	84,516
Construction in progress	30,575	30,880
	1,486,637	1,402,735
Less: accumulated depreciation	(748,339)	(685,159)
	$738,298	$717,576

Capital leased assets are related to building, tower, and equipment leases. Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations. We recorded capital lease depreciation expense of $4.2 million for both of the years ended December 31, 2017 and 2016 and $3.9 million for the year ended December 31, 2015.

5.              GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $2,124.0 million and $1,990.7 million at December 31, 2017 and 2016, respectively.  The change in the carrying amount of goodwill was as follows (in thousands):

	Broadcast	Other	Consolidated
Balance at December 31, 2015	$1,927,605	$3,488	$1,931,093

Acquisitions (a)	11,626	53,427	65,053
Measurement period adjustments related to prior year acquisitions	40	—	40
Disposition of assets (a)	(5,440)	—	(5,440)
	1,933,831	56,915	1,990,746

Acquisitions (a)	119,426	13,966	133,392
Measurement period adjustments related to prior year acquisitions	153	154	307
Disposition of assets (a)	—	(412)	(412)
Balance at December 31, 2017	$2,053,410	$70,623	$2,124,033

(a)	See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions and divestitures made during 2017 and 2016.

(b)	Approximately $0.8 million of goodwill relates to consolidated VIEs as of December 31, 2017 and 2016.
For our annual goodwill impairment tests in 2017, 2016, or 2015, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment.  The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2017, 2016, or 2015, and therefore did not perform interim impairment tests for goodwill during those periods. Our accumulated goodwill impairment as of December 31, 2017 and 2016 was $413.6 million.

As of December 31, 2017 and 2016, the carrying amount of our indefinite-lived intangible assets was as follows (in thousands):

	Broadcast	Other	Consolidated
Balance at December 31, 2015	$132,465	$—	$132,465
Acquisitions (a)	2,406	23,400	25,806
Disposition of assets (a)	(1,965)	—	(1,965)
Balance at December 31, 2016 (b)	132,906	23,400	156,306
Acquisitions (a)	425	4,051	4,476
Disposition of assets (a)	(1,411)	—	(1,411)
Balance at December 31, 2017 (b) (c)	$131,920	$27,451	$159,371

(a)	See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions and divestitures made during 2017 and 2016.

(b)	Approximately $14.3 million and $15.7 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2017 and 2016, respectively.

(c)	Our indefinite-lived intangible assets in Broadcast relates to broadcast licenses and our indefinite-lived intangible assets in Other relates to trade names.
We did not have any indicators of impairment for our indefinite-lived intangible assets in any interim period in 2017 or 2016, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in 2017 and 2016 and as a result of our qualitative assessments, we recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in thousands):

	As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,451,663	$(514,575)	$937,088
Customer Relationships (a)	1,229,006	(373,966)	855,040
Other (a)	45,955	(36,413)	9,542
Total	$2,726,624	$(924,954)	$1,801,670

	As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,398,451	$(427,484)	$970,967
Customer Relationships (a)	1,102,591	(294,114)	808,477
Other (a)	243,253	(78,294)	164,959
Total	$2,744,295	$(799,892)	$1,944,403

(a)	Changes between the gross carrying value from December 31, 2016 to December 31, 2017, relate to acquisitions and dispositions in 2017, as discussed in Note 2. Acquisitions and Dispositions of Assets.
Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives which generally range from 5 to 25 years.  The total weighted average useful life of all definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions discussed in Note 2. Acquisitions and Dispositions of Assets is 14 years.  The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2017, 2016, and 2015 was $178.8 million, $183.8 million, and $161.5 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2017, 2016, and 2015.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2018	$174,398
For the year ended December 31, 2019	173,594
For the year ended December 31, 2020	173,061
For the year ended December 31, 2021	172,043
For the year ended December 31, 2022	168,297
Thereafter	940,277
$1,801,670

6.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, capital leases, and commercial bank financing consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Bank credit agreement:
Term Loan A-1, due April 9, 2018	$117,370	$141,436
Term Loan A-2, due July 31, 2021	113,327	130,762
Term Loan B, due January 3, 2024	1,356,300	1,365,625
Senior unsecured notes:
5.375% Notes, due April 1, 2021	600,000	600,000
6.125% Notes, due October 1, 2022	500,000	500,000
5.625% Notes, due August 1, 2024	550,000	550,000
5.875% Notes, due March 15, 2026	350,000	350,000
5.125% Notes, due February 15, 2027	400,000	400,000
Debt of variable interest entities	29,614	23,198
Debt of other non-media subsidiaries	25,238	135,211
Capital leases	31,696	33,280
Total outstanding principal	4,073,545	4,229,512
Less: Deferred financing costs and discount	(39,047)	(43,449)
Less: Current portion	(159,382)	(171,131)
Net carrying value of long-term debt	$3,875,116	$4,014,932

Indebtedness under the Bank Credit Agreement, notes payable, and capital leases as of December 31, 2017 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Total
2018	$157,132	$5,010	$162,142
2019	35,576	5,116	40,692
2020	41,687	4,877	46,564
2021	681,927	4,875	686,802
2022	521,435	4,752	526,187
2023 and thereafter	2,604,092	23,646	2,627,738
Total minimum payments	4,041,849	48,276	4,090,125
Less: Deferred financing costs and discount	(39,047)	—	(39,047)
Less: Amount representing future interest	—	(16,580)	(16,580)
Net carrying value of debt	$4,002,802	$31,696	$4,034,498

Interest expense on the consolidated statements of operations was $212.3 million, $211.1 million, and $191.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Interest expense included $7.7 million, $10.8 million, and $9.7 million in amortization of deferred financing costs and debt discount for the years ended December 31, 2017, 2016, and 2015, respectively.

The stated and weighted average effective interest rated on the above obligations are as follows:

		Weighted Average Effective Rate
	Stated Rate	2017	2016
Bank credit agreement:
Term Loan A-1	LIBOR plus 2.25%	3.29%	2.74%
Term Loan A-2 (a)	LIBOR plus 2.25%	3.30%	2.82%
Term Loan B	LIBOR plus 2.25%	3.32%	3.53%
Revolver (b)	LIBOR plus 2.00%	—%	2.98%
Senior unsecured notes:
5.375% Notes	5.38%	5.58%	5.58%
6.125% Notes	6.13%	6.31%	6.31%
5.625% Notes	5.63%	5.83%	5.83%
5.875% Notes	5.88%	6.09%	6.09%
5.125% Notes	5.13%	5.33%	5.33%

(a)	LIBOR plus 2.0% if our first lien indebtedness ratio is less than 1.5x.

(b)
As of December 31, 2017 and 2016, we had a $485.2 million revolving credit facility (Revolver). We incur a commitment fee on undrawn capacity of 0.25% or 0.50% if our first lien indebtedness ratio is less than or greater than 3.0x, respectively. There were no outstanding borrowings and $0.8 million and $1.9 million letters of credit under the revolver as of December 31, 2017 and 2016, respectively. There were no outstanding borrowings under the revolver during the year ended December 31, 2017.

We capitalized $0.5 million, $2.0 million, and $3.6 million as deferred financing costs during the years ended December 31, 2017, 2016, and 2015, respectively. Deferred financing costs and original issuance discounts are presented as a direct deduction from the carrying amount of an associated debt liability, except for deferred financing costs related to our Revolver which are presented within other assets as discussed in Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Bank Credit Agreement

We have a syndicated credit facility which includes both revolving credit and issued term loans (Bank Credit Agreement). During the years ended December 31, 2017, 2016, and 2015, the Bank Credit Agreement has been amended from time to time to provide incremental financing related to certain acquisitions discussed under Note 2. Acquisitions and Dispositions of Assets and to provide additional operational flexibility. On July 19, 2016, we entered into an amendment to extend the maturity of a portion of the term loan A facility and the Revolver to July 31, 2021. In connection with this amendment we incurred approximately $2.7 million of financing costs, of which $0.3 million was expensed and the remaining was capitalized as deferred financing costs. On January 3, 2017, we entered into an amendment to extend the maturity date of the Term Loan B from April 9, 2020 and July 31, 2021 to January 3, 2024. In connection with this extension we added additional operating flexibility, including a reduction in certain pricing terms related to Term Loan B and the Revolver and revisions to certain covenant ratio requirements. We incurred approximately $11.6 million of financing costs in connection with the amendment, of which $3.4 million related to an original issuance discount, $7.7 million was expensed, $0.5 million was capitalized as a deferred financing cost, and $1.4 million of unamortized deferred financing cost was written off.

Our Bank Credit Agreement, as well as indentures governing our outstanding notes, contains covenants that, among other things, restrict our ability and our subsidiaries’ ability to incur additional indebtedness with certain exceptions, pay dividends, incur liens, engage in mergers or consolidations, make acquisitions, investments or disposals, and engage in activities with affiliates. In addition, under the Bank Credit Agreement, we are required to maintain a ratio of First Lien Indebtedness. See Note 8. Common Stock for further details. As of December 31, 2017, we were in compliance with all financial ratios and covenants.

Our Bank Credit Agreement also contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services pursuant to LMAs and/or other outsourcing agreements and those stations provide 20% or more of our aggregate broadcast cash flows. A default by a material third-party licensee under our agreements with such parties, including a default caused by insolvency, would cause an event of default under our Bank Credit Agreement. As of December 31, 2017, there were no material third party licensees as defined in our Bank Credit Agreement.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

Senior Unsecured Notes

Upon issuance, all of our senior unsecured notes were redeemable up to 35%. We may redeem 100% of the notes upon the date set forth in the indenture of each note. The price which may redeem the notes is set forth in the indenture of each note. Also, if we sell certain of our assets or experience specific kinds of changes of control, the holders of our notes may require us to repurchase some or all of the outstanding notes.

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

Debt of variable interest entities

The proceeds of the outstanding debt of our consolidated VIEs were used to purchase the license assets of certain stations. See Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies for more information.  We have jointly and severally, unconditionally and irrevocably guaranteed the debt of the VIEs, as a primary obligor, including the payment of all unpaid principal of and interest on the loans. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. The weighted average effective interest rate for the debt of variable interest entities for the years ended December 31, 2017 and 2016 was 3.59% and 3.31%, respectively.

Debt of other non-media subsidiaries

Debt of our consolidated subsidiaries related to our non-media private equity investment and real estate ventures is non-recourse to us. Interest was paid on this debt at rates typically ranging from LIBOR plus 3.6% to a fixed 6.5% during 2017. The weighted average effective interest rate for the debt of other non-media subsidiaries for the years ended December 31, 2017 and 2016 was 4.31% and 6.41%, respectively.

Capital leases

Our capital leases with non-affiliates related primarily to broadcast towers. All of our tower leases will expire within the next 15 years. Most of our leases have 5-10 year renewal options and it is expected that these leases will be renewed or replaced within the normal course of business. For information related to our affiliate notes and capital leases, see Note 11. Related Person Transactions.

Commitment Letters and Incremental Term B Facility related to Tribune Acquisition

In connection with the pending acquisition of Tribune discussed in Note 2. Acquisitions and Dispositions of Assets, we entered into financing commitment letters (Commitment Letters) with certain financial institutions for (i) a seven-year senior secured incremental term loan B facility of up to $3.747 billion (Incremental Term Loan B Facility) and (ii) a one-year senior unsecured term loan bridge facility of up to $785.0 million (Bridge Facility) and, together with the Incremental Term B Facility, collectively the (Facilities), convertible into a nine-year extended term loan, for purposes of financing a portion of the cash consideration payable under the terms of the agreement of the planned merger between the Company and Tribune (Merger Agreement) and to pay or redeem certain indebtedness of Tribune and its subsidiaries. The Commitment Letters also contemplate certain amendments to our existing credit agreement, as subsequently amended (Existing Credit Agreement) in connection with the Tribune Acquisition to permit the acquisition and to provide for the Incremental Term B Facility in accordance with the terms of the Existing Credit Agreement. The Commitment Letters also provide for the syndication of an incremental revolving credit loan facility commitment of up to $225.0 million (Incremental Revolving Commitments) to be provided in accordance with the terms of the Existing Credit Agreement. The provision of the Incremental Revolving Commitments is not a condition of the Incremental Term B Facility or the Bridge Facility.

The Incremental Term Loan B Facility will be subject to representations, warranties and covenants that, subject to certain agreed modifications, will be substantially similar to those in the Existing Credit Agreement. The documentation for the Bridge Facility shall, except as otherwise agreed, be based on and consistent with the indenture governing our 5.125% Senior Notes due 2027, dated as of August 30, 2016, among STG and U.S. Bank National Association, as trustee (the 5.125% Indenture), and shall in any case, except as expressly agreed, be no less favorable to us than the 5.125% Indenture.

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

In December 2017, our wholly-owned subsidiary, Sinclair Television Group, Inc., secured the required financing as contemplated in the Commitment Letters for the financing of the Tribune acquisition, to be drawn at closing from issuance of $3.7 billion Term B loans, maturing in 2024 and priced at LIBOR plus 2.50%, under the Bank Credit Agreement, which will be amended at closing. The proceeds from the Term B Loans are expected to be used to purchase the outstanding shares of Tribune, refinance certain of Tribune's existing indebtedness, pay costs and expenses expected to be incurred in connection with the acquisition, and for general corporate purposes. We began to incur a ticking fee on undrawn amounts under the new term B loans beginning on January 12, 2018 of 1.25% for the first 30 days, 2.50% for the next 60 days, and LIBOR plus 2.50% thereafter.

In June 2017, Tribune commenced a consent solicitation, seeking consents from the holders of Tribune notes to amend certain provisions of the indenture governing Tribune's 5.875% Senior Notes due 2022 (Tribune notes), to (i) eliminate any requirement for Tribune to make a "Change of Control Offer," to holders of Tribune notes in connection with the transactions, (ii) clarify the treatment under the Tribune notes of the proposed structure of the transactions and to facilitate the integration of Tribune and its subsidiaries and the Tribune notes with and into the Company's debt capital structure, and (iii) eliminate the expense associated with producing and filing with the SEC separate financial reports for STG, a wholly-owned subsidiary and the television operating subsidiary of the Company, as successor issuer of the Tribune notes, if the Company or any other parent entity of the successor issuer of the Tribune notes, in its sole discretion, provides an unconditional guarantee of the payment obligations of the successor issuer under the Tribune notes. Tribune received the requisite consent from the holders of the Notes and executed a supplemental indenture to amend these provisions of the Tribune indenture. The Company paid a consent fee of $8.3 million to the consenting holders of the Notes.

7.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2017 were as follows (in thousands):

2018	$108,053
2019	16,040
2020	12,639
2021	8,885
2022	4,345
Total	149,962
Less: Current portion	(108,053)
Long-term portion of program contracts payable	$41,909

Each future period’s film liability includes contractual amounts owed, however, what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three month lag. Included in the current portion amount are payments due in arrears of $29.5 million. In addition, we have entered into non-cancelable commitments for future program rights aggregating to $130.5 million as of December 31, 2017.

8.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2017, no Class B Common Stock shares were converted into Class A Common Stock shares. During 2016, 257,673 Class B Common Stock shares were converted into Class A Common Stock shares.

Our Bank Credit Agreement and some of our subordinated debt instruments have restrictions on our ability to pay dividends. Under our Bank Credit Agreement, in certain circumstances, we may make unrestricted cash payments as long as our first lien indebtedness ratio does not exceed 3.75 to 1.00. Once our first lien indebtedness ratio exceeds 3.75 to 1.00, we have the ability to make up to $200.0 million in unrestricted annual cash payments including but not limited to dividends, of which $50.0 million may carry over to the next year, as long as we are in compliance with our first lien indebtedness ratio under the Bank Credit Agreement of 4.25 to 1.00. In addition, we have an aggregate basket of up to $250.0 million, as long as we are in compliance with our first lien indebtedness ratio of 4.25 to 1.00, and an aggregate basket of $50.0 million, as long as no Event of Default has occurred. Under the indentures governing the 6.125% Notes, 5.875% Notes, 5.375% Notes, 5.125% Notes, and 5.625% Notes, we are restricted from paying dividends on our common stock unless certain specified conditions are satisfied, including that:

•	no event of default then exists under each indenture or certain other specified agreements relating to our indebtedness; and

•	after taking into account the dividends payment, we are within certain restricted payment requirements contained in each indenture.

On March 15 2017, we completed a public offering of 12.0 million shares of Class A common stock that was priced at $42.00 per share. The net proceeds of $487.9 million are intended to be used to fund future potential acquisitions and for general corporate purposes.

During 2016, our Board of Directors declared a quarterly dividend of $0.165 per share in the month of February which was paid in March and a quarterly dividend of $0.18 per share in the months of May, August, and November, which were paid in June, September, and December, respectively. Total dividend payments for the year ended December 31, 2016 were $0.705 per share. During 2017, our Board of Directors declared a quarterly dividend of $0.18 per share in the months of February, May, August, and November, which were paid in March, June, September, and December, respectively. Total dividend payments for the year ended December 31, 2017 were $0.72 per share. In February 2018, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant. The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

On March 20, 2014, the Board of Directors approved a $150.0 million share repurchase authorization. On September 6, 2016 the Board of Directors approved an additional $150.0 million share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2017, we have repurchased approximately 1.0 million shares of Class A Common Stock for $30.3 million. As of December 31, 2017, the total remaining repurchase authorization was $88.8 million.

9.             INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Current provision for income taxes:
Federal	$77,477	$113,737	$80,420
State	6,625	2,273	5,720
	84,102	116,010	86,140
Deferred (benefit) provision for income taxes:
Federal	(196,468)	8,555	(26,637)
State	37,006	(2,437)	(1,809)
	(159,462)	6,118	(28,446)
(Benefit) provision for income taxes	$(75,360)	$122,128	$57,694

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments:
Federal tax reform (a)	(54.3)%	—%	—%
State income taxes, net of federal tax benefit (b)	5.0%	0.2%	0.6%
Non-deductible items	1.5%	1.0%	1.2%
Domestic production activities deduction	(1.7)%	(3.4)%	(3.9)%
Changes in unrecognized tax benefits (c)	0.5%	0.3%	(1.9)%
Basis in stock of subsidiaries (d)	—%	—%	(5.5)%
Federal tax credits (e)	(2.2)%	(0.4)%	(1.1)%
Other	1.1%	0.6%	0.8%
Effective income tax rate	(15.1)%	33.3%	25.2%

(a)	Our 2017 income tax provision includes a non-recurring benefit of $272.1 million to reflect the estimated effect of the U.S. Tax Cuts and Jobs Act (Tax Reform) enacted on December 22, 2017.

(b)	Included in state income taxes are deferred income tax effects related to certain acquisitions and/or intercompany mergers.

(c)
During the years ended December 31, 2017, 2016, and 2015, we recorded a $0.1 million, $1.0 million, and $5.7 million, respectively, benefit related to the release of liabilities for unrecognized tax benefits as a result of expiration of the applicable statute of limitations and settlements with taxing authorities.  See table below which summarizes the activity related to our accrued unrecognized tax benefits.

(d)	During the year ended December 31, 2015, we recorded a $12.6 million benefit related to the realization of a capital loss upon the sale of the stock of a subsidiary.

(e)
During the year ended December 31, 2017, we recorded a benefit of $8.3 million related to investments in sustainability initiatives whose activities qualify for federal income tax credits. During the years ended December 31, 2017, 2016, and 2015 we recorded a $2.5 million, $1.6 million and $1.1 million, respectively, benefit related to federal income tax credits associated with research and development activities.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred Tax Assets:
Net operating and capital losses:
Federal	$34,861	$68,455
State	75,754	63,630
Goodwill and intangible assets	14,389	28,879
Other	33,462	44,873
	158,466	205,837
Valuation allowance for deferred tax assets	(62,865)	(51,846)
Total deferred tax assets	$95,601	$153,991
Deferred Tax Liabilities:
Goodwill and intangible assets	$(514,776)	$(650,139)
Property & equipment, net	(80,630)	(80,950)
Other	(15,431)	(32,219)
Total deferred tax liabilities	(610,837)	(763,308)
Net deferred tax liabilities	$(515,236)	$(609,317)

Our remaining federal and state capital and net operating losses will expire during various years from 2018 to 2037, and some of them are subject to annual limitations under the Internal Revenue Code Section 382 and similar state provisions.  As discussed in Income taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes.  As of December 31, 2017, a valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2017, we increased our valuation allowance by $11.1 million to $62.9 million. The increase in valuation allowance was primarily due to the impact of Tax Reform on the federal tax effect on certain state net operating loss carryforwards, for which a full valuation allowance is provided. During the year ended December 31, 2016, we decreased our valuation allowance by $6.5 million to $51.8 million. The reduction in valuation allowance was primarily due to changes in estimates of apportionment and a tax rate reduction in certain states.  During the year ended December 31, 2015, we decreased our valuation allowance by $0.6 million to $58.3 million. The reduction in valuation allowance was primarily due to changes in estimates of apportionment in certain states.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2017	2016	2015
Balance at January 1,	$4,739	$3,257	$7,138
Additions related to prior year tax positions	2,019	420	1,458
Additions related to current year tax positions	610	2,053	472
Reductions related to settlements with taxing authorities	(131)	—	(1,517)
Reductions related to expiration of the applicable statute of limitations	—	(991)	(4,294)
Balance at December 31,	$7,237	$4,739	$3,257

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Our 2013 through 2015 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. Our 2014 and subsequent federal and state tax returns remain subject to examination by various tax authorities.  Some of our pre-2014 federal and state tax returns may also be subject to examination. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $2.0 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

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

On December 21, 2017, the FCC issued a Notice of Apparent Liability for Forfeiture proposing a $13.4 million fine for violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries. Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. We have responded to dispute the Commission's findings and the proposed fine; however, we cannot predict the outcome of any potential FCC action related to this matter. We do not believe that the ultimate outcome of this matter will have a material effect on the Company's financial statements.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from one to 40 years.  The rent expense under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2017, 2016, and 2015 was approximately $28.7 million, $26.0 million, and $21.7 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2018	$25,115
2019	24,015
2020	21,209
2021	19,101
2022	17,856
2023 and thereafter	90,832
$198,128

Changes in the Rules on Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls.  We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

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

In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. With these changes, a television broadcast station is prohibited from negotiating retransmission consent jointly with another television station in the same market unless the “stations are directly or indirectly under common de jure control permitted under the regulations of the Commission.” During a 2015 retransmission consent negotiation, a MVPD filed a complaint with the FCC accusing us of violating this rule. Although we reached agreement with the MVPD, the FCC initiated an investigation. In order to resolve the investigation and all other pending matters before the FCC's Media Bureau (including the grant of all outstanding renewals and dismissal or cancellation of all outstanding adversarial pleadings or forfeitures before the Media Bureau), the Company, on July 29, 2016, without any admission of liability, entered into a consent decree with the FCC pursuant to which the Company paid a settlement and agreed to be subject to ongoing compliance monitoring by the FCC for a period of 36 months.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at this time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the full Commission will agree to terminate the Rulemaking without action.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs exiting as of March 31, 2014, were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. The revenues of these JSA arrangements we earned during the years ended December 31, 2017, 2016, and 2015 were $63.2 million, $58.6 million, and $46.8 million, respectively. The subsequent Ownership Order on Reconsideration released eliminated the JSA attribution rule. A Petition for Review of the Order on Reconsideration, including the elimination of the JSA attribution rule, was filed in the U.S. Court of Appeals for the Third Circuit is still pending. We cannot predict the outcome of this proceeding. If we are required to terminate or modify our LMA's or JSA's, our business could be adversely affected in several ways, including losses on investments and termination penalties.

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

On September 6, 2016, the FCC released the UHF Discount Order, eliminating the UHF discount. The UHF discount allowed television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. On April 20, 2017, the FCC acted on a Petition for Reconsideration of the UHF Discount Order and adopted the UHF Discount Order on Reconsideration which reinstated the UHF discount, which became effective June 15, 2017 and is currently in effect. The UHF Discount Order on Reconsideration is currently the subject of a Petition for Review filed in the U.S. Court of Appeals for the D.C. Circuit which is still pending. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the national audience reach cap, including the UHF discount. We cannot predict the outcome of these proceedings. With the application of the UHF discount counting all our present stations we reach approximately 25% of U.S. households. With the pending Tribune transaction, absent divestitures, we would exceed the 39% cap, even with the application of the UHF discount. In the event we have not been able to complete all necessary divestitures by the time of the merger closing, we have filed applications at the FCC to place the stations in a divestiture trust pending divestiture after closing. Changes to the national ownership cap could limit our ability to make television station acquisitions.

11.       RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $5.1 million for the years ended December 31, 2017, 2016, and 2015.

Capital leases payable related to the aforementioned relationships were $14.2 million, net of $4.9 million interest, and $17.8 million, net of $6.4 million interest, as of December 31, 2017 and 2016, respectively. The capital leases mature in periods through 2026, as follows (in thousands):

2018	$2,834
2019	2,978
2020	3,093
2021	3,046
2022	2,441
2023 and thereafter	4,686
Total minimum payments due	19,078
Less: Amount representing interest	(4,926)
Capital leases payable	14,152
Less: Current portion	(1,667)
Capital leases payable, less current portion	$12,485

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $1.9 million for the year ended December 31, 2017 and $1.4 million for both the years ended December 31, 2016 and 2015.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; and beginning in September 2017, WEMT-TV Tri-Cities, Tennessee, WYDO-TV Greenville, North Carolina, KBVU-TV Eureka, California, KCVU-TV Chico-Redding, California, WPFO-TV Portland, Maine, KENV-DT, Salt Lake City, Utah and KRNV-TV, Reno, Nevada (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, for further discussion of the scope of services provided under these types of arrangements. We have jointly and severally, unconditionally and irrevocably guaranteed the $45.0 million of Cunningham debt, of which $11.9 million is consolidated through VIE arrangements.

At December 31, 2017, the estate of Carolyn C. Smith, the mother of our controlling shareholders, owned all of the voting stock of the Cunningham Stations. The FCC approved the sale of the voting stock by the estate to an unrelated party and the transfer was completed in January 2018. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham, with which we have variable interests through various arrangements related to the Cunningham Stations discussed further below.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $4.7 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of December 31, 2017 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and a purchase option to acquire for $0.2 million. We paid Cunningham under these agreements, $9.1 million, $8.9 million, and $8.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In September 2017, Cunningham acquired the membership interest of Esteem Broadcasting in connection with our acquisition of Bonten Media Group, as discussed in Note 2. Acquisitions and Dispositions of Assets. As a result of the transaction, Cunningham assumed the joint sales agreement under which we will provide services to four stations; WEMT-TV, WYDO-TV, and KBVU-TV/KCVU-TV.

The agreements with KBVU-TV/KCVU-TV, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire in December 2020, November 2021, May 2023, August 2023, December 2023, and August 2025, respectively, and each has renewal provisions for successive eight year periods. We earned $22.3 million, $5.4 million, and $5.8 million from the services we performed for these stations for the years ended December 31, 2017, 2016, and 2015, respectively. As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported within our consolidated statement of operations. Our consolidated revenues, related to the Cunningham Stations, include $124.8 million, $114.9 million, and $109.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In December 2017, Cunningham repaid, in its entirety, a January 2016 promissory note to borrow $19.5 million from us which was included within notes receivable from affiliates on our consolidated balance sheet as of December 31, 2016. Interest income from the note receivable was $1.0 million for both years ended December 31, 2017 and 2016.

 In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which they have an LMA that expires in April 2019. Under the agreement, Cunningham paid us an initial fee of $0.7 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. Also, in August 2016, we entered into an agreement, expiring October 2021, with Cunningham to provide a news share service with their station in Johnstown, PA beginning in October 2016 for an annual fee of $1.0 million per year.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling $0.6 million for both years ended December 31, 2017 and 2016 and $0.4 million for the year ended December 31, 2015. Additionally, Atlantic Automotive leased office space owned by one of our consolidated real estate ventures in Towson, Maryland. In May 2017, our consolidated real estate ventures sold their investment. See Leased property by real estate ventures below for a discussion on the sale of our consolidated real estate ventures' investment.

Atlantic Automotive paid $0.4 million, $1.1 million, and $1.2 million in rent during the years ended December 31, 2017, 2016, and 2015, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by David Smith to lease space. There are leases for space in a building owned by one of our consolidated real estate ventures in Baltimore, MD. Total rent received under these leases was $0.5 million, $0.7 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

One of our real estate ventures, accounted for under the equity method, owned a building in Towson, MD, which leased restaurant space to entities owned by David D. Smith until May 2017, when the property was sold to an unrelated party. Total restaurant rent received for this investment was less than $0.1 million, $0.4 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015 respectively.

Payments for services provided by these leases to us was less than $0.1 million for the years ended December 31, 2017, 2016, and 2015.

Other transactions with equity method investees

In 2017, we made investments totaling $20.0 million in 120 Sports LLC, a multi-platform sports network branded as Stadium, which we account for under the equity method. We entered into a services agreement with the entity to provide certain linear distribution, engineering, advertising, traffic, sales, and promotional services. For the year ended December 31, 2017, we did not receive any consideration pursuant to the services agreement.

12.             EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Income (Numerator)
Net income	$594,104	$250,762	$176,099
Net income attributable to noncontrolling interests	(18,091)	(5,461)	(4,575)
Numerator for diluted earnings available to common shareholders	$576,013	$245,301	$171,524

Shares (Denominator)
Weighted-average common shares outstanding	99,844	93,567	95,003
Dilutive effect of outstanding stock settled appreciation rights and stock options	945	866	725
Weighted-average common and common equivalent shares outstanding	100,789	94,433	95,728

The net earnings per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	2017	2016	2015
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	450	556	131

13. SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment, which is our only reportable segment, includes stations in 89 markets located throughout the continental United States. Other primarily consists of original networks and content, digital and internet solutions, technical services and other non-media investments. All of our businesses included in Other are located within the United States. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments but are included for reconciliation purposes.

We had approximately $159.8 million and $233.3 million of intercompany loans between broadcast, other and corporate as of December 31, 2017 and 2016, respectively.  We had $18.5 million, $24.4 million, and $23.1 million in intercompany interest expense related to intercompany loans between broadcast, other and corporate for the years ended December 31, 2017, 2016 and 2015, respectively. All other intercompany transactions are immaterial.

Financial information for our reportable segment is included in the following tables for the years ended December 31, 2017, 2016, and 2015 (in thousands):

For the year ended December 31, 2017	Broadcast	Other	Corporate	Consolidated
Revenue	$2,490,528	$243,590	$—	$2,734,118
Depreciation of property and equipment	88,751	7,368	984	97,103
Amortization of definite-lived intangible assets and other assets	155,640	23,182	—	178,822
Amortization of program contract costs and net realizable value adjustments	115,523	—	—	115,523
General and administrative overhead expenses	101,680	1,009	10,564	113,253
Research and development	—	10,000	—	10,000
Operating income (loss)	724,110	24,943	(11,547)	737,506
Interest expense	5,285	1,835	205,195	212,315
Income from equity and cost method investments	—	(13,664)	(255)	(13,919)
Goodwill	2,053,410	70,623	—	2,124,033
Assets	5,267,986	769,919	746,565	6,784,470
Capital expenditures	63,163	5,546	15,103	83,812

For the year ended December 31, 2016	Broadcast	Other	Corporate	Consolidated
Revenue	$2,530,510	$206,439	$—	$2,736,949
Depreciation of property and equipment	91,573	5,772	1,184	98,529
Amortization of definite-lived intangible assets and other assets	155,479	28,316	—	183,795
Amortization of program contract costs and net realizable value adjustments	127,880	—	—	127,880
General and administrative overhead expenses	67,035	2,459	4,062	73,556
Research and development	—	4,085	—	4,085
Operating income (loss)	639,422	(31,258)	(5,311)	602,853
Interest expense	5,641	6,371	199,131	211,143
Income from equity and cost method investments	—	1,735	—	1,735
Goodwill	1,933,831	56,915	—	1,990,746
Assets	4,815,633	866,845	280,690	5,963,168
Capital expenditures	78,909	8,084	7,472	94,465

For the year ended December 31, 2015	Broadcast	Other	Corporate	Consolidated
Revenue	$2,118,021	$101,115	$—	$2,219,136
Depreciation of property and equipment	99,616	2,753	1,064	103,433
Amortization of definite-lived intangible assets and other assets	152,049	9,405	—	161,454
Amortization of program contract costs and net realizable value adjustments	124,619	—	—	124,619
General and administrative overhead expenses	55,848	2,952	5,446	64,246
Research and development	—	12,436	—	12,436
Operating income (loss)	451,015	(21,800)	(6,479)	422,736
Interest expense	—	4,955	186,492	191,447
Income from equity and cost method investments	—	964	—	964

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value and fair value of our notes and debentures as of December 31, 2017 and 2016 were as follows (in thousands):

	2017		2016
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
6.125% Senior Unsecured Notes due 2022	$500,000	$515,535	$500,000	$521,240
5.875% Senior Unsecured Notes due 2026	350,000	363,475	350,000	351,456
5.625% Senior Unsecured Notes due 2024	550,000	568,205	550,000	562,755
5.375% Senior Unsecured Notes due 2021	600,000	610,440	600,000	617,892
5.125% Senior Unsecured Notes due 2027	400,000	396,088	400,000	382,028
Term Loan A-1	117,370	117,370	141,436	141,082
Term Loan A-2	113,327	113,327	130,762	130,435
Term Loan B	1,356,300	1,357,995	1,365,625	1,364,841
Debt of variable interest entities	29,614	29,614	23,198	23,198
Debt of other non-media related subsidiaries	25,238	25,238	135,211	135,211

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $39.0 million and $43.4 million as of December 31, 2017 and 2016, respectively.

15.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of December 31, 2017, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. As of December 31, 2017, our consolidated total debt of $4,048.7 million included $4,022.8 million of debt related to STG and its subsidiaries of which SBG guaranteed $3,977.8 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2017
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$645,830	$12,273	$23,223	$—	$681,326
Restricted cash, current	—	—	311,110	2,000	—	313,110
Accounts and other receivables	—	—	530,273	36,191	—	566,464
Other current assets	3,034	5,758	145,637	9,687	(10,269)	153,847
Total current assets	3,034	651,588	999,293	71,101	(10,269)	1,714,747

Property and equipment, net	829	31,111	586,950	132,010	(12,602)	738,298

Investment in consolidated subsidiaries	1,537,337	4,116,241	4,179	—	(5,657,757)	—
Other long-term assets	31,757	770,312	104,363	208,367	(868,448)	246,351
Goodwill	—	—	2,120,166	3,867	—	2,124,033
Indefinite-lived intangible assets	—	—	145,073	14,298	—	159,371
Definite-lived intangible assets	—	—	1,781,045	77,944	(57,319)	1,801,670
Total assets	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

Accounts payable and accrued liabilities	$1,100	$84,326	$261,266	$36,029	$(12,318)	$370,403
Current portion of long-term debt	—	148,505	2,103	8,774	—	159,382
Current portion of affiliate long-term debt	—	—	1,342	871	(546)	1,667
Other current liabilities	—	—	180,616	14,281	—	194,897
Total current liabilities	1,100	232,831	445,327	59,955	(12,864)	726,349

Long-term debt	—	3,799,987	28,493	46,636	—	3,875,116
Affiliate long-term debt	—	—	11,237	334,491	(333,243)	12,485
Other liabilities	3,119	38,282	1,141,266	187,569	(734,082)	636,154
Total liabilities	4,219	4,071,100	1,626,323	628,651	(1,080,189)	5,250,104

Total Sinclair Broadcast Group equity	1,568,738	1,498,152	4,114,746	(82,051)	(5,530,847)	1,568,738
Noncontrolling interests in consolidated subsidiaries	—	—	—	(39,013)	4,641	(34,372)
Total liabilities and equity	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2016
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$232,297	$10,675	$17,012	$—	$259,984
Accounts and other receivables	—	—	478,190	37,024	(1,260)	513,954
Other current assets	5,561	3,143	124,313	25,406	(27,273)	131,150
Total current assets	5,561	235,440	613,178	79,442	(28,533)	905,088

Property and equipment, net	1,820	17,925	570,289	131,326	(3,784)	717,576

Investment in consolidated subsidiaries	551,250	3,614,605	4,179	—	(4,170,034)	—
Other long-term assets	46,586	819,506	103,808	169,817	(890,668)	249,049
Goodwill	—	—	1,986,467	4,279	—	1,990,746
Indefinite-lived intangible assets	—	—	140,597	15,709	—	156,306
Definite-lived intangible assets	—	—	1,770,512	233,368	(59,477)	1,944,403
Total assets	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

Accounts payable and accrued liabilities	$100	$69,118	$231,640	$48,860	$(21,173)	$328,545
Current portion of long-term debt	—	55,501	1,851	113,779	—	171,131
Current portion of affiliate long-term debt	1,857	—	1,514	2,336	(2,103)	3,604
Other current liabilities	—	—	121,972	13,545	(2,324)	133,193
Total current liabilities	1,957	124,619	356,977	178,520	(25,600)	636,473

Long-term debt	—	3,939,463	31,014	44,455	—	4,014,932
Affiliate long-term debt	—	—	12,663	396,957	(395,439)	14,181
Other liabilities	15,277	31,817	1,190,717	183,418	(681,583)	739,646
Total liabilities	17,234	4,095,899	1,591,371	803,350	(1,102,622)	5,405,232

Total Sinclair Broadcast Group equity	587,983	591,577	3,597,659	(134,991)	(4,054,245)	587,983
Noncontrolling interests in consolidated subsidiaries	—	—	—	(34,418)	4,371	(30,047)
Total liabilities and equity	$605,217	$4,687,476	$5,189,030	$633,941	$(5,152,496)	$5,963,168

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,593,623	$221,377	$(80,882)	$2,734,118

Media production expenses	—	—	1,011,965	124,044	(72,935)	1,063,074
Selling, general and administrative	9,204	102,930	522,039	14,800	(2,183)	646,790
Depreciation, amortization and other operating expenses	984	6,250	219,390	62,924	(2,800)	286,748
Total operating expenses	10,188	109,180	1,753,394	201,768	(77,918)	1,996,612

Operating (loss) income	(10,188)	(109,180)	840,229	19,609	(2,964)	737,506

Equity in earnings of consolidated subsidiaries	579,954	793,620	(16)	—	(1,373,558)	—
Interest expense	(88)	(205,107)	(4,586)	(21,643)	19,109	(212,315)
Other income (expense)	1,678	5,077	(5,790)	(7,412)	—	(6,447)
Total other income (expense)	581,544	593,590	(10,392)	(29,055)	(1,354,449)	(218,762)

Income tax benefit (provision)	4,657	100,473	(30,171)	401	—	75,360
Net income (loss)	576,013	584,883	799,666	(9,045)	(1,357,413)	594,104
Net income attributable to the noncontrolling interests	—	—	—	(17,738)	(353)	(18,091)
Net income (loss) attributable to Sinclair Broadcast Group	$576,013	$584,883	$799,666	$(26,783)	$(1,357,766)	$576,013
Comprehensive income (loss)	$593,488	$584,267	$799,666	$(9,045)	$(1,374,888)	$593,488

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,579,284	$265,855	$(108,190)	$2,736,949

Media production expenses	—	—	918,200	135,511	(100,622)	953,089
Selling, general and administrative	4,062	70,503	489,882	10,804	(106)	575,145
Depreciation, amortization and other operating expenses	1,064	7,331	465,680	133,810	(2,023)	605,862
Total operating expenses	5,126	77,834	1,873,762	280,125	(102,751)	2,134,096

Operating (loss) income	(5,126)	(77,834)	705,522	(14,270)	(5,439)	602,853

Equity in earnings of consolidated subsidiaries	244,580	463,598	220	—	(708,398)	—
Interest expense	(238)	(198,893)	(4,481)	(32,521)	24,990	(211,143)
Other income (expense)	3,613	(22,867)	715	(281)	—	(18,820)
Total other income (expense)	247,955	241,838	(3,546)	(32,802)	(683,408)	(229,963)

Income tax benefit (provision)	2,472	99,148	(231,504)	7,756	—	(122,128)
Net income (loss)	245,301	263,152	470,472	(39,316)	(688,847)	250,762
Net income attributable to the noncontrolling interests	—	—	—	(4,937)	(524)	(5,461)
Net income (loss) attributable to Sinclair Broadcast Group	$245,301	$263,152	$470,472	$(44,253)	$(689,371)	$245,301
Comprehensive income (loss)	$250,789	$263,179	$470,472	$(39,316)	$(694,335)	$250,789

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,076,851	$221,633	$(79,348)	$2,219,136

Media production expenses	—	—	725,037	82,450	(74,288)	733,199
Selling, general and administrative	4,441	58,543	418,885	14,272	(167)	495,974
Depreciation, amortization and other operating expenses	1,065	3,779	433,690	131,373	(2,680)	567,227
Total operating expenses	5,506	62,322	1,577,612	228,095	(77,135)	1,796,400

Operating (loss) income	(5,506)	(62,322)	499,239	(6,462)	(2,213)	422,736

Equity in earnings of consolidated subsidiaries	170,104	343,183	195	—	(513,482)	—
Interest expense	(382)	(180,166)	(4,658)	(30,022)	23,781	(191,447)
Other income (expense)	4,765	(151)	269	(2,379)	—	2,504
Total other income (expense)	174,487	162,866	(4,194)	(32,401)	(489,701)	(188,943)

Income tax benefit (provision)	2,543	81,626	(146,331)	4,468	—	(57,694)
Net income (loss)	171,524	182,170	348,714	(34,395)	(491,914)	176,099
Net income attributable to the noncontrolling interests	—	—	—	(4,914)	339	(4,575)
Net income (loss) attributable to Sinclair Broadcast Group	$171,524	$182,170	$348,714	$(39,309)	$(491,575)	$171,524
Comprehensive income (loss)	$181,720	$187,791	$351,760	$(39,309)	$(500,242)	$181,720

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(8,659)	$(180,966)	$599,761	$12,424	$8,544	431,104
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(130)	(14,973)	(68,475)	(2,930)	2,696	(83,812)
Acquisition of businesses, net of cash acquired	—	(8,308)	(262,965)	—	—	(271,273)
Purchase of alarm monitoring contracts	—	—	—	(5,682)	—	(5,682)
Proceeds from sale of assets	—	—	—	192,634	—	192,634
Investments in equity and cost method investees	(946)	(720)	(20,701)	(32,762)	—	(55,129)
Other, net	6,597	11,551	768	6,321	—	25,237
Net cash flows (used in) from investing activities	5,521	(12,450)	(351,373)	157,581	2,696	(198,025)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	159,669	—	7,128	—	166,797
Repayments of notes payable, commercial bank financing and capital leases	—	(213,919)	(1,865)	(120,717)	—	(336,501)
Proceeds from the sale of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(71,364)	—	—	—	—	(71,364)
Repurchase of outstanding Class A Common Stock	(30,287)	—	—	—	—	(30,287)
Noncontrolling interests distributions	—	—	—	(22,416)	—	(22,416)
Increase (decrease) in intercompany payables	(381,344)	660,911	(242,402)	(25,605)	(11,560)	—
Other, net	(1,750)	288	(2,523)	(2,184)	320	(5,849)
Net cash flows (used in) from financing activities	3,138	606,949	(246,790)	(163,794)	(11,240)	188,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	413,533	1,598	6,211	—	421,342
CASH AND CASH EQUIVALENTS, beginning of period	—	232,297	10,675	17,012	—	259,984
CASH AND CASH EQUIVALENTS, end of period	$—	$645,830	$12,273	$23,223	$—	$681,326

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(11,784)	$(150,230)	$721,991	$7,914	$23,875	$591,766
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8,006)	(82,450)	(5,009)	1,000	(94,465)
Acquisition of businesses, net of cash acquired	—	—	(415,482)	(10,375)	—	(425,857)
Purchase of alarm monitoring contracts	—	—	—	(40,206)	—	(40,206)
Proceeds from sale of broadcast assets	—	—	7,263	9,133	—	16,396
Investments in equity and cost method investees	(2,945)	(15,620)	(27)	(32,655)	—	(51,247)
Other, net	1,714	(21,395)	3,985	5,072	—	(10,624)
Net cash flows (used in) from investing activities	(1,231)	(45,021)	(486,711)	(74,040)	1,000	(606,003)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	995,000	—	29,912	—	1,024,912
Repayments of notes payable, commercial bank financing and capital leases	—	(650,422)	(1,633)	(19,160)	—	(671,215)
Dividends paid on Class A and Class B Common Stock	(65,909)	—	—	—	—	(65,909)
Repurchase of outstanding Class A Common Stock	(136,283)	—	—	—	—	(136,283)
Payments for deferred financing costs	—	(15,430)	—	(251)	—	(15,681)
Noncontrolling interest distributions	—	—	—	(10,464)	—	(10,464)
Increase (decrease) in intercompany payables	218,054	(17,778)	(224,551)	49,403	(25,128)	—
Other, net	(2,847)	407	1,344	(268)	253	(1,111)
Net cash flows (used in) from financing activities	13,015	311,777	(224,840)	49,172	(24,875)	124,249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	116,526	10,440	(16,954)	—	110,012
CASH AND CASH EQUIVALENTS, beginning of period	—	115,771	235	33,966	—	149,972
CASH AND CASH EQUIVALENTS, end of period	$—	$232,297	$10,675	$17,012	$—	$259,984

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(3,759)	$(131,363)	$530,768	$(16,864)	$24,145	$402,927
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(6,605)	(84,079)	(2,586)	1,849	(91,421)
Acquisition of businesses, net of cash acquired	—	—	(17,011)	—	—	(17,011)
Purchase of alarm monitoring contracts	—	—	—	(39,185)	—	(39,185)
Proceeds from sale of broadcast assets	—	—	23,650	—	—	23,650
Investments in equity and cost method investees	—	(8,998)	(27)	(35,690)	—	(44,715)
Other, net	4,598	(5,447)	575	17,645	—	17,371
Net cash flows (used in) from investing activities	4,598	(21,050)	(76,892)	(59,816)	1,849	(151,311)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	349,562	—	33,325	—	382,887
Repayments of notes payable, commercial bank financing and capital leases	(528)	(382,691)	(1,286)	(10,642)	—	(395,147)
Dividends paid on Class A and Class B Common Stock	(62,733)	—	—	—	—	(62,733)
Repurchases of outstanding Class A Common Stock	(28,823)	—	—	—	—	(28,823)
Payments for deferred financing costs	—	(3,604)	—	(243)	—	(3,847)
Noncontrolling interest distributions	—	—	—	(9,918)	—	(9,918)
Increase (decrease) in intercompany payables	89,319	303,755	(452,897)	85,953	(26,130)	—
Other, net	1,926	(2,232)	(1,207)	(368)	136	(1,745)
Net cash flows (used in) from financing activities	(839)	264,790	(455,390)	98,107	(25,994)	(119,326)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	112,377	(1,514)	21,427	—	132,290
CASH AND CASH EQUIVALENTS, beginning of period	—	3,394	1,749	12,539	—	17,682
CASH AND CASH EQUIVALENTS, end of period	$—	$115,771	$235	$33,966	$—	$149,972

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

	For the Quarter Ended
	3/31/2017	6/30/2017	9/30/2017	12/31/2017 (a)
Total revenues, net	$649,935	$679,290	$670,891	$734,002
Operating income	$157,629	$118,849	$103,447	$357,581
Net income	$70,703	$46,035	$32,566	$444,800
Net income attributable to Sinclair Broadcast Group	$57,202	$44,645	$30,637	$443,529
Basic earnings per common share	$0.62	$0.43	$0.30	$4.36
Diluted earnings per common share	$0.61	$0.43	$0.30	$4.32

(a)
During the three months ended December 31, 2017, we recognized a gain of $225.3 million for vacating spectrum in certain markets as discussed in Broadcast Spectrum Auction under Note 2. Acquisitions and Dispositions of Assets; and a non-recurring benefit of $272.1 million to reflect the estimated effect of the Tax Reform as discussed in Note 9. Income Taxes.

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