Form 10-Q
period 2018-03-31
SINCLAIR BROADCAST GROUP INC
filed 2018-05-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

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

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of each class	Number of shares outstanding as of May 7, 2018
Class A Common Stock	76,560,510
Class B Common Stock	25,670,684

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$810,232	$681,326
Restricted cash, current	226,558	313,110
Accounts receivable, net of allowance for doubtful accounts of $2,209 and $2,590, respectively	538,472	566,464
Current portion of program contract costs	42,736	71,387
Income taxes receivable	27,909	28,150
Prepaid expenses and other current assets	68,784	54,310
Total current assets	1,714,691	1,714,747
Assets held for sale	152,880	—
Program contract costs, less current portion	2,178	3,202
Property and equipment, net	654,432	738,298
Restricted cash, less current portion	1,505	1,504
Goodwill	2,021,970	2,124,033
Indefinite-lived intangible assets	156,629	159,371
Definite-lived intangible assets, net	1,729,563	1,801,670
Other assets	229,563	241,645
Total assets (a)	$6,663,411	$6,784,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$356,792	$370,403
Deferred spectrum auction proceeds	—	84,341
Income taxes payable	2,503	2,503
Current portion of notes payable, capital leases and commercial bank financing	154,944	161,049
Current portion of program contracts payable	77,442	108,053
Total current liabilities	591,681	726,349
Liabilities held for sale	12,210	—
Notes payable, capital leases and commercial bank financing, less current portion	3,875,025	3,887,601
Program contracts payable, less current portion	37,170	41,909
Deferred tax liabilities	498,719	515,236
Other long-term liabilities	77,063	79,009
Total liabilities (a)	5,091,868	5,250,104
Commitments and contingencies (See Note 4)

Shareholders' Equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 76,509,574 and 76,071,145 shares issued and outstanding, respectively	765	761
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,332,432	1,320,298
Retained earnings	275,676	248,845
Accumulated other comprehensive loss	(1,423)	(1,423)
Total Sinclair Broadcast Group shareholders’ equity	1,607,707	1,568,738
Noncontrolling interests	(36,164)	(34,372)
Total equity	1,571,543	1,534,366
Total liabilities and equity	$6,663,411	$6,784,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of March 31, 2018 and December 31, 2017 include total assets of variable interest entities (VIEs) of $122.5 million and $130.6 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2018 and December 31, 2017 include total liabilities of VIEs of $23.0 million and $27.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Media revenues (a)	$643,651	$607,057
Non-media revenues	21,701	19,879
Total revenues	665,352	626,936

OPERATING EXPENSES:
Media production expenses	288,549	258,401
Media selling, general and administrative expenses	146,899	124,721
Amortization of program contract costs and net realizable value adjustments	26,950	31,019
Non-media expenses	21,223	18,402
Depreciation of property and equipment	27,325	23,981
Corporate general and administrative expenses	24,596	20,576
Amortization of definite-lived intangible and other assets	43,605	45,554
Gain on asset dispositions, net of impairment	(21,109)	(53,347)
Total operating expenses	558,038	469,307
Operating income	107,314	157,629

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(69,742)	(57,318)
Loss from extinguishment of debt	—	(1,404)
Loss from equity and cost method investments	(12,477)	(1,321)
Other income, net	3,271	1,696
Total other expense, net	(78,948)	(58,347)
Income before income taxes	28,366	99,282
INCOME TAX BENEFIT (PROVISION)	15,628	(28,579)
NET INCOME	43,994	70,703
Net income attributable to the noncontrolling interests	(871)	(13,501)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$43,123	$57,202
Dividends declared per share	$0.18	$0.18
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.42	$0.62
Diluted earnings per share	$0.42	$0.61
Weighted average common shares outstanding	101,899	92,630
Weighted average common and common equivalent shares outstanding	102,917	93,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)	See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of the new accounting principles for revenue recognition.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$43,994	$70,703
Comprehensive income	$43,994	$70,703
Comprehensive income attributable to the noncontrolling interests	(871)	(13,501)
Comprehensive income attributable to Sinclair Broadcast Group	$43,123	$57,202

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	2,100	—	—	2,100
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(18,392)	—	—	(18,392)
Class A Common Stock issued pursuant to employee benefit plans	438,429	4	—	—	12,134		—	—	12,138
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,663)	(2,663)
Net income	—	—	—	—	—	43,123	—	871	43,994
BALANCE, March 31, 2018	76,509,574	$765	25,670,684	$257	$1,332,432	$275,676	$(1,423)	$(36,164)	$1,571,543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,994	$70,703
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	27,325	23,981
Amortization of definite-lived intangible and other assets	43,605	45,554
Amortization of program contract costs and net realizable value adjustments	26,950	31,019
Loss on extinguishment of debt, non-cash portion	—	1,404
Stock-based compensation expense	6,956	7,571
Deferred tax benefit	(16,342)	(4,269)
Gain on asset disposition, net of impairment	(20,324)	(53,347)
Loss from equity and cost method investments	12,593	1,504
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	26,504	1,543
Increase in prepaid expenses and other current assets	(18,353)	(5,539)
Decrease in accounts payable and accrued liabilities	(8,473)	(58,945)
Net change in net income taxes payable/receivable	241	32,513
Payments on program contracts payable	(28,492)	(28,600)
Other, net	4,759	4,550
Net cash flows from operating activities	100,943	69,642

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,219)	(20,774)
Acquisition of businesses, net of cash acquired	—	(8,000)
Proceeds from the sale of assets	49	195,149
Investments in equity and cost method investees	(7,750)	(3,080)
Distributions from equity and cost method investees	10,832	3,272
Other, net	(1,862)	(8,408)
Net cash flows (used in) from investing activities	(20,950)	158,159

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	363	163,089
Repayments of notes payable, commercial bank financing and capital leases	(16,950)	(284,422)
Net proceeds from the sale of Class A Common Stock	—	487,883
Dividends paid on Class A and Class B Common Stock	(18,392)	(16,257)
Other, net	(2,659)	(17,884)
Net cash flows (used in) from financing activities	(37,638)	332,409
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	42,355	560,210
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	995,940	260,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$1,038,295	$820,394

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

As of March 31, 2018, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 191 stations in 89 markets. These stations broadcast 603 channels as of March 31, 2018. For the purpose of this report, these 191 stations and 603 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2018 and 2017 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services; and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 7. Related Person Transactions for more information about the arrangements with Cunningham. See Changes in the Rules of Television Ownership, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 4. Commitments and Contingencies for discussion of recent changes in Federal Communications Commission (FCC) rules related to JSAs.

As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets for the periods presented were as follows (in thousands):

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Accounts receivable	$18,764	$19,566
Other current assets	5,672	8,937
Total current assets	24,436	28,503

Assets held for sale	546	—
Program contract costs, less current portion	469	822
Property and equipment, net	4,242	6,215
Goodwill and indefinite-lived intangible assets	15,039	15,064
Definite-lived intangible assets, net	72,186	74,442
Other assets	5,601	5,601
Total assets	$122,519	$130,647

LIABILITIES
Current liabilities:
Other current liabilities	$20,164	$23,564

Notes payable, capital leases and commercial bank financing, less current portion	21,380	23,217
Program contracts payable, less current portion	10,519	11,213
Other long-term liabilities	650	650
Total liabilities	$52,713	$58,644

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs and certain outsourcing agreements which are treated as a prepayment of the purchase price of the stations and capital leases between us and Cunningham which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs as of March 31, 2018 and December 31, 2017, which are excluded from liabilities above, were $44.8 million and $44.0 million, respectively.  The total capital lease liabilities, net of capital lease assets, excluded from the above were $4.4 million and $4.5 million as of March 31, 2018 and December 31, 2017, respectively.  Also excluded from the amounts above are liabilities associated with certain outsourcing agreements and purchase options with certain VIEs totaling $117.0 million and $116.5 million as of March 31, 2018 and December 31, 2017, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  All the liabilities are non-recourse to us except for certain debt of VIEs which we guarantee. The risk and reward characteristics of the VIEs are similar.
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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of March 31, 2018 and December 31, 2017 are $103.4 million and $115.7 million, respectively, and are included in other assets on our consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to these investments are recorded in income from equity and cost method investments on our consolidated statements of operations.  We recorded a loss for both the three months ended March 31, 2018 and March 31, 2017 of $9.0 million and $0.3 million, respectively. Included in these amounts is an investment in a sustainable energy company accounted for under the equity method. For the three months ended March 31, 2018, this entity had total revenues, loss from continuing operations, and net loss of $78.8 million, $5.9 million, and $6.0 million, respectively. There was no activity for the three months ended March 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The standard permits the use of either the retrospective or cumulative effect transition method. Since Accounting Standards Update (ASU) 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. We adopted this guidance retrospectively during the first quarter of 2018. The impact of the adoption did not have a material impact on our station advertising or distribution revenue. Under the new standard, certain barter revenue and expense related to syndicated programming is no longer recognized. See Revenue Recognition below for more information on the adoption.

In January 2016, the FASB issued new guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee) at fair value, with changes in fair value recognized in net income. The new standard is effective for the interim and annual periods beginning after December 15, 2017. We adopted this guidance during the first quarter of 2018. The impact of the adoption did not have a material impact on our financial statements. As of March 31, 2018 and December 31, 2017, equity investments without a readily determinable fair value measured utilizing the measurement alternative at cost, less impairment plus observable changes were $29.3 million and $32.3 million, respectively. During the three months ended March 31, 2018, there were no adjustments to the carrying amount of investments accounted for using the measurement alternative. We also had other investments recorded at fair value at March 31, 2018 and December 31, 2017 of $18.6 million and $12.2 million, respectively. As a result of the adoption of this guidance, we recorded a cumulative effect adjustment to retained earnings of $2.1 million for these investments, within our consolidated statement of equity.

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

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments. The new standard includes eight specific cash flow issues with the objective of reducing the existing diversity in practice as to how cash receipts and cash payments are represented in the statement of cash flows. In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows. This new guidance requires that the statement of cash flows explain changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance retrospectively during the first quarter of 2018. For the three month period ended March 31, 2017, the adoption of this guidance resulted in an increase in cash flows from investing and financing activities of $3.0 million and $1.5 million, respectively.

In January 2017, the FASB issued guidance which clarifies the definition of a business with additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard should be applied prospectively and is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance during the first quarter of 2018. The impact of the adoption did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued guidance which is effective in the first quarter of 2018.  The guidance is for situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the 2017 Tax Cuts and Jobs Act (TCJA) upon issuance of an entity’s financial statements for the reporting period in which TCJA was enacted. Any provisional amounts or adjustments to provisional amounts as a result of obtaining, preparing or analyzing additional information about facts and circumstances related to the provisional amounts should be included in income (loss) from continuing operations as an adjustment to income tax expense in the reporting period the amounts are determined. As discussed in Income Taxes below, adjustments to the provisional amounts that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Revenue Recognition

On January 1, 2018, we adopted the new accounting principles for revenue recognition (ASC 606) using the retrospective adoption method. The following table presents the effects of adoption on our consolidated financial statements for the comparative period presented (in thousands):

	Three Months Ended
	March 31, 2017
	As Reported	Adoption of ASC 606	As Adjusted
Revenues realized from station barter arrangements (a)	$27,570	$(22,999)	$4,571
Expenses realized from barter arrangements (b)	$23,245	$(22,999)	$246
Operating income	$157,629	$—	$157,629
Net income	$57,202	$—	$57,202
Basic EPS	$0.62	$—	$0.62
Diluted EPS	$0.61	$—	$0.61

(a)	The remaining balance in the "as adjusted" column relates to trade revenue, which was unaffected by the adoption and has been reclassified to media revenue as of March 31, 2018.

(b)	The remaining balance in the "as adjusted" column relates to trade expense, which was unaffected by the adoption and has been reclassified to media production expense as of March 31, 2018.

The following table presents our revenue disaggregated by type and segment (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue, net of agency commissions	$298,912	$17,416	$316,328	$310,071	$8,379	$318,450
Distribution revenue	287,125	27,235	314,360	249,065	26,849	275,914
Other media and non-media revenues	9,855	24,809	34,664	10,733	21,839	32,572
Total revenues	$595,892	$69,460	$665,352	$569,869	$57,067	$626,936

Advertising Revenue, net of agency commissions. We generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees; to the extent that there is a ratings shortfall, we will defer a portion of revenue until the ratings shortfall is settled. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

Distribution Revenue. The Company generates distribution revenue through fees received from multi-channel video programming distributors (MVPDs) and virtual MVPDs for the right to distribute our stations and other properties on their respective distribution platforms. We have determined that these arrangements represent licenses of intellectual property. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a monthly amount per subscriber. We recognize revenue associated with these licensing arrangements when our customers distribute our stations and other properties on their respective distribution platforms which is when our performance obligation has been satisfied. The term between invoicing and when payment is due is not significant.

Practical Expedients and Exemptions. We expense sales commissions when incurred because the period of benefit for these costs is one year or less. These costs are recorded within media selling, general and administrative expenses. In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) for distribution arrangements which are accounted for as a sales/usage based royalty.

Arrangements with Multiple Performance Obligations. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price which is generally based on the prices charged to customers.

Deferred Revenues. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues for the periods ended December 31, 2017 and March 31, 2018 were $41.3 million and $50.3 million, respectively. The increase in deferred revenues for the three months ended March 31, 2018 was primarily driven by amounts received or due in advance of satisfying our performance obligations, offset by $23.2 million of revenues recognized that were included in the deferred revenues balance as of December 31, 2017. Deferred revenues for the periods ending December 31, 2016 and March 31, 2017 were $25.7 million and $22.7 million, respectively. The increase in deferred revenues for the three months ended March 31, 2017 was primarily driven by amounts received or due in advance of satisfying our performance obligations, offset by $18.4 million of revenues recognized that were included in the deferred revenues balance as of December 31, 2016.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2018 and 2017 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2018 was less than the statutory rate primarily due to a $21.3 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain realized during the quarter from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets. Our effective income tax rate for the three months ended March 31, 2017 was less than the statutory rate primarily due to a Domestic Production Activities Deduction benefit, partially offset by a provision for state taxes and non-deductible items.

Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (SAB 118), as of March 31, 2018, the Company continues to analyze certain aspects of the TCJA and refine its assessment. The ultimate impact of the TCJA differ from the provisional amounts recorded by the Company at December 31, 2017 due to its continued analysis or further regulatory guidance that may be issued as a result of the TCJA. Pursuant to SAB 118, adjustments to the provisional amounts that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Subsequent Events

In May 2018, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on June 15, 2018 to holders of record at the close of business on June 1, 2018.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Acquisitions

Bonten. On September 1, 2017, we acquired the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham acquired the membership interest of Esteem Broadcasting LLC (Esteem) for an aggregate purchase price of $240.0 million plus a working capital adjustment, excluding cash acquired, of $2.2 million accounted for as a business combination under the acquisition method of accounting. As a result of the transaction, we added 14 television stations in 8 markets: Tri-Cities, TN/VA; Greensville/New Bern/Washington, NC; Chico/Redding, CA; Abilene/Sweetwater, TX; Missoula, MT; Butte/Bozeman, MT; San Angelo, TX; and Eureka, CA. Cunningham assumed the joint sales agreement under which we will provide services to 4 additional stations. The transaction was funded with cash on hand. The acquisition will expand our regional presence in several states where we already operate and help us bring improvements to small market stations.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in thousands):

Accounts receivable	$14,536
Prepaid expenses and other current assets	699
Program contract costs	988
Property and equipment	27,295
Definite-lived intangible assets	161,936
Indefinite-lived intangible assets	425
Other assets	3,609
Accounts payable and accrued liabilities	(8,846)
Program contracts payable	(988)
Deferred tax liability	(66,158)
Other long term liabilities	(12,156)
Fair value of identifiable, net assets acquired	121,340
Goodwill	120,812
Total purchase price, net of cash acquired	$242,152

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

During the quarter ended March 31, 2018, we made certain measurement period adjustments to the initial Bonten purchase price allocation resulting in reclassifications between certain non-current assets and liabilities, including an increase to goodwill of $1.4 million.

The definite-lived intangible assets of $161.9 million are comprised of network affiliations of $53.3 million and customer relationships of $108.6 million. These intangible assets will be amortized over a weighted average useful life of 15 and 14 years for network affiliations and customer relationships, respectively. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies. We expect that goodwill deductible for tax purposes will be approximately $5.6 million. Net revenues and operating income of the Bonten stations on our consolidated statements of operations were $21.9 million and $1.6 million, respectively, for the three months ended March 31, 2018.

Other 2017 Acquisitions. During 2017, we acquired certain media assets for an aggregated purchase price of $27.4 million, less working capital of $2.7 million. The transaction was funded with cash on hand.

Pro Forma Information. The following table sets forth unaudited pro forma results of operations, assuming that Bonten, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the Other 2017 Acquisitions discussed above, as they are not material both individually and in the aggregate (in thousands, except per share data):

Three months ended March 31,
2017
Total revenues	$646,818
Net income	$71,108
Net income attributable to Sinclair Broadcast Group	$57,607
Basic earnings per share attributable to Sinclair Broadcast Group	$0.62
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.61

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated Bonten for the period presented because the pro forma results do not reflect expected synergies.  The pro forma adjustments reflect depreciation expense and amortization of intangible assets related to the fair value adjustments of the assets acquired and any adjustments to interest expense to reflect the debt financing of the transactions, if applicable. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded for long-lived tangible and intangible assets in purchase accounting.

Pending Acquisitions. In May 2017, we entered into a definitive agreement to acquire the stock of Tribune Media Company (Tribune). Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. As part of this acquisition we would assume or refinance the debt of Tribune. Tribune owns or operates 42 television stations in 33 markets, cable network WGN America, digital multicast network Antenna TV, minority stakes in the TV Food Network, ThisTV, and CareerBuilder, and a variety of real estate assets. Tribune’s stations consists of 14 FOX, 12 CW, 6 CBS, 3 ABC, 2 NBC, 3 MyNetworkTV affiliates, and 2 independent stations. In October 2017, Tribune shareholders held a meeting and voted to approve the merger agreement and bondholders consented to the assignment of the notes under the change of control. In order to obtain necessary governmental approval for the acquisition of Tribune, and for other business purposes, we entered into definitive agreements with third parties to divest 14 Tribune television stations in 14 markets and the stations discussed in Assets and Liabilities Held for Sale below. The divestitures are expected to close on the same day as the Tribune acquisition, which we believe will be in late second quarter of 2018 or early third quarter of 2018, pending customary closing conditions, including antitrust clearance and approval by the FCC. We expect to fund the purchase price through a combination of cash on hand and fully committed debt financing. For the three months ended March 31, 2018, we incurred $4.7 million of costs in connection with this acquisition, primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations. See Assets and Liabilities Held for Sale below for further discussion of divestitures related to this transaction. See Note 3. Notes Payable and Commercial Bank Financing for further discussion on debt financing.

Dispositions

 Alarm Funding Sale. In March 2017, we sold Alarm Funding Associates LLC (Alarm) for $200.0 million less working capital and transaction costs of $5.0 million. We recognized a gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to noncontrolling interests and are included in the gain on asset dispositions, net of impairment and net income attributable to the noncontrolling interest, respectively, on our consolidated statements of operations.

Broadcast Incentive Auction. Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process. We received total proceeds of $310.8 million from the auction. These proceeds are reflected as restricted cash because we directed the FCC to deposit those proceeds into qualifying trust accounts. We are limited in our ability to access this cash for a period of time not to exceed a year.

For the three months ended March 31, 2018, we recognized a gain of $83.3 million which is included within gain on asset dispositions, net of impairment on our consolidated statements of operations. This gain relates to the auction proceeds associated with one market where the underlying spectrum was vacated during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 98 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provided the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. The 2018 Consolidated Appropriations Act appropriated an additional $600 million to the fund for the fiscal year 2018, and an additional $400 million for the fiscal year 2019. The 2018 Consolidated Appropriations Acts also enlarged the number of stations eligible to receive reimbursement to include low power television stations and television translator stations. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. During the three months ended March 31, 2018, capital expenditures related to the spectrum repack was $3.4 million.

Assets and Liabilities Held for Sale. We classify assets and liabilities separately on our consolidated balance sheets at the lower of carrying value or fair value less costs to sell when the criteria for held for sale classification are met. Once assets are classified as held for sale, we do not record depreciation or amortization expense.

We have agreed to sell the assets of certain consolidated television stations within our broadcast segment including WXLV in Greensboro, NC; WRLH in Richmond, VA; WOLF/WQMY/WSWB in Wilkes-Barre, PA; KOKH in Oklahoma City, OK; and KDSM in Des Moines, IA. The sale is part of Sinclair’s larger acquisition of Tribune, in order to obtain necessary governmental approval of the Tribune transaction and for other business purposes. The sale of these stations is expected to close immediately prior to or immediately after the Tribune transaction. The assets of these stations are reflected as assets held for sale on our consolidated balance sheets.

We have also classified one of our consolidated real estate development projects as held for sale based upon a pending transaction which is currently expected to close in 2018. The carrying value of these assets have been adjusted to fair value less costs to sell which resulted in an impairment of approximately $63.0 million which is reflected in gains/losses on asset dispositions, net of impairments within our statement of operations. The fair value of the real estate investment was determined based on both observable and unobservable inputs, including the expected sales price as supported by discounted cash flow models. Due to uncertainties in the estimation process, actual results could differ from the estimates used in our analysis.

As of March 31, 2018, the major classes of assets and liabilities reported as held for sale on the accompanying consolidated balance sheets are shown below (in thousands):

Current assets	$1,778
Property and equipment	17,537
Goodwill and indefinite-lived intangible assets	104,916
Definite-lived intangible assets	28,582
Other non-current assets	67
Assets held for sale	$152,880

Current liabilities	$4,278
Non-current liabilities	7,932
Liabilities held for sale	$12,210

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Incremental Term B Facility related to Tribune acquisition

In connection with the pending acquisition of Tribune, discussed in Note 2. Acquisitions and Dispositions of Assets, in December 2017, our wholly-owned subsidiary, Sinclair Television Group, Inc., secured the required financing for the acquisition, to be drawn at closing from issuance of $3.7 billion Term B loans, maturing in 2024 and priced at LIBOR plus 2.50%, under our Bank Credit Agreement, which will be amended at closing. The proceeds from the Term B Loans are expected to be used to purchase the outstanding shares of Tribune, refinance certain of Tribune's existing indebtedness, pay costs and expenses expected to be incurred in connection with the acquisition, and for general corporate purposes. We began to incur a ticking fee on undrawn amounts under the new term B loans beginning on January 12, 2018 of 1.25% for the first 30 days, 2.50% for the next 60 days, and LIBOR plus 2.50% thereafter. Ticking fees incurred were $17.0 million for the three months ended March 31, 2018 and are included in interest expense on our consolidated statements of operations.

Notes payable and capital leases to affiliates

The current portion of notes payable, capital leases, and commercial bank financing on our consolidated balance sheets includes notes payable and capital leases to affiliates of $1.7 million, net of deferred financing cost, as of both March 31, 2018 and December 31, 2017. Notes payable, capital leases, and commercial bank financing, less current portion, on our consolidated balance sheets includes long-term notes payable and capital leases to affiliates of $12.0 million and $12.5 million, net of deferred financing cost, as of March 31, 2018 and December 31, 2017, respectively.

4.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits and claims from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. After reviewing developments to date with legal counsel, our management is of the opinion that none of our pending and threatened matters is material.

On December 21, 2017, the FCC issued a Notice of Apparent Liability for Forfeiture proposing a $13.4 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries. Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. We have responded to dispute the Commission's findings and the proposed fine; however, we cannot predict the outcome of any potential FCC action related to this matter. We do not believe that the ultimate outcome of this matter will have a material effect on the Company's financial statements.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014, were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. On November 20, 2017, the FCC released an Ownership Order on Reconsideration, among other things, eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. A Petition for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, was filed in the U.S. Court of Appeals for the Third Circuit. On February 7, 2018, the court denied, among other things, Petitioners' request to stay the effective date of the Ownership Order on Reconsideration and instead issued a stay of the appeal for a period of 6 months. A Petition for Review of the Ownership Order on Reconsideration was subsequently filed in the U.S. District Court of Appeals for the District of Columbia Circuit, and was transferred to the Third Circuit and is subject to the stay. We cannot predict the outcome of this proceeding. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties.

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

On September 6, 2016, the FCC released the UHF Discount Order, eliminating the UHF Discount. The UHF discount allowed television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. On April 20, 2017, the FCC acted on a Petition for Reconsideration of the UHF Discount Order and adopted the UHF Discount Order on Reconsideration which reinstated the UHF discount, which became effective June 15, 2017 and is currently in effect. The UHF Discount Order on Reconsideration is currently the subject of a Petition for Review filed in the U.S. Court of Appeals for the D.C. Circuit which is still pending. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the national audience reach cap, including the UHF discount. We cannot predict the outcome of these proceedings. With the application of the UHF discount counting all our present stations we reach approximately 25% of U.S. households. With the pending Tribune transaction, absent divestitures, we would exceed the 39% cap, even with the application of the UHF discount. We have filed FCC applications to divest stations in certain markets, which would bring our national audience reach under the 39% cap (including the UHF discount) upon closing. Changes to the national ownership cap could limit our ability to make television station acquisitions.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Income (Numerator)
Net income	$43,994	$70,703
Net income attributable to noncontrolling interests	(871)	(13,501)
Numerator for basic and diluted earnings per common share available to common shareholders	$43,123	$57,202

Shares (Denominator)
Weighted-average common shares outstanding	101,899	92,630
Dilutive effect of stock-settled appreciation rights and outstanding stock options	1,018	1,062
Weighted-average common and common equivalent shares outstanding	102,917	93,692

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	500	—

6.              SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment includes stations in 89 markets located throughout the continental United States. Other primarily consists of original networks and content, non-broadcast digital and internet solutions, technical services, and other non-media investments. All of our businesses are located within the United States.  Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments but are included for reconciliation purposes.

We had approximately $144.0 million and $165.8 million of intercompany loans between the broadcast segment, other, and corporate as of March 31, 2018 and 2017, respectively.  We had $3.8 million and $6.0 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended March 31, 2018 and 2017, respectively.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended March 31, 2018	Broadcast		Other		Corporate	Consolidated
Revenue	$595,892		$69,460		$—	$665,352
Depreciation of property and equipment	25,399		1,906		20	27,325
Amortization of definite-lived intangible assets and other assets	38,471		5,134		—	43,605
Amortization of program contract costs and net realizable value adjustments	26,950		—		—	26,950
General and administrative overhead expenses	21,744		255		2,597	24,596
(Gain) on asset dispositions, net of impairment	(84,100)	(d)	62,991	(c)	—	(21,109)
Operating income (loss)	176,166	(d)	(66,235)	(c)	(2,617)	107,314
Interest expense	1,372		202		68,168	69,742
Loss from equity and cost method investments	—		(12,477)		—	(12,477)
Assets	5,096,281		685,140		881,990	6,663,411

For the three months ended March 31, 2017	Broadcast	Other		Corporate	Consolidated
Revenue (b)	$569,869	$57,067		$—	$626,936
Depreciation of property and equipment	21,946	1,769		266	23,981
Amortization of definite-lived intangible assets and other assets	38,326	7,228		—	45,554
Amortization of program contract costs and net realizable value adjustments	31,019	—		—	31,019
General and administrative overhead expenses	18,992	288		1,296	20,576
(Gain) on asset dispositions, net of impairment	(357)	(52,990)	(a)	—	(53,347)
Operating income (loss)	114,544	44,649	(a)	(1,564)	157,629
Interest expense	1,366	1,213		54,739	57,318
Loss from equity and cost method investments	—	(1,321)		—	(1,321)

(a)	Includes gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to noncontrolling interests. See Note 2. Acquisitions and Dispositions of Assets.

(b)	Revenue has been adjusted for the adoption of ASC 606. See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(c)	Includes a $63.0 million impairment to the carrying value of a consolidated real estate venture as discussed in Note 2. Acquisitions and Dispositions of Assets.

(d)	Includes a gain of $83.3 million related to the auction proceeds as discussed in Note 2. Acquisitions and Dispositions of Assets.

7.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc., Keyser Investment Group, Gerstell Development Limited Partnership, and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.4 million for both the three months ended March 31, 2018 and 2017.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV Eureka, California; KCVU-TV Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, for further discussion of the scope of services provided under these types of arrangements. We have jointly and severally, unconditionally and irrevocably guaranteed the $53.6 million of Cunningham debt, of which $10.8 million, net of deferred financing cost, is consolidated through VIE arrangements.

Up until January 2018, when purchased by an unrelated party after receiving FCC approval, the voting stock of the Cunningham Stations was owned by the estate of Carolyn C. Smith, the mother of our controlling shareholders. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders.  We consolidate certain subsidiaries of Cunningham, with which we have variable interests through various arrangements related to the Cunningham Stations discussed further below.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and we have two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue and (ii) $5.0 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of March 31, 2018 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and own a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2.6 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

In September 2017, Cunningham acquired the membership interest of Esteem Broadcasting in connection with our acquisition of Bonten Media Group, as discussed in Note 2. Acquisitions and Dispositions of Assets. As a result of the transaction, Cunningham assumed the joint sales agreement under which we will provide services to four stations; WEMT-TV, WYDO-TV, and KBVU-TV/KCVU-TV.

The agreements with KBVU-TV/KCVU-TV, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, WYDO-TV, and KRNV-DT/KENV-DT expire in December 2020, November 2021, May 2023, August 2023, December 2023, August 2025, and November 2021, respectively, and each has renewal provisions for successive eight year periods. We earned $13.4 million and $1.4 million from the services we performed for these stations for the three months ended March 31, 2018 and 2017, respectively.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statement of operations. Our consolidated revenues related to the Cunningham Stations include $37.6 million and $26.2 million for the three months ended March 31, 2018 and 2017, respectively.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which they have an LMA that expires in April 2019. Under the agreement, Cunningham paid us an initial fee of $0.7 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. Also, in August 2016, we entered into an agreement, expiring October 2021, with Cunningham to provide a news share service with their station in Johnstown, PA beginning in October 2016 for an annual fee of $1.0 million.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive.  We received payments for advertising totaling less than $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Additionally, Atlantic Automotive leased office space owned by one of our consolidated real estate ventures in Towson, MD. In May 2017, our consolidated real estate ventures sold their investment. Atlantic Automotive paid $0.3 million in rent for the three months ended March 31, 2017.

Leased property by real estate ventures

Certain of our real estate ventures have entered into property leases with entities owned by David D. Smith. Total rent received under these leases was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our notes and debentures for the periods presented (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
6.125% Senior Unsecured Notes due 2022	$500,000	$512,500	$500,000	$515,535
5.875% Senior Unsecured Notes due 2026	350,000	346,500	350,000	363,475
5.625% Senior Unsecured Notes due 2024	550,000	545,875	550,000	568,205
5.375% Senior Unsecured Notes due 2021	600,000	605,250	600,000	610,440
5.125% Senior Unsecured Notes due 2027	400,000	371,000	400,000	396,088
Term Loan A-1	111,354	111,354	117,370	117,370
Term Loan A-2	108,968	108,968	113,327	113,327
Term Loan B	1,352,875	1,356,257	1,356,300	1,357,995
Debt of variable interest entities	28,530	28,530	29,614	29,614
Debt of other operating divisions	24,476	24,476	25,238	25,238

(a) Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $38.2 million and $39.0 million as of March 31, 2018 and December 31, 2017, respectively.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. Our Class A Common Stock and Class B Common Stock as of March 31, 2018, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 6.125% Notes, and 5.125% Notes. As of March 31, 2018, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,030.0 million included $4,008.3 million related to STG and its subsidiaries of which SBG guaranteed $3,963.7 million.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries (guarantor subsidiaries) have fully and unconditionally guaranteed, subject to certain customary automatic release provisions, all of STG’s obligations. Those guarantees are joint and several.  There are certain contractual restrictions on the ability of SBG, STG, or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows of SBG, STG, KDSM, LLC, and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidating financial statements for the three months ending March 31, 2017, have been revised for the adoption of ASC 606 as discussion under Recent Accounting Pronouncements and Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$790,930	$8,304	$10,998	$—	$810,232
Restricted cash	—	—	226,558	—	—	226,558
Accounts receivable	—	—	493,922	44,550	—	538,472
Other current assets	1,874	11,377	130,298	23,333	(27,453)	139,429
Total current assets	1,874	802,307	859,082	78,881	(27,453)	1,714,691

Property and equipment, net	810	32,025	569,047	65,163	(12,613)	654,432

Investment in consolidated subsidiaries	1,576,613	4,050,589	4,179	—	(5,631,381)	—
Goodwill	—	—	2,018,103	3,867	—	2,021,970
Indefinite-lived intangible assets	—	—	142,356	14,273	—	156,629
Definite-lived intangible assets	—	—	1,710,136	75,377	(55,950)	1,729,563
Other long-term assets	31,854	771,367	260,001	192,713	(869,809)	386,126
Total assets	$1,611,151	$5,656,288	$5,562,904	$430,274	$(6,597,206)	$6,663,411

Accounts payable and accrued liabilities	$299	$80,345	$243,674	$60,837	$(28,363)	$356,792
Current portion of long-term debt	—	142,489	3,587	9,343	(475)	154,944
Other current liabilities	—	—	68,269	11,676	—	79,945
Total current liabilities	299	222,834	315,530	81,856	(28,838)	591,681

Long-term debt	—	3,793,804	36,081	366,207	(321,067)	3,875,025
Other liabilities	3,145	39,510	1,159,952	172,500	(749,945)	625,162
Total liabilities	3,444	4,056,148	1,511,563	620,563	(1,099,850)	5,091,868

Total Sinclair Broadcast Group equity (deficit)	1,607,707	1,600,140	4,051,341	(149,669)	(5,501,812)	1,607,707
Noncontrolling interests in consolidated subsidiaries	—	—	—	(40,620)	4,456	(36,164)
Total liabilities and equity (deficit)	$1,611,151	$5,656,288	$5,562,904	$430,274	$(6,597,206)	$6,663,411

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$645,830	$12,273	$23,223	$—	$681,326
Restricted Cash	—	—	311,110	2,000	—	313,110
Accounts receivable	—	—	530,273	36,191	—	566,464
Other current assets	3,034	5,758	145,637	9,687	(10,269)	153,847
Total current assets	3,034	651,588	999,293	71,101	(10,269)	1,714,747

Property and equipment, net	829	31,111	586,950	132,010	(12,602)	738,298

Investment in consolidated subsidiaries	1,537,337	4,116,241	4,179	—	(5,657,757)	—
Goodwill	—	—	2,120,166	3,867	—	2,124,033
Indefinite-lived intangible assets	—	—	145,073	14,298	—	159,371
Definite-lived intangible assets	—	—	1,781,045	77,944	(57,319)	1,801,670
Other long-term assets	31,757	770,312	104,363	208,367	(868,448)	246,351
Total assets	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

Accounts payable and accrued liabilities	$1,100	$84,326	$261,266	$36,029	$(12,318)	$370,403
Current portion of long-term debt	—	148,505	3,445	9,645	(546)	161,049
Other current liabilities	—	—	180,616	14,281	—	194,897
Total current liabilities	1,100	232,831	445,327	59,955	(12,864)	726,349

Long-term debt	—	3,799,987	39,730	381,127	(333,243)	3,887,601
Other liabilities	3,119	38,282	1,141,266	187,569	(734,082)	636,154
Total liabilities	4,219	4,071,100	1,626,323	628,651	(1,080,189)	5,250,104

Total Sinclair Broadcast Group equity (deficit)	1,568,738	1,498,152	4,114,746	(82,051)	(5,530,847)	1,568,738
Noncontrolling interests in consolidated subsidiaries	—	—	—	(39,013)	4,641	(34,372)
Total liabilities and equity (deficit)	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$625,683	$58,011	$(18,342)	$665,352

Media program and production expenses	—	—	273,415	32,020	(16,886)	288,549
Selling, general and administrative	2,597	21,754	143,301	4,284	(441)	171,495
Depreciation, amortization and other operating expenses	19	1,250	6,416	91,008	(699)	97,994
Total operating expenses	2,616	23,004	423,132	127,312	(18,026)	558,038

Operating (loss) income	(2,616)	(23,004)	202,551	(69,301)	(316)	107,314

Equity in earnings of consolidated subsidiaries	45,037	171,770	429	—	(217,236)	—
Interest expense	—	(68,168)	(972)	(4,550)	3,948	(69,742)
Other income (expense)	681	2,295	(13,361)	1,179	—	(9,206)
Total other income (expense)	45,718	105,897	(13,904)	(3,371)	(213,288)	(78,948)

Income tax benefit (provision)	21	15,398	(15,676)	15,885	—	15,628
Net income (loss)	43,123	98,291	172,971	(56,787)	(213,604)	43,994
Net income attributable to the noncontrolling interests	—	—	—	(1,056)	185	(871)
Net income (loss) attributable to Sinclair Broadcast Group	$43,123	$98,291	$172,971	$(57,843)	$(213,419)	$43,123
Comprehensive income (loss)	$43,123	$98,291	$172,971	$(56,787)	$(213,604)	$43,994

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$595,239	$50,857	$(19,160)	$626,936

Media program and production expenses	—	—	248,451	28,444	(18,494)	258,401
Selling, general and administrative	1,296	18,958	122,435	2,633	(25)	145,297
Depreciation, amortization and other operating expenses	266	1,725	90,513	(26,450)	(445)	65,609
Total operating expenses	1,562	20,683	461,399	4,627	(18,964)	469,307

Operating (loss) income	(1,562)	(20,683)	133,840	46,230	(196)	157,629

Equity in earnings of consolidated subsidiaries	58,189	87,805	50	—	(146,044)	—
Interest expense	(36)	(54,704)	(1,119)	(7,623)	6,164	(57,318)
Loss from extinguishment of debt	—	(1,404)	—	—	—	(1,404)
Other income (expense)	101	799	496	(1,021)	—	375
Total other income (expense)	58,254	32,496	(573)	(8,644)	(139,880)	(58,347)

Income tax benefit (provision)	510	25,106	(44,229)	(9,966)	—	(28,579)
Net income (loss)	57,202	36,919	89,038	27,620	(140,076)	70,703
Net income attributable to the noncontrolling interests	—	—	—	(13,494)	(7)	(13,501)
Net income (loss) attributable to Sinclair Broadcast Group	$57,202	$36,919	$89,038	$14,126	$(140,083)	$57,202
Comprehensive income (loss)	$57,202	$36,919	$89,039	$27,619	$(140,076)	$70,703

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$1,304	$(88,587)	$193,725	$(10,684)	$5,185	$100,943
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,214)	(18,505)	(1,500)	—	(22,219)
Proceeds from the sale of assets	—	—	49	—	—	49
Investments in equity and cost method investees	(370)	(31)	(6,778)	(571)	—	(7,750)
Distributions from equity and cost method investees	1,709	—	—	9,123	—	10,832
Other, net	—	(1,862)	—	—	—	(1,862)
Net cash flows from (used in) investing activities	1,339	(4,107)	(25,234)	7,052	—	(20,950)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	363	—	363
Repayments of notes payable, commercial bank financing and capital leases	—	(13,800)	(843)	(2,400)	93	(16,950)
Dividends paid on Class A and Class B Common Stock	(18,392)	—	—	—	—	(18,392)
Increase (decrease) in intercompany payables	14,869	251,594	(256,169)	(5,016)	(5,278)	—
Other, net	880	—	—	(3,539)	—	(2,659)
Net cash flows from (used in) financing activities	(2,643)	237,794	(257,012)	(10,592)	(5,185)	(37,638)

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	145,100	(88,521)	(14,224)	—	42,355
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	645,830	323,383	26,727	—	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$790,930	$234,862	$12,503	$—	$1,038,295

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$1,126	$(44,685)	$127,520	$(13,853)	$(466)	$69,642
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(50)	(3,259)	(16,840)	(806)	181	(20,774)
Acquisition of businesses, net of cash acquired	—	—	(8,000)	—	—	(8,000)
Investments in equity and cost method investees	(945)	(300)	(47)	(1,788)	—	(3,080)
Proceeds from the sale of assets	—	—	—	195,149	—	195,149
Distributions from equity and cost method investees	2,266	—	—	1,006	—	3,272
Other, net	—	(3,083)	357	(5,682)	—	(8,408)
Net cash flows from (used in) investing activities	1,271	(6,642)	(24,530)	187,879	181	158,159

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	159,669	—	3,420	—	163,089
Repayments of notes payable, commercial bank financing and capital leases	—	(172,519)	(445)	(111,458)	—	(284,422)
Proceeds from the sale of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(16,257)	—	—	—	—	(16,257)
Increase (decrease) in intercompany payables	(471,945)	615,437	(102,763)	(40,939)	210	—
Other, net	(2,078)	(360)	586	(16,107)	75	(17,884)
Net cash flows from (used in) financing activities	(2,397)	602,227	(102,622)	(165,084)	285	332,409

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	550,900	368	8,942	—	560,210
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	232,297	10,875	17,012	—	260,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$783,197	$11,243	$25,954	$—	$820,394

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

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to Joint Sales Agreements (JSA), Shared Services Agreements (SSA), the national ownership cap, and the UHF discount), arbitrary enforcement of indecency regulations, retransmission consent regulations and political or other advertising restrictions, such as payola rules;

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

•
the impact of MVPDs, virtual MVPDs (vMVPDs), and OTTs offering “skinny” programming bundles that may not include television broadcast stations or our other properties, such as Tennis Channel and our emerging networks; and

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

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	our ability to deploy a nationwide next generation broadcast platforms network (NextGen);

•	the strength of ratings for our local news broadcasts including our news sharing arrangements;

•	the successful execution of our program development and multi-channel broadcasting initiatives including CHARGE!, TBD, Comet, other original programming, and mobile DTV; and

•	the results of prior year tax audits by taxing authorities.

Other matters set forth in this report and other reports filed with the SEC, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Statement of Operations Data:
Media revenues (a)	$643,651	$607,057
Non-media revenues	21,701	19,879
Total revenues	665,352	626,936

Media production expenses	288,549	258,401
Media selling, general and administrative expenses	146,899	124,721
Depreciation and amortization expenses (b)	97,880	100,554
Non-media expenses	21,223	18,402
Corporate general and administrative expenses	24,596	20,576
Gain on asset dispositions, net of impairment	(21,109)	(53,347)
Operating income	107,314	157,629

Interest expense and amortization of debt discount and deferred financing costs	(69,742)	(57,318)
Loss from extinguishment of debt	—	(1,404)
Loss from equity and cost method investees	(12,477)	(1,321)
Other income, net	3,271	1,696
Income before income taxes	28,366	99,282
Income tax benefit (provision)	15,628	(28,579)
Net income	43,994	70,703
Net income attributable to the noncontrolling interests	(871)	(13,501)
Net income attributable to Sinclair Broadcast Group	$43,123	$57,202

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.42	$0.62
Diluted earnings per share	$0.42	$0.61

	March 31, 2018	December 31, 2017
Balance Sheet Data:
Cash and cash equivalents	$810,232	$681,326
Total assets	$6,663,411	$6,784,470
Total debt (c)	$4,029,969	$4,048,650
Total equity	$1,571,543	$1,534,366

(a)
Media revenues are defined as television advertising revenue, net of agency commissions; distribution revenue; and other media revenues. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of the adoption of the new accounting principles for revenue recognition.

(b)	Depreciation and amortization includes depreciation and amortization of property and equipment, definite-lived intangible assets, program contract costs, and other assets.

(c)	Total debt is defined as current and long-term notes payable, capital leases, and commercial bank financing, including notes payable and capital leases of affiliates.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended March 31, 2018 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2018 and 2017, including comparisons between quarters and expectations for the three months ended June 30, 2018.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three months ended March 31, 2018.

Summary of Significant Events and Financial Highlights

Tribune Acquisition

•
In April and May 2018, the company announced definitive agreements to sell 23 television stations to Standard Media Group LLC, the Fox Broadcasting Company, Meredith Corporation, Howard Stirk and Cunningham Broadcasting Corporation, upon consummation of Sinclair’s acquisition of the stock of Tribune. Excluding those stations where Sinclair will continue to provide services after the dispositions, the stations are being sold for a combined $1.5 billion of gross sales proceeds, with another approximate $100 million of working capital to be retained by the Company, representing a 9.7x multiple of the stations’ 2017/2018 average cash flow. The sales are part of Sinclair’s larger acquisition of Tribune, in order to obtain necessary governmental approval of the Tribune transaction and for other business purposes, and are expected to close immediately prior to or immediately after the Tribune transaction.

Television and Digital Content

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

•
So far in 2018, Sinclair’s award-winning news rooms, dedicated to impactful journalism with a local focus, won 160 local news awards, including 45 Regional RTDNA Edward R. Murrow Awards. Three of the stations that were recognized with regional Murrows, WBFF (Baltimore), WJLA (Washington, DC) and WGME (Portland, ME), separately, earned nationally-recognized awards for outstanding journalism. WBFF won the Investigative Reporting Award from the Society of Professional Journalists (SPJ) and a National Headliner Award. WJLA won a National Headliner Award, as well as the June L. Biedler Prize presented by The American Association for Cancer Research. WGME won a Gracie Award for News program from the Alliance of Women in Media.

Broadcast Distribution

•	In January 2018, the Company entered into a multi-year retransmission renewal with Verizon Fios for the carriage of Sinclair stations on its platforms.

•	In April 2018, the Company entered into a multi-year retransmission renewal with Cox for the carriage of Sinclair stations, Tennis Channel, and Sinclair’s national networks on its platforms.

•
In May 2018, Sinclair and the licensees of stations to which Sinclair provides services and Fox Broadcasting Company agreed to multi-year renewals of 34 Fox affiliates, including all eight of Tribune’s Fox affiliates which are not being sold to Fox.

ATSC 3.0

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

•
In April 2018, India based OTT/Cloud solutions company Gaian Solutions, Sinclair, and Sinclair's subsidiary ONE Media 3.0, LLC signed an MOU to work together to create a Next Generation Broadcast Platform to support Sinclair's ATSC 3.0 vision and plan to deploy a proof of concept before the end of the year.

Financing and Shareholder Returns

•	In February 2018 and May 2018, we declared quarterly cash dividends of $0.18 per share.

Other Events

•	In January 2018, Rob Weisbord assumed the role of Chief Revenue Officer for the Company, a new role reflecting the increased diversification of our business and new revenue streams we are creating.

•
In April 2018, Sinclair Vice President of Advanced Technology, Mark Aitken, was awarded the 2018 NAB Television Engineering Achievement Award for his leadership in the development of Next Gen TV and Sinclair Chief Revenue Officer, Rob Weisbord, was honored with the Technology Leadership Award, one of the most highly recognized tech awards in the TV industry, presented by the industry publications, Broadcasting & Cable and TV Technology to executives who have become outstanding tech leaders since the year 2000.

•
In May 2018, Sinclair awarded its Broadcast Diversity Scholarship to seven applicants, distributing over $30,000 in financial assistance to students demonstrating a promising future in the broadcast industry.

RESULTS OF OPERATIONS

The results of the businesses acquired during 2017 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of acquisitions. Additionally, any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, and December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast,” that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Media revenues (a) (b)	$643.7	$607.1
Non-media revenues	21.7	19.9
Total revenues	665.4	627.0
Media production expenses (a)	288.6	258.4
Media selling, general and administrative expenses (a)	146.9	124.7
Depreciation and amortization expenses	97.9	100.6
Non-media expenses	21.2	18.4
Corporate general and administrative expenses	24.6	20.6
Gain on asset dispositions, net of impairment	(21.1)	(53.3)
Operating income	$107.3	$157.6
Net income attributable to Sinclair Broadcast Group	$43.1	$57.2

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

(b)
See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of the adoption of the new accounting principles for revenue recognition.

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2018	2017
Revenue:
Advertising revenue, net of agency commissions	$298.9	$310.1	(3.6)%
Distribution revenue	287.1	249.1	15.3%
Other media revenues	9.9	10.7	(7.5)%
Media revenues	$595.9	$569.9	4.6%

Operating Expenses:
Media production expenses	$266.4	$232.9	14.4%
Media selling, general and administrative expenses	$124.8	$112.5	10.9%
Amortization of program contract costs and net realizable value adjustments	$27.0	$31.0	(12.9)%
Corporate general and administrative expenses	$21.7	$19.0	14.2%
Depreciation and amortization expenses	$63.9	$60.3	6.0%

Revenue

Advertising revenue, net of agency commissions.  Advertising revenue decreased $11.2 million for the three months ended March 31, 2018, when compared to the same period in 2017. The decrease is primarily related to decreases in automotive and the Super Bowl being carried on fewer of our stations than in the prior year period. These decreases were partially offset by a $4.8 million increase in political advertising revenue, as 2018 is a political year, and an $11.1 million increase related to stations not included in the same period in 2017. No advertiser accounted for more than 1.1% of our advertising revenue for the three months ended March 31, 2018.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended March 31,
	2018	2017
Local news	32.2%	30.1%
Syndicated/Other programming	30.3%	30.0%
Network programming	23.9%	25.9%
Sports programming	9.7%	10.0%
Paid programming	3.9%	4.0%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

	# of Channels	Percent of Advertising Revenue for the
		Three Months Ended March 31,
		2018	2017
ABC	41	28.8%	28.0%
FOX	59	23.2%	27.0%
CBS	30	19.2%	20.0%
NBC	24	15.0%	11.4%
CW	47	7.6%	6.9%
MNT	39	4.7%	5.3%
Other (a)	363	1.5%	1.4%
Total	603

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, CoziTV, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $38.0 million for the three months ended March 31, 2018, when compared to the same period in 2017, of which $10.6 million was related to stations not included in the same period in 2017. The remaining increase was primarily related to increases in rates on existing contracts as well as newly executed contracts, partially offset by losses in sub counts.

Expenses

Media production expenses.  The increase compared to the same period in 2017 primarily relates to $9.3 million from acquired stations not included in the same period of 2017 and $34.1 million from increases in fees pursuant to network affiliation agreements due to higher distribution revenue, partially offset by a $3.9 million decrease to network inventory fees related to renewed network agreements.

Media selling, general and administrative expense.  The increase compared to the same period in 2017 primarily relates to $5.2 million from acquired stations not included in the same period of 2017, a $3.1 million increase to license costs due to higher digital revenue and new streaming ads offered to licensing partners and a $2.1 million increase related to employee compensation cost.

Amortization of program contract costs and net realizable value adjustments.  The decrease compared to the same period in 2017 primarily relates to $4.8 million due to timing of amortization on long-term contracts and reduced renewal costs, partially offset by $0.8 million increase of cost due to new programs added since the same period in 2017 and by $0.8 million of amortization related to stations not included in the same period of 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  The increase compared to the same period in 2017 primarily relates to depreciation and amortization from acquired stations not included in the same period of 2017, and an increase from new projects placed in service during the first quarter of 2018, partially offset by assets becoming fully depreciated.

OTHER

The following table sets forth our revenues and expenses for our original networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (Other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2018	2017
Revenue:
Advertising revenue, net of agency commissions	$17.4	$8.4	107.1%
Distribution revenue	27.2	26.8	1.5%
Other media revenues	3.1	2.0	55.0%
Media revenues	$47.7	$37.2	28.2%
Non-media revenues	$21.7	$19.9	9.0%

Operating Expenses:
Media expenses	$44.2	$37.2	18.8%
Non-media expenses	$22.5	$22.9	(1.7)%
Corporate general and administrative expenses	$0.3	$0.3	—%
Loss (gain) on asset dispositions and impairments	$63.0	$(53.0)	n/m
Loss from equity and cost method investments	$12.5	$1.3	861.5%

n/m — not meaningful

Media revenues and expenses. Media revenue included within Other primarily relates to our original networks and content, as well as our non-broadcast digital and internet businesses. The increase compared to the same period in 2017 is primarily related to a $5.3 million increase in digital revenue mostly related to the expansion of our non-broadcast digital and internet initiatives and a $3.9 million increase in advertising revenue from our owned networks.

Media expenses included within Other relate to the media production expenses, and media selling, general and administrative expenses related to the operations of our network, content, and non-broadcast digital and internet businesses. The increase compared to the same period in 2017 is primarily related to a $8.5 million increase to selling, general and administrative cost related to our non-broadcast digital and internet initiatives and a $0.9 million increase to program and production expenses related to our content businesses, partially offset by a $6.8 million decrease related to our college and local sports network.

Non-media revenues and expenses. Non-media revenue included within Other primarily relates to our technical businesses and consolidated investments in real estate ventures and private equity. The increase to revenue compared to the same period in 2017 primarily relates to an $11.1 million increase in broadcast equipment sales, partially offset by a $7.8 million decrease due to the sale of Alarm in early March 2017.

Non-media expenses included within Other includes depreciation and amortization, and applicable other income and expense items, and excludes equity method investment income. Additionally, non-media expenses include research and development expenses related to the costs to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). The decrease to expenses compared to the same period in 2017 is primarily related to a $7.5 million decrease in expenses related to the sale of Alarm in early March 2017, partially offset by a $6.5 million increase related to increased volume of broadcast equipment sales and a $1.5 million increase in research and development expenses.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss (gain) on asset dispositions and impairments. During the first quarter of 2018, we recorded a non-cash impairment of $63.0 million relating to a real estate development project which is currently reflected as held for sale in our consolidated financial statements. During the first quarter of 2017, we recognized a gain of $53.0 million related to the sale of Alarm in March 2017, of which $12.3 million was attributable to non-controlling interests recorded within net income attributable to the noncontrolling interest on our consolidated statements of operations.

Loss from equity and cost method investments. Loss from equity and cost method investments for the three months ending March 31, 2018 and 2017 were $12.5 million and $1.3 million, respectively. The increase primarily related to investments not included in the same period of 2017.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2018	2017
Corporate general and administrative expenses	$24.6	$20.6	19.4%
Interest expense	$69.7	$57.3	21.6%
Income tax benefit (provision)	$15.6	$(28.6)	n/m
Loss from extinguishment of debt	$—	$1.4	n/m

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses.

Corporate general and administrative expenses increased in total by $4.0 million for the three months ended March 31, 2018, when compared to the same period in 2017, primarily related to an increase in legal and consulting fees related to the pending Tribune acquisition as well as increased employee compensation related to annual merit increases, partially offset by a decrease in stock based compensation.

We expect corporate general and administrative expenses to remain approximately flat in the second quarter of 2018 compared to the first quarter of 2018.

 Interest expense.  The table above and explanation that follows cover total consolidated interest expense. Interest expense increased by $12.4 million for the three months ended March 31, 2018, when compared to the same period in 2017. The increase is primarily related to $17.0 million in ticking fees on undrawn amounts under the new term B loans secured for the financing of the Tribune acquisition, partially offset by $6.4 million debt financing fees expensed in the three months ended March 31, 2017 related to the amendment of certain terms and extension of the maturity date of Term Loan B under the existing bank credit agreement.

Income tax benefit (provision). The effective tax rate for the three months ended March 31, 2018, including the effects of the noncontrolling interests, was a benefit of 56.8% as compared to a provision of 33.3% during the same period in 2017. The change in the effective tax rate from a provision to a benefit for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily due to 1) a $21.3 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain realized during the quarter from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets and 2) a lower federal statutory rate in 2018 as a result of the enactment of the TCJA.

Loss from extinguishment of debt. In January 2017, we entered into an amendment to our Bank Credit Agreement that includes extended maturity for some Term Loan positions and more favorable rates. As a result, we recognized a loss of $1.4 million from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had net working capital of approximately $1,123.0 million, including $810.2 million in cash and cash equivalent balances. Borrowing capacity under our revolving credit facility was $484.4 million as of March 31, 2018. Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

We have $228.1 million in restricted cash primarily related to proceeds related to the Broadcast Spectrum Auction. During the three months ended March 31, 2018, $86.6 million of restricted cash as of December 31, 2017, became unrestricted. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us. See Incremental Term B Facility related to Tribune acquisition under Note 3. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion of our expected financing arrangements for the acquisition of Tribune.

For the quarter ended March 31, 2018, we were in compliance with all of the covenants related to our Bank Credit Agreement and senior unsecured notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Net cash flows from operating activities	$100.9	$69.6

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(22.2)	$(20.8)
Acquisition of businesses, net of cash acquired	—	(8.0)
Proceeds from the sale of assets	0.1	195.1
Investments in equity and cost method investees	(7.8)	(3.1)
Other	8.9	(5.0)
Net cash flows from (used in) investing activities	$(21.0)	$158.2

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$0.4	$163.1
Repayments of notes payable, commercial bank financing and capital leases	(16.9)	(284.4)
Net proceeds from the sale of Class A Common Stock	—	487.9
Dividends paid on Class A and Class B Common Stock	(18.4)	(16.3)
Other	(2.7)	(17.9)
Net cash flows from (used in) financing activities	$(37.6)	$332.4

Operating Activities

Net cash flows from operating activities increased during the three months ended March 31, 2018 compared to the same period in 2017.  The increase is primarily related to higher cash received from customers.

Investing Activities

Net cash flows from investing activities decreased during the three months ended March 31, 2018 compared to the same period in 2017.  The decrease is primarily related to proceeds received from the sale of Alarm during the three month period ended March 31, 2017. See Note 2. Acquisitions and Dispositions of Assets for further information.

In the second quarter of 2018, we anticipate capital expenditures to increase from the first quarter of 2018. As discussed in Note 2. Acquisitions and Dispositions of Assets, certain of our channels have been reassigned in conjunction with the FCC repacking process. For the second quarter, we expect the total capital expenditures related to the spectrum repack to be $16 million. We expect that the majority of expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows from financing activities decreased for the three months ended March 31, 2018, compared to the same period in 2017. The decrease is primarily due to the proceeds received from the public offering of Class A Common Stock during the first quarter of 2017.

In May 2018, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

As of March 31, 2018, there were no material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than discussed below, there were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2017.

See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of new accounting guidance. See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a more detailed discussion of the adoption of the new accounting principles for revenue recognition during the quarter ended March 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2018.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 28, 2018.

10.2	Restricted Stock Award Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 28, 2018.

10.3	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and Christopher S. Ripley dated February 28, 2018.

10.4	Form of Restricted Stock Award Agreement.

31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

99	Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2018.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)