Form 10-Q
period 2018-06-30
SINCLAIR BROADCAST GROUP INC
filed 2018-08-08
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

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

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	8/7/2018
Class A Common Stock	76,613,152
Class B Common Stock	25,670,684

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,014,718	$681,326
Restricted cash, current	—	313,110
Accounts receivable, net of allowance for doubtful accounts of $2,332 and $2,590, respectively	566,170	566,464
Current portion of program contract costs	19,657	71,387
Income taxes receivable	—	28,150
Prepaid expenses and other current assets	78,214	54,310
Total current assets	1,678,759	1,714,747
Assets held for sale	149,604	—
Program contract costs, less current portion	1,590	3,202
Property and equipment, net	666,636	738,298
Restricted cash, less current portion	1,506	1,504
Goodwill	2,022,073	2,124,033
Indefinite-lived intangible assets	156,654	159,371
Definite-lived intangible assets, net	1,686,263	1,801,670
Other assets	218,458	241,645
Total assets (a)	$6,581,543	$6,784,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$455,463	$370,403
Deferred spectrum auction proceeds	—	84,341
Income taxes payable	21,923	2,503
Current portion of notes payable, capital leases and commercial bank financing	44,191	161,049
Current portion of program contracts payable	46,440	108,053
Total current liabilities	568,017	726,349
Liabilities held for sale	11,310	—
Notes payable, capital leases and commercial bank financing, less current portion	3,864,048	3,887,601
Program contracts payable, less current portion	33,847	41,909
Deferred tax liabilities	441,707	515,236
Other long-term liabilities	77,196	79,009
Total liabilities (a)	4,996,125	5,250,104
Commitments and contingencies (See Note 4)

Shareholders' Equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 76,576,980 and 76,071,145 shares issued and outstanding, respectively	766	761
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,336,251	1,320,298
Retained earnings	285,316	248,845
Accumulated other comprehensive loss	(1,423)	(1,423)
Total Sinclair Broadcast Group shareholders’ equity	1,621,167	1,568,738
Noncontrolling interests	(35,749)	(34,372)
Total equity	1,585,418	1,534,366
Total liabilities and equity	$6,581,543	$6,784,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of June 30, 2018 and December 31, 2017 include total assets of variable interest entities (VIEs) of $114.5 million and $130.6 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of June 30, 2018 and December 31, 2017 include total liabilities of VIEs of $15.1 million and $27.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Media revenues (a)	$695,862	$637,226	$1,339,513	$1,244,283
Non-media revenues	34,281	15,008	55,983	34,887
Total revenues	730,143	652,234	1,395,496	1,279,170

OPERATING EXPENSES:
Media production expenses	300,858	269,486	589,407	527,887
Media selling, general and administrative expenses	150,794	127,046	297,693	251,767
Amortization of program contract costs and net realizable value adjustments	24,710	28,896	51,660	59,915
Non-media expenses	31,021	16,076	52,244	34,478
Depreciation of property and equipment	23,117	23,603	50,442	47,584
Corporate general and administrative expenses	29,685	25,051	54,281	45,627
Amortization of definite-lived intangible and other assets	43,117	43,377	86,722	88,931
Gain on asset dispositions, net of impairment	(4,741)	(150)	(25,850)	(53,497)
Total operating expenses	598,561	533,385	1,156,599	1,002,692
Operating income	131,582	118,849	238,897	276,478

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(92,271)	(50,959)	(162,013)	(108,277)
Loss from extinguishment of debt	—	—	—	(1,404)
(Loss) income from equity investments	(17,483)	1,462	(29,960)	141
Other income, net	4,184	1,563	7,455	3,259
Total other expense, net	(105,570)	(47,934)	(184,518)	(106,281)
Income before income taxes	26,012	70,915	54,379	170,197
INCOME TAX BENEFIT (PROVISION)	3,297	(24,880)	18,925	(53,459)
NET INCOME	29,309	46,035	73,304	116,738
Net income attributable to the noncontrolling interests	(1,268)	(1,390)	(2,139)	(14,891)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$28,041	$44,645	$71,165	$101,847
Dividends declared per share	$0.18	$0.18	$0.36	$0.36
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.27	$0.43	$0.70	$1.04
Diluted earnings per share	$0.27	$0.43	$0.69	$1.03
Weighted average common shares outstanding	102,224	102,649	102,062	97,668
Weighted average common and common equivalent shares outstanding	102,986	103,665	102,952	98,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)	See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of the new accounting principles for revenue recognition.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$29,309	$46,035	$73,304	$116,738
Comprehensive income	29,309	46,035	73,304	116,738
Comprehensive income attributable to the noncontrolling interests	(1,268)	(1,390)	(2,139)	(14,891)
Comprehensive income attributable to Sinclair Broadcast Group	$28,041	$44,645	$71,165	$101,847

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	2,100	—	—	2,100
Dividends declared and paid on Class A and Class B Common Stock	—	—	—	—	—	(36,794)	—	—	(36,794)
Class A Common Stock issued pursuant to employee benefit plans	505,835	5	—	—	15,953	—	—	—	15,958
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,516)	(3,516)
Net income	—	—	—	—	—	71,165	—	2,139	73,304
BALANCE, June 30, 2018	76,576,980	$766	25,670,684	$257	$1,336,251	$285,316	$(1,423)	$(35,749)	$1,585,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,304	$116,738
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	50,442	47,584
Amortization of definite-lived intangible and other assets	86,722	88,931
Amortization of program contract costs and net realizable value adjustments	51,660	59,915
Loss on extinguishment of debt, non-cash portion	—	1,404
Stock-based compensation expense	13,740	11,448
Deferred tax benefit	(73,171)	(8,211)
Gain on asset disposition, net of impairment	(24,235)	(53,497)
Loss from equity investments	30,369	79
Change in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(2,971)	(26,295)
Increase in prepaid expenses and other current assets	(27,796)	(894)
Increase (decrease) in accounts payable and accrued liabilities	85,064	(23,410)
Net change in net income taxes payable/receivable	47,570	(29,661)
Decrease in program contracts payable	(63,916)	(57,152)
Other, net	9,916	14,303
Net cash flows from operating activities	256,698	141,282

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(52,268)	(33,507)
Acquisition of businesses, net of cash acquired	—	(28,329)
Proceeds from the sale of assets	1,005	194,641
Investments in equity investees	(17,996)	(20,690)
Distributions from equity investees	15,175	4,295
Other, net	(3,331)	(13,041)
Net cash flows (used in) from investing activities	(57,415)	103,369

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	2,016	163,089
Repayments of notes payable, commercial bank financing and capital leases	(142,077)	(301,168)
Net proceeds from the sale of Class A Common Stock	—	487,883
Dividends paid on Class A and Class B Common Stock	(36,795)	(34,744)
Distributions to noncontrolling interests	(3,516)	(18,048)
Other, net	1,373	(2,304)
Net cash flows (used in) from financing activities	(178,999)	294,708
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	20,284	539,359
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	995,940	260,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$1,016,224	$799,543

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

Our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)), to 191 stations in 89 markets. These stations broadcast 601 channels as of June 30, 2018. For the purpose of this report, these 191 stations and 601 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2018 and 2017 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of equity, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets for the periods presented, were as follows (in thousands):

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Accounts receivable	$17,865	$19,566
Other current assets	1,918	8,937
Total current assets	19,783	28,503

Assets held for sale	535	—
Program contract costs, less current portion	257	822
Property and equipment, net	5,804	6,215
Goodwill and indefinite-lived intangible assets	15,039	15,064
Definite-lived intangible assets, net	70,659	74,442
Other assets	2,374	5,601
Total assets	$114,451	$130,647

LIABILITIES
Current liabilities:
Other current liabilities	$15,268	$23,564

Notes payable, capital leases and commercial bank financing, less current portion	19,625	23,217
Program contracts payable, less current portion	5,992	11,213
Other long-term liabilities	650	650
Total liabilities	$41,535	$58,644

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs and certain outsourcing agreements, which are treated as a prepayment of the purchase price of the stations, and capital leases between us and Cunningham, which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs, which are excluded from the liabilities above, were $45.7 million and $44.0 million as of June 30, 2018 and December 31, 2017, respectively.  The total capital lease liabilities, net of capital lease assets, which are excluded from the above, were $4.5 million as of both June 30, 2018 and December 31, 2017.

Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs excluded from above were $117.8 million and $116.5 million as of June 30, 2018 and December 31, 2017, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  As of June 30, 2018, all of the liabilities are non-recourse to us except for debt of certain VIEs. See Debt of variable interest entities under Note 3. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other investments.  We have several investments which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs. We account for these entities using the equity method of accounting; at cost, less impairment plus observable price changes; or at fair value.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of June 30, 2018 and December 31, 2017 were $91.3 million and $115.7 million, respectively, and are included in other assets on our consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to these investments are recorded in income from equity investments on our consolidated statements of operations.  We recorded a loss for both the three and six months ended June 30, 2018 of $14.5 million and $23.5 million, respectively, and income for both the three and six months ended June 30, 2017 of $3.8 million and $3.5 million, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers, Accounting Standards Codification Topic 606 (ASC 606). This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective.  The standard permits the use of either the retrospective or cumulative effect transition method. Since Accounting Standards Update (ASU) 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. We adopted this guidance retrospectively during the first quarter of 2018. The impact of the adoption did not have a material impact on our station advertising or distribution revenue. Under the new standard, certain barter revenue and expense related to syndicated programming is no longer recognized. See Revenue Recognition below for more information on the adoption.

In January 2016, the FASB issued new guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee) at fair value, with changes in fair value recognized in net income. The new standard is effective for the interim and annual periods beginning after December 15, 2017. We adopted this guidance during the first quarter of 2018. The impact of the adoption did not have a material impact on our financial statements. As of June 30, 2018 and December 31, 2017, equity investments without a readily determinable fair value measured utilizing the measurement alternative at cost, less impairment plus observable price changes were $30.9 million and $32.3 million, respectively. During the three and six months ended June 30, 2018, there were no adjustments to the carrying amount of investments accounted for using the measurement alternative. We also had other investments recorded at fair value at June 30, 2018 and December 31, 2017 of $18.5 million and $12.2 million, respectively. As a result of the adoption of this guidance, we recorded a cumulative effect adjustment to retained earnings of $2.1 million for these investments, within our consolidated statement of equity.

In February 2016, the FASB issued new guidance related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently, only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and liabilities and recognize the lease expense for such leases, generally on a straight-line basis over the lease term. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments. The new standard includes eight specific cash flow issues with the objective of reducing the existing diversity in practice as to how cash receipts and cash payments are represented in the statement of cash flows. In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows. This new guidance requires that the statement of cash flows explain changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance retrospectively during the first quarter of 2018. For the six months ended June 30, 2017, the adoption of this guidance resulted in an increase in cash flows from investing and financing activities of $2.0 million and $1.5 million, respectively.

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

In March 2018, the FASB issued guidance, effective in the first quarter of 2018, for situations where the accounting under Accounting Standards Codification Topic 740 is incomplete for certain income tax effects of the 2017 Tax Cuts and Jobs Act (TCJA) upon issuance of an entity’s financial statements for the reporting period in which the TCJA was enacted. Any provisional amounts or adjustments to provisional amounts as a result of obtaining, preparing, or analyzing additional information about facts and circumstances related to the provisional amounts should be included in income (loss) from continuing operations as an adjustment to income tax expense in the reporting period the amounts are determined. As discussed in Income Taxes below, adjustments to the provisional amounts that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Revenue Recognition

On January 1, 2018, we adopted ASC 606 using the retrospective adoption method. The following table presents the effects of adoption on our consolidated financial statements for the comparative periods presented (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	As Reported	Adoption of ASC 606	As Adjusted	As Reported	Adoption of ASC 606	As Adjusted
Revenues realized from station barter arrangements (a)	$32,460	$(27,055)	$5,405	$60,030	$(50,055)	$9,975
Expenses realized from barter arrangements (b)	$27,550	$(27,055)	$495	$50,795	$(50,055)	$740
Operating income	$118,849	$—	$118,849	$276,478	$—	$276,478
Net income	$44,645	$—	$44,645	$101,847	$—	$101,847
Basic EPS	$0.43	$—	$0.43	$1.04	$—	$1.04
Diluted EPS	$0.43	$—	$0.43	$1.03	$—	$1.03

(a)	The remaining balance in the "as adjusted" column relates to trade revenue, which was unaffected by the adoption and has been reclassified to media revenue.

(b)	The remaining balance in the "as adjusted" column relates to trade expense, which was unaffected by the adoption and has been reclassified to media production expense.

The following table presents our revenue disaggregated by type and segment (in thousands):

	Three Months Ended
	June 30, 2018			June 30, 2017
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue, net of agency commissions	$338,204	$20,918	$359,122	$328,252	$14,394	$342,646
Distribution revenue	291,931	27,527	319,458	251,730	26,989	278,719
Other media and non-media revenues	12,144	39,419	51,563	10,985	19,884	30,869
Total revenues	$642,279	$87,864	$730,143	$590,967	$61,267	$652,234

	Six Months Ended
	June 30, 2018			June 30, 2017
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue, net of agency commissions	$637,116	$38,334	$675,450	$638,323	$22,774	$661,097
Distribution revenue	579,056	54,762	633,818	500,792	53,838	554,630
Other media and non-media revenues	22,000	64,228	86,228	21,721	41,722	63,443
Total revenues	$1,238,172	$157,324	$1,395,496	$1,160,836	$118,334	$1,279,170

Advertising Revenue, net of agency commissions. We generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees; to the extent that there is a ratings shortfall, we will defer a portion of revenue until the ratings shortfall is settled. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

Distribution Revenue. The Company generates distribution revenue through fees received from multi-channel video programming distributors (MVPDs) and virtual MVPDs for the right to distribute our stations and other properties on their respective distribution platforms. We have determined that these arrangements represent licenses of intellectual property. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a monthly amount per subscriber. We recognize revenue associated with these licensing arrangements when our customers distribute our stations and other properties on their respective distribution platforms, which is when our performance obligation has been satisfied. The term between invoicing and when payment is due is not significant.

Practical Expedients and Exemptions. We expense sales commissions when incurred because the period of benefit for these costs is one year or less. These costs are recorded within media selling, general and administrative expenses. In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Arrangements with Multiple Performance Obligations. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price which is generally based on the prices charged to customers.

Deferred Revenues. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues for the periods ended June 30, 2018 and December 31, 2017 were $84.0 million and $49.5 million, respectively. The increase in deferred revenues for the six months ended June 30, 2018 was primarily driven by amounts received or due in advance of satisfying our performance obligations, offset by $21.5 million of revenues recognized that were included in the deferred revenues balance as of December 31, 2017. Deferred revenues for the periods ended June 30, 2017 and December 31, 2016 were $32.3 million and $31.7 million, respectively. The increase in deferred revenues for the six months ended June 30, 2017 was primarily driven by amounts received or due in advance of satisfying our performance obligations offset by $13.7 million of revenues recognized that were included in the deferred revenues balance as of December 31, 2016.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2018 and 2017 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended June 30, 2018 was less than the statutory rate primarily due to $5.2 million federal tax credits related to investments in sustainability initiatives and a $4.2 million state benefit related to a change in apportionment estimates on recognition of previously deferred tax gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets. Our effective income tax rate for the six months ended June 30, 2018 was less than the statutory rate primarily due to a $17.7 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets, and $6.3 million federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the three and six months ended June 30, 2017 approximated the statutory rate.

Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (SAB 118), as of June 30, 2018, the Company continues to analyze certain aspects of the TCJA and refine its assessment. The ultimate impact of the TCJA differ from the provisional amounts recorded by the Company at December 31, 2017 due to its continued analysis or further regulatory guidance that may be issued as a result of the TCJA. Pursuant to SAB 118, adjustments to the provisional amounts that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Network Affiliation Agreements

On May 8, 2018, we entered into an agreement with Fox Broadcasting Company for the renewal of our Fox affiliates. The agreement expires on December 31, 2020. In the event that the Tribune acquisition discussed in Pending Acquisitions within Note 2. Acquisitions and Dispositions of Assets does not close before December 31, 2018, Fox will have a right to terminate this agreement with 30 days notice.

Subsequent Events

In August 2018, our Board of Directors declared a quarterly dividend of $0.18 per share, payable on September 17, 2018 to holders of record at the close of business on August 31, 2018.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Acquisitions

Bonten. On September 1, 2017, we acquired the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham acquired the membership interest of Esteem Broadcasting LLC for an aggregate purchase price of $240.0 million plus a working capital adjustment, excluding cash acquired, of $2.2 million accounted for as a business combination under the acquisition method of accounting. As a result of the transaction, we added 14 television stations in 8 markets: Tri-Cities, TN/VA; Greensville/New Bern/Washington, NC; Chico/Redding, CA; Abilene/Sweetwater, TX; Missoula, MT; Butte/Bozeman, MT; San Angelo, TX; and Eureka, CA. Cunningham assumed the joint sales agreement under which we will provide services to 4 additional stations. The transaction was funded with cash on hand. The acquisition will expand our regional presence in several states where we already operate and help us bring improvements to small market stations.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in thousands):

Accounts receivable	$14,536
Prepaid expenses and other current assets	699
Program contract costs	988
Property and equipment	27,295
Definite-lived intangible assets	161,936
Indefinite-lived intangible assets	425
Other assets	3,609
Accounts payable and accrued liabilities	(8,846)
Program contracts payable	(988)
Deferred tax liability	(66,158)
Other long term liabilities	(12,265)
Fair value of identifiable, net assets acquired	121,231
Goodwill	120,921
Total purchase price, net of cash acquired	$242,152

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

During the six months ended June 30, 2018, we made certain measurement period adjustments to the initial Bonten purchase price allocation resulting in reclassifications between certain non-current assets and liabilities, including an increase to goodwill of $1.5 million.

The definite-lived intangible assets of $161.9 million are comprised of network affiliations of $53.3 million and customer relationships of $108.6 million. These intangible assets will be amortized over a weighted average useful life of 15 and 14 years for network affiliations and customer relationships, respectively. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies. We expect that goodwill deductible for tax purposes will be approximately $5.6 million. Net revenues and operating income of the Bonten stations on our consolidated statements of operations were $23.4 million and $4.1 million, respectively, for the three months ended June 30, 2018 and $45.4 million and $5.7 million, respectively, for the six months ended June 30, 2018.

Other 2017 Acquisitions. During 2017, we acquired certain media assets for an aggregated purchase price of $27.4 million, less working capital of $2.7 million. The transaction was funded with cash on hand.

Pending Acquisitions.

In May 2017, we entered into a definitive agreement to acquire the stock of Tribune Media Company (Tribune). Under the terms of the agreement, Tribune stockholders will receive $35.00 in cash and 0.23 shares of Sinclair Class A common stock for each share of Tribune Class A common stock and Class B common stock they own. As part of this acquisition we would assume approximately $1.1 billion of outstanding debt held by Tribune. Tribune owns or operates 42 television stations in 33 markets, cable network WGN America, digital multicast network Antenna TV, minority stakes in the TV Food Network, ThisTV, and CareerBuilder, and a variety of real estate assets. Tribune’s stations consist of 14 FOX, 12 CW, 6 CBS, 3 ABC, 2 NBC, 3 MyNetworkTV affiliates, and 2 independent stations. In October 2017, Tribune shareholders approved the merger agreement and bondholders consented to the assignment of the notes under the change of control. In April and May 2018, in order to obtain necessary governmental approval for the acquisition of Tribune, and for other business purposes, we entered into definitive agreements with third parties to divest 14 Tribune television stations in 14 markets and the stations discussed in Assets and Liabilities Held for Sale below. The divestitures are contingent upon the closing of the Tribune acquisition and are expected to close concurrent with the Tribune acquisition. We expect to fund the purchase price through a combination of cash on hand and debt financing. On July 19, 2018, the FCC released a Hearing Designation Order (HDO) to commence a hearing before an Administrative Law Judge (ALJ) with respect to the Company’s acquisition of Tribune. We cannot predict the timeframe for completion or the outcome of the ALJ hearing. In addition, in light of the release of the HDO, there can be no assurance that the transaction with Tribune will be consummated. The failure to complete the transaction may adversely affect Sinclair’s business and operations. See Litigation and other legal matters within Note 4. Commitments and Contingencies for further discussion.

For the three and six months ended June 30, 2018, we incurred $5.2 million and $9.9 million, respectively, of costs in connection with this acquisition, primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations. As of June 30, 2018, we capitalized approximately $12.1 million in costs associated with the financing of the acquisition. In the event that the acquisition does not close, these capitalized fees would be recognized as expense. See Assets and Liabilities Held for Sale below for further discussion of divestitures related to this transaction. See Note 3. Notes Payable and Commercial Bank Financing for further discussion on debt financing.

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

For the six months ended June 30, 2018, we recognized a gain of $83.3 million which is included within gain on asset dispositions, net of impairment on our consolidated statements of operations. This gain relates to the auction proceeds associated with one market where the underlying spectrum was vacated during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 98 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provided the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. The 2018 Consolidated Appropriations Act appropriated an additional $600 million to the fund for the fiscal year 2018, and an additional $400 million for the fiscal year 2019. The 2018 Consolidated Appropriations Act also enlarged the number of stations eligible to receive reimbursement to include low power television stations and television translator stations. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. During the three and six months ended June 30, 2018, capital expenditures related to the spectrum repack were $8.3 million and $11.7 million, respectively.

Assets and Liabilities Held for Sale. We classify assets and liabilities separately on our consolidated balance sheets at the lower of carrying value or fair value less costs to sell when the criteria for held for sale classification are met. Once assets are classified as held for sale, we do not record depreciation or amortization expense.

We agreed to sell the assets of certain consolidated television stations within our broadcast segment including WXLV in Greensboro, NC; WRLH in Richmond, VA; WOLF/WQMY/WSWB in Wilkes-Barre, PA; KOKH in Oklahoma City, OK; and KDSM in Des Moines, IA. The sale is part of Sinclair’s larger acquisition of Tribune, in order to obtain necessary governmental approval of the Tribune transaction and for other business purposes. The sale of these stations is contingent upon the closing of the Tribune acquisition. See Pending Acquisitions within Note 2. Acquisitions and Dispositions of Assets for further discussion of Tribune acquisition. The assets and liabilities of these stations met the criteria for held for sale classification as of June 30, 2018 and are classified as held for sale on our consolidated balance sheet.

We have also classified one of our consolidated real estate development projects as held for sale based upon a pending transaction which is currently expected to close in 2018. During the first quarter the carrying value of these assets have been adjusted to fair value less costs to sell which resulted in an impairment of approximately $63.0 million which is reflected in gains/losses on asset dispositions, net of impairments within our statement of operations. During the second quarter, the Company recorded a $3.4 million correcting adjustment to reduce the impairment to $59.6 million. This adjustment was not material to either the first quarter or second quarter results. The fair value of the real estate investment was determined based on both observable and unobservable inputs, including the expected sales price as supported by discounted cash flow model. Due to uncertainties in the estimation process, actual results could differ from the estimates used in our analysis.

As of June 30, 2018, the major classes of assets and liabilities reported as held for sale on the accompanying consolidated balance sheets are shown below (in thousands):

Current assets	$1,234
Property and equipment	14,651
Goodwill and indefinite-lived intangible assets	104,897
Definite-lived intangible assets	28,788
Other non-current assets	34
Assets held for sale	$149,604

Current liabilities	$3,668
Non-current liabilities	7,642
Liabilities held for sale	$11,310

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Incremental Term B Facility related to Tribune acquisition

In connection with the pending acquisition of Tribune, discussed in Note 2. Acquisitions and Dispositions of Assets, in May 2017, we entered into financing commitment letters with certain financial institutions (the “Committed Lenders”).  In December 2017, the Term Loan B commitments provided in the commitment letters were syndicated, providing $3.7 billion of Term B loans to be issued and drawn at closing of the acquisition, which mature in 2024 and are priced at LIBOR plus 2.50%, under our Bank Credit Agreement, which will be amended at closing. The financing and amendment of our Bank Credit Agreement is contingent upon the closing of the Tribune acquisition.  We began to expense a ticking fee on undrawn amounts under the new term B loans beginning on January 12, 2018 of 1.25% for the first 30 days, 2.50% for the next 60 days, and LIBOR plus 2.50% thereafter. Ticking fees expensed were $39.3 million and $56.3 million for the three and six months ended June 30, 2018, respectively, and are included in interest expense on our consolidated statements of operations. The existing commitments expire on August 8, 2018. We are working with the Committed Lenders to extend the financing commitments.  See Litigation and other legal matters under Note 4. Commitments and Contingencies for further discussion of the Tribune acquisition.

Notes payable and capital leases to affiliates

The current portion of notes payable, capital leases, and commercial bank financing on our consolidated balance sheets includes notes payable and capital leases to affiliates of $2.0 million and $1.7 million, net of deferred financing cost, as of June 30, 2018 and December 31, 2017. Notes payable, capital leases, and commercial bank financing, less current portion, on our consolidated balance sheets includes long-term notes payable and capital leases to affiliates of $11.3 million and $12.5 million, net of deferred financing cost, as of June 30, 2018 and December 31, 2017, respectively.

Bank Credit Agreement

Approximately $111.4 million of Term Loan A-1 debt under the Bank Credit Agreement matured on April 9, 2018 and was paid with cash on hand.

Debt of variable interest entities

The proceeds of the outstanding debt of our consolidated VIEs were used to purchase the license assets of certain stations. See Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies for more information.  We have jointly and severally, unconditionally and irrevocably guaranteed the debt of the VIEs, as a primary obligor, including the payment of all unpaid principal of and interest on the loans. We guaranteed $67.5 million and $62.3 million of debt, net of deferred financing costs, related to VIEs as of June 30, 2018 and December 31, 2017, respectively, of which $26.4 million and $29.3 million, net of deferred financing costs, is included on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

4.              COMMITMENTS AND CONTINGENCIES:

Litigation and other legal matters

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

As of August 7, 2018, the Company is aware of three putative class action lawsuits filed in United States District Court against the Company, Tribune Media Company, Tribune Broadcasting Company, LLC and other defendants, including some that are unnamed. The lawsuits allege that the defendants conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States, in violation of the Sherman Antitrust Act. The lawsuits seek damages, attorney’s fees, costs and interest, as well as enjoinment from adopting practices or plans which would restrain competition in a similar manner as alleged in the lawsuits. The Company believes the lawsuits may have been related to media reports of a Civil Investigative Demand (CID) the Company received from the Department of Justice earlier this year, which regarded an investigation to determine whether there had been a violation of the Sherman Act by sharing of pace data within the industry. The CID indicated that it was issued in connection with the Company’s acquisition of Tribune.  The Company believes these class action lawsuits are without merit and intends to vigorously defend against the allegations.

On July 19, 2018, the FCC released a Hearing Designation Order (HDO) to commence a hearing before an Administrative Law Judge (ALJ) with respect to the Company’s acquisition of Tribune, discussed under Pending Acquisitions within Note 2. Acquisitions and Dispositions of Assets.  The HDO directs the FCC's Media Bureau to hold in abeyance all other pending applications and amendments thereto related to the proposed merger until the issues that are the subject of the HDO have been resolved with finality.  The HDO asks the ALJ to determine (i) whether Sinclair was the real party in interest to the sale of WGN-TV, KDAF(TV), and KIAH(TV), (ii) if so, whether the Company engaged in misrepresentation and/or lack of candor in its applications with the FCC and (iii) whether consummation of the overall transaction would be in the public interest and compliance with the FCC’s ownership rules.  The Company maintains that the overall transaction and the proposed divestitures comply with the FCC’s rules, and strongly rejects any allegation of misrepresentation or lack of candor; however, we cannot predict the timing for completion or the outcome of the ALJ hearing.  While review of the issues raised by the HDO remains pending, the Company's ability to acquire additional TV stations may be impacted. In addition, in light of the release of the HDO, there can be no assurance that the transaction with Tribune will be consummated. The failure to complete the transaction may adversely affect Sinclair’s business and operations.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014, were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. On November 20, 2017, the FCC released an Ownership Order on Reconsideration that, among other things, eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. A Petition for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, was filed in the U.S. Court of Appeals for the Third Circuit. On February 7, 2018, the court denied, among other things, Petitioners' request to stay the effective date of the Ownership Order on Reconsideration and instead issued a stay of the appeal for a period of 6 months. A Petition for Review of the Ownership Order on Reconsideration was subsequently filed in the U.S. District Court of Appeals for the District of Columbia Circuit, and was transferred to the Third Circuit and is subject to the stay. We cannot predict the outcome of this proceeding. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties.

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

On September 6, 2016, the FCC released the UHF Discount Order, eliminating the UHF Discount. The UHF discount allowed television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. On April 20, 2017, the FCC acted on a Petition for Reconsideration of the UHF Discount Order and adopted the UHF Discount Order on Reconsideration which reinstated the UHF discount, which became effective June 15, 2017 and is currently in effect. A Petition for Review of the UHF Discount Order on Reconsideration was filed in the U.S. Court of Appeals for the D.C. Circuit on May 12, 2017. The court denied the Petition for Review on July 25, 2018. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the national audience reach cap, including the UHF discount. We cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all our present stations we reach approximately 25% of U.S. households.With the pending Tribune transaction, absent divestitures, we would exceed the 39% cap, even with the application of the UHF discount. We have filed FCC applications to divest stations in certain markets, which would bring our national audience reach under the 39% cap (including the UHF discount) upon closing. Changes to the national ownership cap could limit our ability to make television station acquisitions.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (Numerator)
Net income	$29,309	$46,035	$73,304	$116,738
Net income attributable to noncontrolling interests	(1,268)	(1,390)	(2,139)	(14,891)
Numerator for basic and diluted earnings per common share available to common shareholders	$28,041	$44,645	$71,165	$101,847

Shares (Denominator)
Weighted-average common shares outstanding	102,224	102,649	102,062	97,668
Dilutive effect of stock-settled appreciation rights and outstanding stock options	762	1,016	890	1,039
Weighted-average common and common equivalent shares outstanding	102,986	103,665	102,952	98,707

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,600	—	1,050	—

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

We had approximately $160.1 million and $172.7 million of intercompany loans between the broadcast segment, other, and corporate as of June 30, 2018 and 2017, respectively.  We had $3.8 million and $4.2 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended June 30, 2018 and 2017, respectively. We had $7.6 million and $9.9 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the six months ended June 30, 2018 and 2017.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended June 30, 2018	Broadcast	Other	Corporate	Consolidated
Revenue	$642,279	$87,864	$—	$730,143
Depreciation of property and equipment	21,178	1,920	19	23,117
Amortization of definite-lived intangible assets and other assets	37,786	5,331	—	43,117
Amortization of program contract costs and net realizable value adjustments	24,710	—	—	24,710
Corporate general and administrative expenses	26,590	221	2,874	29,685
Gain on asset dispositions, net of impairment	(1,301)	(3,440)	—	(4,741)
Operating income (loss)	140,607	(6,132)	(2,893)	131,582
Interest expense	1,438	198	90,635	92,271
Loss from equity investments	—	(17,483)	—	(17,483)
Assets	4,787,400	734,075	1,060,068	6,581,543

For the three months ended June 30, 2017	Broadcast	Other	Corporate	Consolidated
Revenue (a)	$590,967	$61,267	$—	$652,234
Depreciation of property and equipment	21,559	1,819	225	23,603
Amortization of definite-lived intangible assets and other assets	38,298	5,079	—	43,377
Amortization of program contract costs and net realizable value adjustments	28,896	—	—	28,896
Corporate general and administrative expenses	22,349	273	2,429	25,051
Gain on asset dispositions, net of impairment	(22)	(128)	—	(150)
Operating income (loss)	131,284	(9,781)	(2,654)	118,849
Interest expense	1,329	216	49,414	50,959
Income from equity investments	—	1,462	—	1,462

For the six months ended June 30, 2018	Broadcast		Other		Corporate	Consolidated
Revenue	$1,238,172		$157,324		$—	$1,395,496
Depreciation of property and equipment	46,577		3,827		38	50,442
Amortization of definite-lived intangible assets and other assets	76,256		10,466		—	86,722
Amortization of program contract costs and net realizable value adjustments	51,660		—		—	51,660
Corporate general and administrative overhead expenses	48,334		476		5,471	54,281
(Gain) loss on asset dispositions, net of impairment	(85,400)	(d)	59,550	(c)	—	(25,850)
Operating income (loss)	316,774	(d)	(72,368)	(c)	(5,509)	238,897
Interest expense	2,809		400		158,804	162,013
Income (loss) from equity investments	—		(29,983)		23	(29,960)

For the six months ended June 30, 2017	Broadcast	Other		Corporate	Consolidated
Revenue (a)	$1,160,836	$118,334		$—	$1,279,170
Depreciation of property and equipment	43,505	3,588		491	47,584
Amortization of definite-lived intangible assets and other assets	76,624	12,307		—	88,931
Amortization of program contract costs and net realizable value adjustments	59,915	—		—	59,915
Corporate general and administrative overhead expenses	41,340	561		3,726	45,627
(Gain) on asset dispositions, net of impairment	(380)	(53,117)	(b)	—	(53,497)
Operating income (loss)	245,827	34,868	(b)	(4,217)	276,478
Interest expense	2,695	1,429		104,153	108,277
Income from equity investments	—	141		—	141

(a)	Revenue has been adjusted for the adoption of ASC 606. See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(b)	Includes a gain on the sale of Alarm of $53.0 million, of which $12.3 million was attributable to noncontrolling interests. See Note 2. Acquisitions and Dispositions of Assets.

(c)	Includes a $59.6 million impairment to the carrying value of a consolidated real estate venture. See Note 2. Acquisitions and Dispositions of Assets.

(d)	Includes a gain of $83.3 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc. (an owner of broadcast towers), Keyser Investment Group, Gerstell Development Limited Partnership, and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $1.3 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.7 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all aircraft leases, we incurred expenses of $0.4 million for both the three months ended June 30, 2018 and 2017, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, for further discussion of the scope of services provided under these types of arrangements. As of June 30, 2018, we have jointly and severally, unconditionally and irrevocably guaranteed $52.5 million of Cunningham's debt, of which $10.5 million, net of $0.8 million deferred financing costs, relates to the Cunningham VIEs that we consolidate, as discussed further below.

The voting stock of the Cunningham Stations was owned by the estate of Carolyn C. Smith, the mother of our controlling shareholders, until January 2018, when the voting stock was purchased by an unrelated party after receiving FCC approval. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders.  We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations, as discussed further below.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and we have two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5.0 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of June 30, 2018 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and own a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2.1 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire in December 2020, November 2021, November 2021, May 2023, August 2023, December 2023, and August 2025, respectively, and each has renewal provisions for successive eight year periods. We earned $15.5 million and $1.4 million from the services we performed for these stations for the three months ended June 30, 2018 and 2017, respectively, and $28.9 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. Cunningham assumed the joint sales agreement under which we will provide services to WEMT-TV, WYDO-TV, and KBVU-TV/KCVU-TV in September 2017 with the acquisition of the membership interest of Esteem Broadcasting LLC in connection with our acquisition of Bonten Media Group, as discussed in Note 2. Acquisitions and Dispositions of Assets.

As we consolidate the licensees as VIEs, certain amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statements of operations. Our consolidated revenues include $38.8 million and $26.9 million for the three months ended June 30, 2018 and 2017, respectively, and $76.3 million and $53.0 million for the six months ended June 30, 2018 and 2017, respectively, related to the Cunningham Stations.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in April 2019. Under the agreement, Cunningham paid us an initial fee of $0.7 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In August 2016, we entered into an agreement, expiring in October 2021, with Cunningham to provide a news share service with the Johnstown, PA station beginning in October 2016 for an annual fee of $1.0 million.

In 2017, Cunningham repaid, in its entirety, a January 2016 promissory note to borrow $19.5 million from us. Interest income from the note receivable was $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive.  We received payments for advertising totaling less than $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Additionally, Atlantic Automotive leased office space owned by one of our non-media investments accounted for under the equity method. This investment was sold in May 2017. Atlantic Automotive paid $0.1 million and $0.4 million in rent for the three and six months ended June 30, 2017.

Leased property by real estate ventures

Certain of our real estate ventures have entered into property leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our notes and debentures for the periods presented (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
6.125% Senior Unsecured Notes due 2022	$500,000	$508,750	$500,000	$515,535
5.875% Senior Unsecured Notes due 2026	350,000	343,438	350,000	363,475
5.625% Senior Unsecured Notes due 2024	550,000	545,188	550,000	568,205
5.375% Senior Unsecured Notes due 2021	600,000	603,000	600,000	610,440
5.125% Senior Unsecured Notes due 2027	400,000	368,000	400,000	396,088
Term Loan A-1 (b)	—	—	117,370	117,370
Term Loan A-2	104,610	104,610	113,327	113,327
Term Loan B	1,349,450	1,339,329	1,356,300	1,357,995
Debt of variable interest entities	27,447	27,447	29,614	29,614
Debt of other operating divisions	22,197	22,197	25,238	25,238

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $36.6 million and $39.0 million as of June 30, 2018 and December 31, 2017, respectively.

(b)	Term Loan A-1 debt matured during the quarter ended June 30, 2018. For additional information, see Note 3. Notes Payable and Commercial Bank Financing.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. Our Class A Common Stock and Class B Common Stock as of June 30, 2018, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. As of June 30, 2018, our consolidated total debt, net of deferred financing costs and debt discounts, of $3,908.2 million included $3,889.8 million related to STG and its subsidiaries of which SBG guaranteed $3,845.1 million.

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows of SBG, STG, KDSM, LLC, and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidating financial statements for the three and six months ended June 30, 2018, have been revised for the adoption of ASC 606 as discussion under Recent Accounting Pronouncements and Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$956,412	$10,475	$47,831	$—	$1,014,718
Accounts receivable	—	—	507,328	58,842	—	566,170
Other current assets	4,105	10,162	81,843	28,362	(26,601)	97,871
Total current assets	4,105	966,574	599,646	135,035	(26,601)	1,678,759

Property and equipment, net	791	32,196	574,942	70,419	(11,712)	666,636

Investment in consolidated subsidiaries	1,589,959	3,756,415	4,179	—	(5,350,553)	—
Goodwill	—	—	2,018,206	3,867	—	2,022,073
Indefinite-lived intangible assets	—	—	142,381	14,273	—	156,654
Definite-lived intangible assets	—	—	1,666,827	74,405	(54,969)	1,686,263
Other long-term assets	30,066	836,596	257,882	180,629	(934,015)	371,158
Total assets	$1,624,921	$5,591,781	$5,264,063	$478,628	$(6,377,850)	$6,581,543

Accounts payable and accrued liabilities	$88	$137,104	$260,779	$85,009	$(27,517)	$455,463
Current portion of long-term debt	—	31,135	4,254	9,291	(489)	44,191
Other current liabilities	—	—	61,437	6,927	(1)	68,363
Total current liabilities	88	168,239	326,470	101,227	(28,007)	568,017

Long-term debt	—	3,787,552	35,446	381,986	(340,936)	3,864,048
Other liabilities	3,666	41,369	1,144,822	171,178	(796,975)	564,060
Total liabilities	3,754	3,997,160	1,506,738	654,391	(1,165,918)	4,996,125

Total Sinclair Broadcast Group equity (deficit)	1,621,167	1,594,621	3,757,325	(135,558)	(5,216,388)	1,621,167
Noncontrolling interests in consolidated subsidiaries	—	—	—	(40,205)	4,456	(35,749)
Total liabilities and equity (deficit)	$1,624,921	$5,591,781	$5,264,063	$478,628	$(6,377,850)	$6,581,543

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$645,830	$12,273	$23,223	$—	$681,326
Restricted Cash	—	—	311,110	2,000	—	313,110
Accounts receivable	—	—	530,273	36,191	—	566,464
Other current assets	3,034	5,758	145,637	9,687	(10,269)	153,847
Total current assets	3,034	651,588	999,293	71,101	(10,269)	1,714,747

Property and equipment, net	829	31,111	586,950	132,010	(12,602)	738,298

Investment in consolidated subsidiaries	1,537,337	4,116,241	4,179	—	(5,657,757)	—
Goodwill	—	—	2,120,166	3,867	—	2,124,033
Indefinite-lived intangible assets	—	—	145,073	14,298	—	159,371
Definite-lived intangible assets	—	—	1,781,045	77,944	(57,319)	1,801,670
Other long-term assets	31,757	770,312	104,363	208,367	(868,448)	246,351
Total assets	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

Accounts payable and accrued liabilities	$1,100	$84,326	$261,266	$36,029	$(12,318)	$370,403
Current portion of long-term debt	—	148,505	3,445	9,645	(546)	161,049
Other current liabilities	—	—	180,616	14,281	—	194,897
Total current liabilities	1,100	232,831	445,327	59,955	(12,864)	726,349

Long-term debt	—	3,799,987	39,730	381,127	(333,243)	3,887,601
Other liabilities	3,119	38,282	1,141,266	187,569	(734,082)	636,154
Total liabilities	4,219	4,071,100	1,626,323	628,651	(1,080,189)	5,250,104

Total Sinclair Broadcast Group equity (deficit)	1,568,738	1,498,152	4,114,746	(82,051)	(5,530,847)	1,568,738
Noncontrolling interests in consolidated subsidiaries	—	—	—	(39,013)	4,641	(34,372)
Total liabilities and equity (deficit)	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$680,130	$71,730	$(21,717)	$730,143

Media program and production expenses	—	—	285,940	33,175	(18,257)	300,858
Selling, general and administrative	2,874	26,585	147,180	4,352	(512)	180,479
Depreciation, amortization and other operating expenses	19	1,134	84,573	33,223	(1,725)	117,224
Total operating expenses	2,893	27,719	517,693	70,750	(20,494)	598,561

Operating (loss) income	(2,893)	(27,719)	162,437	980	(1,223)	131,582

Equity in earnings of consolidated subsidiaries	29,345	128,164	(185)	—	(157,324)	—
Interest expense	(1)	(90,635)	(989)	(4,643)	3,997	(92,271)
Other income (expense)	642	3,256	(14,345)	(2,852)	—	(13,299)
Loss from extinguishment of debt	—	—	—	—	—	—
Total other income (expense)	29,986	40,785	(15,519)	(7,495)	(153,327)	(105,570)

Income tax benefit (provision)	948	22,056	(17,607)	(2,100)	—	3,297
Net income (loss)	28,041	35,122	129,311	(8,615)	(154,550)	29,309
Net income attributable to the noncontrolling interests	—	—	—	(1,268)	—	(1,268)
Net income (loss) attributable to Sinclair Broadcast Group	$28,041	$35,122	$129,311	$(9,883)	$(154,550)	$28,041
Comprehensive income (loss)	$28,041	$35,122	$129,311	$(8,615)	$(154,550)	$29,309

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$623,087	$50,158	$(21,011)	$652,234

Media program and production expenses	—	—	257,977	30,476	(18,967)	269,486
Selling, general and administrative	2,292	22,412	124,450	2,919	24	152,097
Depreciation, amortization and other operating expenses	225	1,651	87,564	23,136	(774)	111,802
Total operating expenses	2,517	24,063	469,991	56,531	(19,717)	533,385

Operating (loss) income	(2,517)	(24,063)	153,096	(6,373)	(1,294)	118,849

Equity in earnings of consolidated subsidiaries	45,927	96,600	93	—	(142,620)	—
Interest expense	(34)	(49,379)	(1,425)	(4,149)	4,028	(50,959)
Other income (expense)	723	1,128	(1,895)	3,069	—	3,025
Total other income (expense)	46,616	48,349	(3,227)	(1,080)	(138,592)	(47,934)

Income tax benefit (provision)	546	24,636	(51,842)	1,780	—	(24,880)
Net income (loss)	44,645	48,922	98,027	(5,673)	(139,886)	46,035
Net income attributable to the noncontrolling interests	—	—	—	(1,386)	(4)	(1,390)
Net income (loss) attributable to Sinclair Broadcast Group	$44,645	$48,922	$98,027	$(7,059)	$(139,890)	$44,645
Comprehensive income (loss)	$44,645	$48,922	$98,027	$(5,673)	$(139,886)	$46,035

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,305,814	$129,741	$(40,059)	$1,395,496

Media program and production expenses	—	—	559,355	65,195	(35,143)	589,407
Selling, general and administrative	5,471	48,339	290,481	8,636	(953)	351,974
Depreciation, amortization and other operating expenses	38	2,384	90,989	124,231	(2,424)	215,218
Total operating expenses	5,509	50,723	940,825	198,062	(38,520)	1,156,599

Operating (loss) income	(5,509)	(50,723)	364,989	(68,321)	(1,539)	238,897

Equity in earnings of consolidated subsidiaries	74,383	299,934	245	—	(374,562)	—
Interest expense	(1)	(158,803)	(1,961)	(9,193)	7,945	(162,013)
Loss from the extinguishment of debt	—	—	—	—	—	—
Other income (expense)	1,323	5,551	(27,706)	(1,673)	—	(22,505)
Total other income (expense)	75,705	146,682	(29,422)	(10,866)	(366,617)	(184,518)

Income tax benefit (provision)	969	37,454	(33,283)	13,785	—	18,925
Net income (loss)	71,165	133,413	302,284	(65,402)	(368,156)	73,304
Net income attributable to the noncontrolling interests	—	—	—	(2,324)	185	(2,139)
Net income (loss) attributable to Sinclair Broadcast Group	$71,165	$133,413	$302,284	$(67,726)	$(367,971)	$71,165
Comprehensive income (loss)	$71,165	$133,413	$302,284	$(65,402)	$(368,156)	$73,304

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,218,326	$101,014	$(40,170)	$1,279,170

Media program and production expenses	—	—	506,426	58,920	(37,459)	527,887
Selling, general and administrative	3,588	41,370	246,884	5,552	—	297,394
Depreciation, amortization and other operating expenses	491	3,376	178,078	(3,315)	(1,219)	177,411
Total operating expenses	4,079	44,746	931,388	61,157	(38,678)	1,002,692

Operating (loss) income	(4,079)	(44,746)	286,938	39,857	(1,492)	276,478

Equity in earnings of consolidated subsidiaries	104,116	184,405	143	—	(288,664)	—
Interest expense	(71)	(104,083)	(2,545)	(11,772)	10,194	(108,277)
Loss from extinguishment of debt	—	(1,404)	—	—	—	(1,404)
Other income (expense)	824	1,928	(1,399)	2,047	—	3,400
Total other income (expense)	104,869	80,846	(3,801)	(9,725)	(278,470)	(106,281)

Income tax benefit (provision)	1,057	49,741	(96,071)	(8,186)	—	(53,459)
Net income (loss)	101,847	85,841	187,066	21,946	(279,962)	116,738
Net income attributable to the noncontrolling interests	—	—	—	(14,879)	(12)	(14,891)
Net income (loss) attributable to Sinclair Broadcast Group	$101,847	$85,841	$187,066	$7,067	$(279,974)	$101,847
Comprehensive income (loss)	$101,847	$85,841	$187,066	$21,946	$(279,962)	$116,738

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(1,196)	$(154,476)	$414,379	$(9,691)	$7,682	$256,698
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4,250)	(46,803)	(2,463)	1,248	(52,268)
Proceeds from the sale of assets	—	—	1,005	—	—	1,005
Investments in equity investees	(1,735)	(1,221)	(13,586)	(1,454)	—	(17,996)
Distributions from equity investees	4,168	—	—	11,007	—	15,175
Loans to affiliates	—	—	—	—	—	—
Other, net	—	(3,331)	—	—	—	(3,331)
Net cash flows from (used in) investing activities	2,433	(8,802)	(59,384)	7,090	1,248	(57,415)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	2,016	—	2,016
Repayments of notes payable, commercial bank financing and capital leases	—	(132,937)	(1,715)	(7,612)	187	(142,077)
Dividends paid on Class A and Class B Common Stock	(36,795)	—	—	—	—	(36,795)
Distributions to noncontrolling interests	—	—	—	(3,516)	—	(3,516)
Increase (decrease) in intercompany payables	33,309	606,796	(666,187)	35,199	(9,117)	—
Other, net	2,249	—	—	(876)	—	1,373
Net cash flows from (used in) financing activities	(1,237)	473,859	(667,902)	25,211	(8,930)	(178,999)

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	310,581	(312,907)	22,610	—	20,284
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	645,830	323,383	26,727	—	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$956,411	$10,476	$49,337	$—	$1,016,224

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$2,030	$(91,863)	$232,478	$(4,671)	$3,308	$141,282
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(117)	(3,913)	(27,596)	(1,881)	—	(33,507)
Acquisition of businesses, net of cash acquired	—	(8,308)	(20,021)	—	—	(28,329)
Purchase of alarm monitoring contracts	—	—	—	—	—	—
Investments in equity investees	(945)	(481)	(15,046)	(4,218)	—	(20,690)
Proceeds from the sale of assets	—	—	—	194,641	—	194,641
Distributions from equity investees	2,266	—	—	2,029	—	4,295
Other, net	—	(8,189)	830	(5,682)	—	(13,041)
Net cash flows from (used in) investing activities	1,204	(20,891)	(61,833)	184,889	—	103,369

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	159,669	—	3,420	—	163,089
Repayments of notes payable, commercial bank financing and capital leases	—	(186,319)	(731)	(114,118)	—	(301,168)
Proceeds from the sale of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(34,744)	—	—	—	—	(34,744)
Distributions to noncontrolling interests	—	—	—	(18,048)	—	(18,048)
Increase (decrease) in intercompany payables	(453,712)	662,973	(165,240)	(40,563)	(3,458)	—
Other, net	(2,661)	(25)	707	(475)	150	(2,304)
Net cash flows from (used in) financing activities	(3,234)	636,298	(165,264)	(169,784)	(3,308)	294,708

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	523,544	5,381	10,434	—	539,359
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	232,297	10,875	17,012	—	260,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$755,841	$16,256	$27,446	$—	$799,543

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

•	our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•	our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

•	our ability to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements;

•	our ability to renew our FCC licenses;

•	our ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

•	adverse results from litigation and governmental investigations;

•	our exposure to any wrongdoing by those outside the Company, but which could affect our business or pending acquisitions;

•	our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our digital initiatives in a competitive environment;

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statement of Operations Data:
Media revenues (a)	$695,862	$637,226	$1,339,513	$1,244,283
Non-media revenues	34,281	15,008	55,983	34,887
Total revenues	730,143	652,234	1,395,496	1,279,170

Media production expenses	300,858	269,486	589,407	527,887
Media selling, general and administrative expenses	150,794	127,046	297,693	251,767
Depreciation and amortization expenses (b)	90,944	95,876	188,824	196,430
Non-media expenses	31,021	16,076	52,244	34,478
Corporate general and administrative expenses	29,685	25,051	54,281	45,627
Gain on asset dispositions, net of impairment	(4,741)	(150)	(25,850)	(53,497)
Operating income	131,582	118,849	238,897	276,478

Interest expense and amortization of debt discount and deferred financing costs	(92,271)	(50,959)	(162,013)	(108,277)
Loss from extinguishment of debt	—	—	—	(1,404)
Income (loss) from equity investments	(17,483)	1,462	(29,960)	141
Other income, net	4,184	1,563	7,455	3,259
Income before income taxes	26,012	70,915	54,379	170,197
Income tax benefit (provision)	3,297	(24,880)	18,925	(53,459)
Net income	29,309	46,035	73,304	116,738
Net income attributable to the noncontrolling interests	(1,268)	(1,390)	(2,139)	(14,891)
Net income attributable to Sinclair Broadcast Group	$28,041	$44,645	$71,165	$101,847

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.27	$0.43	$0.70	$1.04
Diluted earnings per share	$0.27	$0.43	$0.69	$1.03

	As of June 30, 2018	As of December 31, 2017
Balance Sheet Data:
Cash and cash equivalents	$1,014,718	$681,326
Total assets	$6,581,543	$6,784,470
Total debt (c)	$3,908,239	$4,048,650
Total equity	$1,585,418	$1,534,366

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

Summary of Significant Events — financial events during the three and six months ended June 30, 2018 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2018 and 2017, including comparisons between quarters and expectations for the three months ended September 30, 2018.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities, and an update of our debt refinancings during the three and six months ended June 30, 2018.

Summary of Significant Events and Financial Highlights

Transactions

•
In April and May 2018, the Company and Tribune announced definitive agreements to sell 23 television stations to Standard Media Group LLC, the Fox Broadcasting Company, Howard Stirk, Cunningham Broadcasting Corporation, and WGN-TV LLC concurrent with Sinclair’s acquisition of the stock of Tribune. The sales are part of Sinclair’s larger acquisition of Tribune, in order to obtain necessary governmental approval of the Tribune transaction and for other business purposes, and are expected to close immediately prior to or immediately after the Tribune transaction.

•
In July 2018, in response to statements issued by FCC Chairman Ajit Pai, the Company announced that it was amending certain previously announced divestitures pursuant to the Tribune plan of merger. The Company withdrew the pending divestitures of KDAF(TV) in Dallas and KIAH(TV) in Houston to Cunningham Broadcasting Corporation, and intended to request permission from the FCC to put these stations into a divestiture trust to be sold to an unrelated third party. Tribune withdrew the pending divestiture of WGN in Chicago to WGN-TV LLC. As a result of the withdrawal of the application relating to WGN, the Company would acquire the station as part of the Tribune acquisition. For additional discussion, see Litigation and other legal matters under Note 4. Commitments and Contingencies within the Consolidated Financial Statements.

•
On July 19, 2018, the FCC released an HDO to commence a hearing before an ALJ with respect to the Company's acquisition of Tribune. The Company is working with Tribune to analyze approaches to the regulatory process that are in the best interest of our companies, employees and shareholders.

Television and Digital Content

•
Sinclair’s newsrooms, dedicated to impactful journalism with a local focus, have won 258 awards thus far in 2018, including 45 Regional RTDNA Edward R. Murrow Awards by 21 newsrooms and 50 Emmy's at 11 stations. The Company's national digital news platform, Circa, and station KOMO each achieved a National Edward R. Murrow Award in June. Sinclair was also honored with six National Press Photographers Association awards for photojournalism, including the Medium Market Station of the Year award for WLOS in Asheville.

•	In June 2018, the FAA granted Sinclair permission to fly our newsgathering unmanned aircraft systems (UAS) beyond daylight operations, a restriction which most UAS operators are subject.

Broadcast Distribution

•	In April 2018, the Company entered into a multi-year retransmission renewal with Cox for the carriage of Sinclair stations, Tennis Channel, and Sinclair’s national networks on its platforms.

•
In May 2018, Sinclair and the licensees of stations to which Sinclair provides services and Fox Broadcasting Company agreed to multi-year renewals of 34 Fox affiliates, including all eight of Tribune’s Fox affiliates which are not being sold to Fox. The agreement expires on December 31, 2020. In the event that the Tribune acquisition does not close, the agreement may be terminated no earlier than December 31, 2018.

ATSC 3.0

•
In April 2018, India based OTT/Cloud solutions company Gaian Solutions, Sinclair, and Sinclair's subsidiary ONE Media 3.0, LLC signed a memorandum of understanding to work together to create a framework and related applications for proof of concept services that would be part of a Next Generation Broadcast Platform to support Sinclair's ATSC 3.0.

Financing and Shareholder Returns

•	In May and August 2018, we declared quarterly cash dividends of $0.18 per share.

Other Legal and Regulatory

•
As of August 7, 2018, the Company is aware of three putative class action lawsuits filed in United States District Court against the Company, Tribune Media Company, Tribune Broadcasting Company, LLC and other defendants, including some that are unnamed. The lawsuits allege that the defendants conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States, in violation of the Sherman Antitrust Act. The lawsuits seek damages, attorney’s fees, costs and interest, as well as enjoinment from adopting practices or plans which would restrain competition in a similar manner as alleged in the lawsuits. The Company believes the lawsuits may have been related to media reports of a Civil Investigative Demand (CID) the Company received from the Department of Justice earlier this year, which regarded an investigation to determine whether there had been a violation of the Sherman Act by sharing of pace data within the industry. The CID indicated that it was issued in connection with the Company’s acquisition of Tribune.  The Company believes these class action lawsuits are without merit and intends to vigorously defend against the allegations.

Other Events

•
In April 2018, Sinclair Vice President of Advanced Technology, Mark Aitken, was awarded the 2018 NAB Television Engineering Achievement Award for his leadership in the development of Next Gen TV and Sinclair Chief Revenue Officer, Rob Weisbord, was honored with the Technology Leadership Award, one of the most highly recognized tech awards in the TV industry, presented by the industry publication Broadcasting & Cable and TV Technology to executives who have become outstanding tech leaders.

•
In May 2018, Sinclair awarded its Broadcast Diversity Scholarship to seven applicants, distributing over $30,000 in financial assistance to students demonstrating a promising future in the broadcast industry.

•
In June 2018, at the Company's Annual Shareholders' Meeting, Sinclair's shareholder's re-elected its eight Directors and ratified the appointment of PricewaterhouseCoopers as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2018.

•
In July 2018, Sinclair stations News 3 (KSNV) and the CW Las Vegas (KVCW) were named “2018 St. Jude Dream Home Station of the Year” for their successful campaign to raise $850,000 for St. Jude Children’s Research Hospital and the giveaway of a home.

•
In August 2018, Sinclair's station, KRCR in Redding CA, partnered with the Salvation Army to aid short- and long-term disaster relief efforts for the victims of the CARR fire, with a mission to raise money to provide evacuees with basic necessities. Viewers contributed more than $348,000 to the fundraising effort and Sinclair corporate contributed an additional $25,000, to be used locally for the CARR fire victims.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Media revenues (a) (b)	$695.9	$637.2	$1,339.5	$1,244.3
Non-media revenues	34.2	15.0	56.0	34.9
Total revenues	730.1	652.2	1,395.5	1,279.2
Media production expenses (a)	300.8	269.5	589.4	527.9
Media selling, general and administrative expenses (a)	150.8	127.0	297.7	251.8
Depreciation and amortization expenses	90.9	95.9	188.8	196.4
Non-media expenses	31.0	16.1	52.2	34.5
Corporate general and administrative expenses	29.7	25.1	54.3	45.6
Gain on asset dispositions, net of impairment	(4.7)	(0.2)	(25.8)	(53.5)
Operating income	$131.6	$118.8	$238.9	$276.5
Net income attributable to Sinclair Broadcast Group	$28.0	$44.6	$71.2	$101.8

(a)
Our media related revenues and expenses are primarily derived from our broadcast segment, but also from our other media related business, including our national networks and content such as Tennis Channel, Comet, CHARGE!, and non-broadcast digital properties. The results of our broadcast segment and the other media businesses are discussed further below under Broadcast Segment and Other, respectively.

(b)
See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of the adoption of the new accounting principles for revenue recognition.

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2018	2017		2018	2017
Revenue:
Advertising revenue, net of agency commissions	$338.2	$328.3	3.0%	$637.1	$638.3	(0.2)%
Distribution revenue	291.9	251.7	16.0%	579.1	500.8	15.6%
Other media revenues	12.1	11.0	10.0%	22.0	21.7	1.4%
Media revenues	$642.2	$591.0	8.7%	$1,238.2	$1,160.8	6.7%

Operating Expenses:
Media production expenses	$266.4	$236.6	12.6%	$533.1	$469.5	13.5%
Media selling, general and administrative expenses	$126.1	$112.0	12.6%	$250.9	$224.5	11.8%
Amortization of program contract costs and net realizable value adjustments	$24.7	$28.9	(14.5)%	$51.7	$59.9	(13.7)%
Corporate general and administrative expenses	$26.6	$22.3	19.3%	$48.3	$41.3	16.9%
Depreciation and amortization expenses	$59.0	$59.9	(1.5)%	$122.8	$120.1	2.2%

Revenue

Advertising revenue, net of agency commissions.  Advertising revenue increased $9.9 million for the three months ended June 30, 2018, when compared to the same period in 2017. The increase is primarily related to an increase in political advertising revenue of $21.8 million, as 2018 is a political year, and $12.8 million related to stations not included in the same period in 2017. These increases were partially offset by decreases in certain categories, notably a $10.1 million and $5.1 million decrease in automotive and fast food, respectively.

Advertising revenue decreased $1.2 million for the six months ended June 30, 2018, when compared to the same period in 2017. The decrease is primarily related to decreases in certain categories, notably a $22.3 million and $9.1 million decrease in automotive and fast food, respectively, and the Super Bowl carried on fewer of our stations than in the prior year period. These decreases were partially offset by a $21.2 million increase in political advertising, as 2018 is a political year, and a $23.9 million increase related to stations not included in the same period in 2017.

No advertiser accounted for more than 1.2% and 1.1% of our advertising revenue for the three and six months ended June 30, 2018, respectively.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Local news	35.3%	33.5%	33.9%	31.8%
Syndicated/Other programming	30.0%	31.3%	30.1%	30.7%
Network programming	26.5%	26.9%	25.3%	26.4%
Sports programming	4.8%	4.5%	7.1%	7.2%
Paid programming	3.4%	3.8%	3.6%	3.9%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2018	2017	2018	2017
ABC	41	31.0%	30.0%	30.0%	29.1%
FOX	59	23.1%	23.6%	23.1%	25.2%
CBS	30	19.2%	20.1%	19.2%	20.0%
NBC	24	14.3%	12.2%	14.6%	11.8%
CW	47	6.4%	7.2%	6.9%	7.1%
MNT	40	4.5%	5.4%	4.6%	5.3%
Other (a)	360	1.5%	1.5%	1.6%	1.5%
Total	601

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, CoziTV, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $40.2 million and $78.3 million for the three and six months ended June 30, 2018, respectively, when compared to the same period in 2017. Distribution revenue related to stations not included in the same three and six month period in 2017 was $10.1 million and $20.7 million, respectively. The remaining increase for the three and six month period was primarily related to an increase in rates, partially offset by fewer subscribers.

Expenses

Media production expenses.  The increase for the three months ended June 30, 2018, when compared to the same period in 2017, primarily relates to $9.8 million from acquired stations not included in the same period of 2017 and $28.0 million from increases in fees pursuant to network affiliation agreements. The increase for the six months ended June 30, 2018, when compared to the same period in 2017, primarily relates to $19.1 million from acquired stations not included in the same period of 2017, $58.2 million from increases in fees pursuant to network affiliation agreements and a $4.8 million increase related to employee compensation cost.

Media selling, general and administrative expenses.  The increase for the three months ended June 30, 2018, when compared to the same period in 2017, primarily relates to $4.8 million from acquired stations not included in the same period of 2017, a $2.5 million increase to digital license costs and a $1.2 million increase related to information technology costs. The increase for the six months ended June 30, 2018, when compared to the same period in 2017, primarily relates to $10.0 million from acquired stations not included in the same period of 2017, a $5.5 million increase to digital license costs, a $2.4 million increase to employee compensation cost, and a $1.9 million increase related to information technology costs.

Amortization of program contract costs and net realizable value adjustments.  The decrease for the three months ended June 30, 2018, when compared to the same period in 2017, primarily relates to $3.3 million due to timing of amortization on long-term contracts and reduced renewal costs, partially offset by an increase of cost due to new programs added since the same period in 2017 and by amortization related to stations not included in the same period of 2017. The decrease for the six months ended June 30, 2018, when compared to the same period in 2017, primarily relates to $6.5 million due to timing of amortization on long-term contracts and reduced renewal costs, partially offset by an increase of cost due to new programs added since the same period in 2017 and by amortization related to stations not included in the same period of 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  The decrease for the three months ended June 30, 2018, when compared to the same period in 2017, relates to assets becoming fully depreciated, partially offset by $4.2 million related to depreciation and amortization from acquired stations not included in the same period of 2017. The increase for the six months ended June 30, 2018, when compared to the same period in 2017, primarily relates to $9.2 million of depreciation and amortization from acquired stations not included in the same period of 2017 and an increase from new projects placed in service during the first quarter of 2018, partially offset by assets becoming fully depreciated.

OTHER

The following table sets forth our revenues and expenses for our original networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (Other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2018	2017		2018	2017
Revenue:
Advertising revenue, net of agency commissions	$20.9	$14.4	45.1%	$38.3	$22.8	68.0%
Distribution revenue	27.5	27.0	1.9%	54.8	53.8	1.9%
Other media revenues	5.1	4.9	4.1%	8.2	6.8	20.6%
Media revenues	$53.5	$46.3	15.6%	$101.3	$83.4	21.5%
Non-media revenues	$34.3	$15.0	128.7%	$56.0	$34.9	60.5%

Operating Expenses:
Media expenses	$58.9	$47.4	24.3%	$103.1	$84.9	21.4%
Non-media expenses	$32.2	$13.9	131.7%	$54.7	$33.6	62.8%
Corporate general and administrative expenses	$0.2	$0.2	—%	$0.5	$0.5	—%
Loss (gain) on asset dispositions and impairments	$3.4	$(0.1)	n/m	$59.5	$(53.1)	n/m
(Loss) income from equity investments	$(17.5)	$1.5	n/m	$(30.0)	$0.1	n/m

n/m — not meaningful

Media revenues and expenses. Media revenue included within Other primarily relates to our original networks and content, as well as our non-broadcast digital and internet businesses. The increase for the three months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $6.0 million increase in advertising revenue related our owned networks and expansion of our non-broadcast digital and internet initiatives. The increase for the six months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $15.7 million increase in advertising revenue, mostly related to the expansion of our non-broadcast digital and internet initiatives and from our owned networks.

Media expenses included within Other relate to the media production expenses and media selling, general and administrative expenses related to the operations of our network, content, and non-broadcast digital and internet businesses. The increase for the three months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $7.4 million increase to selling, general and administrative cost related to our non-broadcast digital and internet initiatives, a $1.6 million increase to program and production expenses related to our content business, a $1.3 million increase to employee compensation cost, and a $1.1 million increase related to higher distribution cost for our owned networks. The increase for the six months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $15.9 million increase to selling, general and administrative costs related to our non-broadcast digital and internet initiatives, a $3.7 million increase to program and production expenses related to our content business, a $2.0 million increase to employee compensation cost, a $1.4 million increase related to information technology services, and a $1.2 million increase related to higher distribution cost for our owned networks. The increases were partially offset by a $10.0 million decrease to our college and local sports network.

Non-media revenues and expenses. Non-media revenue included within Other primarily relates to our technical businesses and consolidated investments in real estate and other business ventures. The increase to revenue for the three months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $17.9 million increase in broadcast equipment sales and a $1.6 million increase in sales from real estate projects. The increase for the six months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $29.0 million increase in broadcast equipment sales, partially offset by a $7.8 million decrease due to the sale of a consolidated investment in an alarm monitoring business in March 2017.

Non-media expenses included within Other primarily relates to our technical businesses and consolidated investments in real estate and other business ventures. Additionally, non-media expenses include costs to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). The increase to expenses for the three months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $11.1 million increase in costs due to the increased volume of broadcast equipment sales, a $2.3 million increase in higher sales from a real estate project, a $1.9 million increase in ATSC 3.0 development expenses, and a $1.6 million increase to employee compensation cost. The increase to expenses for the six months ended June 30, 2018, when compared to the same period in 2017, is primarily related to a $17.0 million due to increased volume of broadcast equipment sales, a $3.4 million increase in ATSC 3.0 development costs, a $3.0 million increase to employee compensation cost, and a $1.3 million increase in higher sales from a real estate project. The increases were partially offset by a $6.0 million decrease in expenses related to the sale of a consolidated investment in an alarm monitoring business in early March 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss (gain) on asset dispositions and impairments. During the six months ended June 30, 2018, we recorded a non-cash impairment of $59.6 million relating to a real estate development project which is currently reflected as held for sale in our consolidated financial statements. During the first quarter of 2017, we recognized a gain of $53.0 million related to the sale of Alarm in March 2017, of which $12.3 million was attributable to non-controlling interests recorded within net income attributable to the noncontrolling interest on our consolidated statements of operations.

Income (loss) from equity investments. Losses from equity investments for three and six months ended June 30, 2018 were $17.5 million and $30.0 million, respectively. Income from equity investments for the three and six months ended June 30, 2017 were $1.5 million and $0.1 million, respectively. The decrease primarily related to investments not included in the same periods of 2017.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2018	2017		2018	2017
Corporate general and administrative expenses	$29.7	$25.1	18.3%	$54.3	$45.6	19.1%
Interest expense	$92.3	$51.0	81.0%	$162.0	$108.3	49.6%
Income tax benefit (provision)	$3.3	$(24.9)	n/m	$18.9	$(53.5)	n/m
Loss from extinguishment of debt	$—	$—	n/m	$—	$1.4	n/m

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses.

Corporate general and administrative expenses increased in total by $4.6 million for the three months ended June 30, 2018, when compared to the same period in 2017, primarily related to a $3.3 million increase in group health insurance costs. Corporate general and administrative expenses increased in total by $8.7 million for the six months ended June 30, 2018, when compared to the same period in 2017, primarily related to a $5.9 million increase to group health insurance costs, as well as a $2.9 million increase to legal and consulting fees related to the pending Tribune acquisition, partially offset by a $1.9 million decrease in stock based compensation.

We expect corporate general and administrative expenses to decrease in the third quarter of 2018 compared to the second quarter of 2018.

 Interest expense.  The table above and explanation that follows cover total consolidated interest expense. Interest expense increased by $41.3 million for the three months ended June 30, 2018, when compared to the same period in 2017. The increase is primarily related to $39.3 million in ticking fees on undrawn amounts under the new term B loans secured for the financing of the Tribune acquisition, and the year-over-year increases in LIBOR, partially offset by a decrease of $1.0 million related to Term Loan A-1 having matured during the second quarter, as discussed in Note 3. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements. Interest expense increased by $53.7 million for the six months ended June 30, 2018, when compared to the same period in 2017. The increase is primarily related to $56.3 million in ticking fees on undrawn amounts under the new term B loans secured for the financing of the Tribune acquisition.

Income tax benefit (provision). The income tax benefit for the three months ended June 30, 2018, including the effects of the noncontrolling interest, was $3.3 million as compared to an income tax provision of $24.9 million during the same period in 2017. The change in the provision to a benefit for the three months ended June 30, 2018, as compared to the same period in 2017, is primarily due to lower federal statutory rate in 2018 as a result of the enactment of the TCJA; lower book income in 2018; $5.2 million of federal tax credits related to investments in sustainability initiatives in 2018; and a $4.2 million state tax benefit in 2018 related to a change in apportionment estimates on recognition of previously deferred tax gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements.

The income tax benefit for the six months ended June 30, 2018, including the effects of the noncontrolling interest, was $18.9 million as compared to an income tax provision of $53.3 million during the same period in 2017. The change in the provision to a benefit for the six months ended June 30, 2018, as compared to the same period in 2017, is primarily due to lower book income in 2018; lower federal statutory rate in 2018 as a result of the enactment of the TCJA; a $17.7 million permanent benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements; and $6.3 million of federal tax credits related to investments in sustainability initiatives in 2018.

Loss from extinguishment of debt. In January 2017, we entered into an amendment to our Bank Credit Agreement that includes extended maturity for some Term Loan positions and more favorable rates. As a result, we recognized a loss of $1.4 million from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had net working capital of approximately $1,110.7 million, including $1,014.7 million in cash and cash equivalent balances. Borrowing capacity under our revolving credit facility was $484.7 million as of June 30, 2018. Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

During the six months ended June 30, 2018, $313.1 million of restricted cash as of December 31, 2017, became unrestricted. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

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

For the quarter ended June 30, 2018, we were in compliance with all of the covenants related to our Bank Credit Agreement and senior unsecured notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash flows from operating activities	$155.8	$71.6	$256.7	$141.3

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(30.0)	$(12.7)	$(52.3)	$(33.5)
Acquisition of businesses, net of cash acquired	—	(20.3)	—	(28.3)
Proceeds from the sale of assets	1.0	(0.5)	1.0	194.6
Investments in equity investees	(10.2)	(17.6)	(18.0)	(20.7)
Distributions from equity investees	4.3	1.0	15.2	4.3
Other	(1.5)	(4.6)	(3.3)	(13.0)
Net cash flows from (used in) investing activities	$(36.4)	$(54.7)	$(57.4)	$103.4

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$1.7	$—	$2.0	$163.1
Repayments of notes payable, commercial bank financing and capital leases	(125.1)	(16.8)	(142.1)	(301.2)
Net proceeds from the sale of Class A Common Stock	—	—	—	487.9
Dividends paid on Class A and Class B Common Stock	(18.4)	(18.4)	(36.8)	(34.7)
Other	0.5	(2.5)	(2.1)	(20.4)
Net cash flows from (used in) financing activities	$(141.3)	$(37.7)	$(179.0)	$294.7

Operating Activities

Net cash flows from operating activities increased during the three and six months ended June 30, 2018 compared to the same periods in 2017.  The increase is primarily related to higher cash received from customers.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended June 30, 2018 compared to the same period in 2017.  The decrease is primarily related to a reduction in cash paid for acquisitions of businesses and investments offset by an increase in cash paid for property and equipment. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further information.

Net cash flows from investing activities decreased during the six months ended June 30, 2018 compared to the same period in 2017.  The decrease is primarily related to higher proceeds received from the sale of assets, specifically related to the sale of Alarm, during the first quarter of 2017.

In the third quarter of 2018, we anticipate capital expenditures to increase from the second quarter of 2018. As discussed under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. For the third quarter, we expect total capital expenditures related to the spectrum repack to be $10 million. We expect that the majority of expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows from financing activities decreased for the three months ended June 30, 2018, compared to the same period in 2017. The decrease is primarily due to the repayment of Term Loan A-1 debt under the Bank Credit Agreement during the second quarter of 2018.

Net cash flows from financing activities decreased during the six months ended June 30, 2018, compared to the same period in 2017.  The decrease is primarily related to the receipt of proceeds from the public offering of Class A Common Stock during the first quarter of 2017.

In August 2018, our Board of Directors declared a quarterly dividend of $0.18 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During 2018, we renewed certain network affiliation agreements which increased estimated contractual amounts owed for program content, which may included variable fee components such as subscriber levels, as of June 30, 2018 by $1,336.7 million through 2022. As of June 30, 2018, there were no other material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than discussed below, there were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2017.

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies with the Consolidated Financial Statements for a discussion of new accounting guidance. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a more detailed discussion of the adoption of the new accounting principles for revenue recognition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2018.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Litigation and other legal matters under Note 4. Commitments and Contingencies for discussion related the HDO released by the FCC to commence a hearing before an ALJ with respect to the Company’s acquisition of Tribune.

See Litigation and other legal matters under Note 4. Commitments and Contingencies for discussion related to certain class action lawsuits filed in United States District Court against the Company, Tribune Media Company, Tribune Broadcasting Company, LLC and other defendants, including some that are unnamed.

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

10.1
Asset Purchase Agreeement for the Sale of Television Stations KCPQ, KDVR, KSTU, KSWB-TV, KTXL, WJW, WSFL-TV by and among Sinclair Television Group, Inc., Tribune Media Company and Fox Television Stations, LLC dated May 8, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2018.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)