Form 10-Q
period 2018-09-30
SINCLAIR BROADCAST GROUP INC
filed 2018-11-08
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file).

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

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	11/5/2018
Class A Common Stock	71,792,701
Class B Common Stock	25,670,684

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,022,974	$681,326
Restricted cash, current	—	313,110
Accounts receivable, net of allowance for doubtful accounts of $2,367 and $2,590, respectively	609,742	566,464
Current portion of program contract costs	87,128	71,387
Income taxes receivable	—	28,150
Prepaid expenses and other current assets	70,891	54,310
Total current assets	1,790,735	1,714,747
Assets held for sale	5,590	—
Program contract costs, less current portion	13,080	3,202
Property and equipment, net	674,440	738,298
Restricted cash, less current portion	1,508	1,504
Goodwill	2,125,402	2,124,033
Indefinite-lived intangible assets	158,222	159,371
Definite-lived intangible assets, net	1,670,340	1,801,670
Other assets	188,097	241,645
Total assets (a)	$6,627,414	$6,784,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$428,471	$370,403
Deferred spectrum auction proceeds	—	84,341
Income taxes payable	14,320	2,503
Current portion of notes payable, capital leases and commercial bank financing	43,698	161,049
Current portion of program contracts payable	114,115	108,053
Total current liabilities	600,604	726,349
Liabilities held for sale	4,083	—
Notes payable, capital leases and commercial bank financing, less current portion	3,858,558	3,887,601
Program contracts payable, less current portion	54,691	41,909
Deferred tax liabilities	444,940	515,236
Other long-term liabilities	78,984	79,009
Total liabilities (a)	5,041,860	5,250,104
Commitments and contingencies (See Note 4)

Shareholders' Equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 74,978,424 and 76,071,145 shares issued and outstanding, respectively	750	761
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,293,169	1,320,298
Retained earnings	330,780	248,845
Accumulated other comprehensive loss	(1,423)	(1,423)
Total Sinclair Broadcast Group shareholders’ equity	1,623,533	1,568,738
Noncontrolling interests	(37,979)	(34,372)
Total equity	1,585,554	1,534,366
Total liabilities and equity	$6,627,414	$6,784,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of September 30, 2018 and December 31, 2017 include total assets of variable interest entities (VIEs) of $121.1 million and $130.6 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of September 30, 2018 and December 31, 2017 include total liabilities of VIEs of $22.9 million and $27.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Media revenues (a)	$730,361	$629,597	$2,069,874	$1,873,881
Non-media revenues	35,899	14,935	91,882	49,821
Total revenues	766,260	644,532	2,161,756	1,923,702

OPERATING EXPENSES:
Media production expenses	303,782	268,330	893,189	796,218
Media selling, general and administrative expenses	154,581	133,605	452,274	385,372
Amortization of program contract costs and net realizable value adjustments	24,482	28,047	76,142	87,962
Non-media expenses	32,476	17,496	84,720	51,974
Depreciation of property and equipment	25,035	24,442	75,477	72,026
Corporate general and administrative expenses	34,322	25,831	88,603	71,458
Amortization of definite-lived intangible and other assets	44,600	43,368	131,322	132,299
Gain on asset dispositions, net of impairment	(10,828)	(34)	(36,678)	(53,531)
Total operating expenses	608,450	541,085	1,765,049	1,543,778
Operating income	157,810	103,447	396,707	379,924

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(75,753)	(51,743)	(237,766)	(160,020)
Loss from equity investments	(25,379)	(4,362)	(55,339)	(4,221)
Other income, net	5,674	2,342	13,129	4,197
Total other expense, net	(95,458)	(53,763)	(279,976)	(160,044)
Income before income taxes	62,352	49,684	116,731	219,880
INCOME TAX BENEFIT (PROVISION)	2,648	(17,118)	21,573	(70,577)
NET INCOME	65,000	32,566	138,304	149,303
Net income attributable to the noncontrolling interests	(1,125)	(1,929)	(3,264)	(16,820)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$63,875	$30,637	$135,040	$132,483

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.63	$0.30	$1.32	$1.34
Diluted earnings per share	$0.62	$0.30	$1.31	$1.32
Weighted average common shares outstanding	102,083	102,245	102,069	99,210
Weighted average common and common equivalent shares outstanding	102,789	103,055	102,898	100,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)	See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of the new accounting principles for revenue recognition.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$65,000	$32,566	$138,304	$149,303
Comprehensive income	65,000	32,566	138,304	149,303
Comprehensive income attributable to the noncontrolling interests	(1,125)	(1,929)	(3,264)	(16,820)
Comprehensive income attributable to Sinclair Broadcast Group	$63,875	$30,637	$135,040	$132,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (Unaudited)

	Nine Months Ended September 30, 2017
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936
Issuance of common stock, net of issuance costs	12,000,000	120	—	—	487,763	—	—	—	487,883
Dividends declared and paid on Class A and Class B Common Stock ($0.54 per share)	—	—	—	—	—	(53,049)	—	—	(53,049)
Repurchases of Class A Common Stock	(997,300)	(10)	—	—	(30,277)	—	—	—	(30,287)
Class A Common Stock issued pursuant to employee benefit plans	471,617	4	—	—	16,978	—	—	—	16,982
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(20,469)	(20,469)
Net income	—	—	—	—	—	132,483	—	16,820	149,303
BALANCE, September 30, 2017	76,032,524	$760	25,670,684	$257	$1,318,155	$(176,370)	$(807)	$(33,696)	$1,108,299

	Three Months Ended September 30, 2017
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2017	76,993,826	$770	25,670,684	$257	$1,346,657	$(188,701)	$(807)	$(33,204)	$1,124,972
Dividends declared and paid on Class A and Class B Common Stock ($0.18 per share)	—	—	—	—	—	(18,306)	—	—	(18,306)
Repurchases of Class A Common Stock	(997,300)	(10)	—	—	(30,277)	—	—	—	(30,287)
Class A Common Stock issued pursuant to employee benefit plans	35,998	—	—	—	1,775	—	—	—	1,775
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,421)	(2,421)
Net income	—	—	—	—	—	30,637	—	1,929	32,566
BALANCE, September 30, 2017	76,032,524	$760	25,670,684	$257	$1,318,155	$(176,370)	$(807)	$(33,696)	$1,108,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)

	Nine Months Ended September 30, 2018
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	2,100	—	—	2,100
Dividends declared and paid on Class A and Class B Common Stock ($0.54 per share)	—	—	—	—	—	(55,205)	—	—	(55,205)
Repurchases of Class A Common Stock	(1,636,019)	(16)	—	—	(45,888)	—	—	—	(45,904)
Class A Common Stock issued pursuant to employee benefit plans	543,298	5	—	—	18,759	—	—	—	18,764
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(6,871)	(6,871)
Net income	—	—	—	—	—	135,040	—	3,264	138,304
BALANCE, September 30, 2018	74,978,424	$750	25,670,684	$257	$1,293,169	$330,780	$(1,423)	$(37,979)	$1,585,554

	Three Months Ended September 30, 2018
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2018	76,576,980	$766	25,670,684	$257	$1,336,251	$285,316	$(1,423)	$(35,749)	$1,585,418
Dividends declared and paid on Class A and Class B Common Stock ($0.18 per share)	—	—	—	—	—	(18,411)	—	—	(18,411)
Repurchases of Class A Common Stock	(1,636,019)	(16)	—	—	(45,888)	—	—	—	(45,904)
Class A Common Stock issued pursuant to employee benefit plans	37,463	—	—	—	2,806	—	—	—	2,806
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,355)	(3,355)
Net income	—	—	—	—	—	63,875	—	1,125	65,000
BALANCE, September 30, 2018	74,978,424	$750	25,670,684	$257	$1,293,169	$330,780	$(1,423)	$(37,979)	$1,585,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,304	$149,303
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	75,477	72,026
Amortization of definite-lived intangible and other assets	131,322	132,299
Amortization of program contract costs and net realizable value adjustments	76,142	87,962
Stock-based compensation expense	20,832	12,905
Deferred tax benefit	(69,937)	(13,285)
Gain on asset disposition, net of impairment	(24,230)	(53,531)
Loss from equity investments	55,339	5,136
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(47,923)	2,167
Increase in prepaid expenses and other current assets	(20,321)	(1,257)
Increase (decrease) in accounts payable and accrued liabilities	54,057	(28,237)
Net change in net income taxes payable/receivable	39,967	(21,571)
Decrease in program contracts payable	(82,993)	(84,499)
Other, net	26,869	18,793
Net cash flows from operating activities	372,905	278,211

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(77,618)	(55,463)
Acquisition of businesses, net of cash acquired	—	(269,799)
Proceeds from the sale of assets	1,087	195,182
Investments in equity investees	(25,624)	(22,302)
Distributions from equity investees	23,533	6,642
Spectrum auction proceeds	—	310,802
Other, net	(7,866)	(13,414)
Net cash flows (used in) from investing activities	(86,488)	151,648

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	3,343	166,041
Repayments of notes payable, commercial bank financing and capital leases	(154,244)	(318,309)
Net proceeds from the sale of Class A Common Stock	—	487,883
Dividends paid on Class A and Class B Common Stock	(55,205)	(53,049)
Distributions to noncontrolling interests	(6,871)	(20,469)
Repurchase of outstanding Class A Common Stock	(45,904)	(30,287)
Other, net	1,006	(5,357)
Net cash flows (used in) from financing activities	(257,875)	226,453
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	28,542	656,312
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	995,940	260,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$1,024,482	$916,496

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

Our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations. We own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)), to 191 stations in 89 markets. These stations broadcast 602 channels as of September 30, 2018. For the purpose of this report, these 191 stations and 602 channels are referred to as “our” stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Third-party station licensees.  Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services; and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank of the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  Several of these VIEs are owned by a related party, Cunningham Broadcasting Corporation (Cunningham).  See Note 7. Related Person Transactions for more information about the arrangements with Cunningham. See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 4. Commitments and Contingencies for discussion of recent changes in Federal Communications Commission (FCC) rules related to JSAs.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets for the periods presented, were as follows (in thousands):

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Accounts receivable	$17,514	$19,566
Other current assets	8,804	8,937
Total current assets	26,318	28,503

Program contract costs, less current portion	2,394	822
Property and equipment, net	5,575	6,215
Goodwill and indefinite-lived intangible assets	15,064	15,064
Definite-lived intangible assets, net	69,424	74,442
Other assets	2,374	5,601
Total assets	$121,149	$130,647

LIABILITIES
Current liabilities:
Other current liabilities	$19,720	$23,564

Notes payable, capital leases and commercial bank financing, less current portion	18,673	23,217
Program contracts payable, less current portion	9,279	11,213
Other long-term liabilities	650	650
Total liabilities	$48,322	$58,644

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business.  Excluded from the amounts above are payments made to Cunningham under the LMAs and certain outsourcing agreements, which are treated as a prepayment of the purchase price of the stations, and capital leases between us and Cunningham, which are eliminated in consolidation.  The total payments made under these LMAs and certain JSAs, which are excluded from the liabilities above, were $46.6 million and $44.0 million as of September 30, 2018 and December 31, 2017, respectively.  The total capital lease liabilities, net of capital lease assets, which are excluded from the above, were $4.5 million as of both September 30, 2018 and December 31, 2017.

Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs excluded from above were $117.0 million and $116.5 million as of September 30, 2018 and December 31, 2017, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  As of September 30, 2018, all of the liabilities are non-recourse to us except for debt of certain VIEs. See Guarantees of third party debt under Note 3. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of September 30, 2018 and December 31, 2017 were $74.9 million and $115.7 million, respectively, and are included in other assets on our consolidated balance sheets. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to these investments are recorded in income from equity investments on our consolidated statements of operations.  We recorded losses for the three and nine months ended September 30, 2018 of $10.0 million and $33.5 million, respectively, and a loss of $1.3 million and income of $2.1 million for the three and nine months ended September 30, 2017, respectively.

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

In January 2016, the FASB issued new guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee) at fair value, with changes in fair value recognized in net income. The new standard is effective for the interim and annual periods beginning after December 15, 2017. We adopted this guidance during the first quarter of 2018. The impact of the adoption did not have a material impact on our financial statements. Equity investments without a readily determinable fair value measured utilizing the measurement alternative at cost, less impairment plus observable price changes were $20.7 million and $32.3 million, as of September 30, 2018 and December 31, 2017, respectively. There was a $10.1 million impairment to the carrying amount of one investment accounted for using the measurement alternative during the three and nine months ended September 30, 2018 which is recorded within loss from equity investments within our consolidated statement of operations. We also had other investments recorded at fair value of $18.7 million and $12.2 million as of September 30, 2018 and December 31, 2017, respectively. As a result of the adoption of this guidance, we recorded a cumulative effect adjustment to retained earnings of $2.1 million for these investments, within our consolidated statement of equity.

In February 2016, the FASB issued new guidance related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently, only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and liabilities and recognize the lease expense for such leases, generally on a straight-line basis over the lease term. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. We are still evaluating if this standard will have a material impact on our consolidated balance sheets, but we do not expect a material impact on our consolidated statements of operations. We plan to adopt using the optional transition method as well as the package of practical expedients on January 1, 2019.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments. The new standard includes eight specific cash flow issues with the objective of reducing the existing diversity in practice as to how cash receipts and cash payments are represented in the statement of cash flows. In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the statement of cash flows. This new guidance requires that the statement of cash flows explain changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance retrospectively during the first quarter of 2018. For the nine months ended September 30, 2017, the adoption of this guidance resulted in an increase in cash flows from investing and financing activities of $312.8 million and $1.5 million, respectively.

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

In August 2018, the FASB issued guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with the capitalized implementation costs of a hosting arrangement that is a service contract expensed over the term of the hosting arrangement. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Revenue Recognition

On January 1, 2018, we adopted ASC 606 using the retrospective adoption method. The following table presents the effects of adoption on our consolidated financial statements for the comparative periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	As Reported	Adoption of ASC 606	As Adjusted	As Reported	Adoption of ASC 606	As Adjusted
Revenues realized from station barter arrangements (a)	$31,787	$(26,359)	$5,428	$91,817	$(76,413)	$15,404
Expenses realized from barter arrangements (b)	$26,696	$(26,359)	$337	$77,491	$(76,413)	$1,078
Operating income	$103,447	$—	$103,447	$379,924	$—	$379,924
Net income	$30,637	$—	$30,637	$132,483	$—	$132,483
Basic EPS	$0.30	$—	$0.30	$1.34	$—	$1.34
Diluted EPS	$0.30	$—	$0.30	$1.32	$—	$1.32

(a)	The remaining balance in the "as adjusted" column relates to trade revenue, which was unaffected by the adoption and has been reclassified to media revenue.

(b)	The remaining balance in the "as adjusted" column relates to trade expense, which was unaffected by the adoption and has been reclassified to media production expense.

The following table presents our revenue disaggregated by type and segment (in thousands):

	Three Months Ended
	September 30, 2018			September 30, 2017
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue	$365,617	$19,629	$385,246	$314,930	$16,056	$330,986
Distribution revenue	302,780	27,913	330,693	258,841	26,517	285,358
Other media and non-media revenues	10,274	40,047	50,321	11,170	17,018	28,188
Total revenues	$678,671	$87,589	$766,260	$584,941	$59,591	$644,532

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue	$1,002,734	$57,963	$1,060,697	$953,254	$38,830	$992,084
Distribution revenue	881,836	82,675	964,511	759,632	80,355	839,987
Other media and non-media revenues	32,274	104,274	136,548	32,891	58,740	91,631
Total revenues	$1,916,844	$244,912	$2,161,756	$1,745,777	$177,925	$1,923,702

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees; to the extent that there is a ratings shortfall, we will defer a portion of revenue until the ratings shortfall is settled. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Deferred Revenues. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues as of September 30, 2018 and December 31, 2017 were $127.6 million and $49.5 million, respectively. The increase in deferred revenues during the nine months ended September 30, 2018 was primarily driven by amounts received or due in advance of satisfying our performance obligations, offset by revenues recognized, including $28.8 million of revenues recognized that were included in the deferred revenues balance as of December 31, 2017. Deferred revenues for the periods ended September 30, 2017 and December 31, 2016 were $31.3 million and $31.7 million, respectively. The decrease in deferred revenues as of the nine months ended September 30, 2017 was primarily driven by revenues recognized, including $17.2 million of revenues recognized that were included in the deferred revenue as of December 31, 2016, offset by amounts received or due in advance of satisfying our performance obligations.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2018 and 2017 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended September 30, 2018 was less than the statutory rate primarily due to $15.0 million of federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the nine months ended September 30, 2018 was less than the statutory rate primarily due to a $17.7 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets, and $21.2 million of federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the three and nine months ended September 30, 2017 approximated the statutory rate.

Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (SAB 118), as of September 30, 2018, the Company continues to analyze certain aspects of the TCJA and refine its assessment. The ultimate impact of the TCJA may differ from the provisional amounts recorded by the Company at December 31, 2017 due to its continued analysis or further regulatory guidance that may be issued as a result of the TCJA. Pursuant to SAB 118, adjustments to the provisional amounts that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Share Repurchase Program

On September 6, 2016, the Board of Directors authorized a $150.0 million share repurchase authorization. On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the three and nine months ended September 30, 2018, we repurchased approximately 1.6 million shares of Class A Common Stock for $45.9 million. From October 1, 2018 through November 7, 2018, we repurchased an additional 3.4 million shares of Class A Common Stock for $96.7 million. As of November 7, 2018, the total remaining repurchase authorization was $946.4 million.

Network Affiliation Agreements

In August 2018, as a result of the termination of the Tribune transaction (including the sale of certain stations to FOX), FOX Broadcasting Company exercised its option to terminate the agreement entered May 8, 2018 which renewed affiliations with 22 of the Company's FOX affiliates, as well as affiliations with 4 FOX affiliates to which the Company provides services. As a result, such affiliation agreements currently have an end date of January 31, 2019 and new affiliation agreements for such stations must be negotiated and entered into.

Subsequent Events

In November 2018, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on December 17, 2018 to holders of record at the close of business on November 30, 2018.

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

The final purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

During the nine months ended September 30, 2018, we made certain measurement period adjustments to the initial Bonten purchase price allocation resulting in reclassifications between certain non-current assets and liabilities, including an increase to goodwill of $1.5 million.

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

Net revenues and operating income of the Bonten stations on our consolidated statements of operations were $25.9 million and $6.0 million for the three months ended September 30, 2018, and $71.3 million and $11.7 million for the nine months ended September 30, 2018, respectively. Net revenues and operating income of the Bonten stations on our consolidated statements of operations were $7.6 million and $0.9 million for the three and nine months ended September 30, 2017, respectively.

Other 2017 Acquisitions. During 2017, we acquired certain media assets for an aggregated purchase price of $27.4 million, less working capital of $2.7 million. The transaction was funded with cash on hand.

Pro Forma Information. The following table sets forth unaudited pro forma results of operations, assuming that Bonten, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the Other 2017 Acquisitions discussed above, as they are not material both individually and in the aggregate (in thousands, except per share data):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenues	$659,023	$1,980,377
Net income	$32,882	$151,183
Net income attributable to Sinclair Broadcast Group	$30,953	$134,363
Basic earnings per share attributable to Sinclair Broadcast Group	$0.30	$1.35
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.30	$1.34

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated Bonten for the period presented because the pro forma results do not reflect expected synergies. The pro forma adjustments reflect depreciation expense and amortization of intangible assets related to the fair value adjustments of the assets acquired and any adjustments to interest expense to reflect the debt financing of the transactions. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of acquiree due to the fair value adjustments recorded for long-lived tangible and intangible assets in purchase accounting.

Termination of Material Definitive Agreement.

In August 2018, we received a termination notice from Tribune Media Company (Tribune), terminating the Agreement and Plan of Merger entered into on May 8, 2017, between the Company and Tribune (Merger Agreement), which provided for the acquisition by the Company of all of the outstanding shares of Tribune Class A common stock and Tribune Class B common stock (Merger). See Litigation and other legal matters under Note 4. Commitments and Contingencies for further discussion on our pending litigation related to the Tribune acquisition. As part of the termination, we withdrew with prejudice our Federal Communication Commission (FCC) application to acquire Tribune and terminated all of the divestiture agreements entered into in anticipation of the Merger, as discussed in Assets and Liabilities Held for Sale below.

For the three and nine months ended September 30, 2018, we incurred $33.5 million and $99.7 million, respectively, of costs in connection with this acquisition and termination. These amounts for the three and nine months ended September 30, 2018, included $11.3 million and $21.2 million, respectively, primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $22.2 million and $78.5 million, respectively, related to ticking fees and other capitalized costs associated with the financing commitments, which are recorded as interest expense on our consolidated statements of operations.

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

For the nine months ended September 30, 2018, we recognized a gain of $83.3 million which is included within gain on asset dispositions, net of impairment on our consolidated statements of operations. This gain relates to the auction proceeds associated with one market where the underlying spectrum was vacated during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. During the three and nine months ended September 30, 2018, capital expenditures related to the spectrum repack were $9.2 million and $20.9 million, respectively.

Assets and Liabilities Held for Sale. We classify assets and liabilities separately on our consolidated balance sheets at the lower of carrying value or fair value less costs to sell when the criteria for held for sale classification are met. Once assets are classified as held for sale, we do not record depreciation or amortization expense.

We agreed to sell the assets of certain consolidated television stations within our broadcast segment as part of Sinclair’s larger acquisition of Tribune. The assets and liabilities of these stations met the criteria for held for sale classification and were classified as held for sale in the consolidated balance sheet as of June 30, 2018. In connection with the termination of the Tribune acquisition, it is no longer our intent to divest of these assets and therefore the assets and liabilities are no longer classified as held for sale as of September 30, 2018.

We have also classified one of our consolidated real estate development projects as held for sale based upon a pending transaction which is currently expected to close in 2018. The carrying value of these assets have been adjusted to fair value less costs to sell. We recorded impairment charges of $59.6 million for the nine months ending September 30, 2018, which is reflected in gains/losses on asset dispositions, net of impairments within our statements of operations. The fair value of the real estate investment was determined based on both observable and unobservable inputs, including the expected sales price as supported by a discounted cash flow model. Due to uncertainties in the estimation process, actual results could differ from the estimates used in our analysis.

As of September 30, 2018, the major classes of assets and liabilities reported as held for sale on the accompanying consolidated balance sheets are shown below (in thousands):

Current assets	$411
Property and equipment	5,052
Definite-lived intangible assets	127
Assets held for sale	$5,590

Current liabilities	$1,167
Non-current liabilities	2,916
Liabilities held for sale	$4,083

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable and capital leases to affiliates

The current portion of notes payable, capital leases, and commercial bank financing on our consolidated balance sheets includes notes payable and capital leases to affiliates of $1.9 million and $1.7 million, net of deferred financing cost, as of September 30, 2018 and December 31, 2017, respectively. Notes payable, capital leases, and commercial bank financing, less current portion, on our consolidated balance sheets includes long-term notes payable and capital leases to affiliates of $11.1 million and $12.5 million, net of deferred financing cost, as of September 30, 2018 and December 31, 2017, respectively.

Bank Credit Agreement

The balance of our Term Loan A-1 debt under the Bank Credit Agreement was $117.4 million as of December 31, 2017. This debt matured on April 9, 2018 and was paid with cash on hand.

Guarantees of third party debt

We jointly, severally, unconditionally, and irrevocably guarantee $78.5 million and $74.0 million of debt of certain third parties as of September 30, 2018 and December 31, 2017, respectively, of which $25.4 million and $29.3 million, net of deferred financing costs, related to consolidated VIEs included on our consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. See Variable Interest Entities under Note 1. Nature of Operations and Summary of Significant Accounting Policies for more information.

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

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ).  This consent decree resolves the Department of Justice’s investigation into the sharing of pacing information among certain stations in some local markets.  The Company expects that the Department of Justice will file the consent decree and related documents in the U.S. District Court for the District of Columbia in the near future.  The consent decree is not an admission of any wrongdoing by the Company, and does not subject Sinclair to any monetary damages or penalties.  The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the Department of Justice has required in previous consent decrees in other industries. The consent decree also requires the Company stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits filed in United States District Court against the Company and Tribune (Tribune Media Company, Tribune Broadcasting Company, LLC, or both). Most of these lawsuits were also brought against other broadcasters and other defendants, including, in certain cases, unidentified “John Doe” defendants. The lawsuits allege that the defendants conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States, in violation of the Sherman Antitrust Act, and, in one case, state consumer protection and tort laws. The lawsuits seek damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The lawsuits followed published reports of a DOJ investigation earlier this year into the exchange of pacing data within the industry. The Company believes the class action lawsuits are without merit and intends to vigorously defend itself against all such claims.

On July 19, 2018, the FCC released a Hearing Designation Order (HDO) to commence a hearing before an Administrative Law Judge (ALJ) with respect to the Company’s proposed acquisition of Tribune.  The HDO directed the FCC's Media Bureau to hold in abeyance all other pending applications and amendments thereto related to the proposed Merger until the issues that are the subject of the HDO have been resolved with finality.  The HDO asked the ALJ to determine (i) whether Sinclair was the real party in interest to the sale of WGN-TV, KDAF(TV), and KIAH(TV), (ii) if so, whether the Company engaged in misrepresentation and/or lack of candor in its applications with the FCC and (iii) whether consummation of the overall transaction would be in the public interest and compliance with the FCC’s ownership rules.  The Company maintains that the overall transaction and the proposed divestitures complied with the FCC’s rules, and strongly rejects any allegation of misrepresentation or lack of candor. The Merger Agreement was terminated by Tribune on August 9, 2018, on which date the Company subsequently filed a letter with the FCC to withdraw the merger applications and have them dismissed with prejudice and filed with the ALJ a Notice of Withdrawal of Applications and Motion to Terminate Hearing (Motion). On August 10, 2018, the FCC's Enforcement Bureau filed a responsive pleading with the ALJ stating that it did not oppose dismissal of the merger applications and concurrent termination of the hearing proceeding. Action on the Motion remains pending. We cannot predict how the ALJ will act on the Motion or the timing for completion or the outcome of the ALJ hearing.  While review of the issues raised by the HDO remains pending, the Company's ability to acquire additional TV stations may be impacted.

On August 9, 2018, Tribune filed a complaint (the Tribune Complaint) in the Court of Chancery of the State of Delaware against the Company, which action is captioned Tribune Media Company v. Sinclair Broadcast Group, Inc, Case No. 2018-0593-JTL. The Tribune Complaint alleges that the Company breached the Merger Agreement by, among other things, failing to use its reasonable best efforts to secure regulatory approval of the Merger, and that such breach resulted in the failure of the Merger to obtain regulatory approval and close. The Tribune Complaint seeks declaratory relief, money damages in an amount to be determined at trial (but which the Tribune Complaint suggests could be in excess $1 billion), and attorney's fees and costs. On August 29, 2018, The Company filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint. In its counterclaim, The Company alleges that Tribune breached the Merger Agreement and seeks declaratory relief, money damages in an amount to be determined at trial, and attorneys ' fees and costs. Sinclair believes that the allegations in the Tribune Complaint are without merit and intends to vigorously defend against such allegations.

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint (the “Komito Complaint”) in the United States District Court for the District of Maryland against the Company, Christopher Ripley and Lucy Rutishauser, which action is captioned Komito vs. Sinclair Broadcast Group, Inc., et al., Case No. 1:18-CV-02445-CCB.  The Komito Complaint alleges that defendants violated the federal securities laws by issuing false or misleading disclosures concerning the Merger prior to the termination thereof.  The Komito Complaint seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs.  On September 26, 2018, Hartej Singh, a putative Company shareholder, filed a substantially identical class action complaint (the “Singh Complaint”), which action was captioned Hartej Singh vs. Sinclair Broadcast Group, Inc., Case No. 1:18-CV-02967-CCB.  The Singh complaint was subsequently dismissed voluntarily.  The Company believes that the allegations in the Komito Complaint are without merit and intends to vigorously defend against the allegations.
In addition, beginning in late July 2018, Sinclair received letters from two putative Company shareholders requesting that the board of directors of the Company investigate whether any of the Company’s officers and directors committed nonexculpated breaches of fiduciary duties in connection with, or gross management with respect to: (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. A committee consisting of independent members of the board of directors has been formed to respond to these demands.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014, were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. On November 20, 2017, the FCC released an Ownership Order on Reconsideration that, among other things, eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. A Petition for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the Third Circuit. We cannot predict the outcome of this proceeding. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties.

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

On September 6, 2016, the FCC released the UHF Discount Order, eliminating the UHF Discount. The UHF discount allowed television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. On April 20, 2017, the FCC acted on a Petition for Reconsideration of the UHF Discount Order and adopted the UHF Discount Order on Reconsideration which reinstated the UHF discount, which became effective June 15, 2017 and is currently in effect. A Petition for Review of the UHF Discount Order on Reconsideration was filed in the U.S. Court of Appeals for the D.C. Circuit on May 12, 2017. The court dismissed the Petition for Review on July 25, 2018. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the national audience reach cap, including the UHF discount. We cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all our present stations we reach approximately 25% of U.S. households. Changes to the national ownership cap could limit our ability to make television station acquisitions.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (Numerator)
Net income	$65,000	$32,566	$138,304	$149,303
Net income attributable to noncontrolling interests	(1,125)	(1,929)	(3,264)	(16,820)
Numerator for basic and diluted earnings per common share available to common shareholders	$63,875	$30,637	$135,040	$132,483

Shares (Denominator)
Weighted-average common shares outstanding	102,083	102,245	102,069	99,210
Dilutive effect of stock-settled appreciation rights and outstanding stock options	706	810	829	963
Weighted-average common and common equivalent shares outstanding	102,789	103,055	102,898	100,173

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,600	1,150	1,233	383

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

We had approximately $155.8 million and $172.7 million of intercompany loans between the broadcast segment, other, and corporate as of September 30, 2018 and 2017, respectively.  We had $3.9 million and $4.3 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended September 30, 2018 and 2017, respectively. We had $11.5 million and $14.2 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the nine months ended September 30, 2018 and 2017, respectively.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended September 30, 2018	Broadcast	Other	Corporate	Consolidated
Revenue	$678,671	$87,589	$—	$766,260
Depreciation of property and equipment	23,134	1,882	19	25,035
Amortization of definite-lived intangible assets and other assets	39,267	5,333	—	44,600
Amortization of program contract costs and net realizable value adjustments	24,482	—	—	24,482
Corporate general and administrative expenses	31,537	132	2,653	34,322
Gain on asset dispositions, net of impairment	(10,828)	—	—	(10,828)
Operating income (loss)	169,773	(9,291)	(2,672)	157,810
Interest expense	1,523	200	74,030	75,753
Loss from equity investments	—	24,893	486	25,379
Assets	4,854,780	730,888	1,041,746	6,627,414

For the three months ended September 30, 2017	Broadcast	Other	Corporate	Consolidated
Revenue (a)	$584,941	$59,591	$—	$644,532
Depreciation of property and equipment	22,344	1,851	247	24,442
Amortization of definite-lived intangible assets and other assets	38,186	5,182	—	43,368
Amortization of program contract costs and net realizable value adjustments	28,047	—	—	28,047
Corporate general and administrative expenses	23,582	224	2,025	25,831
Gain on asset dispositions, net of impairment	(22)	(12)	—	(34)
Operating income (loss)	115,571	(9,852)	(2,272)	103,447
Interest expense	1,281	204	50,258	51,743
Loss from equity investments	—	4,362	—	4,362

For the nine months ended September 30, 2018	Broadcast		Other		Corporate	Consolidated
Revenue	$1,916,844		$244,912		$—	$2,161,756
Depreciation of property and equipment	69,711		5,709		57	75,477
Amortization of definite-lived intangible assets and other assets	115,524		15,798		—	131,322
Amortization of program contract costs and net realizable value adjustments	76,142		—		—	76,142
Corporate general and administrative overhead expenses	79,870		609		8,124	88,603
(Gain) loss on asset dispositions, net of impairment	(96,229)	(d)	59,629	(c)	(78)	(36,678)
Operating income (loss)	486,546	(d)	(81,735)	(c)	(8,104)	396,707
Interest expense	4,331		600		232,835	237,766
Loss from equity investments	—		54,876		463	55,339

For the nine months ended September 30, 2017	Broadcast	Other		Corporate	Consolidated
Revenue (a)	$1,745,777	$177,925		$—	$1,923,702
Depreciation of property and equipment	65,850	5,438		738	72,026
Amortization of definite-lived intangible assets and other assets	114,810	17,489		—	132,299
Amortization of program contract costs and net realizable value adjustments	87,962	—		—	87,962
Corporate general and administrative overhead expenses	65,059	785		5,614	71,458
Gain on asset dispositions, net of impairment	(402)	(53,129)	(b)	—	(53,531)
Operating income (loss)	361,259	25,016	(b)	(6,351)	379,924
Interest expense	3,976	1,633		154,411	160,020
Loss from equity investments	—	4,221		—	4,221

(a)	Revenue has been adjusted for the adoption of ASC 606. See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(b)	Includes a gain on the sale of Alarm of $53.0 million, of which $12.3 million was attributable to noncontrolling interests.

(c)	Includes a $59.6 million impairment to the carrying value of a consolidated real estate venture. See Note 2. Acquisitions and Dispositions of Assets.

(d)	Includes a gain of $83.3 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.

7.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from Cunningham Communications Inc. (an owner of broadcast towers), Keyser Investment Group, Gerstell Development Limited Partnership, and Beaver Dam, LLC (entities owned by the controlling shareholders).  Lease payments made to these entities were $0.9 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $3.6 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all aircraft leases, we incurred expenses of $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million for both the nine months ended September 30, 2018 and 2017.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 1. Nature of Operations and Summary of Significant Accounting Policies, for further discussion of the scope of services provided under these types of arrangements. As of September 30, 2018, we have jointly and severally, unconditionally and irrevocably guaranteed $51.4 million of Cunningham's debt, of which $10.3 million, net of $0.7 million deferred financing costs, relates to the Cunningham VIEs that we consolidate, as discussed further below.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and we have two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5.0 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The remaining aggregate purchase price of these stations as of September 30, 2018 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and own a purchase option to acquire this station for $0.2 million. We paid Cunningham, under these agreements, $2.0 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, and $6.7 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire in December 2020, November 2021, November 2021, May 2023, August 2023, December 2023, and August 2025, respectively, and each has renewal provisions for successive eight year periods. We earned $19.7 million and $6.6 million from the services we performed for these stations for the three months ended September 30, 2018 and 2017, respectively, and $48.6 million and $10.9 million for the nine months ended September 30, 2018 and 2017, respectively. Cunningham assumed the joint sales agreement under which we provide services to WEMT-TV, WYDO-TV, and KBVU-TV/KCVU-TV in September 2017 with the acquisition of the membership interest of Esteem Broadcasting LLC in connection with our acquisition of Bonten Media Group, as discussed in Note 2. Acquisitions and Dispositions of Assets.

As we consolidate the licensees as VIEs, certain amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statements of operations. Our consolidated revenues include $43.1 million and $31.4 million for the three months ended September 30, 2018 and 2017, respectively, and $119.5 million and $84.5 million for the nine months ended September 30, 2018 and 2017, respectively, related to the Cunningham Stations.

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

In 2017, Cunningham repaid, in its entirety, a January 2016 promissory note to borrow $19.5 million from us. Interest income from the note receivable was $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive.  We received payments for advertising totaling less than $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Additionally, Atlantic Automotive leased office space owned by one of our non-media investments accounted for under the equity method. This investment was sold in May 2017. Atlantic Automotive paid $0.4 million in rent for the nine months ended September 30, 2017.

Leased property by real estate ventures

Certain of our real estate ventures have entered into property leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million for both the nine months ended September 30, 2018 and 2017.

Other transactions with equity method investees

During the quarter ended September 30, 2018, 120 Sports Holding, LLC (120 Sports), an equity method investee, entered into a convertible promissory note to borrow $3.75 million from us, maturing on July 30, 2021. The note bears interest at a fixed rate of 6.0% per annum.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our notes and debentures for the periods presented (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
6.125% Senior Unsecured Notes due 2022	$500,000	$510,000	$500,000	$515,535
5.875% Senior Unsecured Notes due 2026	350,000	341,285	350,000	363,475
5.625% Senior Unsecured Notes due 2024	550,000	538,313	550,000	568,205
5.375% Senior Unsecured Notes due 2021	600,000	600,000	600,000	610,440
5.125% Senior Unsecured Notes due 2027	400,000	367,500	400,000	396,088
Term Loan A-1 (b)	—	—	117,370	117,370
Term Loan A-2	100,251	100,251	113,327	113,327
Term Loan B	1,346,025	1,349,390	1,356,300	1,357,995
Debt of variable interest entities	26,363	26,363	29,614	29,614
Debt of other operating divisions	21,269	21,269	25,238	25,238

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $34.6 million and $39.0 million as of September 30, 2018 and December 31, 2017, respectively.

(b)	Term Loan A-1 debt matured in April 2018. For additional information, see Note 3. Notes Payable and Commercial Bank Financing.

9.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. Our Class A Common Stock and Class B Common Stock as of September 30, 2018, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. As of September 30, 2018, our consolidated total debt, net of deferred financing costs and debt discounts, of $3,902.3 million included $3,881.2 million related to STG and its subsidiaries of which SBG guaranteed $3,838.3 million.

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows of SBG, STG, KDSM, LLC, and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidating financial statements for the three and nine months ended September 30, 2018, have been revised for the adoption of ASC 606 as discussion under Recent Accounting Pronouncements and Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$946,760	$11,699	$64,515	$—	$1,022,974
Accounts receivable	—	—	542,740	67,002	—	609,742
Other current assets	4,392	5,695	137,104	39,885	(29,057)	158,019
Total current assets	4,392	952,455	691,543	171,402	(29,057)	1,790,735

Property and equipment, net	773	31,782	589,183	65,756	(13,054)	674,440

Investment in consolidated subsidiaries	1,587,271	3,707,696	4,179	—	(5,299,146)	—
Goodwill	—	—	2,121,535	3,867	—	2,125,402
Indefinite-lived intangible assets	—	—	143,924	14,298	—	158,222
Definite-lived intangible assets	—	—	1,651,692	72,264	(53,616)	1,670,340
Other long-term assets	31,324	818,087	114,135	177,086	(932,357)	208,275
Total assets	$1,623,760	$5,510,020	$5,316,191	$504,673	$(6,327,230)	$6,627,414

Accounts payable and accrued liabilities	$99	$73,737	$287,513	$97,115	$(29,993)	$428,471
Current portion of long-term debt	—	31,135	3,940	8,990	(367)	43,698
Other current liabilities	—	—	116,823	11,611	1	128,435
Total current liabilities	99	104,872	408,276	117,716	(30,359)	600,604

Long-term debt	—	3,781,735	37,597	379,720	(340,494)	3,858,558
Other liabilities	128	43,064	1,161,978	174,407	(796,879)	582,698
Total liabilities	227	3,929,671	1,607,851	671,843	(1,167,732)	5,041,860

Total Sinclair Broadcast Group equity (deficit)	1,623,533	1,580,349	3,708,340	(124,742)	(5,163,947)	1,623,533
Noncontrolling interests in consolidated subsidiaries	—	—	—	(42,428)	4,449	(37,979)
Total liabilities and equity (deficit)	$1,623,760	$5,510,020	$5,316,191	$504,673	$(6,327,230)	$6,627,414

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$645,830	$12,273	$23,223	$—	$681,326
Restricted Cash	—	—	311,110	2,000	—	313,110
Accounts receivable	—	—	530,273	36,191	—	566,464
Other current assets	3,034	5,758	145,637	9,687	(10,269)	153,847
Total current assets	3,034	651,588	999,293	71,101	(10,269)	1,714,747

Property and equipment, net	829	31,111	586,950	132,010	(12,602)	738,298

Investment in consolidated subsidiaries	1,537,337	4,116,241	4,179	—	(5,657,757)	—
Goodwill	—	—	2,120,166	3,867	—	2,124,033
Indefinite-lived intangible assets	—	—	145,073	14,298	—	159,371
Definite-lived intangible assets	—	—	1,781,045	77,944	(57,319)	1,801,670
Other long-term assets	31,757	770,312	104,363	208,367	(868,448)	246,351
Total assets	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

Accounts payable and accrued liabilities	$1,100	$84,326	$261,266	$36,029	$(12,318)	$370,403
Current portion of long-term debt	—	148,505	3,445	9,645	(546)	161,049
Other current liabilities	—	—	180,616	14,281	—	194,897
Total current liabilities	1,100	232,831	445,327	59,955	(12,864)	726,349

Long-term debt	—	3,799,987	39,730	381,127	(333,243)	3,887,601
Other liabilities	3,119	38,282	1,141,266	187,569	(734,082)	636,154
Total liabilities	4,219	4,071,100	1,626,323	628,651	(1,080,189)	5,250,104

Total Sinclair Broadcast Group equity (deficit)	1,568,738	1,498,152	4,114,746	(82,051)	(5,530,847)	1,568,738
Noncontrolling interests in consolidated subsidiaries	—	—	—	(39,013)	4,641	(34,372)
Total liabilities and equity (deficit)	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$6	$714,387	$76,827	$(24,960)	$766,260

Media program and production expenses	—	1	288,651	35,975	(20,845)	303,782
Selling, general and administrative	2,653	31,546	149,898	5,318	(512)	188,903
Depreciation, amortization and other operating expenses	19	1,227	77,851	38,863	(2,195)	115,765
Total operating expenses	2,672	32,774	516,400	80,156	(23,552)	608,450

Operating (loss) income	(2,672)	(32,768)	197,987	(3,329)	(1,408)	157,810

Equity in earnings of consolidated subsidiaries	65,301	154,948	(611)	—	(219,638)	—
Interest expense	—	(74,031)	(1,029)	(4,740)	4,047	(75,753)
Other income (expense)	296	(6,368)	(15,048)	1,415	—	(19,705)
Total other income (expense)	65,597	74,549	(16,688)	(3,325)	(215,591)	(95,458)

Income tax benefit (provision)	950	27,660	(24,999)	(963)	—	2,648
Net income (loss)	63,875	69,441	156,300	(7,617)	(216,999)	65,000
Net income attributable to the noncontrolling interests	—	—	—	(1,132)	7	(1,125)
Net income (loss) attributable to Sinclair Broadcast Group	$63,875	$69,441	$156,300	$(8,749)	$(216,992)	$63,875
Comprehensive income (loss)	$63,875	$69,441	$156,300	$(7,617)	$(216,999)	$65,000

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$614,881	$47,676	$(18,025)	$644,532

Media program and production expenses	—	—	255,293	29,376	(16,339)	268,330
Selling, general and administrative	2,027	23,534	130,289	3,582	4	159,436
Depreciation, amortization and other operating expenses	247	1,591	88,293	24,018	(830)	113,319
Total operating expenses	2,274	25,125	473,875	56,976	(17,165)	541,085

Operating (loss) income	(2,274)	(25,125)	141,006	(9,300)	(860)	103,447

Equity in earnings of consolidated subsidiaries	32,196	90,445	114	—	(122,755)	—
Interest expense	(10)	(50,247)	(1,013)	(4,968)	4,495	(51,743)
Other income (expense)	(92)	1,869	(2,673)	(1,124)	—	(2,020)
Total other income (expense)	32,094	42,067	(3,572)	(6,092)	(118,260)	(53,763)

Income tax benefit (provision)	817	25,364	(46,987)	3,688	—	(17,118)
Net income (loss)	30,637	42,306	90,447	(11,704)	(119,120)	32,566
Net income attributable to the noncontrolling interests	—	—	—	(1,730)	(199)	(1,929)
Net income (loss) attributable to Sinclair Broadcast Group	$30,637	$42,306	$90,447	$(13,434)	$(119,319)	$30,637
Comprehensive income (loss)	$30,637	$42,306	$90,447	$(11,704)	$(119,120)	$32,566

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$6	$2,020,201	$206,568	$(65,019)	$2,161,756

Media program and production expenses	—	1	848,005	101,170	(55,987)	893,189
Selling, general and administrative	8,124	79,885	440,380	13,954	(1,466)	540,877
Depreciation, amortization and other operating expenses	58	3,612	168,838	163,095	(4,620)	330,983
Total operating expenses	8,182	83,498	1,457,223	278,219	(62,073)	1,765,049

Operating (loss) income	(8,182)	(83,492)	562,978	(71,651)	(2,946)	396,707

Equity in earnings of consolidated subsidiaries	139,684	454,881	(366)	—	(594,199)	—
Interest expense	(1)	(232,833)	(2,991)	(13,933)	11,992	(237,766)
Other income (expense)	1,619	(817)	(42,753)	(259)	—	(42,210)
Total other income (expense)	141,302	221,231	(46,110)	(14,192)	(582,207)	(279,976)

Income tax benefit (provision)	1,920	65,114	(58,283)	12,822	—	21,573
Net income (loss)	135,040	202,853	458,585	(73,021)	(585,153)	138,304
Net income attributable to the noncontrolling interests	—	—	—	(3,456)	192	(3,264)
Net income (loss) attributable to Sinclair Broadcast Group	$135,040	$202,853	$458,585	$(76,477)	$(584,961)	$135,040
Comprehensive income (loss)	$135,040	$202,853	$458,585	$(73,021)	$(585,153)	$138,304

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,833,208	$148,690	$(58,196)	$1,923,702

Media program and production expenses	—	—	761,720	88,296	(53,798)	796,218
Selling, general and administrative	5,615	64,903	377,177	9,135	—	456,830
Depreciation, amortization and other operating expenses	738	4,967	266,371	20,702	(2,048)	290,730
Total operating expenses	6,353	69,870	1,405,268	118,133	(55,846)	1,543,778

Operating (loss) income	(6,353)	(69,870)	427,940	30,557	(2,350)	379,924

Equity in earnings of consolidated subsidiaries	136,311	274,850	257	—	(411,418)	—
Interest expense	(81)	(154,330)	(3,557)	(16,740)	14,688	(160,020)
Other income (expense)	731	2,392	(4,071)	924	—	(24)
Total other income (expense)	136,961	122,912	(7,371)	(15,816)	(396,730)	(160,044)

Income tax benefit (provision)	1,875	75,105	(143,059)	(4,498)	—	(70,577)
Net income (loss)	132,483	128,147	277,510	10,243	(399,080)	149,303
Net income attributable to the noncontrolling interests	—	—	—	(16,608)	(212)	(16,820)
Net income (loss) attributable to Sinclair Broadcast Group	$132,483	$128,147	$277,510	$(6,365)	$(399,292)	$132,483
Comprehensive income (loss)	$132,483	$128,147	$277,510	$10,243	$(399,080)	$149,303

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(8,331)	$(232,158)	$622,165	$(18,789)	$10,018	$372,905
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1)	(5,315)	(71,639)	(3,352)	2,689	(77,618)
Proceeds from the sale of assets	—	—	1,087	—	—	1,087
Investments in equity investees	(1,767)	(1,488)	(20,863)	(1,506)	—	(25,624)
Distributions from equity investees	6,398	—	—	17,135	—	23,533
Loans to affiliates	—	—	—	—	—	—
Other, net	—	(7,866)	—	—	—	(7,866)
Net cash flows from (used in) investing activities	4,630	(14,669)	(91,415)	12,277	2,689	(86,488)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	3,343	—	3,343
Repayments of notes payable, commercial bank financing and capital leases	—	(140,721)	(2,653)	(11,159)	289	(154,244)
Dividends paid on Class A and Class B Common Stock	(55,205)	—	—	—	—	(55,205)
Repurchase of outstanding Class A Common Stock	(45,904)	—	—	—	—	(45,904)
Distributions to noncontrolling interests	—	—	—	(6,871)	—	(6,871)
Increase (decrease) in intercompany payables	102,927	688,478	(839,781)	61,372	(12,996)	—
Other, net	1,883	—	—	(877)	—	1,006
Net cash flows from (used in) financing activities	3,701	547,757	(842,434)	45,808	(12,707)	(257,875)

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	300,930	(311,684)	39,296	—	28,542
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	645,830	323,383	26,727	—	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$946,760	$11,699	$66,023	$—	$1,024,482

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(5,605)	$(141,240)	$433,236	$(12,959)	$4,779	$278,211
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(131)	(6,088)	(47,564)	(2,677)	997	(55,463)
Acquisition of businesses, net of cash acquired	—	(8,308)	(261,491)	—	—	(269,799)
Investments in equity investees	(945)	(1,101)	(15,469)	(4,787)	—	(22,302)
Proceeds from the sale of assets	—	—	541	194,641	—	195,182
Distributions from equity investees	3,903	—	—	2,739	—	6,642
Spectrum auction proceeds	—	—	187,854	122,948	—	310,802
Other, net	—	(7,732)	—	(5,682)	—	(13,414)
Net cash flows from (used in) investing activities	2,827	(23,229)	(136,129)	307,182	997	151,648

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	159,669	—	6,372	—	166,041
Repayments of notes payable, commercial bank financing and capital leases	—	(200,119)	(1,367)	(116,823)	—	(318,309)
Proceeds from the sale of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(53,049)	—	—	—	—	(53,049)
Distributions to noncontrolling interests	—	—	—	(20,469)	—	(20,469)
Repurchase of outstanding Class A Common Stock	(30,287)	—	—	—	—	(30,287)
Increase (decrease) in intercompany payables	(400,451)	524,016	(92,993)	(24,750)	(5,822)	—
Other, net	(1,318)	(45)	(3,607)	(433)	46	(5,357)
Net cash flows from (used in) financing activities	2,778	483,521	(97,967)	(156,103)	(5,776)	226,453

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	319,052	199,140	138,120	—	656,312
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	232,297	10,875	17,012	—	260,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$551,349	$210,015	$155,132	$—	$916,496

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

General risks

•	the impact of changes in national and regional economies and credit and capital markets;

•	the impact of changes in consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters that impact our advertisers and our stations; and

•	the impact of cyber incidents, data privacy, and other information technology failures;

Industry risks

•	the business conditions of our advertisers particularly in the automotive and service industries;

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of Operations Data:
Media revenues (a)	$730,361	$629,597	$2,069,874	$1,873,881
Non-media revenues	35,899	14,935	91,882	49,821
Total revenues	766,260	644,532	2,161,756	1,923,702

Media production expenses	303,782	268,330	893,189	796,218
Media selling, general and administrative expenses	154,581	133,605	452,274	385,372
Depreciation and amortization expenses (b)	94,117	95,857	282,941	292,287
Non-media expenses	32,476	17,496	84,720	51,974
Corporate general and administrative expenses	34,322	25,831	88,603	71,458
Gain on asset dispositions, net of impairment	(10,828)	(34)	(36,678)	(53,531)
Operating income	157,810	103,447	396,707	379,924

Interest expense and amortization of debt discount and deferred financing costs	(75,753)	(51,743)	(237,766)	(160,020)
Loss from equity investments	(25,379)	(4,362)	(55,339)	(4,221)
Other income, net	5,674	2,342	13,129	4,197
Income before income taxes	62,352	49,684	116,731	219,880
Income tax benefit (provision)	2,648	(17,118)	21,573	(70,577)
Net income	65,000	32,566	138,304	149,303
Net income attributable to the noncontrolling interests	(1,125)	(1,929)	(3,264)	(16,820)
Net income attributable to Sinclair Broadcast Group	$63,875	$30,637	$135,040	$132,483

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.63	$0.30	$1.32	$1.34
Diluted earnings per share	$0.62	$0.30	$1.31	$1.32

	As of September 30, 2018	As of December 31, 2017
Balance Sheet Data:
Cash and cash equivalents	$1,022,974	$681,326
Total assets	$6,627,414	$6,784,470
Total debt (c)	$3,902,256	$4,048,650
Total equity	$1,585,554	$1,534,366

(a)
Media revenues are defined as television advertising revenue; distribution revenue; and other media revenues. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of the adoption of the new accounting principles for revenue recognition.

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

Summary of Significant Events — financial events during the three and nine months ended September 30, 2018 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2018 and 2017, including comparisons between quarters and expectations for the three months ended December 31, 2018.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2018.

Summary of Significant Events and Financial Highlights

Content and Distribution

•
In August 2018, the Company entered into a multi-year retransmission renewal with Altice for the carriage of Sinclair stations, Tennis Channel, and Sinclair's national networks on its Optimum and Suddenlink owned systems.

•
In October 2018, Sinclair entered a distribution agreement for its ABC, CBS, FOX and NBC affiliates to be re-launched on Sony’s Playstation Vue where PlayStation Vue carries local channels, and announced that Playstation Vue will also be launching Tennis Channel and Sinclair's 24-hour science fiction channel, Comet.

•
In August 2018, the Company and the DISH Network (DISH) reached an agreement in principle for the continued carriage of the Company’s broadcast television stations and Tennis Channel on DISH's direct broadcast satellite platform and additional carriage of one of Sinclair's emerging networks. The companies also agreed to carriage of Sinclair-owned networks, including Tennis Channel, on DISH's Sling TV.

•
In August 2018, as a result of the failure of the Tribune transaction (including the sale of certain stations to FOX) to close by December 31, 2018, FOX Broadcasting Company exercised its option to terminate the agreement entered May 8, 2018 which renewed affiliations with 22 of the Company's FOX affiliates, as well as affiliations with 4 FOX affiliates to which the Company provides services. As a result, affiliations renewed under the agreement will terminate as of January 31, 2019.

•
Sinclair’s newsrooms, dedicated to impactful journalism with a local focus, have won 300 awards thus far in 2018, including two National RTDNA Edward R. Murrow Awards at Circa and KOMO-TV awarded in May; 45 Regional RTDNA Edward R. Murrow Awards by 21 newsrooms; and 75 Emmy's at 20 newsrooms.

•
The Company produced and/or aired 93 debates during the 2018 election cycle, including hosting debates for US Senate, House of Representatives, Gubernatorial, Mayor, County Executive, City and County Council, and Attorney General races.

Capital Allocation and Shareholder Returns

•	In August and November 2018, we declared quarterly cash dividends of $0.18 per share and $0.20 per share, respectively.

•
On September 6, 2016, the Board of Directors authorized a $150.0 million share repurchase authorization. On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the three and nine months ended September 30, 2018, we repurchased approximately 1.6 million shares of Class A Common Stock for $45.9 million. From October 1, 2018 through November 7, 2018, we repurchased an additional 3.4 million shares for $96.7 million. As of November 7, 2018, the total remaining repurchase authorization is $946.4 million.

Other Legal and Regulatory

•
In July 2018, the FCC released an HDO to commence a hearing before an ALJ with respect to the Company’s proposed acquisition of Tribune.  In August 2018, Sinclair received a termination notice of its Merger Agreement from Tribune. In response, Sinclair withdrew with prejudice its FCC application to acquire Tribune and filed with the ALJ a notice of withdrawal of the applications and motion to terminate the hearing. In September, the FCC's Enforcement Bureau notified the ALJ that it did not oppose the termination of the hearing. The motion remains pending at the office of the ALJ. See Note 4. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
In August 2018, Tribune filed a lawsuit against Sinclair in the Delaware Chancery Court for breach of contract. On August 29, 2018, Sinclair filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint filed by Tribune in the Delaware Court of Chancery. See Note 4. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
In August 2018, a putative Sinclair shareholder, filed a class action complaint alleging that the Company and other defendents violated the federal securities laws by issuing false or misleading disclosures concerning the Merger prior to the termination thereof.  See Note 4. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
During the quarter, twenty-two putative class action lawsuits have been filed against the Company and Tribune (Tribune Media Company, Tribune Broadcasting Company, LLC, or both) alleging that the defendants conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States, in violation of the Sherman Antitrust Act, and, in one case, state consumer protection and tort laws. See Note 4. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
On November 6, 2018, Sinclair agreed to enter into a proposed consent decree with the Department of Justice (DOJ) that resolves its investigation into the sharing of pacing information among certain stations in some local markets.  Sinclair expects that the DOJ will file the consent decree by November 8, 2018.  The consent decree is not an admission of any wrongdoing by Sinclair, and does not subject Sinclair to any monetary damages or penalties. See Note 4. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

Other Events

•
In July 2018, Sinclair stations News 3 (KSNV) and the CW Las Vegas (KVCW) were named “2018 St. Jude Dream Home Station of the Year” for their successful campaign to raise $850,000 for St. Jude Children’s Research Hospital and the giveaway of a home.

•
In August 2018, Sinclair's station, KRCR in Redding CA, partnered with the Salvation Army to aid short- and long-term disaster relief efforts for the victims of the Carr fire, with a mission to raise money to provide evacuees with basic necessities. Sinclair and viewers in our markets combined to contribute more than $400,000 to the fundraising effort.

•
In September 2018, the Company held a coordinated "Stand Strong for the Carolina's" relief-effort, in which Sinclair and viewers in our markets combined to contribute $240,000 to the Salvation Army, who was helping victims of Hurricane Florence in North Carolina and the surrounding impacted region.

•
In October 2018, the Company held a coordinated "Stand Strong for the Gulf Coast" relief-effort, in which Sinclair and viewers in our markets combined to contribute more than $85,000 to the Salvation Army, who was helping victims of Hurricane Michael in the Florida Panhandle and the surrounding impacted region.

•	So far in 2018, Sinclair has donated a total of $150,000 to support the Salvation Army's disaster relief work related to the California wildfires, Hurricane Florence and Hurricane Michael.

RESULTS OF OPERATIONS

The results of the businesses acquired during 2017 are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of acquisitions. Additionally, any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast,” that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Media revenues (a) (b)	$730.4	$629.6	$2,069.9	$1,873.9
Non-media revenues	35.9	14.9	91.9	49.8
Total revenues	766.3	644.5	2,161.8	1,923.7
Media production expenses (a)	303.8	268.3	893.2	796.2
Media selling, general and administrative expenses (a)	154.6	133.6	452.3	385.4
Depreciation and amortization expenses	94.1	95.9	282.9	292.3
Non-media expenses	32.5	17.5	84.7	52.0
Corporate general and administrative expenses	34.3	25.8	88.6	71.4
Gain on asset dispositions, net of impairment	(10.8)	—	(36.6)	(53.5)
Operating income	$157.8	$103.4	$396.7	$379.9
Net income attributable to Sinclair Broadcast Group	$63.9	$30.6	$135.0	$132.5

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2018	2017		2018	2017
Revenue:
Advertising revenue	$365.6	$314.9	16.1%	$1,002.7	$953.3	5.2%
Distribution revenue	302.8	258.8	17.0%	881.8	759.6	16.1%
Other media revenues	10.3	11.2	(8.0)%	32.3	32.9	(1.8)%
Media revenues	$678.7	$584.9	16.0%	$1,916.8	$1,745.8	9.8%

Operating Expenses:
Media production expenses	$273.8	$242.9	12.7%	$806.9	$712.4	13.3%
Media selling, general and administrative expenses	$127.5	$114.4	11.5%	$378.4	$338.9	11.7%
Amortization of program contract costs and net realizable value adjustments	$24.5	$28.0	(12.5)%	$76.1	$88.0	(13.5)%
Corporate general and administrative expenses	$31.5	$23.6	33.5%	$79.9	$65.1	22.7%
Depreciation and amortization expenses	$62.4	$60.5	3.1%	$185.2	$180.7	2.5%

Revenue

Advertising revenue.  Advertising revenue increased $50.7 million for the three months ended September 30, 2018, when compared to the same period in 2017. The increase is primarily related to an increase in political advertising revenue of $60.7 million, as 2018 is a political year and $8.9 million related to stations not included in the same period in 2017. These increases were partially offset by decreases in certain categories, notably a $5.8 million and $2.4 million decrease in automotive and schools, respectively.

Advertising revenue increased $49.4 million for the nine months ended September 30, 2018, when compared to the same period in 2017. The increase is primarily related to an increase in political advertising revenue of $87.2 million, as 2018 is a political year and $32.9 million related to stations not included in the same period in 2017. These increases were partially offset by decreases in certain categories, notably a $28.1 million and $10.9 million decrease in automotive and fast food, respectively.

No advertiser accounted for more than 1.1% of our advertising revenue for both the three and nine months ended September 30, 2018.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Local news	34.7%	33.3%	34.2%	32.3%
Syndicated/Other programming	28.9%	31.4%	29.6%	30.9%
Network programming	24.0%	23.8%	24.8%	25.6%
Sports programming	9.6%	8.2%	8.1%	7.5%
Paid programming	2.8%	3.3%	3.3%	3.7%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2018	2017	2018	2017
ABC	34	27.6%	29.5%	29.1%	29.2%
FOX	47	23.2%	24.1%	23.2%	24.9%
CBS	27	20.3%	19.0%	19.6%	19.7%
NBC	21	17.0%	13.2%	15.5%	12.3%
CW	25	6.1%	7.1%	6.6%	7.1%
MNT	19	4.4%	5.5%	4.5%	5.4%
Other (a)	18	1.4%	1.6%	1.5%	1.4%
Total	191

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, CoziTV, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $44.0 million and $122.2 million for the three and nine months ended September 30, 2018, respectively, when compared to the same period in 2017. Distribution revenue related to stations not included in the same three and nine month period in 2017 was $7.4 million and $28.1 million, respectively. The remaining increase for the three and nine month period was primarily related to an increase in rates, partially offset by fewer subscribers.

Expenses

Media production expenses.  The increase for the three months ended September 30, 2018, when compared to the same period in 2017, primarily relates to $6.4 million from acquired stations not included in the same period of 2017 and $26.9 million from increases in fees pursuant to network affiliation agreements, partially offset by a $4.5 million decrease in fees related to rating services. The increase for the nine months ended September 30, 2018, when compared to the same period in 2017, primarily relates to $25.5 million from acquired stations not included in the same period of 2017, $85.1 million from increases in fees pursuant to network affiliation agreements and a $7.8 million increase related to employee compensation cost, partially offset by a $12.4 million decrease in fees related to rating services.

Media selling, general and administrative expenses.  The increase for the three months ended September 30, 2018, when compared to the same period in 2017, primarily relates to $3.4 million from acquired stations not included in the same period of 2017, a $2.4 million increase related to information technology costs and a $1.0 million increase to third-party license costs for our digital business. The increase for the nine months ended September 30, 2018, when compared to the same period in 2017, primarily relates to $13.4 million from acquired stations not included in the same period of 2017, a $6.5 million increase to third-party license costs for our digital business, a $4.8 million increase related to employee compensation cost, and a $4.3 million increase to information technology costs.

Amortization of program contract costs and net realizable value adjustments.  The decrease for the three months ended September 30, 2018, when compared to the same period in 2017, primarily relates to $4.8 million due to timing of amortization on long-term contracts and reduced renewal costs, partially offset by an increase of cost due to new programs added since the same period in 2017 and by amortization related to stations not included in the same period of 2017. The decrease for the nine months ended September 30, 2018, when compared to the same period in 2017, primarily relates to $15.9 million due to timing of amortization on long-term contracts and reduced renewal costs, partially offset by an increase of cost due to new programs added since the same period in 2017 and by amortization related to stations not included in the same period of 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  The increase for the three months ended September 30, 2018, when compared to the same period in 2017, relates to $2.8 million of depreciation and amortization from acquired stations not included in the same period of 2017 and $1.2 million of depreciation related to assets previously classified as held for sale in connection with the Tribune acquisition, partially offset by assets becoming fully depreciated. The increase for the nine months ended September 30, 2018, when compared to the same period in 2017, primarily relates to $11.9 million of depreciation and amortization from acquired stations not included in the same period of 2017 and an increase from new projects placed in service during the first quarter of 2018, partially offset by assets becoming fully depreciated.

OTHER

The following table sets forth our revenues and expenses for our original networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (Other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2018	2017		2018	2017
Revenue:
Advertising revenue	$19.6	$16.1	21.7%	$57.9	$38.8	49.2%
Distribution revenue	27.9	26.5	5.3%	82.7	80.4	2.9%
Other media revenues	4.2	2.1	100.0%	12.4	8.9	39.3%
Media revenues	$51.7	$44.7	15.7%	$153.0	$128.1	19.4%
Non-media revenues	$35.9	$14.9	140.9%	$91.9	$49.8	84.5%

Operating Expenses:
Media expenses	$57.1	$44.4	28.6%	$160.2	$129.3	23.9%
Non-media expenses	$32.5	$17.5	85.7%	$84.7	$52.0	62.9%
Corporate general and administrative expenses	$0.1	$0.2	(50.0)%	$0.6	$0.8	(25.0)%
Loss (gain) on asset dispositions and impairments	$—	$—	n/m	$59.6	$(53.2)	n/m
Loss from equity investments	$24.9	$4.4	n/m	$54.9	$4.2	n/m

n/m — not meaningful

Media revenues and expenses. Media revenue included within Other primarily relates to our original networks and content, as well as our non-broadcast digital businesses. The increase for the three months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $3.6 million increase in advertising revenue related our owned networks and expansion of our non-broadcast digital initiatives and a $1.4 million increase in distribution revenue related to our owned networks. The increase for the nine months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $19.1 million increase in advertising revenue, mostly related to the expansion of our non-broadcast digital initiatives and from our owned networks and a $2.3 million increase in distribution revenue related to our owned networks.

Media expenses included within Other relate to the media production expenses and media selling, general and administrative expenses related to the operations of our network, content, and non-broadcast digital businesses. The increase for the three months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $5.0 million increase to selling, general and administrative cost related to our non-broadcast digital initiatives, a $3.4 million increase to program and production expenses related to our owned networks and content business, $2.1 million increase related to higher distribution cost for our owned networks, and a $1.8 million increase to information technology cost. The increase for the nine months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $20.5 million increase to selling, general and administrative costs related to our non-broadcast digital initiatives, a $2.2 million increase to program and production expenses related to our owned networks and content business, a $7.8 million increase to employee compensation cost, a $4.3 million increase related to information technology services, and a $3.6 million increase related to higher distribution cost for our owned networks. The increases were partially offset by a $9.8 million decrease to our college and local sports network.

Non-media revenues and expenses. Non-media revenue included within Other primarily relates to our broadcast technical businesses and consolidated investments in real estate and other business ventures. The increase to revenue for the three months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $20.5 million increase in broadcast equipment sales. The increase for the nine months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $49.5 million increase in broadcast equipment sales, partially offset by a $7.8 million decrease due to the sale of a consolidated investment in an alarm monitoring business in March 2017.

Non-media expenses included within Other primarily relate to our broadcast technical businesses and consolidated investments in real estate and other business ventures. Additionally, non-media expenses include costs to develop the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0). The increase to expenses for the three months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $10.6 million increase in costs due to the increased volume of broadcast equipment sales and a $1.4 million increase in ATSC 3.0 development expenses. The increase in expenses for the nine months ended September 30, 2018, when compared to the same period in 2017, is primarily related to a $24.9 million due to increased volume of broadcast equipment sales, a $4.7 million increase in ATSC 3.0 development costs, and a $3.0 million increase to employee compensation cost. The increases were partially offset by a $3.8 million decrease in expenses related to the sale of a consolidated investment in an alarm monitoring business in early March 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss (gain) on asset dispositions and impairments. During the nine months ended September 30, 2018, we recorded a non-cash impairment of $59.6 million related to a real estate development project which is currently reflected as held for sale in our consolidated financial statements. During the first quarter of 2017, we recognized a gain of $53.0 million related to the sale of Alarm in March 2017, of which $12.3 million was attributable to non-controlling interests recorded within net income attributable to the noncontrolling interest on our consolidated statements of operations.

Loss from equity investments. Losses from equity investments for the three and nine months ended September 30, 2018 were $24.9 million and $54.9 million, respectively. Losses from equity investments for the three and nine months ended September 30, 2017 were $4.4 million and $4.2 million, respectively. The decrease primarily related to investments in sustainability initiatives in 2018.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2018	2017		2018	2017
Corporate general and administrative expenses	$34.3	$25.8	32.9%	$88.6	$71.5	23.9%
Interest expense	$75.8	$51.7	46.6%	$237.8	$160.0	48.6%
Income tax benefit (provision)	$2.6	$(17.1)	n/m	$21.6	$(70.6)	n/m
Loss from extinguishment of debt	$—	$—	n/m	$—	$(1.4)	n/m

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses.

Corporate general and administrative expenses increased in total by $8.5 million for the three months ended September 30, 2018, when compared to the same period in 2017, primarily related to a $4.5 million increase to legal and consulting fees primarily related to the Tribune acquisition which was terminated, a $1.2 million increase in group health insurance costs, and a $1.0 million increase to employee compensation cost. Corporate general and administrative expenses increased in total by $17.1 million for the nine months ended September 30, 2018, when compared to the same period in 2017, primarily related to a $8.7 million increase to legal and consulting fees primarily related to the Tribune acquisition which was terminated, as well as a $7.0 million a increase to group health insurance costs, and a $2.1 million increase to employee compensation cost.

We expect corporate general and administrative expenses to decrease in the fourth quarter of 2018 compared to the third quarter of 2018.

 Interest expense.  The table above and explanation that follows cover total consolidated interest expense. Interest expense increased by $24.1 million for the three months ended September 30, 2018, when compared to the same period in 2017. The increase is primarily related to $22.3 million in ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition which was subsequently terminated. Interest expense increased by $77.8 million for the nine months ended September 30, 2018, when compared to the same period in 2017. The increase is primarily related to $78.5 million in ticking fees, the write off of previously capitalized costs associated with the Tribune acquisition which was subsequently terminated, and the year-over-year increases in LIBOR.

Income tax benefit (provision). The income tax benefit for the three months ended September 30, 2018, including the effects of the noncontrolling interest, was $2.6 million as compared to an income tax provision of $17.1 million during the same period in 2017. The change in the provision to a benefit for the three months ended September 30, 2018, as compared to the same period in 2017, is primarily due to a lower federal statutory rate in 2018 as a result of the enactment of the TCJA and $15.0 million of federal tax credits related to investments in sustainability initiatives in 2018.

The income tax benefit for the nine months ended September 30, 2018 including the effects of the noncontrolling interest was $21.6 million as compared to an income tax provision of $70.6 million during the same period in 2017. The change in the provision to a benefit for the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due to a lower federal statutory rate in 2018 as a result of the enactment of the TCJA; lower book income in 2018; $21.2 million of federal tax credits related to investments in sustainability initiatives in 2018; and a $17.7 million permanent benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had net working capital of approximately $1,190.1 million, including $1,023.0 million in cash and cash equivalent balances. Borrowing capacity under our revolving credit facility was $484.5 million as of September 30, 2018. Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

During the nine months ended September 30, 2018, $313.1 million of restricted cash as of December 31, 2017, became unrestricted. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

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

For the quarter ended September 30, 2018, we were in compliance with all of the covenants related to our Bank Credit Agreement and senior unsecured notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash flows from operating activities	$116.2	$136.9	$372.9	$278.2

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(25.3)	$(22.0)	$(77.6)	$(55.5)
Acquisition of businesses, net of cash acquired	—	(241.5)	—	(269.8)
Proceeds from the sale of assets	—	0.5	1.1	195.2
Investments in equity investees	(7.6)	(1.6)	(25.6)	(22.3)
Distributions from equity investees	8.4	2.3	23.5	6.6
Proceeds Spectrum Repack	—	310.8	—	310.8
Other	(4.5)	(0.3)	(7.9)	(13.4)
Net cash flows from (used in) investing activities	$(29.0)	$48.2	$(86.5)	$151.6

Cash flows from (used in) financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$1.3	$3.0	$3.3	$166.0
Repayments of notes payable, commercial bank financing and capital leases	(12.2)	(17.1)	(154.2)	(318.3)
Net proceeds from the sale of Class A Common Stock	—	—	—	487.9
Dividends paid on Class A and Class B Common Stock	(18.4)	(18.3)	(55.2)	(53.0)
Repurchase of outstanding Class A Common Stock	(45.9)	(30.3)	(45.9)	(30.3)
Other	(3.7)	(5.5)	(5.9)	(25.8)
Net cash flows from (used in) financing activities	$(78.9)	$(68.2)	$(257.9)	$226.5

Operating Activities

Net cash flows from operating activities decreased during the three months ended September 30, 2018 compared to the same period in 2017.  The decrease is primarily related to interest paid associated with ticking fees on Term B loans that would have been issued and drawn at closing of the Tribune acquisition, partially offset by higher cash received from customers.

Net cash flows from operating activities increased during the nine months ended September 30, 2018 compared to the same period in 2017.  The increase is primarily related to higher cash received from customers, partially offset by interest paid associated with ticking fees on Term B loans that would have been issued and drawn at closing of the Tribune acquisition.

Investing Activities

Net cash flows from investing activities decreased during the three months ended September 30, 2018 compared to the same period in 2017.  The decrease is primarily related to the proceeds received from the Broadcast Incentive Auction offset by a reduction in cash paid for acquisitions of businesses and investments during the third quarter of 2017. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further information.

Net cash flows from investing activities decreased during the nine months ended September 30, 2018 compared to the same period in 2017.  The decrease is primarily related to the sale of our alarm business during the first quarter of 2017 and proceeds received from the Broadcast Incentive Auction during the third quarter of 2017, offset by a reduction in cash paid for acquisitions of businesses and investments during the third quarter of 2017.

In the fourth quarter of 2018, we anticipate capital expenditures to increase from the third quarter of 2018. As discussed in Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. For the fourth quarter, we expect total capital expenditures related to the spectrum repack to be $15 million. We expect that the majority of expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows used in financing activities increased during the three months ended September 30, 2018, compared to the same period in 2017. The increase is primarily due to higher repurchases of Class A common stock.

Net cash flows from financing activities decreased during the nine months ended September 30, 2018, compared to the same period in 2017.  The decrease is primarily related to the receipt of proceeds from the public offering of Class A Common Stock during the first quarter of 2017.

In November 2018, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During 2018, we renewed certain network affiliation agreements which increased estimated contractual amounts owed for program content, some of which include variable fee components based on subscriber levels, as of September 30, 2018 by $926.6 million through 2022. As of September 30, 2018, there were no other material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than discussed below, there were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2017.

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of new accounting guidance. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a more detailed discussion of the adoption of the new accounting principles for revenue recognition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2018.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Litigation and other legal matters under Note 4. Commitments and Contingencies within the Consolidated Financial Statements for discussion related to certain class action lawsuits filed in United States District Court against the Company, Tribune Media Company, Tribune Broadcasting Company, LLC, Hearst Communications, Inc., Gray Television, Inc., Nexstar Media Group, Inc., Tegna, Inc. and other defendants that are unnamed.

See Litigation and other legal matters under Note 4. Commitments and Contingencies within the Consolidated Financial Statements for discussion related to the Tribune Complaint.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (b)
07/01/18 – 07/31/18	—	—	—	—
08/01/18 – 08/31/18
09/01/18 – 09/30/18	1,636,019	$28.06	1,636,019	$1,043.1

(a)	All repurchases were made in open-market transactions.

(b)
On September 6, 2016, the Board of Directors authorized a $150.0 million share repurchase authorization. On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of September 30, 2018, the remaining authorization under the program was $1,043.1 million.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2018.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)