Form 10-K
period 2018-12-31
SINCLAIR BROADCAST GROUP INC
filed 2019-03-01
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Based on the closing sales price of $32.15 per share as of June 30, 2018, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $2,453.1 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 25, 2019
Class A Common Stock	65,721,967
Class B Common Stock	25,670,684

Documents Incorporated by Reference - Portions of our definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

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

General risks

•	the impact of changes in national and regional economies and credit and capital markets;

•	consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters that impact our advertisers and our stations; and

•	cybersecurity.

Industry risks

•	the business conditions of our advertisers particularly in the political, automotive, and service categories;

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

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to Joint Sales Agreements (JSA), Shared Services Agreements (SSA), cross ownership rules, and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations and political or other advertising restrictions, such as payola rules;

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

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the potential impact from elimination of rules prohibiting mergers of the four major television networks;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting;

•	the impact of MVPDs, virtual MVPDs (vMVPDs), and OTTs offering “skinny” programming bundles that may not include television broadcast stations or other programming that we distribute; and

•	fluctuations in advertising rates and availability of inventory.

Risks specific to us

•	the effectiveness of our management;

•
our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;

•	our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•	our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

•	our ability to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements;

•	our ability to secure distribution of our programming to a wide audience;

•	our ability to renew our FCC licenses;

•	our limited ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

•	our exposure to any wrongdoing by those outside the Company, but which could affect our business or pending acquisitions;

•
our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, STIRR, Circa, other original programming, and mobile DTV;

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

PART I
ITEM 1.            BUSINESS

We are a diversified television broadcasting company with national reach and a strong focus on using our spectrum to bring together content providers, advertisers, and consumers on various platforms.  The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, our own networks, and other original programming produced by us.  We also distribute our original programming, and owned and operated networks, on other third-party platforms.  Additionally, we own digital and internet media products that are complementary to our extensive portfolio of television station related digital properties. We focus on offering marketing solutions to advertisers through our television and digital platforms and digital agency services. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

Broadcast

As of December 31, 2018, our broadcast distribution platform consists primarily of our broadcast television stations. We own, provide programming and operating services pursuant to local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as JSAs and SSAs) to 191 stations in 89 markets. These stations broadcast 605 channels, including 240 channels affiliated with primary networks or program service providers comprised of:  FOX (59), ABC (41), CBS (30), NBC (24), CW (47), and MyNetworkTV (MNT) (39).  The other 365 channels broadcast programming from Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Estrella TV, Get TV, Grit, Me TV, Movies!, Nevada Sports Network, Stadium, TBD, Telemundo, This TV, Unimas, Univision, Weather, and two channels broadcasting independent programming.  For the purpose of this report, these 191 stations and 605 channels are referred to as “our” stations and channels.  Refer to our Television Markets and Stations table later in this Item 1. for more information.

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

We are the nation's largest producer of local news. We produce approximately 2,500 hours of news per week at 126 stations in 85 markets. During 2018, our stations were awarded with 338 journalism awards, including two National Edward R. Murrow awards.

Our broadcast segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from MVPDs for the right to distribute our channels on their distribution platforms.  We also earn revenues by providing digital content to non-linear devices via websites, mobile, and social media advertisements. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago, and Atlanta.  Our local television advertisers are attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 700 marketing consultants and 100 local sales managers company-wide.

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

Owned Networks and Content

We own and operate various networks carried on distribution platforms owned by us or others including: Comet, our science fiction multicast network; CHARGE!, our adventure and action-based emerging network, which launched in February 2017; and TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America, which launched in February 2017.

We also own and operate Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows, and Tennis Magazine, the sport’s largest print publication, and Tennis.com (collectively, Tennis), the most visited online tennis platform in the world.

In February 2019, we announced a joint venture with the Chicago Cubs (Cubs) that will own and operate Marquee Sports Network, a regional sports network based in Chicago, Illinois. Marquee will be the Chicago-region’s exclusive network for fans to view live Cubs games beginning with the 2020 Major League Baseball season and will also feature exclusive Cubs content and other local sports programming.

Our internally developed content, in addition to our local news, includes Ring of Honor (ROH), our professional wrestling promotion, and Full Measure with Sharyl Attkisson (Full Measure), our national Sunday morning investigative and political analysis program.

Also, we have an investment in Stadium, a network that brings together professional sports highlights and college games.

Digital and Internet

We earn revenues from Compulse Integrated Marketing (Compulse), a full service digital agency which uses our digital expertise to help businesses run social media, search, advertising, email marketing, web design, mobile marketing and creative services, and audience extension, and navigate and compete in a world of constant innovation and changes in consumer behavior. In August 2018, Compulse expanded its business with the launch of CompulseOTT, a new over-the-top advertising platform exclusively focused on OTT advertising.

DataSphere Technologies, acquired in June 2017, provides marketing services to small businesses across the country and works in partnership with multiple media companies, including Sinclair.

Our digital and internet content includes Circa, a national digital news operation offering video-rich news and entertainment tailored for mobile devices and aimed at the younger demographic; NewsON, a free, ad-supported app that provides instant access to live or on-demand local news broadcasts; and STIRR, a new national OTT streaming service which offers live and on-demand content spanning entertainment, sports, and news which launched in January 2019.

Sinclair Digital Ventures focuses on investment in emerging digital technologies, ad tech, and digital content companies that support, compliment, or expand the Company's businesses.

Technical Services

We own subsidiaries which are dedicated to providing technical services to the broadcast industry, including: Acrodyne Technical Services, a provider of service and support for broadcast transmitters throughout the world; Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna; ONE Media, a technology innovator at the forefront of developing industry standards and related technologies for ATSC 3.0, a next generation (NextGen) broadcast standard encompassing a flexible and enhanced vision for broadcasting; and ONE Media 3.0, a wholly-owned subsidiary whose purpose is to develop business opportunities, products, and services associated with the NextGen broadcast transmission standard and TV platform.

Non-media Investments

We own various non-media related investments across multiple asset classes including private equity, mezzanine financing, and real estate investments. Some of the largest investments include: Triangle Sign and Service (Triangle), a sign designer and fabricator; Jefferson Park, a mixed-use land development project in Frederick, MD; investments in sustainability initiatives; and a portfolio of apartment complexes.

Corporate Information

We are a Maryland corporation formed in 1986.  Our principal offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

Television Markets and Stations

As of December 31, 2018, we own and operate or provide programming and/or sales and other shared services to television stations in the following 89 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, DC	6	4	WJLA	ABC
Seattle / Tacoma, WA	13	6	KOMO, KUNS	ABC
Minneapolis / St. Paul, MN	15	4	WUCW	CW
St. Louis, MO	21	4	KDNL	ABC
Portland, OR	22	10	KATU, KUNP, KUNP-LD	ABC
Pittsburgh, PA	24	7	WPGH, WPNT	FOX, MNT
Raleigh / Durham, NC	25	7	WLFL, WRDC	CW, MNT
Baltimore, MD	26	8	WBFF, WNUV(c), WUTB(d)	FOX, CW, MNT
Nashville, TN	27	9	WZTV, WNAB(d), WUXP	FOX, CW, MNT
Salt Lake City, UT	30	9	KUTV, KMYU, KJZZ, KENV(d)	CBS, MNT, IND
San Antonio, TX	31	8	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Columbus, OH	34	9	WSYX, WTTE(c), WWHO(d)	ABC, FOX, CW, MNT
Cincinnati, OH	35	7	WKRC, WSTR(d)	CBS, CW, MNT
Milwaukee, WI	36	3	WVTV	CW, MNT
West Palm Beach / Fort Pierce, FL	37	12	WPEC, WTVX, WTCN-CA, WWHB-CA	CBS, CW, MNT
Asheville, NC / Greenville, SC	38	8	WLOS, WMYA(c)	ABC, MNT
Las Vegas, NV	39	8	KSNV, KVCW	NBC, CW, MNT
Austin, TX	40	2	KEYE	CBS
Harrisburg / Lancaster / Lebanon / York, PA	41	3	WHP	CBS, CW, MNT
Birmingham / Tuscaloosa, AL	43	14	WBMA-LD, WDBB(c), WTTO, WABM	ABC, CW, MNT

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Norfolk, VA	44	4	WTVZ	MNT
Oklahoma City, OK	45	6	KOKH, KOCB	FOX, CW
Greensboro / High Point / Winston Salem, NC	46	7	WXLV, WMYV	ABC, MNT
Grand Rapids / Kalamazoo, MI	49	3	WWMT	CBS, CW
Buffalo, NY	52	7	WUTV, WNYO	FOX, MNT
Providence, RI / New Bedford, MA	53	4	WJAR	NBC
Fresno / Visalia, CA	54	12	KMPH, KMPH-CD, KFRE	FOX, CW
Richmond, VA	56	4	WRLH	FOX, MNT
Little Rock / Pine Bluff, AR	57	4	KATV	ABC
Mobile, AL / Pensacola, FL	58	11	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, MNT, IND
Albany, NY	59	7	WRGB, WCWN	CBS, CW
Tulsa, OK	61	4	KTUL	ABC
Wilkes Barre / Scranton, PA	62	10	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Lexington, KY	63	4	WDKY	FOX
Dayton, OH	64	8	WKEF, WRGT(d)	ABC, FOX, MNT
Flint / Saginaw / Bay City, MI	65	10	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Green Bay / Appleton, WI	67	7	WLUK, WCWF	FOX, CW
Roanoke / Lynchburg, VA	68	4	WSET	ABC
Omaha, NE	69	7	KPTM, KXVO(c)	FOX, CW, MNT
Charleston / Huntington, WV	70	7	WCHS, WVAH(d)	ABC, FOX
Toledo, OH	71	4	WNWO	NBC
Columbia, SC	74	4	WACH	FOX
Des Moines, IA	75	4	KDSM	FOX
Wichita / Hutchinson, KS	76	18	KSAS, KOCW, KAAS, KAAS-LP, KSAS-LP, KMTW(c)	FOX, MNT
Spokane, WA	77	3	KLEW	CBS
Harlingen / Weslaco / Brownsville / McAllen, TX	78	3	KGBT	CBS
Rochester, NY	80	7	WHAM(d), WUHF	ABC, FOX, CW
Syracuse, NY	81	7	WTVH(d), WSTM, WSTQ-LP	CBS, NBC, CW
Champaign / Springfield / Decatur, IL	82	17	WICS, WICD, WCCU(d), WRSP(d), WBUI(d)	ABC, FOX, CW
Chattanooga, TN	83	7	WTVC, WFLI(d)	ABC, FOX, CW, MNT
Portland, ME	84	6	WGME, WPFO(d)	CBS, FOX
El Paso, TX	85	7	KDBC, KFOX	CBS, FOX, MNT
Madison, WI	86	4	WMSN	FOX
Cedar Rapids, IA	87	7	KGAN, KFXA(d)	CBS, FOX
Paducah, KY/ Cape Girardeau, MO	88	7	KBSI, WDKA	FOX, MNT
Savannah, GA	93	4	WTGS	FOX
Charleston, SC	94	3	WCIV	ABC, MNT
Myrtle Beach / Florence, SC	95	7	WPDE, WWMB(c)	ABC, CW
South Bend-Elkhart, IN	99	2	WSBT	CBS, FOX
Boise, ID	100	7	KBOI, KYUU-LD	CBS, CW Plus
Tri-Cities, TN-VA	102	7	WEMT(d), WCYB	FOX, NBC, CW
Johnstown / Altoona, PA	106	4	WJAC	NBC

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Greenville / New Bern / Washington, NC	107	8	WCTI, WYDO(d)	ABC, FOX
Reno, NV	109	9	KRXI, KRNV(d), KAME(c)	FOX, NBC, MNT
Lincoln and Hasting-Kearney, NE	111	11	KHGI, KHGI-LD, KWNB, KHGI-CD, KWNB-LD, KFXL	ABC, FOX
Tallahassee, FL	112	7	WTWC, WTLF(d)	NBC, FOX, CW Plus
Peoria / Bloomington, IL	113	1	WHOI	Comet
Macon, GA	118	3	WGXA	ABC, FOX
Yakima / Pasco / Richland / Kennewick, WA	119	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW Plus
Traverse City / Cadillac, MI	120	11	WGTU(d), WGTQ(d), WPBN, WTOM,	ABC, NBC
Bakersfield, CA	122	7	KBAK, KBFX-CD	CBS, FOX
Eugene, OR	123	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	CBS, NBC, CW Plus
Corpus Christi, TX	128	3	KSCC, KTOV-LP, KXPX-LP	FOX, MNT
Amarillo, TX	131	8	KVII, KVIH	ABC, CW Plus
Chico-Redding, CA	132	13	KRCR, KCVU(d), KRVU-LD, KUCO-LP, KKTF-LD	ABC, FOX, MNT
Medford, OR	135	4	KTVL	CBS, CW Plus
Columbia / Jefferson City, MO	136	4	KRCG	CBS
Beaumont / Port Arthur / Orange, TX	140	7	KFDM, KBTV(d)	CBS, FOX, CW Plus
Sioux City, IA	149	15	KMEG(d), KPTH, KBVK-LP, KPTP-LD	CBS, FOX, MNT
Albany, GA	152	4	WFXL	FOX
Gainesville, FL	157	8	WGFL(c),WNBW(d), WYME-CD(c)	CBS, NBC, MNT
Wheeling, WV / Steubenville, OH	162	3	WTOV	NBC, FOX
Missoula, MT	164	6	KECI, KCFW	NBC
Abilene / Sweetwater, TX	165	4	KTXS, KTES-LD	ABC, CW Plus
Quincy, IL / Hannibal, MO / Keokuk, IA	174	3	KHQA	ABC, CBS
Butte / Bozeman, MT	185	3	KTVM	NBC
Eureka, CA	195	10	KAEF, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW, MNT
San Angelo, TX	196	3	KTXE-LD	ABC, CW
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		605

(a)
Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of September 2018.

(b)	We broadcast programming from the following providers on our channels:

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
ABC	41	30	August 31, 2022
CBS	30	25	April 30, 2020 through December 31, 2021
CW	47	36	August 31, 2019 through August 31, 2021
FOX	59	43	December 31, 2019 through December 31, 2020
MNT	39	32	August 31, 2019
NBC	24	17	December 31, 2021
Total Major Network Affiliates	240

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
Antenna TV	22	20	January 1, 2019 through January 1, 2021
Azteca	3	2	February 28, 2018 through August 31, 2020
Bounce Network	1	1	August 31, 2019
CHARGE!	65	57	(2)
Comet	90	75	(2)
Estrella TV	1	1	September 30, 2017
Get TV	5	5	June 30, 2017
Grit	1	1	December 31, 2019
Independent programming	2	2	N/A
Me TV	18	15	February 28, 2018 through August 31, 2021
Movies!	7	6	November 1, 2019 through November 18, 2019
Stadium	53	48	December 31, 2022
TBD	75	65	(2)
Telemundo	1	1	December 31, 2019
This TV	5	4	November 1, 2014 through December 31, 2015
Unimas	1	1	December 31, 2019
Univision	9	5	December 31, 2019
Weather	6	4	December 31, 2017
Total Other Affiliates	365

Total Television Channels	605

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

Operating Strategy

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers.  In pursuit of this strategy, we seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming. We also seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, we produce local news at 126 stations in 85 markets.  See News below for further discussion.

Television advertising prices are based on ratings information measured and distributed by Nielsen and Comscore. Except for its Local People Meter service and Household viewing in Set Meter Markets, Nielsen is currently not accredited by the Media Rating Council, an independent organization that monitors rating services. As of December 31, 2018, Sinclair’s footprint includes 12 markets measured by Code Reader methodology and 48 markets measured by RPD+ methodology, which uses Set Top Box data. Neither of these methodologies are currently accredited by the Media Rating Council. Comscore is an alternative rating service provider that uses set-top box television measurements to provide us additional measurement information to the ratings services that Nielsen provides for most of our stations.

News.  Local news is at the heart of the Company. Our mission is to serve our communities by sharing relevant information to alert, protect, and empower our audiences. We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. Our news stations also produce content on digital platforms such as websites, mobile applications, OTT, and social media.

During 2018, we expanded news in 6 markets. During the year ended December 31, 2018, 34% of our net time sales were earned during the local news we produce each week.

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in 12 markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

In addition to our traditional local news stories, we have utilized our national reach and placement in the nation's capital to provide our local viewers with broader national news stories which are relevant to our local viewers.

Our local news coverage is supported by our national news desk and Capitol Hill bureau. These teams produce daily unique stories unavailable from other sources. This content provides a significant point of difference with a focus on accountability reporting for our stations. Available on-air and online, the bureau not only expands our news presence, but gives our local station viewers an opportunity to hear the views of their members of Congress through programs such as "Connect to Congress," our weekly on-air and digital feature which provides an electronic video pathway for lawmakers to speak to their constituents. Our weekly investigative news program, Full Measure with Sharyl Attkisson, reinforces our mission to provide our fearless storytelling on significant topics of public importance.

In January 2019, we announced a new, daily commentary segment, "Cross Point with Ameshia Cross". As programming like "Connect to Congress" continues to garner high engagement and strong reception among viewers, the addition will expand the repertoire of contributors and provide another perspective to the issues discussed in Boris Epshteyn's 'Bottom Line with Boris.

During 2017, we created a national investigative news unit consisting of more than 50 reporters, which we plan to grow, to provide in-depth stories not covered elsewhere.

We also provide our viewers with "Town Halls," which brings together our viewers to discuss major local and national topics. During 2018 we produced "Town Halls" covering political debates and discussions about a wide range of topics including the Me Too movement, bullying and teen suicide, hurricanes, school safety, and opioids. During 2019, we expect to produce over 120 hours of such coverage.

In 2017, we acquired NewsOn, a single app to watch live, local news on mobile and OTT devices.

Popular Sporting Events.  At some of our stations, we have been able to acquire local television broadcast rights for certain sporting events, including NBA basketball, MLB baseball, NFL football, NHL hockey, ACC basketball, both Big Ten and SEC football and basketball, and certain other college and high school sports. Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS, and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS, and NBC have network arrangements to broadcast certain NBA basketball games, MLB baseball games, NFL football games, NHL hockey games, and PGA golf events, as well as other popular sporting events. Tennis has telecast rights to the U.S. Open; Wimbledon; Roland Garros (French Open); Australian Open; ATP World Tour Masters 1000, 500, and 250 events; WTA Premier, International, and Finals; Laver Cup; Hopman Cup; ATP and WTA Pro Circuit; and College and Junior events and exhibitions. Our stations also broadcast programming and other content provided by Tennis and we provide access to certain events through our premium OTT offering, Tennis Channel Plus. See Development of Original Networks and Content below for a discussion related to the operating strategy of Tennis. In February 2019, we announced a joint venture with the Chicago Cubs (Cubs) that will own and operate Marquee Sports Network, a regional sports network based in Chicago, Illinois. Marquee will be the Chicago-region’s exclusive network for fans to view live Cubs games beginning with the 2020 Major League Baseball season and will also feature exclusive Cubs content and other local sports programming.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, we have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2018 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming cost by creating original high-quality programming that is distributed on our broadcast platform. This original programming includes our CHARGE!, TBD, Comet, and Stadium networks; ROH; and Full Measure.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force at each of our television stations, which is comprised of approximately 700 marketing consultants and 100 local sales managers company-wide. Excluding political advertising revenue, distribution revenues, and other local revenues, 54.2% and 69.9% of our same station net time sales were local for the years ended December 31, 2018 and 2017, respectively. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

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

Multi-Channel Broadcasting.  FCC rules allow broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2018, we have 416 multi-channels in our digital spectrum.

Distribution Agreements.  We have distribution agreements with MVPDs, vMVPDs, and OTT distributors who compensate us for the right to retransmit our broadcast signals and owned networks.  Our successful negotiations with MVPDs have created agreements that produce meaningful sustainable revenue streams.

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

Developing New Business.  We strive to develop new business models to complement or enhance our traditional television broadcast business.  We have developed new ways to sell online, mobile text messaging, social media advertising, and audience extension services along with our traditional commercial broadcasting model.  Additionally, we continue to leverage our national reach to provide new high quality content to our local communities.

We continue to expand our digital distribution platforms through initiatives such as our new video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer, and allows us to ingest and redistribute content across our platform so that we can break news first.  By using a single ad-serving system across all of our web sites, mobile apps, and other digital assets, we are able to streamline our sales workflow, optimize yield, and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying OTT initiatives, such as STIRR, as well as our own content applications.

Additionally, we have continued to develop business opportunities, products, and services associated with NextGen as discussed under Development of Next Generation Broadcast Platform below.

Strategic Realignment of Media Portfolio.  We routinely review potential media acquisitions, dispositions, and swaps.  At any given time, we may be in discussions with one or more media owners.

Development of Original Networks and Content. In March 2016, we acquired Tennis. Unlike fully distributed cable networks that are in a declining business, Tennis, with its live tournaments and matches, passionate fan base, and established brand, was under-distributed. With our relationships with the multi-video program distributors (MVPDs) and the attractiveness of Tennis’ following, we have negotiated significant increases in carriage with MVPDs, with more penetration expected. Among the many benefits of the expanded carriage and pairing their content with our broadcast promotional capabilities, are additional MVPD subscriber fees, viewers, and advertising revenues. In March 2017, we acquired Tennis Magazine, the sport’s largest print publication, and Tennis.com, the most visited online tennis platform in the world. These acquisitions complement Tennis Channel and allows us to provide greater and more in depth tennis content to consumers on TV, internet, and print. We have also expanded Tennis Channel's content by obtaining or extending rights to network and OTT streaming coverage of Women's Tennis Association, ATP World Tour 1000s, and ATP World 500s.

We have also launched or announced multicast networks Comet, our science fiction multicast network; CHARGE!, our adventure and action-based emerging network, which launched in February 2017; TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America, which launched in February 2017.

Additionally, in February 2019, we announced Marquee Sports Network, a regional sports network based in Chicago, Illinois as discussed under Original Networks and Content under Item 1. Business.

Digital and Internet. Our digital properties, Circa, Compulse, Datasphere, and NewsOn are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand Sinclair's digital capabilities and non-linear footprint.

Also, in January 2019, we launched STIRR a new national OTT streaming service which offers live and on-demand content spanning entertainment, sports, and news.

Development of Next Generation Broadcast Platform. In 2017, the FCC approved the use of ATSC 3.0, a next generation broadcast transmission standard. NextGen is capable of merging broadcast and broadband data services using over-the-air spectrum and Internet-provided data connectivity, allowing a mature broadcast industry to reinvent itself due to its mobility, addressability, capacity, IP connectivity, and conditional access.
NextGen will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic Internet Protocol (IP) based pipe, we also will be able to distribute any kind of data including text, audio, video, and software. While our one-to-many architecture will remain a strength, we will be able to deliver “the last mile” from program/data origination to the consumer's receiver device across a more robust system, connect legacy ATSC 1.0 televisions to NextGen using hot spots and wi-fi functionality, and provide compatible data-offload service offerings in conjunction with certain 5G platforms. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic-targeted advertising; customizable content; better measurement and analytics; the ability to interface with devices connected to the Internet; flexibility to add streams as needed; substantially enhanced picture quality with immersive audio; connectivity to automobiles, including 3D mapping, telematics and infotainment; data wholesale models; and other content delivery networks. Conditional access capabilities also permits broadcasters to offer secure “skinny-bundle” pay services as well as video-on-demand offerings. In addition, NextGen provides new emergency capabilities, including advanced alerting functions which can provide evacuation routes and device wake-up features. All of these features will be available to mobile devices, allowing us to reach viewers anywhere.

In order to bring this technology to the market, we have partnered with technology leaders to develop broadcasting solutions and services in the U.S. and globally. We have also formed a joint venture with other broadcasters, SpectrumCo, to promote spectrum efficiency and innovation, and aggregate and monetize underutilized spectrum capacity over which to deliver national services and create opportunities such as robust video and data exchange. We continue to work with other NextGen stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NextGen and 5G data delivery, and design NextGen receiver chips for mobile devices. We expect the implementation and adoption of NextGen to occur over the next three years alongside the government’s broadcast spectrum repack. Throughout 2019, we will begin deployment of NextGen capabilities on our own television facilities and in conjunction with other station operators in our markets. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models.
Monetization of Certain Intellectual Property Rights. We have developed, on our own and through our ONE Media, LLC joint venture with Coherent Logix, several ATSC 3.0-related patents that we intend to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers.

Other Non-media Investments.  We have sought ways to diversify our business and return additional value to our shareholders through investments in non-media based businesses and real estate. We hold investments in various companies from different industries, including: a sign design and fabrication company; various real estate ventures in developmental land, operating commercial and multi-family residential real estate properties and apartments; investments in sustainability initiatives; and investments in private equity and structured debt / mezzanine financing investment funds. Currently, operating results from our investments represent a small portion of our overall operating results.

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

All of our stations' most recent license renewal applications have been granted for the maximum term permitted. The next television license renewal application cycle will begin on June 1, 2020. On November 26, 2018, the American Cable Association (ACA) filed an informal request with the FCC seeking to require the early filing of renewal applications for the licenses of four of our stations. We filed an opposition to this informal request on December 10, 2018. The matter remains pending, and we cannot predict whether or when the FCC will take action on ACA’s informal request.

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

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association.  In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.  In addition, pursuant to what is known as the equity-debt-plus rule, a major programming supplier or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  Further, the Communications Act generally prohibits foreign parties from having more than a 20% interest (voting or equity) in a broadcast licensee or more than a 25% interest in the parent of that licensee without receiving prior FCC approval to exceed these limits.. Following a Declaratory Ruling in 2013 in which the Commission indicated that it was open to considering proposals for foreign investment in broadcast licenses that exceed the 25% benchmark on a case by case basis, on September 29, 2016, the FCC adopted a Report and Order which among other things, (i) simplified the foreign ownership approval process for broadcast licensees seeking to exceed the 25% benchmark and (ii) modified the methodology a licensee may use to determine compliance with the foreign ownership rules.

Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who, as of December 31, 2018, together hold approximately 76.6% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule and Newspaper / Broadcast Cross-Ownership Rule.  Until recently, the FCC’s rules (i) limited the combined number of television and radio stations a party could own in a market to up to two television stations and six radio stations, depending on the number of independent media voices in the market, and (ii) prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  On November 20, 2017, the FCC released an Order on Reconsideration (Ownership Order on Reconsideration) that, among other changes, eliminated the Radio/Television Cross-Ownership Rule and the Newspaper/Broadcast Cross-Ownership Rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the Third Circuit and Sinclair filed to intervene in the proceeding. We cannot predict the outcome of this proceeding.  We do not currently own any daily newspapers.

National Ownership Rule.  The national television viewing audience reach cap is 39%.  Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once.  Additionally, because VHF stations (channels 2 through 13) historically covered a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the UHF discount). On September 6, 2016, the FCC released a Report and Order eliminating the UHF discount (the “UHF Discount Order”), and on April 21, 2017, the Commission released an Order on Reconsideration (the “UHF Discount Order on Reconsideration”) to reinstate the UHF discount pending a future rulemaking to examine the UHF discount together with the national audience reach cap. The UHF discount was reinstated on June 15, 2017 and is currently in effect. A Petition for Review of the UHF Discount Order on Reconsideration was filed in the U.S. Court of Appeals for the D.C. Circuit on May 12, 2017, and was dismissed by the Court on July 25, 2018. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the national audience reach cap, including the UHF discount. The rulemaking proceeding remains pending. We cannot predict the outcome of the rulemaking proceeding.

The majority of the stations we own and operate, or to which we provide programming services, are UHF.  With the UHF discount, our current reach (for FCC purposes) is approximately 25% of U.S. households.  See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount.

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market (the top-four rule). Prior to the Ownership Order on Reconsideration, the FCC did not allow a party to own more than one station in the same market if there was digital overlap between the stations unless the market containing both the stations would contain at least eight independently owned full-power television stations post-merger (the eight voices test). The Ownership Order on Reconsideration eliminated the eight voices test. The Ownership Order on Reconsideration also modified the top-four rule to permit parties to own up to two top-four rated stations in the same market on a case-by-case basis. Both rule changes became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including the changes to the Local Television Rule, are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the Third Circuit. We cannot predict the outcome of this proceeding.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014 were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the Third Circuit. We cannot predict the outcome of this proceeding.  If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see Changes in rules on local marketing agreements under "The FCC’s multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets." within Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

In March 2014, the FCC issued a public notice on the processing of broadcast television applications proposing sharing arrangements and contingent interests.  The public notice indicated that the FCC would closely scrutinize any broadcast assignment or transfer application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put /call arrangement or other similar contingent interest, or a loan guarantee. In February 2017, the processing guidelines provided in the March 2014 public notice were rescinded by the FCC.

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

On January 4, 2019, the Company received three civil investigative demands (CIDs) from the Antitrust Division of the DOJ. We believe the DOJ has similar civil investigative demands to other companies in our industry. In each CID, the DOJ requested that the Company produce certain documents and materials relating to JSAs in a specific DMA. We are cooperating and are in discussions with the DOJ regarding our response to the CID. At this time, we are unable to predict the outcome of the CID process, including whether it will result in any action or proceeding against us.

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

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of ATSC 3.0 and adopting rules to afford broadcasters flexibility to deploy ATSC 3.0 based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. The Report and Order took effect on March 5, 2018, except for certain rules that required approval from the Office of Management and Budget which became effective on July 17, 2018. The public comment period for the proposed rulemaking closed on March 20, 2018, and the rulemaking remains pending.

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

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use.  In the repacking process associated with the auction, the FCC reassigned some stations to new post-auction channels. Full-power and Class A stations are expected to complete the transition to their post-auction channels in one of ten phases between November 30, 2018 and July 3, 2020. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. Congress allocated an additional $1 billion to the reimbursement fund in the FCC Reauthorization Act of 2018. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of our participation, results, and post-auction process.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules, pursuant to the statutory requirement that the FCC review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” The NPRM generally seeks comment on whether the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule should be retained, modified, or eliminated. With respect to the Local Television Ownership Rule specifically, among other things, the NPRM seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the NPRM examines further several diversity related proposals raised in the last quadrennial review proceeding. The public comment period will begin 60 days after publication of the NPRM in the Federal Register, which publication has not yet occurred.

Other Considerations

The preceding summary is not a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC, or in some cases, the DOJ.  For further information, reference should be made to the Communications Act, other congressional acts and regulations, and public notices circulated from time to time by the FCC, or in some cases, the DOJ.  There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity, and other matters affecting our business and operations.

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

COMPETITION

Our television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media such as MVPDs, OTT, cable networks, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, internet, and other digital media.  Some competitors are part of larger organizations with substantially greater financial, technical, and other resources than we have.  Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation or program service, audience characteristics, and assigned broadcast frequency.

Competition in the television broadcasting industry occurs primarily in individual DMAs.  Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs.  Our television stations are located in highly competitive DMAs.  MVPDs can increase competition for a broadcast television station by bringing into its market additional cable network channels.  These narrow cable network channels are typically low rated, and, as a result, advertisements are inexpensive to the local advertisers.  MVPDs may also connect two or more cable systems together, also called an interconnect, which gives advertisers the option to reach more households in a market with a single buy. In addition, certain of our DMAs are overlapped by over-the-air stations from adjacent DMAs and MVPDs of stations from other DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations. In addition, there is increased competition with OTT and other digital offerings that air video advertisements and sell programmatically to agencies and advertisers.

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

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes.  Additionally, over-the-top (OTT) services allow consumers to consume programming on-demand through access to the internet and without a subscription with an MVPD. We continue to compete with the OTT services for viewership.

DTV technology allows us to provide viewers multiple channels of digital television over each of our existing standard digital channels, to provide certain programming in HD television format and to deliver other channels of information in the forms of data and programming to the internet, PCs, smart phones, tablet computers, and mobile and streaming devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.

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

EMPLOYEES

As of December 31, 2018, we had approximately 9,000 employees. Approximately 800 employees are represented by labor unions under certain collective bargaining agreements. We have not experienced any significant labor problems and consider our overall labor relations to be good.

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

We rely on sales of advertising time for the majority of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•
the levels of automobile and services advertising, which historically have represented a large portion of our advertising revenue; for the year ended December 31, 2018, automobile and services advertising represented 20.5% and 17.6%, respectively, of our net time sales and internet revenue;

•
the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the presidential election, historically have represented a large portion of our advertising revenue; for the year ended December 31, 2018, political advertising represented 16.4% of our net time sales and internet revenue;

•	the health of the economy in the areas where our television stations are located and in the nation as a whole;

•	the popularity of our programming and that of our competition;

•
the levels of political advertising, which are affected by political beliefs, public opinion, campaign finance laws, and the ability of political candidates and political action committees to raise and spend funds which are subject to seasonal fluctuations;

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

•
the impact of MVPDs, vMVPDs, and OTT distributors offering “skinny” programming bundles that may not include all programming of television broadcast stations and/or cable channels, such as Tennis Channel;

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

We have a high level of debt, totaling $3,892.5 million at December 31, 2018, compared to the book value of shareholders’ equity of $1,600.3 million on the same date.

Our relatively high level of debt poses the following risks, particularly in periods of declining revenues:

•	we may be unable to service our debt obligations, especially during general negative economic, financial credit, and market industry conditions;

•	we may use a significant portion of our cash flow to pay principal and interest on our outstanding debt, especially during general negative economic and market industry conditions;

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

•
because the interest rate under the Bank Credit Agreement is a floating rate, any increase will reduce the funds available to repay our obligations and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure.  As of December 31, 2018, approximately $1,438.5 million principal amount of our recourse debt relates to the Bank Credit Agreement.

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

Our Bank Credit Agreement contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations which we provide services to pursuant to LMAs and/or other outsourcing agreements and those stations provide 20% or more of our aggregate broadcast cash flows.  A default caused by an involuntary or voluntary petition filed for liquidation, reorganization or other relief of insolvency by a material third-party licensee, or a failure of a material third-party licensee to preserve and maintain its legal existence or any of its material rights, privileges or franchises including its broadcast licenses, would cause an event of default and potential acceleration under our Bank Credit Agreement. As of December 31, 2018, there were no material third party licensees as defined in our Bank Credit Agreement.

Despite current debt levels, we may be able to incur significantly more debt in the future, which could increase the foregoing risks related to our indebtedness.

At December 31, 2018, we had $484.6 million available (subject to certain borrowing conditions) for additional borrowings under the revolving credit facility (the Revolving Credit Facility) of the Bank Credit Agreement.  Under the terms of the debt instruments to which we are subject, and provided we meet certain financial and other covenants, we may be able to incur substantial additional indebtedness in the future, including additional senior debt and secured debt.  If we incur additional indebtedness, the risks described in the risk factors in this report relating to having substantial debt could intensify.

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

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities.  The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations. There can be no assurance that future acquisitions will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or business will not have an adverse outcome on the transaction.

See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of acquisitions completed in the years ended December 31, 2017 and 2016.

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

We generally purchase syndicated programming content from others rather than producing such content ourselves, therefore, we have limited control over the costs of the programming.  Often we must purchase syndicated programming several years in advance and may have to commit to purchase more than one year’s worth of programming.  We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  We also receive programming from networks with which we have network affiliation agreements. Generally, the agreements are for several years. The popularity of networks can affect revenue earned on those channels. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.

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

The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees.  The amount and quality of programming provided by each network varies.  See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels.

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

During 2016, we entered into a consent decree with the FCC pursuant to an investigation regarding allegations made by an MVPD that we violated FCC rules around negotiating retransmission consent agreements. See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith, and David B. Amy, our Vice Chairman, together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  For additional information regarding our related person transactions, see Note 13. Related Person Transactions within the Consolidated Financial Statements.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors, or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors, and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

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

As of December 31, 2018, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith hold shares representing approximately 76.6% of the common stock voting rights of the Company and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold four of our board of directors’ seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025.

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

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2019 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which would in turn give Cunningham the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a “change in control.”  Any such terminations could have an adverse effect on our results of operations.  The FCC’s multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See the risk factor below regarding the FCC's multiple ownership rules.

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children's programming, sponsorship identification, and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent.  Although both broadcast network and our on-air talent have generally been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC.  In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC.  Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming.  We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency.  Also, the FCC has various rules governing children’s television programming, including commercial matter limitations. We are subject to such rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency or children’s programming rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings.  There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided.

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

From time to time, we may be the subject of an investigation from governmental authorities. For example, as described more fully under The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets below, on January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ relating to JSAs in a specific DMA. We believe the DOJ has issued similar civil investigative demands to other companies in our industry. There can be no assurance that an investigation will not lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

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

The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Television ownership

As discussed in National Ownership Rule under Federal Regulation of Television Broadcasting within Item 1. Business, in April 2017 the FCC adopted the UHF Discount Order on Reconsideration to restore the UHF discount, which reinstatement became effective in June 2017. A Petition to Review the UHF Discount Order on Reconsideration was filed with the U.S. Court of Appeals for the D.C. Circuit in May 2017, and dismissed by the Court in July 2018. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the National Ownership Rule, including the UHF discount, which remains pending. We cannot predict the outcome of this rulemaking proceeding. Because we are near the 39% cap without application of the UHF discount, changes to the UHF discount or National Ownership Rule could limit our ability to acquire television stations in additional markets.

Under federal law, the FCC is required to review its ownership rules every four years (a "Quadrennial Review") to determine whether they are necessary in the public interest as the result of competition and to repeal or modify any regulation the FCC determines to be no longer in the public interest.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. The Ownership Order also required that JSAs that existed prior to March 31, 2014, may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs could be transferred or assigned without losing grandfathering status. The subsequent

Ownership Order on Reconsideration eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including elimination of the JSA attribution rule, are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the Third Circuit. We cannot predict the outcome of this proceeding.  If we are required to terminate or modify our JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. See Note 12. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the ultimate editorial and other controls being exercised by the latter licensee. We believe these arrangements allow us to reduce our operating expenses and enhance profitability. See Note 12. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

In addition to our LMAs, we have entered into outsourcing agreements (such as JSAs) whereby 34 stations provide various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions. For additional information, refer to Television Markets and Stations within Item 1. Business.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules. The NPRM seeks comment on whether the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule continue to be necessary in the public interest or whether they should be modified or eliminated. With respect to the Local Television Ownership Rule specifically, among other things, the NPRM seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the NPRM examines further several diversity related proposals raised in the last quadrennial review proceeding. The public comment period will begin 60 days after publication of the NPRM in the Federal Register, which publication not yet occurred. We cannot predict when the FCC will conclude the 2018 Quadrennial Regulatory Review or what the outcome of the proceeding will be.

On January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ. In each CID, the DOJ requested that the Company produce certain documents and materials relating to JSAs in a specific DMA. We believe the DOJ has issued similar civil investigative demands to other companies in our industry. We are cooperating and are in discussions with the DOJ regarding our response to the CID. At this time, we are unable to predict the outcome of the CID process, including whether it will result in any action or proceeding against us.

See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

The pendency and indeterminacy of the outcome of these ownership rules and the CID, which may limit our ability to provide services to additional or existing stations pursuant to licenses, LMAs, outsourcing agreements or otherwise, expose us to a certain amount of volatility, particularly if the outcomes are adverse to us.  Further, resolution of these ownership rules and the CID has been and will likely continue to be a cost burden and a distraction to our management and the continued absence of a resolution may have a negative effect on our business.

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

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies, and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store, and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen or Comscore and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations for live viewing Digital Video Recording playback are limited to 7 days past the original air date. Additionally, in most market, no credit is given for online viewing. The effects of new ratings system technologies, including ‘‘code readers,’’ ‘‘viewer assignment,’’ ‘‘portal people meters,’’ and ‘‘set-top boxes (used in Nielsen’s RPD+ methodology)’’ and the ability of such technologies to be a reliable standard that can be used by advertisers is still under review for accreditation from The Media Rating Council, an independent organization that monitors rating services. As of December 31, 2018, Sinclair’s footprint includes 27 markets that will use Portable People Meters, 7 Meter markets that will see Set Top Box data added, 12 markets measured by Code Reader methodology, and 48 markets measured by RPD+ methodology.

Cable providers, direct broadcast satellite companies, and telecommunication companies may include over-the-air antennas within their set-top boxes allowing them to provide free over-the-air signals to their subscribers which could result in decreases in our distributions revenues received for our signal being carried on their channels.

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

We have invested and will continue to invest in new technology initiatives which may not result in usable technology or intellectual property.

We have heavily invested in the development of the NextGen platforms as discussed in Development of Next Generation Broadcast Platform under Operating Strategy within Item 1. Business. We do not know whether the outcome of our research and development will result in technology that will be usable on our distribution platform or available to license to third parties. Additionally, even if our efforts result in usable technology, we do not know whether it will be included within the ATSC 3.0 framework. Any failure to develop this technology could result in the loss of our investment. Our cost incurred related to the development of the NextGen platform is recorded within non-media expenses within our consolidated statements of operations. Additionally, we have developed, on our own and through joint ventures, several ATSC 3.0 related patents that we will attempt to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers. We do not know whether our attempts at monetization will result in licensing arrangements that will be accepted by such equipment manufacturers or result in any royalty payments for our intellectual property rights.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements.  Approximately 800 of our employees are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

Generally, each of our stations has facilities consisting of offices, studios, sales offices, and tower and transmitter sites.  Transmitter and tower sites are located in areas to provide maximum signal coverage to our stations’ markets. We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations. See Television Markets and Stations within Item 1. Business, for a listing of our station locations. We believe that no one property represents a material amount of the total properties owned or leased. The following is a summary of our principal owned and leased real properties as of December 31, 2018:

	Owned		Leased
	Buildings	Land	Buildings	Land
	(Square Feet)	(Acres)	(Square Feet)	(Acres)
Broadcast Related Real Estate
Office and studio properties	1,969,054	960	703,763	11
Antenna and transmitter properties	293,353	2,418	125,973	438

Other Operating Real Estate
Corporate offices	60,870	5	118,463	—
Office and warehouse property	1,250	—	408,726	—

Other Non-Media Investment Real Estate
Rental property	99,913	1	—	—
Recreational property	28,000	725	—	—
Land held for development	—	702	—	—

ITEM 3.                                    LEGAL PROCEEDINGS

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business.  Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.  Except as noted under Litigation within Note 11. Commitments and Contingencies within the Consolidated Financial Statements, we do not believe the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial statements.”

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

As of February 25, 2018, there are approximately 45 shareholders of record of our Class A common stock.  This number does not include beneficial owners holding shares through nominee names.

See Note 3. Stock-Based Compensation within the Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2013 through December 31, 2018. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2013 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Sinclair Broadcast Group, Inc.	100.00	78.23	95.13	99.73	115.59	82.45
NASDAQ Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Telecommunications Index	100.00	102.75	100.20	106.61	130.48	130.76

Stock Repurchases

The following table summarizes repurchases of our stock in the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (b)
10/01/18 – 10/31/18	2,817,686	$28.44	2,817,686	$963.0
11/01/18 – 11/30/18	1,074,118	$29.68	1,074,118	$931.0
12/01/18 – 12/31/18	2,233,706	$28.19	2,233,706	$868.0

(a)	All repurchases were made in open-market transactions.

(b)
On September 6, 2016, the Board of Directors authorized a $150.0 million share repurchase authorization. On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of December 31, 2018, the remaining authorization under the program was $868.0 million.

ITEM 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements.

The information below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

STATEMENTS OF OPERATIONS DATA
(In thousands, except per share data)

	As of December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Media revenues (a), (b)	$2,918,727	$2,566,936	$2,520,676	$2,030,079	$1,799,187
Non-media revenues	136,354	69,279	101,834	95,853	69,655
Total revenues	3,055,081	2,636,215	2,622,510	2,125,932	1,868,842
Media production expenses (b)	1,191,016	1,064,144	955,604	733,199	578,687
Media selling, general and administrative expenses	629,919	533,537	501,589	431,728	372,220
Depreciation and amortization (c)	280,088	275,925	282,324	264,887	228,787
Amortization of program contract costs and net realizable value adjustments	100,899	115,523	127,880	124,619	106,629
Non-media expenses	122,491	75,199	84,733	84,239	62,533
Corporate general and administrative expenses	111,070	113,253	73,556	64,246	62,495
(Gain) loss on asset dispositions and other, net of impairment	(40,063)	(278,872)	(6,029)	278	(37,160)
Operating income	659,661	737,506	602,853	422,736	494,651
Interest expense and amortization of debt discount and deferred financing costs	(291,976)	(212,315)	(211,143)	(191,447)	(174,862)
Loss from extinguishment of debt	—	(1,404)	(23,699)	—	(14,553)
(Loss) income from equity method investments	(60,831)	(14,307)	906	709	2,313
Other income, net	3,369	9,264	3,973	1,795	4,998
Income before income taxes	310,223	518,744	372,890	233,793	312,547
Income tax benefit (provision)	35,775	75,360	(122,128)	(57,694)	(97,432)
Net income	345,998	594,104	250,762	176,099	215,115
Net income attributable to noncontrolling interests	(4,757)	(18,091)	(5,461)	(4,575)	(2,836)
Net income attributable to Sinclair Broadcast Group	$341,241	$576,013	$245,301	$171,524	$212,279
Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$3.38	$5.77	$2.62	$1.81	$2.19
Diluted earnings per share	$3.35	$5.72	$2.60	$1.79	$2.17
Dividends declared per share	0.74	$0.72	$0.71	$0.66	$0.63

	Years Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$1,060,330	$681,326	$259,984	$149,972	$17,682
Total assets	$6,572,092	$6,784,470	$5,963,168	$5,432,315	$5,410,328
Total debt (d)	$3,892,455	$4,048,650	$4,203,848	$3,854,360	$3,886,872
Total equity	$1,600,320	$1,534,366	$557,936	$499,678	$405,343

(a)	Media revenues include advertising revenue, distribution revenue, and other media related revenues.

(b)
Amounts have been revised in accordance with the adoption of the accounting guidance affecting ASC 606, as discussed under Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

(c)	Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(d)	Total debt is defined as notes payable, capital leases, and commercial bank financing, including the current and long-term portions.

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

Executive Overview — a description of our business, summary of significant events and financial highlights from 2018, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2018, 2017, and 2016, including comparisons between years and certain expectations for 2019; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy, and a summary of our contractual cash obligations and off-balance sheet arrangements.

EXECUTIVE OVERVIEW

We are a diversified television broadcasting company with national reach and a strong focus on using our spectrum to bring together content providers, advertisers, and consumers on various platforms. The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, our own networks, and other original programming produced by us. We also distribute our original programming, and owned and operated networks, on other third-party platforms. Additionally, we own digital and internet media products that are complementary to our extensive portfolio of television station related digital properties. We focus on offering marketing solutions to advertisers through our television and digital platforms and digital agency services. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

We have one reportable operating segment: “Broadcast.” Our Broadcast segment is comprised of all of our television stations. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within “Other”. Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location. Other and Corporate are not reportable segments.

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

Summary of Significant Events and Financial Highlights from 2018

Television and Digital Content

•
In January 2018, the Company entered into multi-year affiliation renewals with ABC that extend affiliations across all Sinclair stations to 2022. Additionally, ABC renewed affiliations with certain third-parties that the Company provides sales and other services to under a joint sales agreement

•
In January 2018, Circa expanded its digital footprint with the debut of a video-driven, live news app, providing unique live video covering a wide range of breaking news stories that are in-the-moment, pushing trending issues, alerting users as stories are developing.

•	In February 2018, the Company entered into a multi-year renewal with Nielsen Holdings for TV ratings services.

•
In February 2018, the Company entered into multi-year affiliation renewals with NBC in three markets, including KSNV in Las Vegas, NV; WJAC in Johnstown, PA; and WTOV in Wheeling, WV. Additionally, NBC renewed an affiliation with KRNV in Reno, NV that the Company provides sales and other services to under a joint sales agreement.

•	In June 2018, the FAA granted the Company permission to fly our newsgathering unmanned aircraft systems (UAS) beyond daylight operations, a restriction which most UAS operators are subject.

•
In August 2018, the Company launched CompulseOTT, a new over-the-top advertising platform exclusively focused on OTT advertising which will offer advertisers commercials in :15 and :30 second lengths on leading OTT distribution platforms such as Roku, AppleTV, gaming consoles, SmartTV’s, and streaming sticks.

•
Sinclair’s newsrooms, dedicated to impactful journalism with a local focus, won 338 awards in 2018, including two National RTDNA Edward R. Murrow Awards at Circa and KOMO-TV awarded in May; 45 Regional RTDNA Edward R. Murrow Awards by 21 newsrooms; and 84 Emmy's at 23 newsrooms.

•
The Company produced and/or aired 93 debates during the 2018 election cycle, including hosting debates for US Senate, House of Representatives, Gubernatorial, Mayor, County Executive, City and County Council, and Attorney General races.

•
In January 2019, the Company launched STIRR, a free, ad-supported streaming service that will include access to some of the most popular national news, sports, entertainment and digital first channels, a robust video on demand library and a new local channel featuring programming based on a user's location, ensuring that viewers can still access the local news and lifestyle programming that is relevant to their everyday life.

•
In January 2019, the Company and the licensees of stations to which the Company provides services, and NBC entered into multi-year renewals of NBC affiliates in 13 markets, including KTVM and KDBZ in Butte/Bozeman MT, KMTR, KTCW and KMCB in Eugene OR, WEYI in Flint/Saginaw/Bay City MI, WNBW in Gainesville FL, KECI and KCFW in Missoula MT, WPMI in Mobile AL/Pensacola FL, WJAR in Providence RI, WOAI in San Antonio TX, WSTM in Syracuse NY, WTWC in Tallahassee FL, WNWO in Toledo OH, WPBN and WTOM in Traverse City/Cadillac MI, and WCYB in Tri-Cities TN-VA.

•
In February 2019, the Company and the licensees of stations to which the Company provides services, and FOX Broadcasting Company entered into amendments to multi-year renewals of the 26 FOX affiliations that were previously renewed as part of the agreement entered in May 8, 2018, revising certain aspects of such agreements and waiving any termination rights the parties may have had with respect to such agreements.

•
In February 2019, the Company and the Chicago Cubs (the Cubs) announced the formation of a joint venture that will own and operate Marquee Sports Network (Marquee), a regional sports network (RSN) based in Chicago, Illinois. Marquee will be the Chicago-region’s exclusive network for fans to view live Cubs games beginning with the 2020 Major League Baseball season and will also feature exclusive Cubs content and other local sports programming. In addition to the execution of the joint venture agreement, the Cubs simultaneously entered into a long-term rights agreement with Marquee.

Broadcast Distribution

•	In January 2018, the Company entered into a multi-year retransmission renewal with Verizon Fios for the carriage of Sinclair stations on its platforms.

•	In April 2018, the Company entered into a multi-year retransmission renewal with Cox for the carriage of Sinclair stations, Tennis Channel, and Sinclair’s national networks on its platforms.

•
In August 2018, the Company entered into a multi-year retransmission renewal with Altice for the carriage of the Company's stations, Tennis Channel, and the Company's national networks on its Optimum and Suddenlink owned systems.

•
In October 2018, the Company entered a distribution agreement for its ABC, CBS, FOX and NBC affiliates to be re-launched on Sony’s Playstation Vue where PlayStation Vue carries local channels, and announced that Playstation Vue will also be launching Tennis Channel and the Company's 24-hour science fiction channel, Comet.

•
In December 2018, the Company and the DISH Network (DISH) entered into a multi-year agreement for the continued carriage of the Company’s broadcast television stations and Tennis Channel on DISH's direct broadcast satellite platform and additional carriage of one of Sinclair's emerging networks. The companies also agreed to carriage of Sinclair-owned networks, including Tennis Channel, on DISH's Sling TV.

•
In January 2019, the Company entered into a multi-year retransmission renewal with Mediacom for the carriage of the Company's stations, Tennis Channel, and the Company's emerging networks on its systems.

ATSC 3.0

•
In January 2018, the Company and Imagine Communications reached an agreement to collaborate on the new monetization opportunities of ATSC 3.0 digital television technology. By providing oversight in the product development process and beta testing for both ATSC 1.0 and 3.0 models, the Company will play a critical role in the development of Imagine's next-generation business process systems for traffic, ad sales, and data analytics that allow for unit- and impression-based buys.

•
In January 2018, the Company, Nexstar, Univision and American Tower announced the first domestic deployment of the NextGen TV standard and a single frequency network in Dallas, TX. The deployment will involve multiple stations, NextGen TV program transmissions, and simulcasts on 1.0 host stations using customized channel sharing agreements. The Single Frequency Network sites will allow us to validate the mobile, customized programming, and other data-use cases enabled by the ATSC 3.0 standard.

•	In January 2018, the Company and SK Telecom entered into an MOU for the development of systems to allow the convergence of NextGen and 5G data delivery.

•
In April 2018, India based OTT/Cloud solutions company Gaian Solutions, the Company, and our subsidiary ONE Media 3.0, LLC signed an MOU to work together to create a Next Generation Broadcast Platform to support the Company's ATSC 3.0 vision and plan to deploy a proof of concept.

•
In January, ONE Media 3.0, LLC, a subsidiary of the Company, and Saankhya Labs in collaboration with VeriSilicon and Samsung Foundry announced the completed design and development of a mobile chip die that supports ATSC 3.0 and other global standards. The compact design and low power operation make it a perfect receive device for mobile and portable applications. Reference designs are underway that will be used with cell phones and tablet devices.

•
In January, the Company and SK Telecom announced a joint venture agreement to lead the next-generation, hybrid wireless market in the U.S. and globally. The two companies will collaborate on technologies and services that will bring together mobile-wireless, including 5G, and over-the-air wireless to support hybrid business solutions.

•
In January, the Company, SK Telecom and Harman signed a Memorandum of Understanding to jointly develop and commercialize digital broadcasting network-based automotive electronics technology for global markets.

Financing and Shareholder Returns

•
On September 6, 2016, the Board of Directors authorized a $150.0 million share repurchase authorization. On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  During 2018, we repurchased an additional 7.8 million shares for $220.9 million. During 2019, we repurchased an additional 3.5 million shares for $105.0 million as of March 1, 2019.

•
For the year ended December 31, 2018, we paid dividends of $0.74 per share, including an increase from $0.18 to $0.20 in the fourth quarter of 2018. In February 2019, we declared a quarterly cash dividend of $0.20 per share.

Other Legal and Regulatory

•
In July 2018, the FCC released an HDO to commence a hearing before an ALJ with respect to the Company’s proposed acquisition of Tribune.  In August 2018, Sinclair received a termination notice of its Merger Agreement from Tribune. In response, Sinclair withdrew with prejudice its FCC application to acquire Tribune and filed with the ALJ a notice of withdrawal of the applications and motion to terminate the hearing. In September, the FCC's Enforcement Bureau notified the ALJ that it did not oppose the termination of the hearing. The motion remains pending at the office of the ALJ. See Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
In August 2018, Tribune filed a lawsuit against Sinclair in the Delaware Chancery Court for breach of contract. On August 29, 2018, Sinclair filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint filed by Tribune in the Delaware Court of Chancery. See Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
In August 2018, a putative Sinclair shareholder, filed a class action complaint alleging that the Company and other defendants violated the federal securities laws by issuing false or misleading disclosures concerning the Merger prior to the termination thereof.  See Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
During the third quarter of 2018, twenty-two putative class action lawsuits were filed against the Company and other broadcasters alleging that the defendants conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States, in violation of the Sherman Antitrust Act, and, in one case, state consumer protection and tort laws. See Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

•
On November 6, 2018, the Company and a number of other broadcasters agreed to enter into a proposed consent decree with the Department of Justice (DOJ).  This consent decree resolves the Department of Justice’s investigation into the sharing of pacing information among certain stations in some local markets.  The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The consent decree is not an admission of any wrongdoing by the Company, and does not subject Sinclair to any monetary damages or penalties. See Note 11. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

Other Events

•	In January 2018, Rob Weisbord assumed the role of Chief Revenue Officer for the Company, a new role reflecting the increased diversification of our business and new revenue streams we are creating.

•
In April 2018, Sinclair Vice President of Advanced Technology, Mark Aitken, was awarded the 2018 NAB Television Engineering Achievement Award for his leadership in the development of Next Gen TV and the Company's Chief Revenue Officer, Rob Weisbord, was honored with the Technology Leadership Award, one of the most highly recognized tech awards in the TV industry, presented by the industry publications, Broadcasting & Cable and TV Technology to executives who have become outstanding tech leaders.

•
In May 2018, the Company awarded its Broadcast Diversity Scholarship to seven applicants, distributing over $30,000 in financial assistance to students demonstrating a promising future in the broadcast industry.

•
In June 2018, at the Company's Annual Shareholders' Meeting, the Company's shareholder's re-elected its eight Directors and ratified the appointment of PricewaterhouseCoopers as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2018.

•	In June 2018, Brian Bark joined the Company as Vice President / Chief Information Officer, responsible for the Company's workplace technology strategy.

•
In July 2018, the Company's stations News 3 (KSNV) and the CW Las Vegas (KVCW) were named “2018 St. Jude Dream Home Station of the Year” for their successful campaign to raise $850,000 for St. Jude Children’s Research Hospital and the giveaway of a home.

•
In August 2018, the Company's station, KRCR in Redding CA, partnered with the Salvation Army to aid short- and long-term disaster relief efforts for the victims of the Carr fire, with a mission to raise money to provide evacuees with basic necessities. The Company and viewers in our markets combined to contribute more than $400,000 to the fundraising effort.

•
In September 2018, the Company held a coordinated "Stand Strong for the Carolina's" relief-effort, in which the Company and viewers in our markets combined to contribute $240,000 to the Salvation Army, who was helping victims of Hurricane Florence in North Carolina and the surrounding impacted region.

•
In October 2018, the Company held a coordinated "Stand Strong for the Gulf Coast" relief-effort, in which Sinclair and viewers in our markets combined to contribute more than $85,000 to the Salvation Army, who was helping victims of Hurricane Michael in the Florida Panhandle and the surrounding impacted region.

•	In 2018, the Company donated a total of $150,000 to support the Salvation Army's disaster relief work related to the California wildfires, Hurricane Florence and Hurricane Michael.

•	In January 2019, the Board of Directors voted to increase the size of the board from eight to nine members and named the Honorable Benson Everett Legg to serve as its newest member.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, program contract costs, income taxes, variable interest entities, and transactions with related parties.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

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

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees; to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

The Company generates distribution revenue through fees received from MVPDs, vMVPDs, and OTT providers for the right to distribute our broadcast channels and cable networks on their distribution platforms. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 90 days. Historical adjustments to subscriber estimates have not been material.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price which is generally based on the prices charged to customers.

Valuation of Goodwill and Indefinite-Lived Intangible Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2018, our consolidated balance sheet includes $2,123.9 million and $158.2 million of goodwill and indefinite-lived intangible assets, respectively.

In the performance of our annual goodwill and indefinite-lived intangible asset impairment assessments we have the option to qualitatively assess whether it is more likely-than-not that the respective asset has been impaired.  If we conclude that it is more-likely-than-not that a reporting unit or an indefinite-lived intangible asset is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or indefinite-lived intangible asset to its respective carrying value.  See Impairment of Goodwill, Intangibles and Other Long-Lived Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion of the significant judgments and estimates inherent in both qualitatively assessing whether impairment may exist and estimating the fair values of the reporting units and indefinite-lived intangible assets if a quantitative assessment is deemed necessary.

For our annual goodwill impairment tests in 2018, 2017, and 2016, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments.  For one reporting unit in 2016, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value.

For our annual impairment tests for indefinite-lived intangible assets in 2018 and 2017, we concluded that it was more-likely-than-not that the assets were not impaired as a result of our qualitative assessments. In 2016, as a result of our qualitative and quantitative assessments, we concluded that is was more-likely-than-not that these assets were not impaired.

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

Program Contract Costs.  As discussed in Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the program is available for its first showing or telecast.  These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV), management estimates future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation.  If our estimates of future advertising revenues decline, amortization expense could be accelerated or NRV adjustments may be required.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more-likely-than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2018, 2017, and 2016 a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies, and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Variable Interest Entities (VIEs).  As discussed in Note 12. Variable Interest Entities within the Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services to pursuant to arrangements, including LMAs, JSAs, and SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.

Transactions with Related Parties. We have determined that we conduct certain business related transactions with related persons or entities. See Note 13. Related Person Transactions within the Consolidated Financial Statements for discussion of these transactions.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of recent accounting policies and their impact on our financial statements.

RESULTS OF OPERATIONS

In general, this discussion is related to the results of operations.  The results of the acquired stations are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of stations acquired.  Unless otherwise indicated, references in this discussion and analysis to 2018, 2017, and 2016 are to our fiscal years ended December 31, 2018, 2017, and 2016, respectively.  Additionally, any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, and December 31, respectively, for the year being discussed.  We have one reportable segment, “broadcast” that is disclosed separately from our other and corporate activities.

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

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2018, 2017, and 2016 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2018	2017	2016
Media revenues (a) (b)	$2,918.7	$2,566.9	$2,520.7
Other non-media revenues	136.4	69.3	101.8
Total revenues	3,055.1	2,636.2	2,622.5
Media production expenses (a)	1,191.0	1,064.1	955.6
Media selling, general and administrative expenses (a)	629.9	533.5	501.6
Depreciation and amortization	381.0	391.5	410.1
Non-media expenses	122.5	75.2	84.7
Corporate general and administrative expenses	111.1	113.3	73.6
Gain on asset dispositions and other, net of impairments	(40.1)	(278.9)	(6.0)
Operating income	$659.7	$737.5	$602.9
Net income attributable to Sinclair Broadcast Group	$341.2	$576.0	$245.3

(a)
Our media related revenues and expenses are primarily derived from our broadcast segment, but also from our other media related business, including our networks and content such as Tennis Channel, Comet, CHARGE!, TBD, and non-broadcast digital properties. The results of our broadcast segment and the other media businesses are discussed further below under Broadcast Segment and Other, respectively.

(b)
See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of the adoption of the new accounting principles for revenue recognition.

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment, for the years ended December 31, 2018, 2017, and 2016 (in millions):

				Percent Change Increase / (Decrease)
	2018	2017	2016	‘18 vs.‘17	‘17 vs.‘16
Revenue:
Advertising revenue	$1,484.2	$1,315.0	$1,480.2	12.9%	(11.2)%
Distribution revenue	1,185.8	1,032.8	890.6	14.8%	16.0%
Other media revenue	44.7	45.8	46.2	(2.4)%	(0.9)%
Media revenues	$2,714.7	$2,393.6	$2,417.0	13.4%	(1.0)%

Operating Expenses:
Media production expenses	$1,081.4	$963.7	$874.1	12.2%	10.3%
Media selling, general and administrative expenses	$529.3	$470.0	$466.2	12.6%	0.8%
Amortization of program contract costs and net realizable value adjustments	$100.9	$115.5	$127.9	(12.6)%	(9.7)%
Corporate general and administrative expenses	$100.2	$101.7	$67.0	(1.5)%	51.8%
Depreciation and amortization expenses	$251.4	$244.4	$247.1	2.9%	(1.1)%
(Gain) on asset dispositions and other, net of impairment	$(100.0)	$(225.8)	$(4.6)	(55.7)%	n/m

n/m — not meaningful

Revenues

Advertising revenue.  Advertising revenue increased $169.2 million in 2018, when compared to 2017. The increase is primarily related to an increase in political advertising revenue of $221.2 million, as 2018 is a political year and $32.9 million related to stations not included in the same period in 2017. These increases were partially offset by decreases in certain categories, notably $37.5 million in automotive, $20.2 million in food, $18.1 million in home products, and $7.4 million in schools due to political crowding out, the Super Bowl being carried on fewer of our stations than in the prior year, and the Olympics which is carried on NBC.

Advertising revenue decreased $165.2 million in 2017, when compared to the same period in 2016. These decreases primarily related to a $169.7 million decrease in political advertising, as 2016 was a political year, and decreases in certain categories, notably a $9.3 million decrease in schools. The decreases were partially offset by $16.9 million related to stations not included in the same period in 2016.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue for the Twelve Months Ended December 31,
	2018	2017	2016
Local news	33.6%	31.8%	31.6%
Syndicated/Other programming	28.3%	30.1%	30.1%
Network programming	24.9%	24.9%	25.4%
Sports programming	10.2%	9.7%	9.5%
Paid programming	3.0%	3.5%	3.4%

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2018, 2017, and 2016:

	# of	Percent of Advertising Revenue for the Twelve Months Ended December 31,
	Channels (a)	2018	2017	2016
ABC	41	28.4%	29.0%	27.9%
FOX	59	23.5%	25.2%	24.2%
CBS	30	20.3%	19.7%	20.3%
NBC	24	16.1%	12.5%	14.2%
CW	47	6.2%	6.9%	7.0%
MNT	39	4.2%	5.2%	5.1%
Other (b)	365	1.3%	1.5%	1.3%
Total	605

(a)
See Television Markets and Stations within Item 1. Business for further detail on our channels. We acquired certain television stations during 2017 and 2016, with a variety of network affiliations. This acquisition activity affects the year-over-year comparability of revenue by affiliation. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of stations acquired.

(b)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Estrella TV, Get TV, Grit, Me TV, Movies!, Nevada Sports Network, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Distribution revenue. Distribution revenue increased $153.0 million in 2018 when compared to the same period in 2017. Distribution revenue related to stations not included in the same period in 2017 was $28.1 million. The remaining increase was primarily due to increase in rates, partially offset by a decrease in subscribers.

Distribution revenue increased $142.2 million in 2017 when compared to the same period in 2016. Distribution revenue related to stations not included in the same period in 2017 was $13.8 million. The remaining increase was primarily due to an increase in rates, partially offset by a decrease in subscribers.

Expenses

Media production expenses.  Media production expenses increased $117.7 million during 2018 compared to 2017. The increase is primarily related to $25.5 million from stations not included in the same period in 2017, $107.6 million from increases in fees pursuant to network affiliation agreements, and a $12.2 million increase in employee compensation cost and retirement benefits. These increases were partially offset by a $16.9 million decrease in fees related to rating services, and other decreases in marketing and advertising cost, production cost, and outside services.

Media production expenses increased $89.6 million during 2017 compared to 2016, of which $19.4 million related to stations not included in the same period of 2016. The remaining increase for the year was primarily related to increases in fees pursuant to network affiliation agreements due to higher retransmission revenue and viewership measurement costs, partially offset by a decrease to network inventory fees related to renewed network agreements and a decline in external news profit sharing.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses increased $59.3 million during 2018 compared to 2017. The increase is primarily due to $13.4 million of expenses related to stations not included in the same period in 2017, a $10.6 million increase in third-party fulfillment costs from our digital business, a $9.4 million increase related to employee compensation cost and retirement benefits, a $8.7 million increase in information technology costs, a $12.2 million increase in certain costs related to higher advertising sales, such as commissions and transaction processing costs.

Media selling, general and administrative expenses increased $3.8 million during 2017 compared to 2016. The increase is primarily due to $10.1 million of expenses related to stations not included in the same period in 2016, increased expenses related to digital offerings, and increased compensation expenses. These increases were partially offset by a settlement with the FCC in June 2016 for the amount of $9.5 million and a decrease in national sales commissions.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $14.6 million during 2018 compared to 2017. The decrease is primarily due to $10.7 million of expenses related to the timing of amortization on long term contracts and decreases in program renewal costs, and a $6.0 million decrease due to expired program contracts. The decreases were partially offset by $1.8 million of amortization related to stations not included in the same period of 2017.

The amortization of program contract costs decreased $12.4 million during 2017 compared to 2016. The decrease is primarily due to the timing of amortization on long term contracts and a decrease in program renewal costs. The decreases were partially offset by $1.7 million of amortization related to the stations not included in the same period of 2016, and an increase to amortization cost from new programs added since 2016.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $7.0 million during 2018 compared 2017, primarily related to $11.9 million of depreciation and amortization related to stations not included in the same period of 2017, partially offset by $5.5 million of depreciation and amortization related to assets retired during 2018.

Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $2.7 million during 2017 compared to 2016 primarily related to assets becoming fully depreciated, which is greater than the added depreciation from capital expenditures. The decrease was partially offset by $6.0 million related to a station not included in the same period of 2016.

Gain on asset dispositions and other, net of impairments. During the years ended 2018 and 2017, our broadcast segment recorded a gain on asset dispositions and other, net of impairments of $100.0 million and $225.8 million respectively. The gains primarily related to $83.3 million and $225.3 million of gains recognized in 2018 and 2017, respectively, related to the broadcast incentive auction. We also recorded a $5.8 million gain in 2018 related to reimbursements for the spectrum repack. See Broadcast Incentive Auction within Note 2. Acquisitions and Dispositions of Assets for further discussion of the broadcast incentive auction and spectrum repack.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (Other) for the periods presented (in millions):

				Percent Change (Increase/(Decrease))
	2018	2017	2016	‘18 vs.‘17	‘17 vs.‘16
Revenue:
Advertising revenue	$75.5	$54.4	$28.2	38.8%	92.9%
Distribution revenue	112.9	107.0	65.4	5.5%	63.6%
Other media revenues	15.7	11.9	10.1	31.9%	17.8%
Media revenues	$204.1	$173.3	$103.7	17.8%	67.1%
Non-media revenues	$136.4	$69.3	$101.8	96.8%	(31.9)%

Operating Expenses:
Media expenses	$210.2	$163.9	$116.9	28.2%	40.2%
Non-media expenses	$122.5	$75.2	$84.7	62.9%	(11.2)%
Corporate general and administrative expenses	$0.9	$1.0	$2.5	(10.0)%	(60.0)%
Loss (gain) on asset dispositions and other, net of impairments	$60.0	$(53.1)	$(1.4)	n/m	n/m
(Loss) income from equity method investments	$(60.8)	$(14.3)	$0.9	n/m	n/m

n/m — not meaningful
Media revenues and expenses. Media revenue included within Other primarily relates to our owned networks, content, and non-broadcast digital businesses. Media revenue increased $30.8 million during 2018 compared to 2017. The increase is primarily related to a $20.2 million increase in advertising revenue mostly related to the expansion of our non-broadcast digital initiatives and certain owned networks, and a $5.6 million increase in Tennis distribution revenues. Media revenue increased by $69.6 million during 2017 compared to 2016. The increase is primarily related to a $41.4 million increase in distribution revenues from MVPDs for Tennis, a $12.4 million increase in advertising revenue from certain owned networks, and a $11.3 million increase from our non-broadcast digital and internet businesses.

Media expenses included within Other primarily relates to the media production expenses and media selling, general and administrative expenses related to the operations of our owned networks, content, and non-broadcast digital businesses. Media expenses increased $46.3 million during 2018 when compared to 2017. The increase is primarily related to a $36.1 million increase to selling, general and administrative cost related to our non-broadcast digital initiatives and certain owned networks and a $5.2 million increase to program and production expenses related to certain owned networks. Media expenses increased $47.0 million during 2017 when compared to 2016. The increase is primarily related a $23.0 million increase from Tennis, which was acquired during the first quarter of 2016, a $15.2 million increase to selling, general and administrative cost related to our new non-broadcast digital and internet initiatives, and $1.6 million increase to program and productions costs related to the start-up of certain owned networks and content.

Non-media revenues and expenses. Non-media revenue included within Other primarily relates to our broadcast technical businesses and consolidated investments in real estate and other business ventures. Non-media revenue increased $67.1 million during 2018 when compared to 2017. The increase is primarily related to a $68.7 million increase in broadcast equipment sales, partially offset by a $7.8 million decrease due to the sale of a consolidated investment in an alarm monitoring business in March 2017. Non-media revenue decreased $32.5 million during 2017 when compared to 2016. The decrease in revenue is primarily due to the sale of a consolidated investment in an alarm monitoring business in early March 2017, partially offset by increases in revenues related to an increase in broadcast equipment sales.

Non-media expenses included within Other primarily relates to our broadcast technical businesses and consolidated investments in real estate and other business ventures. Additionally, non-media expenses include costs to develop the ATSC 3.0. Non-media expenses increased $47.3 million during 2018 when compared to 2017. The increase in expenses is primarily related to a $43.7 million increase in costs associated with an increased volume of broadcast equipment sales. Non-media expenses decreased $9.5 million during 2017 when compared to 2016. The decrease in expenses is primarily due to the sale of a consolidated investment in an alarm monitoring business in early March 2017, partially offset by an increases in revenues related to an increase in broadcast equipment sales and an increase in research and development costs related to ONE Media.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss (gain) on asset dispositions and other, net of impairments. During the year ended 2018, we recorded a non-cash impairment of $59.6 million related to a real estate development project, which is reflected in gain on asset dispositions and other, net of impairments within our statements of operations. In March 2017, we sold Alarm for $200.0 million less working capital and transaction costs. We recognized a gain on the sale of Alarm of $53.0 million, of which $12.3 million was attributable to non-controlling interests; included in the gain on asset dispositions and other, net of impairments, and net income attributable to the noncontrolling interests, respectively, on the consolidated statement of operations.

Loss from equity investments. Losses from equity investments for the year ended December 31, 2018 increased by $46.5 million when compared to 2017. Losses from equity investments for the year ended December 31, 2017 increased by $15.2 million when compared to 2016. The increase for both 2018 and 2017 is primarily related to investments in sustainability initiatives.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the years ended December 31, 2018, 2017, and 2016 (in millions):

				Percent Change (Increase/(Decrease))
	2018	2017	2016	‘18 vs. ‘17	‘17 vs. ‘16
Corporate general and administrative expenses	$111.1	$113.3	$73.6	(1.9)%	53.9%
Interest expense	$292.0	$212.3	$211.1	37.5%	0.6%
Loss from extinguishment of debt	$—	$1.4	$23.7	n/m	(94.1)%
Income tax benefit (provision)	$35.8	$75.4	$(122.1)	(52.5)%	n/m

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment. The table above and the explanation that follows covers total consolidated corporate general and administrative expenses.

Corporate general and administrative expenses decreased in total by $2.2 million in 2018 compared to 2017 primarily related to a $6.8 million decrease to employee compensation cost primarily due to one-time bonuses paid in 2017 as a result of the tax law change, partially offset by an increase of $5.5 million to group insurance cost.

Corporate general and administrative expenses increased in total by $39.7 million in 2017 compared to 2016 primarily related to legal and consulting fees related to our completed and pending acquisitions, and spectrum auction expenses, as well as increased employee compensation costs.

We expect corporate general and administrative expenses to decrease in 2019 compared to 2018 primarily as a result of lower professional and legal fees.

Interest expense. The table above and explanations that follows cover total consolidated interest expense. Interest expense increased by $79.7 million in 2018 compared to 2017. The increase is primarily related to $78.5 million in ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition which was subsequently terminated and increased interest expense of $9.0 million for term loans primarily related to year-over-year increases in LIBOR. The increases were partially offset by a $6.4 million decrease related to debt financing fees expensed in 2017 related to the amendment of certain terms and extension of the maturity date of Term Loan B under the existing Bank Credit Agreement.

Interest expense increased by $1.2 million in 2017 compared to 2016 primarily due to $6.4 million in debt financing fees expensed related to the amendment in January 2017 of certain terms and extension of the maturity date of Term Loan B under the existing Bank Credit Agreement, partially offset by the net effect of the redemption of $350.0 million of 6.375% senior unsecured notes (the 6.375% Notes) in August 2016 and the offering of $400.0 million of senior unsecured notes bearing a more favorable interest rate of 5.125% (the 5.125% Notes) in August 2016.

Excluding the one-time payment of the ticking fees for financing commitments for the terminated merger with Tribune, we expect interest expense to increase in 2019 compared to 2018 due to increases in LIBOR.

Loss from extinguishment of debt. We recognized a loss on extinguishment of debt of $23.7 million for the year ended December 31, 2016 related to the redemption of the 6.375% Notes in August 2016.

Income tax benefit (provision). The 2018 income tax benefit for our pre-tax income (including the effects of noncontrolling interest) of $305.5 million resulted in an effective tax rate of (11.7)%. The 2017 income tax benefit for our pre-tax income (including the effects of noncontrolling interest) of $500.7 million resulted in an effective tax rate of (15.1)%. The increase in the effective tax rate from 2017 to 2018 is primarily due to the 2017 tax benefit of the impact of the re-measurement of our deferred tax assets and liabilities related to the reduction of the U.S. federal tax rate from 35.0% to 21.0% under Tax Cuts and Jobs Act (Tax Reform) exceeding the tax benefits of the greater 2018 federal tax credits, lower 2018 federal tax rate, and lower 2018 state taxes due to the impact of a change in apportionment on certain state deferred tax liabilities.
The 2016 income tax provision for our pre-tax income (including the effects of the noncontrolling interest) of $367.4 million resulted in an effective tax rate of 33.3%. The decrease in the effective tax rate from 2016 to 2017 is primarily due to the re-measurement of our deferred tax assets and liabilities related to the reduction of the U.S. federal tax rate from 35.0% to 21.0%, effective January 1, 2018, under Tax Reform.

As of December 31, 2018, we had a net deferred tax liability of $413.3 million as compared to a net deferred tax liability of $515.2 million as of December 31, 2017. The decrease primarily relates to a reduction in deferred tax liabilities for the book-to-tax basis differences on the indefinite-lived intangibles sold in the Broadcast Incentive Auction.

As of December 31, 2018, we had $6.6 million of gross unrecognized tax benefits. Of this total, $6.1 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. As of December 31, 2017, we had $7.2 million of gross unrecognized tax benefits. Of this total, $6.6 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. We recognized $0.3 million and $0.6 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2018 and 2017, respectively. See Note 10. Income Taxes within the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had net working capital of approximately $1,211.3 million, including $1,060.3 million in cash and cash equivalent balances. As of December 31, 2018, we also had $484.6 million of remaining borrowing capacity under our revolving credit facility.  Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

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

For the year ended December 31, 2018, we were in compliance with all of the covenants related to our Bank Credit Agreement, 5.125% Notes, 5.375% Notes, 5.625% Notes, 5.875% Notes, and 6.125% Notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2018, 2017, and 2016 (in millions):

	2018	2017 (a)	2016 (a)
Net cash flows from operating activities	$647.4	$431.4	$611.6
Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(105.1)	$(83.8)	$(94.5)
Acquisition of businesses, net of cash acquired	—	(271.3)	(425.7)
Proceeds from the sale of assets	1.6	195.2	17.2
Purchase of alarm monitoring contracts	—	(5.7)	(40.2)
Investments in equity investees	(35.8)	(55.1)	(51.2)
Distributions from equity method investees	22.8	12.2	6.8
Spectrum auction proceeds	—	310.8	—
Loan to affiliates	—	19.5	(19.5)
Other, net	(1.7)	(7.2)	(2.4)
Net cash flows (used in) from investing activities	$(118.2)	$114.6	$(609.5)
Cash flows (used in) from financing activities:
Proceeds from notes payable, commercial bank financing and capital leases	$4.3	$166.8	$1,024.9
Repayments of notes payable, commercial bank financing and capital leases	(166.8)	(340.1)	(674.4)
Proceeds from the sale of Class A Common Stock	—	487.9	—
Dividends paid on Class A and Class B common stock	(74.6)	(71.4)	(65.9)
Repurchase of outstanding Class A Common Stock	(220.9)	(30.3)	(136.3)
Payments for deferred financing costs	(0.9)	(0.7)	(35.5)
Distributions to noncontrolling interests	(8.9)	(22.4)	(10.5)
Other, net	3.0	—	2.1
Net cash flows (used in) from financing activities	$(464.8)	$189.8	$104.4

(a) See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of new accounting principles related to the classification of certain cash receipts and cash payments.

Operating Activities

Net cash flows from operating activities increased during the year ended December 31, 2018 compared to the same period in 2017.  This change is primarily due to an increase in cash received from customers driven from an increase in political advertising and distribution revenue.

Net cash flows from operating activities decreased during the year ended December 31, 2017 compared to the same period in 2016.  This change is primarily due to a decrease in political advertising spending as 2017 was a non-election year and an increase in income taxes paid, partially offset by the additional cash received from customers of businesses acquired during 2017.

Investing Activities

Net cash flows from investing activities decreased during the year ended December 31, 2018, compared to the same period in 2017. This decrease is primarily due to the proceeds received in 2017 from the spectrum auction and the sale of Alarm. This decrease was partially offset by the decrease of cash paid related to the acquisition of businesses.

Net cash flows used in investing activities increased during the year ended December 31, 2017, compared to the same period in 2016. This increase is primarily due to the proceeds received from the spectrum auction, the sale of Alarm, a decrease in amounts paid for the acquisition of businesses, and a decrease in capital expenditures.

Financing Activities

Net cash flows from financing activities decreased during the year ended December 31, 2018, compared to the same period in 2017. The decrease is primarily due to a higher volume Class A Common Stock repurchases in 2018 and the proceeds received from the public offering of Class A Common Stock during the first quarter of 2017.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2018 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS (a)

	Total	2019	2020-2021	2022-2023	2024 and thereafter
Notes payable, capital leases and commercial bank financing (b)	$4,959.2	$247.7	$1,108.0	$837.8	$2,765.7
Operating leases	301.8	32.1	60.9	51.0	157.8
Program content (c)	1,623.1	553.7	791.8	277.6	—
Programming services (d)	315.8	126.8	115.3	62.2	11.5
Other (e)	139.7	47.5	24.1	33.6	34.5
Total contractual cash obligations	$7,339.6	$1,007.8	$2,100.1	$1,262.2	$2,969.5

(a)	Excluded from the table above are $6.6 million of accrued unrecognized tax benefits. Due to inherent uncertainty, we cannot make reasonable estimates of the amount or the period payments will be made.

(b)
Includes interest on debt and capital leases, including notes and capital leases payable to related parties. Estimated interest on our variable rate debt has been calculated at an effective weighted interest rate of 4.59% as of December 31, 2018. Variable rate debt represents $1.5 billion of our $3.9 billion total face value of debt as of December 31, 2018. See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion of the changes to notes payable, capital leases, and commercial bank financing during 2018 and Note 13. Related Person Transactions within the Consolidated Financial Statements for further discussion of related parties.

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

(e)
Other includes obligations related to post-retirement benefits, maintenance and support, other corporate contracts, other long-term liabilities, commitments to contribute capital to various non-media private equity investments, and LMA and outsourcing agreements. Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counter-party. The fees that we are required to pay under these agreements total $5.9 million, $7.9 million, $0.4 million for the periods 2019, 2020-2021, and 2022-2023, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in the table above.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2018, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  At times we enter into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.  As of December 31, 2018, we did not have any outstanding derivative instruments.

We are exposed to risk from the changing interest rates of our variable rate debt, primarily related to our Bank Credit Agreement.  For the year ended December 31, 2018, interest expense on our term loans and revolver related to our Bank Credit Agreement was $63.6 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $14.9 million for the year ended December 31, 2018.  We also have $19.6 million of variable rate debt associated with our other non-media related investments.  We estimate that adding 1.0% to respective interest rates would result in $0.2 million of additional interest expense for the year ended December 31, 2018.  Our consolidated VIEs have $25.3 million of variable rate debt associated with the stations that we provide services to pursuant to LMAs and other outsourcing arrangements.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of the VIEs by $0.3 million for the year ended December 31, 2018.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2018.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2018.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Based on our assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2019 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2019 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2018,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2019 Annual Meeting of shareholders under the caption, “Security Ownership Of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2019 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2019 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

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
10.10
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

10.13*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 22, 2011. (Incorporated by reference from Registrant’s Report on Form 10-Q for the period ended March 31, 2011).

10.14*
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

10.18
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

10.22*	Employment Agreement for Christopher S. Ripley, Chief Financial Officer (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014).
10.23
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 6, 2014.

10.24
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

10.25
Incremental Loan Amendment No. 1, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015).

10.26*
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

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.28
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of July 19, 2016, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 25, 2016).

10.29
Third Amendment to the Sixth Amended and Restated Credit Agreement, dated as of January 3, 2017, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 6, 2017).

10.30*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 14, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2017)

10.31
Voting Agreement, dated as of May 8, 2017, by and among Sinclair Broadcast Group, Inc. and the persons whose names are set forth on the signature pages thereto under the caption "Stockholders". (Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 9, 2017)

10.32*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 23, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.33*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser, Senior Vice President, Chief Financial Officer and Treasurer, dated August 28, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.34*
Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.35*
Restricted Stock Award Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.36*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steve Marks, Executive Vice President and Chief Operating Officer, dated August 31, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017)

10.37*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 28, 2018. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018)

10.38*
Restricted Stock Award Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 28, 2018. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018)

10.39*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and Christopher S. Ripley dated February 28, 2018. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018)

10.40*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018)
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99.1	Stockholders’ Agreement dated April 2, 2015 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 6, 2015).

EXHIBIT NO.	EXHIBIT DESCRIPTION
99.2
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018)

101
The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2018 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).**

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Filed herwith.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2019.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ Christopher S. Ripley
Christopher S. Ripley
President and Chief Executive Officer

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

Signature	Title	Date

/s/ Christopher S. Ripley	President and Chief Executive Officer
Christopher S. Ripley		March 1, 2019

/s/ Lucy A. Rutishauser	Senior Vice President and Chief Financial Officer
Lucy A. Rutishauser		March 1, 2019

/s/ David R. Bochenek	Senior Vice President, Chief Accounting Officer,
David R. Bochenek	and Corporate Controller	March 1, 2019

/s/ David D. Smith	Chairman of the Board and Executive Chairman
David D. Smith		March 1, 2019

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 1, 2019

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 1, 2019

/s/ Robert E. Smith
Robert E. Smith	Director	March 1, 2019

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 1, 2019

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 1, 2019

/s/ Martin R. Leader
Martin R. Leader	Director	March 1, 2019

/s/ Howard E. Friedman
Howard E. Friedman	Director	March 1, 2019

/s/ Benson E. Legg
Benson E. Legg	Director	March 1, 2019

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers, the manner in which it accounts for the classification and presentation of restricted cash in the statement of cash flows, and the manner in which certain cash receipts and payments are presented in the statement of cash flows in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

We have served as the Company’s auditor since 2009.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,060,330	$681,326
Restricted cash, current	—	313,110
Accounts receivable, net of allowance for doubtful accounts of $2,379 and $2,590, respectively	598,597	566,464
Current portion of program contract costs	64,247	71,387
Income taxes receivable	—	28,150
Prepaid expenses and other current assets	60,732	54,310
Total current assets	1,783,906	1,714,747
Program contract costs, less current portion	11,217	3,202
Property and equipment, net	683,134	738,298
Restricted cash, less current portion	—	1,504
Goodwill	2,123,902	2,124,033
Indefinite-lived intangible assets	158,222	159,371
Definite-lived intangible assets, net	1,626,880	1,801,670
Other assets	184,831	241,645
Total assets (a)	$6,572,092	$6,784,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$413,227	$370,403
Deferred spectrum auction proceeds	—	84,341
Income taxes payable	23,314	2,503
Current portion of notes payable, capital leases and commercial bank financing	42,564	161,049
Current portion of program contracts payable	93,480	108,053
Total current liabilities	572,585	726,349
Notes payable, capital leases and commercial bank financing, less current portion	3,849,891	3,887,601
Program contracts payable, less current portion	50,060	41,909
Deferred tax liabilities	413,253	515,236
Other long-term liabilities	85,983	79,009
Total liabilities (a)	4,971,772	5,250,104
Commitments and contingencies (See Note 11)

Shareholders' Equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 68,897,723 and 76,071,145 shares issued and outstanding, respectively	689	761
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,670,684 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	257	257
Additional paid-in capital	1,121,054	1,320,298
Retained earnings	517,620	248,845
Accumulated other comprehensive loss	(784)	(1,423)
Total Sinclair Broadcast Group shareholders’ equity	1,638,836	1,568,738
Noncontrolling interests	(38,516)	(34,372)
Total equity	1,600,320	1,534,366
Total liabilities and equity	$6,572,092	$6,784,470

The accompanying notes are an integral part of these consolidated financial statements.

(a)
Our consolidated total assets as of December 31, 2018 and 2017 include total assets of variable interest entities (VIEs) of $127.6 million and $130.6 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2018 and 2017 include total liabilities of the VIEs of $22.3 million and $27.0 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 12. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share data)

	2018	2017	2016
REVENUES:
Media revenues (a)	$2,918,727	$2,566,936	$2,520,676
Non-media revenues	136,354	69,279	101,834
Total revenues	3,055,081	2,636,215	2,622,510

OPERATING EXPENSES:
Media production expenses	1,191,016	1,064,144	955,604
Media selling, general and administrative expenses	629,919	533,537	501,589
Amortization of program contract costs and net realizable value adjustments	100,899	115,523	127,880
Non-media expenses	122,491	75,199	84,733
Depreciation of property and equipment	105,240	97,103	98,529
Corporate general and administrative expenses	111,070	113,253	73,556
Amortization of definite-lived intangible and other assets	174,848	178,822	183,795
Gain on asset dispositions and other, net of impairment	(40,063)	(278,872)	(6,029)
Total operating expenses	2,395,420	1,898,709	2,019,657
Operating income	659,661	737,506	602,853

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(291,976)	(212,315)	(211,143)
Loss from extinguishment of debt	—	(1,404)	(23,699)
(Loss) income from equity method investments	(60,831)	(14,307)	906
Other income, net	3,369	9,264	3,973
Total other expense	(349,438)	(218,762)	(229,963)
Income before income taxes	310,223	518,744	372,890
INCOME TAX BENEFIT (PROVISION)	35,775	75,360	(122,128)
NET INCOME	345,998	594,104	250,762
Net income attributable to the noncontrolling interests	(4,757)	(18,091)	(5,461)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$341,241	$576,013	$245,301

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$3.38	$5.77	$2.62
Diluted earnings per share	$3.35	$5.72	$2.60
Weighted average common shares outstanding	100,913	99,844	93,567
Weighted average common and common equivalent shares outstanding	101,718	100,789	94,433

The accompanying notes are an integral part of these consolidated financial statements.

(a)	See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of the new accounting principles for revenue recognition.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	2018	2017	2016
Net income	$345,998	$594,104	$250,762
Adjustments to post-retirement obligations, net of taxes	639	(616)	27
Comprehensive income	346,637	593,488	250,789
Comprehensive income attributable to noncontrolling interests	(4,757)	(18,091)	(5,461)
Comprehensive income attributable to Sinclair Broadcast Group	$341,880	$575,397	$245,328

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2015	68,792,483	$688	25,928,357	$259	$962,726	$(437,029)	$(834)	$(26,132)	$499,678
Cumulative effect of adoption of new accounting standard	—	—	—	—	431	1,833	—	—	2,264
Dividends declared and paid on Class A and Class B Common Stock ($0.71 per share)	—	—	—	—	—	(65,909)	—	—	(65,909)
Class B Common Stock converted into Class A Common Stock	257,673	2	(257,673)	(2)	—	—	—	—	—
Repurchases of Class A Common Stock	(4,892,461)	(48)	—	—	(136,235)	—	—	—	(136,283)
Class A Common Stock issued pursuant to employee benefit plans	400,512	4	—	—	16,769	—	—	—	16,773
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,722)	(10,722)
Issuance of subsidiary stock awards	—	—	—	—	—	—	—	1,346	1,346
Other comprehensive income	—	—	—	—	—	—	27	—	27
Net income	—	—	—	—	—	245,301	—	5,461	250,762
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2016	64,558,207	$646	25,670,684	$257	$843,691	$(255,804)	$(807)	$(30,047)	$557,936
Issuance of common stock, net of issuance costs	12,000,000	120	—	—	487,763	—	—	—	487,883
Dividends declared and paid on Class A and Class B Common Stock ($0.72 per share)	—	—	—	—	—	(71,364)	—	—	(71,364)
Repurchases of Class A Common Stock	(997,300)	(10)	—	—	(30,277)	—	—	—	(30,287)
Class A Common Stock issued pursuant to employee benefit plans	510,238	5	—	—	19,121	—	—	—	19,126
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(22,416)	(22,416)
Other comprehensive income	—	—	—	—	—	—	(616)	—	(616)
Net income	—	—	—	—	—	576,013	—	18,091	594,104
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	2,100	—	—	2,100
Dividends declared and paid on Class A and Class B Common Stock ($0.74 per share)	—	—	—	—	—	(74,566)	—	—	(74,566)
Repurchases of Class A Common Stock	(7,761,529)	(78)	—	—	(220,811)	—	—	—	(220,889)
Class A Common Stock issued pursuant to employee benefit plans	588,107	6	—	—	21,567	—	—	—	21,573
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,901)	(8,901)
Other comprehensive income	—	—	—	—	—	—	639	—	639
Net income	—	—	—	—	—	341,241	—	4,757	345,998
BALANCE, December 31, 2018	68,897,723	$689	25,670,684	$257	$1,121,054	$517,620	$(784)	$(38,516)	$1,600,320

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	2018	2017 (a)	2016 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$345,998	$594,104	$250,762
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	105,240	97,103	98,529
Amortization of definite-lived intangible assets	174,848	178,822	183,795
Amortization of program contract costs and net realizable value adjustments	100,899	115,523	127,880
Loss on extinguishment of debt	—	1,404	23,699
Stock-based compensation	26,516	15,886	16,939
Deferred tax (benefit) provision	(102,621)	(159,462)	6,118
Gain on asset dispositions, net of impairment	(19,325)	(278,608)	(6,029)
Loss (income) from equity method investments	60,831	14,307	(906)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(36,680)	(41,908)	(71,718)
Net change in net income taxes payable/receivable	48,703	(43,374)	18,814
Increase in prepaid expenses and other current assets	(9,905)	(9,409)	(969)
Increase in accounts payable and accrued liabilities	23,666	34,857	60,086
Payments on program contracts payable	(107,983)	(111,470)	(111,506)
Other, net	37,231	23,638	16,096
Net cash flows from operating activities	647,418	431,413	611,590
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(105,061)	(83,812)	(94,465)
Acquisition of businesses, net of cash acquired	—	(271,273)	(425,657)
Spectrum auction proceeds	—	310,802	—
Proceeds from the sale of assets	1,616	195,209	17,202
Purchase of alarm monitoring contracts	—	(5,682)	(40,206)
Investments in equity investees	(35,805)	(55,129)	(51,247)
Distributions from equity method investees	22,834	12,178	6,786
Loans to affiliates	—	19,500	(19,500)
Other, net	(1,795)	(7,209)	(2,441)
Net cash flows (used in) from investing activities	(118,211)	114,584	(609,528)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	4,317	166,797	1,024,912
Repayments of notes payable, commercial bank financing and capital leases	(166,785)	(340,108)	(674,439)
Proceeds from the sale of Class A Common Stock	—	487,883	—
Repurchase of outstanding Class A Common Stock	(220,889)	(30,287)	(136,283)
Dividends paid on Class A and Class B Common Stock	(74,566)	(71,364)	(65,909)
Payments for deferred financing costs	(922)	(731)	(35,505)
Distributions to noncontrolling interests	(8,901)	(22,416)	(10,464)
Other, net	2,929	(15)	2,113
Net cash flows (used in) from financing activities	(464,817)	189,759	104,425
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	64,390	735,756	106,487
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	995,940	260,184	153,697
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$1,060,330	$995,940	$260,184

The accompanying notes are an integral part of these consolidated financial statements.

(a) See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of new accounting principles related to the classification of certain cash receipts and cash payments.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

 Sinclair Broadcast Group, Inc. is a diversified television broadcasting company with national reach and a strong focus on using our spectrum to bring together content providers, advertisers, and consumers on various platforms. The content, distributed through our broadcast platform, consists of programming provided by third-party networks and syndicators, local news, and other original programming produced by us. We also distribute our original programming, and owned and operated network affiliates, on other third-party platforms. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. We focus on offering marketing solutions to advertisers through our television and digital platforms and digital agency services. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

As of December 31, 2018, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 191 stations in 89 markets. These stations broadcast 605 channels as of December 31, 2018. For the purpose of this report, these 191 stations and 605 channels are referred to as “our” stations and channels.

Principles of Consolidation

The consolidated financial statements include our accounts and those of subsidiaries which we control and variable interest entities (VIEs) for which we are the primary beneficiary.  Noncontrolling interest represents a minority owner’s proportionate share of the equity in certain of our consolidated entities.  All intercompany transactions and account balances have been eliminated in consolidation.

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by equity method investees.

We consolidate VIEs when we are the primary beneficiary. We are the the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 12. Variable Interest Entities for more information on our VIEs.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for revenue from contracts with customers, Accounting Standards Codification Topic 606 (ASC 606). This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaced most existing revenue recognition guidance when it became effective.  The standard permits the use of either the retrospective or cumulative effect transition method. Since Accounting Standards Update (ASU) 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. We adopted this guidance retrospectively during the first quarter of 2018. The impact of the adoption did not have a material impact on our station advertising or distribution revenue. Under the new standard, certain barter revenue and expense related to syndicated programming is no longer recognized. See Revenue Recognition below for more information on the adoption.

In January 2016, the FASB issued new guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee) at fair value, with changes in fair value recognized in net income. We adopted this guidance during the first quarter of 2018. The impact of the adoption did not have a material impact on our financial statements. Upon adoption of this guidance, we recorded a cumulative effect adjustment to retained earnings of $2.1 million within our consolidated statement of equity. See Note 6. Other Assets for more information on our equity investments.

In February 2016, the FASB issued new guidance related to accounting for leases, which requires the assets and liabilities that arise from leases to be recognized on the balance sheet. Currently, only capital leases are recorded on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and liabilities and recognize the lease expense for such leases, generally on a straight-line basis over the lease term. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted the optional transition method as well as the package of practical expedients on January 1, 2019. The adoption of this standard is expected to result in an increase of total assets and total liabilities on our consolidated balance sheets of less than 5%. We do not expect a material impact on our consolidated statements of operations.

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

	For the years ended
	December 31, 2017			December 31, 2016
	As Reported	Adjustment (a)	As Adjusted	As Reported	Adjustment (b)	As Adjusted
Net cash flows from operating activities	$431,104	$309	$431,413	$591,766	$19,824	$611,590
Net cash flow from (used in) investing activities	(198,025)	312,609	114,584	(606,003)	(3,525)	(609,528)
Net cash flow from financing activities	188,263	1,496	189,759	124,249	(19,824)	104,425

(a)	Adjustment primarily relates to restricted cash received as discussed under Broadcast Incentive Auction under 2018 Dispositions within Note 2. Acquisitions and Dispositions of Assets.

(b)	Adjustment primarily relates to the $19.8 million prepayment penalty related to the redemption of our 6.375 Senior Unsecured Notes in August 2016.

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

In October 2018, the FASB issued guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	2018	2017	2016
Balance at beginning of period	$2,590	$2,124	$4,495
Charged to expense	5,814	2,837	1,974
Net write-offs	(6,025)	(2,371)	(4,345)
Balance at end of period	$2,379	$2,590	$2,124

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

Impairment of Goodwill, Intangibles, and Other Assets

We evaluate our goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that an impairment may exist. Our goodwill has been allocated to, and is tested for impairment at, the reporting unit level. A reporting unit is an operating segment or a component of an operating segment to the extent that the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components of an operating segment with similar economic characteristics are aggregated when testing goodwill for impairment.

In the performance of our annual assessment of goodwill for impairment we have the option to qualitatively assess whether it is more likely than not that a reporting unit has been impaired.  As part of this qualitative assessment we weigh the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare it to the net book value of the reporting unit. If the fair value is less than the net book value we will record an impairment to goodwill for the amount of the difference. We estimate the fair value of our reporting units utilizing a combination of a market based approach, which considers earnings and cash flow multiples of comparable businesses and recent market transactions, as well as an income approach involving the performance of a discounted cash flow analysis. Our discounted cash flow model is based on our judgment of future market conditions based on our internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis, and includes adjustments for market risk and company specific risk.

Our indefinite-lived intangible assets consist primarily of our broadcast licenses and a trade name. For our annual impairment test for indefinite-lived intangible assets we have the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment we weigh the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. We estimate the fair values of our broadcast licenses using the Greenfield method, which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenues and long term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

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

When factors indicate that there may be a decrease in value of an equity method investment, we assess whether a loss in value has occurred.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any equity method investments that indicate a potential impairment, we estimate the fair values of those investments using discounted cash flow models, unrelated third-party valuations, or industry comparables, based on the various facts available to us. See Note 6. Other Assets for more information.

We recorded an impairment charge of $59.6 million for the year ended December 31, 2018 to adjust one of our consolidated real estate development projects to fair value less costs to sell based upon a pending sale transaction. This impairment is reflected in (gain) loss on asset dispositions and other, net of impairment within out statements of operations The fair value of the real estate investment was determined based on both observable and unobservable inputs, including the expected sales price as supported by a discounted cash flow model.

Accounts Payable and Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Compensation and employee benefits	$99,884	$87,003
Interest	42,450	42,794
Deferred revenue	83,270	49,522
Programming related obligations	79,685	89,728
Accounts payable and other accruals relating to operating expenses	107,938	101,356
Total accounts payable and accrued liabilities	$413,227	$370,403

We expense these activities when incurred and recognize deferred revenue when earned.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2018 and 2017, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

The Company recognized the estimated income tax effects of the Tax Cut and Jobs Act in the 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was enacted. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act.   The Company has recognized a benefit of $4.3 million from adjustments to the provisional amounts recorded at December 31, 2017 related to the revaluation of deferred balances resulting from the reduction of the corporate income tax rate from 35% to 21%.  This adjustment has been recorded as a component of income tax expense from continuing operations

Supplemental Information — Statements of Cash Flows

During the years ended December 31, 2018, 2017, and 2016, we had the following cash transactions (in thousands):

	2018	2017	2016
Income taxes paid	$16,928	$128,168	$108,347
Income tax refunds	$413	$1,508	$12,193
Interest paid	$284,691	$203,800	$191,117

Non-cash investing activities included property and equipment purchases of $10.6 million, $9.5 million, and $5.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Revenue Recognition

On January 1, 2018, we adopted ASC 606 using the retrospective adoption method. The following table presents the effects of adoption on our consolidated financial statements for the comparative periods presented (in thousands):

	For the years ended
	December 31, 2017			December 31, 2016
	As Reported	Adoption of ASC 606	As Adjusted	As Reported	Adoption of ASC 606	As Adjusted
Revenues realized from station barter arrangements (a)	$120,963	$(97,903)	$23,060	$135,566	$(114,439)	$21,127
Expenses realized from barter arrangements (b)	$98,973	$(97,903)	$1,070	$116,954	$(114,439)	$2,515
Operating income	$737,506	$—	$737,506	$602,853	$—	$602,853
Net income	$576,013	$—	$576,013	$245,301	$—	$245,301
Basic EPS	$5.77	$—	$5.77	$2.62	$—	$2.62
Diluted EPS	$5.72	$—	$5.72	$2.60	$—	$2.60

(a)	The remaining balance in the "as adjusted" column relates to trade revenue, which was unaffected by the adoption and has been reclassified to media revenue.

(b)	The remaining balance in the "as adjusted" column relates to trade expense, which was unaffected by the adoption and has been reclassified to media production expense.

The following table presents our revenue disaggregated by type and segment (in thousands):

For the year ended December 31, 2018	Broadcast	Other	Total
Advertising revenue	$1,484,188	$75,539	$1,559,727
Distribution revenue	1,185,800	112,827	1,298,627
Other media and non-media revenues	44,675	152,052	196,727
Total revenues	$2,714,663	$340,418	$3,055,081

For the year ended December 31, 2017	Broadcast	Other	Total
Advertising revenue	$1,314,999	$54,402	$1,369,401
Distribution revenue	1,032,838	107,012	1,139,850
Other media and non-media revenues	45,804	81,160	126,964
Total revenues	$2,393,641	$242,574	$2,636,215

For the year ended December 31, 2016	Broadcast	Other	Total
Advertising revenue	$1,480,157	$28,176	$1,508,333
Distribution revenue	890,554	65,382	955,936
Other media and non-media revenues	46,274	111,967	158,241
Total revenues	$2,416,985	$205,525	$2,622,510

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

Distribution Revenue. We generate distribution revenue through fees received from MVPDs, vMVPDs, and OTT providers for the right to distribute our broadcast channels and cable networks on their distribution platforms. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 90 days. Historical adjustments to subscriber estimates have not been material.

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

Arrangements with Multiple Performance Obligations. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price, which is generally based on the prices charged to customers.

Deferred Revenues. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues were $83.3 million, $49.5 million, and $31.7 million as of December 31, 2018, 2017, and 2016, respectively. The increase in deferred revenues was primarily driven by amounts received or due in advance of satisfying our performance obligations, offset by $38.8 million and $22.3 million of revenues recognized that were included in the deferred revenues balance as of December 31, 2017 and 2016, respectively.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses.  Total advertising expenses, net of advertising co-op credits, were $19.2 million, $20.6 million, and $18.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Financial Instruments

Financial instruments, as of December 31, 2018 and 2017, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 16. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We maintain a supplemental executive retirement plan (SERP) which we inherited upon the acquisition of certain stations. As of December 31, 2018, the estimated projected benefit obligation was $19.2 million, of which $1.6 million is included in accrued expenses in the consolidated balance sheet and $17.6 million is included in other long-term liabilities.  At December 31, 2018, the projected benefit obligation was measured using a 4.11% discount rate compared to a discount rate of 3.46% for the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, we made $1.7 million and $1.8 million in benefit payments and recognized $1.3 million of actuarial gains and $1.0 million of actuarial losses through other comprehensive income, respectively. For both years ended December 31, 2018 and 2017, we recognized $0.8 million of periodic pension expense, reported in other expense in the consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2018, the assets and liabilities included on our consolidated balance sheet related to deferred compensation plans were $26.0 million and $24.1 million, respectively.
Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent Events

In February 2019, we announced a joint venture with the Chicago Cubs (Cubs) that will own and operate Marquee Sports Network, a regional sports network based in Chicago, Illinois. Marquee will be the Chicago-region’s exclusive network for fans to view live Cubs games beginning with the 2020 Major League Baseball season and will also feature exclusive Cubs content and other local sports programming.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the years ended December 31, 2017 and 2016, we acquired certain businesses for an aggregate purchase price of $689.4 million plus working capital of $3.4 million.

The following summarizes the material acquisition activity during the years ended December 31, 2017 and 2016:

2017 Acquisitions

Bonten. On September 1, 2017, we acquired the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham Broadcasting Corporation (Cunningham) acquired the membership interest of Esteem Broadcasting LLC for an aggregate purchase price of $240.0 million plus a working capital adjustment, excluding cash acquired, of $2.2 million accounted for as a business combination under the acquisition method of accounting. As a result of the transaction, we added 14 television stations in 8 markets: Tri-Cities, TN/VA; Greensville/New Bern/Washington, NC; Chico/Redding, CA; Abilene/Sweetwater, TX; Missoula, MT; Butte/Bozeman, MT; San Angelo, TX; and Eureka, CA. Cunningham assumed the joint sales agreements under which we will provide services to 4 additional stations. The transaction was funded with cash on hand. The acquisition will expand our regional presence in several states where we already operate and help us bring improvements to small market stations.

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

During the year ended December 31, 2018, we made certain measurement period adjustments to the initial Bonten purchase price allocation resulting in reclassifications between certain non-current assets and liabilities, including an increase to goodwill of $1.5 million.

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

2016 Acquisitions

Tennis Channel. In March 2016, we acquired all of the outstanding common stock of Tennis Channel, a cable network which includes coverage of the top 100 tennis tournaments and original professional sport and tennis lifestyle shows, for $350.0 million plus a working capital adjustment, excluding cash acquired, of $4.1 million accounted for as a business combination under the acquisition method of accounting. This was funded through cash on hand and a draw on the Bank Credit Agreement. The acquisition provides an expansion of our network business and increases value based on the synergies we can achieve. Tennis Channel is reported within Other within Note 15. Segment Data.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities of Tennis Channel (in thousands):

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

The definite-lived intangible assets of $272.7 million related primarily to customer relationships, which represent existing advertiser relationships and contractual relationships with multi-channel video programming distributors (MVPDs), and will be amortized over a weighted average useful life of 15 years.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies.  Goodwill will not be deductible for tax purposes.

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

Financial Results of Acquisitions

The following tables summarize the results of the net media revenues and operating income (loss) included in the financial statements of the Company beginning on the acquisition date of each acquisition as listed below (in thousands):

Revenues	2018	2017	2016
Bonten	$100,971	$30,907	$—
Tennis Channel	143,047	132,584	84,040
Other acquisitions in:
2017	17,979	11,108	—
2016	81,003	66,698	49,186
Total net media revenues	$343,000	$241,297	$133,226

Operating Income (Loss)	2018	2017	2016
Bonten	$21,479	$7,448	$—
Tennis Channel	14,887	19,420	(1,990)
Other acquisitions in:
2017	(2,035)	(89)	—
2016	25,523	18,392	18,311
Total operating income	$59,854	$45,171	$16,321

In connection with the 2017 and 2016 acquisitions, for the years ended December 31, 2017, and 2016, we incurred $1.1 million and $1.4 million, respectively, of costs primarily related to legal, regulatory, and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses in the consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that Bonten and Tennis Channel along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition. The pro forma results exclude the acquisitions presented under Other 2017 Acquisitions and Other 2016 Acquisitions above, as they are not material both individually and in the aggregate (in thousands, except per data share):

	Unaudited
	2017	2016
Total revenues	$2,692,890	$2,720,735
Net Income	$597,054	$252,902
Net Income attributable to Sinclair Broadcast Group	$578,963	$247,441
Basic earnings per share attributable to Sinclair Broadcast Group	$5.80	$2.64
Diluted earnings per share attributable to Sinclair Broadcast Group	$5.74	$2.62

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

Termination of Material Definitive Agreement.

In August 2018, we received a termination notice from Tribune Media Company (Tribune), terminating the Agreement and Plan of Merger entered into on May 8, 2017, between the Company and Tribune (Merger Agreement), which provided for the acquisition by the Company of all of the outstanding shares of Tribune Class A common stock and Tribune Class B common stock (Merger). See Litigation and other legal matters under Note 11. Commitments and Contingencies for further discussion on our pending litigation related to the Tribune acquisition. As part of the termination, we withdrew with prejudice our Federal Communication

Commission (FCC) application to acquire Tribune and terminated all of the divestiture agreements entered into in anticipation of the Merger, as discussed in Assets and Liabilities Held for Sale below.

For the years ended December 31, 2018 and 2017, we incurred $99.8 million and $20.5 million, respectively, of costs in connection with this acquisition. These amounts included $21.3 million in 2018 and $20.5 million in 2017 primarily related to legal and other professional services, which we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $78.5 million in 2018 in ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition which was subsequently terminated, which are recorded as interest expense on our consolidated statements of operations.

2018 Dispositions

Broadcast Incentive Auction. Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process. We received total proceeds of $310.8 million from the auction which was classified as restricted cash in the consolidated balance sheet as of December 31, 2017.

For the years ended December 31, 2018 and 2017, we recognized a gain of $83.3 million and $225.3 million, respectively, which was included within (gain) loss on asset dispositions and other, net of impairment within our consolidated statements of operations. These gains relate to the auction proceeds associated with three markets where the underlying spectrum was vacated during the first quarter of 2018 and fourth quarter of 2017. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. During 2018, capital expenditures paid related to the spectrum repack were $31.1 million. During 2018, we recorded a $5.8 million gain related to reimbursements for the spectrum repack, which are recorded within gain on asset dispositions and other, net of impairments on the consolidated financial statements.

2017 Dispositions

 Alarm Funding Sale. In March 2017, we sold Alarm Funding Associates LLC (Alarm) for $200.0 million less working capital and transaction costs of $5.0 million. We recognized a gain on the sale of Alarm of $53.0 million of which $12.3 million was attributable to noncontrolling interests which is included in the gain on asset dispositions and other, net of impairments and net income attributable to the noncontrolling interest, respectively, on the consolidated statement of operations.

3.              STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Under the LTIP, we have issued restricted stock awards (RSAs), stock grants to our non-employee directors, stock-settled appreciation rights (SARs), and stock options.  A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2018, 5,780,061 shares were available for future grants.   Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions (the Match) for participants in our 401(k) plan, an employee stock purchase plan (ESPP), and subsidiary stock awards.  Stock-based compensation expense has no effect on our consolidated cash flows.  For the years ended December 31, 2018, 2017, and 2016, we recorded stock-based compensation of $26.5 million, $18.5 million, and $16.9 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.  RSAs issued in 2018, 2017, and 2016 have certain restrictions that lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share.  The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2017	152,180	$33.04
2018 Activity:
Granted	237,593	34.95
Vested	(101,385)	32.66
Forfeited	(8,073)	35.36
Unvested shares at December 31, 2018	280,315	$34.73

For the years ended December 31, 2018, 2017, and 2016, we recorded compensation expense of $5.2 million, $3.2 million, and $2.8 million, respectively.  The majority of the unrecognized compensation expense of $4.5 million as of December 31, 2018 will be recognized in 2019.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each annual meetings of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock.  We issued 20,000 shares in 2018, 2017, and 2016.  We recorded expense of $0.6 million, $0.7 million, and $0.6 million for each of the years ended December 31, 2018, 2017, and 2016, respectively, which was based on the average share price of the stock on the date of grant.  Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

Stock Appreciation Rights (SARs).  These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term and vest immediately. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2018, 2017, and 2016, we recorded compensation expense of $3.2 million, $6.6 million, and $4.0 million, respectively.

The following is a summary of the 2018 activity:

	SARs	Weighted- Average Price
Outstanding SARs at December 31, 2017	2,610,000	$22.65
2018 Activity:
Granted	450,000	33.80
Outstanding SARs at December 31, 2018	3,060,000	$24.29

The aggregate intrinsic value of the 3,060,000 outstanding as of December 31, 2018 was $16.6 million and the outstanding SARs have a weighted average remaining contractual life of 5.87 years as of December 31, 2018.  During 2018, 2017, and 2016, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Options.  As of December 31, 2018, there were options outstanding to purchase 375,000 shares of Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.08 and a weighted average remaining contractual term of 7 years. As of December 31, 2018, there was no aggregate intrinsic value for the options outstanding. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2018. We recognized compensation expense of $0.4 million during the year ended December 31, 2016. There was no expense recognized during the years ended December 31, 2018 and 2017.

Valuation of SARS and Options. Our SARs and stock options were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.6%	2.1%	1.2% - 1.9%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	36.2%	37.0%	37.5% - 42.1%
Annual dividend yield	2.1% - 2.2%	2.0%	2.1%

The risk-free interest rate is based on the U.S. Treasury yield curve, in effect at the time of grant, for U.S. Treasury STRIPS that approximate the expected life of the award.  The expected volatility is based on our historical stock prices over a period equal to the expected life of the award.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date. During 2018, 2017, and 2016, outstanding SARs and options increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

401(k) Match.  The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) is available as a benefit for our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (The Match).  The Match and any additional discretionary contributions may be made using our Class A Common Stock, if the Board of Directors so chooses.  Typically, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The amount of shares of our Class A Common Stock used to make the Match is determined using the closing price on or about March 1st of each year for the previous calendar year’s Match.  For the years ended December 31, 2018, 2017, and 2016, we recorded $16.4 million, $7.3 million, and $6.9 million, respectively, of stock-based compensation expense related to the Match. A total of 7,000,000 shares of Class A Common Stock are reserved for matches under the plan.  As of December 31, 2018, 4,029,061 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2018, 2017, and 2016 was $1.2 million, $1.0 million, $0.9 million, respectively.  A total of 3,200,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2018, 681,640 shares were available for future purchases.

Subsidiary Stock Awards.  From time to time, we grant subsidiary stock awards to employees.  The subsidiary stock is typically in the form of a membership interest in a consolidated limited liability company, not traded on a public exchange and valued based on the estimated fair value of the subsidiary.  Fair value is typically estimated using discounted cash flow models and/or appraisals.

These stock awards vest immediately.  For the years ended December 31, 2018 and 2017, we recorded no compensation expense related to these awards. For the year ended December 31, 2016, we recorded compensation expense of $1.3 million related to these awards, which increase noncontrolling interest equity.  These awards have no effect on the shares used in our basic and diluted earnings per share.

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

Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Land and improvements	$76,501	$77,487
Real estate held for development and sale	34,645	87,056
Buildings and improvements	278,649	260,470
Station equipment	744,294	779,779
Office furniture and equipment	107,536	109,632
Leasehold improvements	24,115	25,120
Automotive equipment	62,663	63,513
Capital leased assets	53,401	53,005
Construction in progress	71,461	30,575
	1,453,265	1,486,637
Less: accumulated depreciation	(770,131)	(748,339)
	$683,134	$738,298

Capital leased assets are related to building, tower, and equipment leases. Depreciation related to capital leases is included in depreciation expense in the consolidated statements of operations. We recorded capital lease depreciation expense of $3.1 million for the year ended December 31, 2018 and $4.2 million for both the years ended December 31, 2017 and 2016.

5.              GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $2,123.9 million and $2,124.0 million at December 31, 2018 and 2017, respectively.  The change in the carrying amount of goodwill was as follows (in thousands):

	Broadcast	Other	Consolidated
Balance at December 31, 2016	$1,933,831	$56,915	$1,990,746

Acquisitions (a)	119,426	13,966	133,392
Measurement period adjustments related to prior year acquisitions	153	154	307
Disposition of assets (a)	—	(412)	(412)
Balance at December 31, 2017 (b)	2,053,410	70,623	2,124,033

Measurement period adjustments related to prior year acquisitions	1,369	(1,500)	(131)
Balance at December 31, 2018 (b)	$2,054,779	$69,123	$2,123,902

(a)	See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions and divestitures made during 2017.

(b)	Approximately $0.8 million of goodwill relates to consolidated VIEs as of December 31, 2018 and 2017.
For our annual goodwill impairment tests in 2018, 2017, and 2016, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment.  The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2018, 2017, or 2016, and therefore did not perform interim impairment tests for goodwill during those periods. Our accumulated goodwill impairment as of December 31, 2018 and 2017 was $413.6 million.

As of December 31, 2018 and 2017, the carrying amount of our indefinite-lived intangible assets was as follows (in thousands):

	Broadcast	Other	Consolidated
Balance at December 31, 2016	$132,906	$23,400	$156,306
Acquisitions (a)	425	4,051	4,476
Disposition of assets (a)	(1,411)	—	(1,411)
Balance at December 31, 2017 (b)	131,920	27,451	159,371
Disposition of assets (a)	(1,149)	—	(1,149)
Balance at December 31, 2018 (b) (c)	$130,771	$27,451	$158,222

(a)	See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions and divestitures made during 2018 and 2017.

(b)	Approximately $14.3 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2018 and 2017.

(c)	Our indefinite-lived intangible assets in Broadcast relates to broadcast licenses and our indefinite-lived intangible assets in Other relates to trade names.
We did not have any indicators of impairment for our indefinite-lived intangible assets in any interim period in 2018 or 2017, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in 2018 and 2017 and as a result of our qualitative assessments, we recorded no impairment. In 2016, as a result of our qualitative and quantitative assessments, we recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in thousands):

	As of December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,451,600	$(604,470)	$847,130
Customer Relationships (a)	1,113,134	(340,805)	772,329
Other (a)	33,417	(25,996)	7,421
Total	$2,598,151	$(971,271)	$1,626,880

	As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Network affiliation (a)	$1,451,663	$(514,575)	$937,088
Customer Relationships (a)	1,229,006	(373,966)	855,040
Other (a)	45,955	(36,413)	9,542
Total	$2,726,624	$(924,954)	$1,801,670

(a)	Changes between the gross carrying value from December 31, 2017 to December 31, 2018, relate to certain fully amortized intangible assets which were retired in 2018.
Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives which generally range from 5 to 25 years.  The total weighted average useful life of definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions discussed in Note 2. Acquisitions and Dispositions of Assets is 14 years.  The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2018, 2017, and 2016 was $174.8 million, $178.8 million, and $183.8 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2018, 2017, and 2016.

The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years (in thousands):

For the year ended December 31, 2019	$173,508
For the year ended December 31, 2020	172,945
For the year ended December 31, 2021	171,902
For the year ended December 31, 2022	168,135
For the year ended December 31, 2023	159,236
Thereafter	781,154
$1,626,880

6.              OTHER ASSETS:

Other assets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Equity method investments	$72,371	$123,923
Other equity investments	44,625	45,222
Post-retirement plan assets	28,081	22,659
Other	39,754	49,841
Total other assets	$184,831	$241,645

Equity Method Investments

We have a portfolio of investments in entities that are primarily focused on the development of real estate, sustainability initiatives, and other non-media businesses. For the years ended December 31, 2018, 2017, and 2016 none of our investments were individually significant.

Summarized Financial Information. As described under Principles of Consolidation within Note 1. Nature of Operations and Summary of Significant Accounting Policies, we record our proportionate share of net income generated by equity method investees in (loss) income from equity method investments within our consolidated statements of operations. The summarized results of operations and financial position of the investments accounted for under the equity method are as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Revenues, net	$145,253	$115,054	$82,524
Operating (loss) income	$(58,359)	$(17,470)	$7,804
Net loss	$(81,596)	$(41,926)	$(2,285)

	As of December 31,
	2018	2017
Current assets	$27,961	$31,602
Noncurrent assets	$710,831	$777,619
Current liabilities	$52,527	$27,864
Noncurrent liabilities	$543,604	$550,260

Other Equity Investments

As discussed in Note 1. Nature of Operations and Summary of Significant Accounting Policies, we adopted ASU 2016-01 during the first quarter of 2018. This standard requires the measurement of our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. We had $24.5 million of investments accounted for utilizing the measurement alternative as of December 31, 2018. For the year ended December 31, 2018, we recorded a $10.0 million impairment related to one investment accounted for utilizing the measurement alternative, which is reflected in other income, net in our consolidated statements of operations.

As of December 31, 2018 and 2017, our unfunded commitments related to certain equity investments totaled $28.9 million and $10.7 million, respectively.

Post-retirement Plan Assets

Post-retirement plan assets primarily consist of the cash surrender value of life insurance policies and mutual funds. See Post-retirement Benefits within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion of the Company's post-retirement plans.

7.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, capital leases, and commercial bank financing (including capital leases to affiliates) consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Bank credit agreement:
Term Loan A-1, due April 9, 2018	$—	$117,370
Term Loan A-2, due July 31, 2021	95,892	113,327
Term Loan B, due January 3, 2024	1,342,600	1,356,300
Senior unsecured notes:
5.375% Notes, due April 1, 2021	600,000	600,000
6.125% Notes, due October 1, 2022	500,000	500,000
5.625% Notes, due August 1, 2024	550,000	550,000
5.875% Notes, due March 15, 2026	350,000	350,000
5.125% Notes, due February 15, 2027	400,000	400,000
Debt of variable interest entities	25,281	29,614
Debt of non-media subsidiaries	19,577	25,238
Capital leases	29,562	31,696
Capital leases - affiliate	12,524	14,152
Total outstanding principal	3,925,436	4,087,697
Less: Deferred financing costs and discount	(32,981)	(39,047)
Less: Current portion	(40,634)	(159,382)
Less: Capital leases - affiliate, current portion	(1,930)	(1,667)
Net carrying value of long-term debt	$3,849,891	$3,887,601

Indebtedness under the Bank Credit Agreement, notes payable, and capital leases as of December 31, 2018 matures as follows (in thousands):

	Notes and Bank Credit Agreement	Capital Leases	Capital Leases - Affiliate	Total
2019	$38,065	$5,110	$2,978	$46,153
2020	36,631	4,847	3,093	44,571
2021	682,363	4,861	3,046	690,270
2022	521,871	4,744	2,441	529,056
2023	14,663	4,819	2,319	21,801
2024 and thereafter	2,589,757	18,754	2,290	2,610,801
Total minimum payments	3,883,350	43,135	16,167	3,942,652
Less: Deferred financing costs and discount	(32,981)	—	—	(32,981)
Less: Amount representing future interest	—	(13,573)	(3,643)	(17,216)
Net carrying value of debt	$3,850,369	$29,562	$12,524	$3,892,455

Interest expense on the consolidated statements of operations was $292.0 million, $212.3 million, and $211.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. Interest expense included $7.5 million, $7.7 million, and $10.8 million in amortization of deferred financing costs and debt discount for the years ended December 31, 2018, 2017, and 2016, respectively, and $78.5 million in ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition which was subsequently terminated, for the year ended December 31, 2018.

The stated and weighted average effective interest rates on the above obligations are as follows:

		Weighted Average Effective Rate
	Stated Rate	2018	2017
Bank credit agreement:
Term Loan A-2 (a)	LIBOR plus 2.25%	4.12%	3.30%
Term Loan B	LIBOR plus 2.25%	4.34%	3.32%
Revolver (b)	LIBOR plus 2.00%	—%	—%
Senior unsecured notes:
5.375% Notes	5.38%	5.58%	5.58%
6.125% Notes	6.13%	6.31%	6.31%
5.625% Notes	5.63%	5.83%	5.83%
5.875% Notes	5.88%	6.09%	6.09%
5.125% Notes	5.13%	5.33%	5.33%

(a)	LIBOR plus 2.0% if our first lien indebtedness ratio is less than 1.5x.

(b)
As of December 31, 2018 and 2017, we had a $485.2 million revolving credit facility (Revolver). We incur a commitment fee on undrawn capacity of 0.25% or 0.50% if our first lien indebtedness ratio is less than or greater than 3.0x, respectively. There were no outstanding borrowings and $0.7 million and $0.8 million letters of credit under the revolver as of December 31, 2018 and 2017, respectively. There were no borrowings under the revolver during the years ended December 31, 2018 and 2017.

We capitalized $0.9 million, $0.5 million, and $2.0 million as deferred financing costs during the years ended December 31, 2018, 2017, and 2016, respectively. Deferred financing costs and original issuance discounts are presented as a direct deduction from the carrying amount of an associated debt liability, except for deferred financing costs related to our Revolver which are presented within other assets in our consolidated balance sheets.

Senior Unsecured Notes

Upon issuance, all of our senior unsecured notes were redeemable up to 35%. We may redeem 100% of the notes upon the date set forth in the indenture of each note. The price at which we may redeem the notes is set forth in the indenture of each note. Also, if we sell certain of our assets or experience specific kinds of changes of control, the holders of our notes may require us to repurchase some or all of the outstanding notes.

Bank Credit Agreement

We have a syndicated credit facility which includes both revolving credit and issued term loans (Bank Credit Agreement). During the year ended December 31, 2017, the Bank Credit Agreement was amended to provide additional operational flexibility. On January 3, 2017, we entered into an amendment to extend the maturity date of the Term Loan B from April 9, 2020 and July 31, 2021 to January 3, 2024. In connection with this extension we added additional operating flexibility, including a reduction in certain pricing terms related to Term Loan B and the Revolver and revisions to certain covenant ratio requirements. We incurred approximately $11.6 million of financing costs in connection with the amendment, of which $3.4 million related to an original issuance discount, $7.7 million was expensed, $0.5 million was capitalized as a deferred financing cost, and $1.4 million of unamortized deferred financing cost was written off as loss on extinguishment of debt.

Our Bank Credit Agreement, as well as indentures governing our outstanding notes, contains covenants that, among other things, restrict our ability and our subsidiaries’ ability to incur additional indebtedness with certain exceptions; pay dividends; incur liens, engage in mergers or consolidations; make acquisitions, investments or disposals; and engage in activities with affiliates. In addition, under the Bank Credit Agreement, we are required to maintain a ratio of First Lien Indebtedness. See Note 9. Common Stock for further details. As of December 31, 2018, we were in compliance with all financial ratios and covenants.

Our Bank Credit Agreement also contains certain cross-default provisions with certain material third-party licensees, defined as any party that owns the license assets of one or more television stations for which we provided services pursuant to LMAs and/

or other outsourcing agreements and those stations provide 20% or more of our aggregate broadcast cash flows. A default by a material third-party licensee under our agreements with such parties, including a default caused by insolvency, would cause an event of default under our Bank Credit Agreement. As of December 31, 2018, there were no material third party licensees as defined in our Bank Credit Agreement.

Substantially all of our stock in our wholly-owned subsidiaries has been pledged as security for the Bank Credit Agreement.

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $76.5 million and $74.0 million of debt of certain third parties as of December 31, 2018 and 2017, respectively, of which $24.4 million and $29.3 million, net of deferred financing costs, related to consolidated VIEs is included on our consolidated balance sheets as of December 31, 2018 and 2017, respectively. These guarantees primarily relate to the debt of Cunningham as discussed under Cunningham Broadcasting Corporation within Note 13. Related Person Transactions. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. The weighted average effective interest rate for the debt of variable interest entities for the years ended December 31, 2018 and 2017 was 4.87% and 3.59%, respectively. We have determined that as of December 31, 2018 and 2017, it is not probable that we would have to perform under any of these guarantees.

Debt of non-media subsidiaries

Debt of our consolidated subsidiaries related to our non-media private equity investments and real estate ventures is non-recourse to us. Interest was paid on this debt at a fixed 3.88% during 2018. The weighted average effective interest rate for the debt of other non-media subsidiaries for the years ended December 31, 2018 and 2017 was 3.94% and 4.31%, respectively.

Capital leases

Our capital leases with non-affiliates related primarily to broadcast towers. All of our tower leases will expire within the next 14 years and it is expected that these leases will be renewed or replaced within the normal course of business. For more information related to our affiliate capital leases, see Note 13. Related Person Transactions.

8.              PROGRAM CONTRACTS:

Future payments required under program contracts as of December 31, 2018 were as follows (in thousands):

2019	$93,480
2020	17,245
2021	14,434
2022	11,458
2023	6,923
Total	143,540
Less: Current portion	(93,480)
Long-term portion of program contracts payable	$50,060

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amount are payments due in arrears of $23.6 million. In addition, we have entered into non-cancelable commitments for future program rights aggregating to $70.8 million as of December 31, 2018.

9.              COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2018 and 2017, no Class B Common Stock shares were converted into Class A Common Stock shares.

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

On March 15, 2017, we completed a public offering of 12.0 million shares of Class A common stock that was priced at $42.00 per share. The net proceeds of $487.9 million are intended to be used to fund future potential acquisitions and for general corporate purposes.

During 2018 and 2017, our Board of Directors declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. The quarterly dividend per share was increased from $0.18 to $0.20 in November 2018. Total dividend payments for the years ended December 31, 2018 and 2017 were $0.74 and $0.72 per share, respectively. In February 2019, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant. The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

On September 6, 2016 the Board of Directors approved a $150.0 million share repurchase program. On August 9, 2018, the Board of Directors approved an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2018, we have repurchased approximately 7.8 million shares of Class A Common Stock for $220.9 million. As of December 31, 2018, the total remaining repurchase authorization was $868.0 million. From January 1, 2019 through March 1, 2019, we repurchased an additional 3.5 million shares of Class A Common Stock for $105.0 million. As of March 1, 2019, the total remaining repurchase authorization was $763.1 million.

10.             INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Current provision for income taxes:
Federal	$58,785	$77,477	$113,737
State	8,061	6,625	2,273
	66,846	84,102	116,010
Deferred (benefit) provision for income taxes:
Federal	(68,802)	(196,468)	8,555
State	(33,819)	37,006	(2,437)
	(102,621)	(159,462)	6,118
(Benefit) provision for income taxes	$(35,775)	$(75,360)	$122,128

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Adjustments:
Federal tax credits (a)	(19.9)%	(2.2)%	(0.4)%
State income taxes, net of federal tax benefit (b)	(9.0)%	5.0%	0.2%
Non-deductible items (c)	(4.9)%	1.5%	1.0%
Effect of consolidated VIEs (d)	1.6%	1.0%	1.2%
Federal tax reform (e)	(1.4)%	(54.3)%	—%
Domestic production activities deduction	—%	(1.7)%	(3.4)%
Other	0.9%	0.6%	(0.3)%
Effective income tax rate	(11.7)%	(15.1)%	33.3%

(a)
During the years ended December 31, 2018 and 2017, we recorded a benefit of $58.2 million and $8.3 million, respectively, related to investments in sustainability initiatives whose activities qualify for federal income tax credits through 2021.

(b)	Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers and/or impact of changes in apportionment.

(c)
Our 2018 income tax provision includes a $17.7 million permanent benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, as discussed in Note 2. Acquisitions and Dispositions of Assets.

(d)
Certain of our consolidated VIEs incur expenses that are not attributable to non-controlling interests because we absorb certain related losses of the VIEs.  These expenses are not tax-deductible by us, and since these VIEs are treated as pass-through entities for income tax purposes, deferred income tax benefits are not recognized.

(e)
Our 2018 and 2017 income tax provisions include a non-recurring benefit of $4.3 million and $272.1 million, respectively, to reflect the effect of the U.S. Tax Cuts and Jobs Act (Tax Reform) enacted on December 22, 2017.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred Tax Assets:
Net operating losses:
Federal	$28,630	$34,861
State	74,339	75,754
Goodwill and intangible assets	12,587	14,389
Other	47,361	33,462
	162,917	158,466
Valuation allowance for deferred tax assets	(65,887)	(62,865)
Total deferred tax assets	$97,030	$95,601
Deferred Tax Liabilities:
Goodwill and intangible assets	$(427,339)	$(514,776)
Property & equipment, net	(80,461)	(80,630)
Other	(2,483)	(15,431)
Total deferred tax liabilities	(510,283)	(610,837)
Net deferred tax liabilities	$(413,253)	$(515,236)

At December 31, 2018, the Company had approximately $136.3 million and $1.5 billion of gross federal and state net operating losses, respectively. Those losses will expire during various years from 2019 to 2038, and some of them are subject to annual limitations under the Internal Revenue Code Section 382 and similar state provisions.  As discussed in Income taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes.  As of December 31, 2018, a valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2018, we increased our valuation allowance by $3.0 million to $65.9 million. The increase in valuation allowance was primarily due to uncertainty in the realizability of a state deferred tax asset generated by a subsidiary in 2018. During the year ended December 31, 2017, we increased our valuation allowance by $11.1 million to $62.9 million. The increase in valuation allowance was primarily due to the impact of Tax Reform on the federal tax effect on certain state net operating loss carryforwards, for which a full valuation allowance was provided.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in thousands):

	2018	2017	2016
Balance at January 1,	$7,237	$4,739	$3,257
Additions related to prior year tax positions	120	2,019	420
Additions related to current year tax positions	1,600	610	2,053
Reductions related to prior year tax positions	(453)	—	—
Reductions related to settlements with taxing authorities	(436)	(131)	—
Reductions related to expiration of the applicable statute of limitations	(1,493)	—	(991)
Balance at December 31,	$6,575	$7,237	$4,739

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Our 2013 through 2015 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. Our 2015 and subsequent federal and/or state tax returns remain subject to examination by various tax authorities.  Some of our pre-2015 federal and/or state tax returns may also be subject to examination. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, we do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

11.       COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, we do not believe the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial statements.

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

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ).  This consent decree resolves the Department of Justice’s investigation into the sharing of pacing information among certain stations in some local markets.  The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The consent decree is not an admission of any wrongdoing by the Company, and does not subject Sinclair to any monetary damages or penalties.  The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the Department of Justice has required in previous consent decrees in other industries. The consent decree also requires the Company stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits filed in United States District Court against the Company. Most of these lawsuits were also brought against other broadcasters and other defendants, including, in certain cases, unidentified “John Doe” defendants. The lawsuits allege that the defendants conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States, in violation of the Sherman Antitrust Act, and, in one case, state consumer protection and tort laws. The lawsuits seek damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The lawsuits followed published reports of a DOJ investigation last year into the exchange of pacing data within the industry. The Company believes the class action lawsuits are without merit and intends to vigorously defend itself against all such claims.

On July 19, 2018, the FCC released a Hearing Designation Order (HDO) to commence a hearing before an Administrative Law Judge (ALJ) with respect to the Company’s proposed acquisition of Tribune.  The HDO directed the FCC's Media Bureau to hold in abeyance all other pending applications and amendments thereto related to the proposed Merger with Tribune until the issues that are the subject of the HDO have been resolved with finality.  The HDO asked the ALJ to determine (i) whether Sinclair was the real party in interest to the sale of WGN-TV, KDAF(TV), and KIAH(TV), (ii) if so, whether the Company engaged in misrepresentation and/or lack of candor in its applications with the FCC and (iii) whether consummation of the overall transaction would be in the public interest and compliance with the FCC’s ownership rules.  The Company maintains that the overall transaction and the proposed divestitures complied with the FCC’s rules, and strongly rejects any allegation of misrepresentation or lack of candor. The Merger Agreement was terminated by Tribune on August 9, 2018, on which date the Company subsequently filed a letter with the FCC to withdraw the merger applications and have them dismissed with prejudice and filed with the ALJ a Notice of Withdrawal of Applications and Motion to Terminate Hearing (Motion). On August 10, 2018, the FCC's Enforcement Bureau filed a responsive pleading with the ALJ stating that it did not oppose dismissal of the merger applications and concurrent termination of the hearing proceeding. Action on the Motion remains pending. We cannot predict how the ALJ will act on the Motion or the timing for completion or the outcome of the ALJ hearing.  While review of the issues raised by the HDO remains pending, the Company's ability to acquire additional TV stations may be impacted.

On August 9, 2018, Tribune filed a complaint (the "Tribune Complaint") in the Court of Chancery of the State of Delaware against the Company, which action is captioned Tribune Media Company v. Sinclair Broadcast Group, Inc, Case No. 2018-0593-JTL. The Tribune Complaint alleges that the Company breached the Merger Agreement by, among other things, failing to use its reasonable best efforts to secure regulatory approval of the Merger, and that such breach resulted in the failure of the Merger to obtain regulatory approval and close. The Tribune Complaint seeks declaratory relief, money damages in an amount to be determined at trial (but which the Tribune Complaint suggests could be in excess $1 billion), and attorney's fees and costs. On August 29, 2018, the Company filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint. In its counterclaim, the Company alleges that Tribune breached the Merger Agreement and seeks declaratory relief, money damages in an amount to be determined at trial, and attorneys ' fees and costs. Sinclair believes that the allegations in the Tribune Complaint are without merit and intends to vigorously defend against such allegations.

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint (the “Initial Complaint”) in the United States District Court for the District of Maryland (the "District of Maryland") against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Ligitation, case No. 1:18-CV-02445-CCB (the "Securities Action").  The Initial Complaint in the Securities Action alleges that defendants violated the federal securities laws by issuing false or misleading disclosures concerning the Merger prior to the termination thereof.  The Initial Complaint seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. On December 10, 2018, the District of Maryland appointed lead plaintiff's counsel in the Securities Action. Pursuant to a scheduling order entered by the court on December 20, 2018, as amended, lead counsel in the Securities Action will file an amended complaint on or before March 1, 2019. The Company believes that the allegations in the Komito Complaint are without merit and intends to vigorously defend against the allegations.

In addition, beginning in late July 2018, Sinclair received letters from two putative Company shareholders requesting that the board of directors of the Company investigate whether any of the Company’s officers and directors committed nonexculpated breaches of fiduciary duties in connection with, or gross mismanagement with respect to: (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. A committee consisting of independent members of the board of directors has been formed to respond to these demands (the Special Litigation Committee). The members of the Special Litigation Committee are Martin R. Leader, Larry E. McCanna, and the Honorable Benson Everett Legg.

On November 29, 2018, putative Company shareholder Fire and Police Retiree Health Care Fund, San Antonio filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s board of directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Fire and Police Retiree Health Care Fund, San Antonio v. Smith, et al., Case No. 1:18-cv-03670-RDB (the “San Antonio Action”). On December 26, 2018, putative Company shareholder Teamsters Local 677 Health Services & Insurance Plan filed a shareholder derivative complaint in the Circuit Court of Maryland for Baltimore County (the “Circuit Court”) against the members of the Company’s board of directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Teamsters Local 677 Health Services & Insurance Plan v. Friedman, et al., Case No. 03-C-18-12119 (the “Teamsters Action”). A defendant in the Teamsters Action removed the Teamsters action to the District of Maryland, and the plaintiff in that case has moved to remand the case back to the Circuit Court. That motion is fully briefed and awaiting decision. On December 21, 2018, putative Company shareholder Norfolk County Retirement System filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s board of directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Norfolk County Retirement System v. Smith, et al., Case No. 1:18-cv-03952-RDB (the “Norfolk Action,” and together with the San Antonio Action and the Teamsters Action, the “Derivative Actions”). The plaintiffs in each of the Derivative Actions allege breaches of fiduciary duties by the defendants in connection with (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. The plaintiffs in the Derivative Actions seek declaratory relief, money damages to be awarded to the Company in an amount to be determined at trial, corporate governance reforms, equitable or injunctive relief, and attorney’s fees and costs. Additionally, the plaintiffs in the Teamsters and Norfolk Actions allege that the defendants were unjustly enriched, in the form of their compensation as directors and/or officers of the Company, in light of the alleged breaches of fiduciary duty, and seek restitution to be awarded to the Company. These allegations are the subject matter of the review being conducted by the Special Litigation Committee, as noted above.

Operating Leases

We have entered into operating leases for certain property and equipment under terms ranging from less than one year to 25 years .  The rent expense under these leases, as well as certain leases under month-to-month arrangements, for the years ended December 31, 2018, 2017, and 2016 was approximately $34.5 million, $28.7 million, and $26.0 million, respectively.

Future minimum payments under the leases are as follows (in thousands):

2019	$32,108
2020	31,287
2021	29,547
2022	26,702
2023	24,325
2024 and thereafter	157,816
$301,785

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

In 1999, the FCC established a new local television ownership rule that made certain LMAs attributable.  The FCC adopted policies to grandfather LMAs that were entered into prior to November 5, 1996, and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its subsequent quadrennial reviews.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  Currently, all LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the grandfathering of these LMAs, we would have to terminate or modify these LMAs.

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

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the full Commission will agree to terminate the Rulemaking without action.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014, were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. On November 20, 2017, the FCC released an Ownership Order on Reconsideration that, among other things, eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the Third Circuit. We cannot predict the outcome of this proceeding. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including loss of revenues, increased costs, losses on investments, and termination penalties.

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

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules. The NPRM seeks comment on whether the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule continue to be necessary in the public interest or whether they should be modified or eliminated. With respect to the Local Television Ownership Rule specifically, among other things, the NPRM seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the NPRM examines further several diversity related proposals raised in the last quadrennial review proceeding. The public comment period will begin 60 days after publication of the NPRM in the Federal Register, which publication not yet occurred. We cannot predict the outcome of the rulemaking proceeding. Changes to these rules could impact our ability to make radio or television station acquisitions.

12.              VARIABLE INTEREST ENTITIES:

Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services.  In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee.  We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing.  The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs.  The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.  Several of these VIEs are owned by a related party, Cunningham.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
ASSETS
Current assets:
Accounts receivable	$28,276	$19,566
Other current assets	6,773	8,937
Total current asset	35,049	28,503

Program contract costs, less current portion	2,058	822
Property and equipment, net	5,346	6,215
Goodwill and indefinite-lived intangible assets	15,064	15,064
Definite-lived intangible assets, net	67,680	74,442
Other assets	2,374	5,601
Total assets	$127,571	$130,647
LIABILITIES
Current liabilities:
Other current liabilities	$18,298	$23,564

Notes payable, capital leases and commercial bank financing, less current portion	19,278	23,217
Program contracts payable, less current portion	8,474	11,213
Other long term liabilities	650	650
Total liabilities	$46,700	$58,644

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business. The total capital lease liabilities, net of capital lease assets, which are excluded from the above, were $4.5 million, for both years ended December 31, 2018 and 2017.  Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $124.5 million and $116.5 million as of December 31, 2018 and December 31, 2017, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2018, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 7. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs.  However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary as of December 31, 2018 and 2017 was $71.3 million and $115.7 million, respectively, and are included in other assets in our consolidated balance sheets. See Note 6. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to equity method investments and other equity investments are recorded in (loss) income from equity method investments and other income, net, respectively, in our consolidated statements of operations.  We recorded losses of $45.1 million and $5.3 million for the years ended December 31, 2018 and 2017, respectively, and income of $2.5 million for the year ended December 31, 2016, related to these investments.

13.       RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $5.0 million for the year ended December 31, 2018 and $5.1 million for both the years ended December 31, 2017 and 2016.

Capital leases payable related to the aforementioned relationships were $12.5 million, net of $3.6 million interest, and $14.2 million, net of $4.9 million interest, as of December 31, 2018 and 2017, respectively. The capital leases mature in periods through 2029. For further information on capital leases to affiliates, see Note 7. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $1.7 million, $1.9 million, and $1.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 12. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of December 31, 2018, we have jointly, severally, unconditionally, and irrevocably guaranteed $50.3 million of Cunningham debt, of which $10.0 million, net of $0.7 million deferred financing costs, relates to the Cunningham VIEs that we consolidate, as discussed further below.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5.0 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $47.4 million and $44.0 million as of December 31, 2018 and 2017, respectively.  The remaining aggregate purchase price of these stations, net of prepayments, as of both December 31, 2018 and 2017 was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $10.0 million, $9.1 million, and $8.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025, and certain stations have renewal provisions for successive eight year periods. Cunningham assumed the joint sales agreement under which we provide services to WEMT-TV, WYDO-TV, and KBVU-TV/KCVU-TV in September 2017 with the acquisition of the membership interest of Esteem Broadcasting LLC in connection with our acquisition of Bonten Media Group, as discussed in Note 2. Acquisitions and Dispositions of Assets.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statement of operations. Our consolidated revenues include $171.0 million, $124.8 million, and $114.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to the Cunningham Stations.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling $0.2 million for the year ended December 31, 2018 and $0.6 million for the years ended December 31, 2017 and 2016.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.7 million, $0.6 million, and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Other transactions with equity method investees

In 2018, 120 Sports Holding, LLC (120 Sports), an equity method investee, entered into a convertible promissory note to borrow $3.75 million from us, maturing on July 30, 2021. The note bears interest at a fixed rate of 6.0% per annum.

14.             EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Income (Numerator)
Net income	$345,998	$594,104	$250,762
Net income attributable to noncontrolling interests	(4,757)	(18,091)	(5,461)
Numerator for diluted earnings available to common shareholders	$341,241	$576,013	$245,301

Shares (Denominator)
Weighted-average common shares outstanding	100,913	99,844	93,567
Dilutive effect of outstanding stock settled appreciation rights and stock options	805	945	866
Weighted-average common and common equivalent shares outstanding	101,718	100,789	94,433

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

	2018	2017	2016
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,325	450	556

15. SEGMENT DATA:

We measure segment performance based on operating income (loss).  Our broadcast segment, includes stations in 89 markets located throughout the continental United States. Other primarily consists of owned networks and content, digital and internet solutions, technical services and other non-media investments. All of our businesses included in Other are located within the United States. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location.  Other and Corporate are not reportable segments but are included for reconciliation purposes.

We had approximately $155.8 million and $159.8 million of intercompany loans between broadcast, other and corporate as of December 31, 2018 and 2017, respectively.  We had $15.3 million, $18.5 million, and $24.4 million in intercompany interest expense related to intercompany loans between broadcast, other, and corporate for the years ended December 31, 2018, 2017 and 2016, respectively. All other intercompany transactions are immaterial.

Financial information for our reportable segment is included in the following tables for the years ended December 31, 2018, 2017, and 2016 (in thousands):

For the year ended December 31, 2018	Broadcast		Other		Corporate	Consolidated
Revenue	$2,714,663		$340,418		$—	$3,055,081
Depreciation of property and equipment	97,703		7,461		76	105,240
Amortization of definite-lived intangible assets and other assets	153,720		21,128		—	174,848
Amortization of program contract costs and net realizable value adjustments	100,899		—		—	100,899
General and administrative overhead expenses	100,241		913		9,916	111,070
(Gain) loss on asset dispositions and other, net of impairment	(99,977)	(d)	60,032	(c)	(118)	(40,063)
Operating income (loss)	751,341	(d)	(81,805)	(c)	(9,875)	659,661
Interest expense	5,734		803		285,439	291,976
Loss from equity method investments	—		(60,831)		—	(60,831)
Goodwill	2,054,779		69,123		—	2,123,902
Assets	4,797,420		720,704		1,053,968	6,572,092
Capital expenditures	94,812		5,155		5,094	105,061

For the year ended December 31, 2017	Broadcast	Other		Corporate	Consolidated
Revenue (a)	$2,393,641	$242,574		$—	$2,636,215
Depreciation of property and equipment	88,751	7,368		984	97,103
Amortization of definite-lived intangible assets and other assets	155,640	23,182		—	178,822
Amortization of program contract costs and net realizable value adjustments	115,523	—		—	115,523
General and administrative overhead expenses	101,680	1,009		10,564	113,253
(Gain) loss on asset dispositions and other, net of impairment	(225,770)	(53,102)	(b)	—	(278,872)
Operating income (loss)	724,110	24,943	(b)	(11,547)	737,506
Interest expense	5,285	1,835		205,195	212,315
Loss from equity method investments	—	(14,307)		—	(14,307)
Goodwill	2,053,410	70,623		—	2,124,033
Assets	5,267,986	769,919		746,565	6,784,470
Capital expenditures	63,163	5,546		15,103	83,812

For the year ended December 31, 2016	Broadcast	Other	Corporate	Consolidated
Revenue (a)	$2,416,985	$205,525	$—	$2,622,510
Depreciation of property and equipment	91,573	5,772	1,184	98,529
Amortization of definite-lived intangible assets and other assets	155,479	28,316	—	183,795
Amortization of program contract costs and net realizable value adjustments	127,880	—	—	127,880
General and administrative overhead expenses	67,035	2,459	4,062	73,556
(Gain) loss on asset dispositions and other, net of impairment	(4,647)	(1,427)	45	(6,029)
Operating income (loss)	639,422	(31,258)	(5,311)	602,853
Interest expense	5,641	6,371	199,131	211,143
Income from equity method investments	—	906	—	906

(a)	Revenue has been adjusted for the adoption of ASC 606. See Note 1. Nature of Operations and Summary of Significant Accounting Policies

(b)	Includes a gain on the sale of Alarm of $53.0 million, of which $12.3 million was attributable to noncontrolling interests.

(c)	Includes a $59.6 million impairment to the carrying value of a consolidated real estate venture. See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(d)	Includes a gain of $83.3 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.

16.       FAIR VALUE MEASUREMENTS:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our notes and debentures as of December 31, 2018 and 2017 (in thousands):

	2018		2017
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
6.125% Senior Unsecured Notes due 2022	$500,000	$503,750	$500,000	$515,535
5.875% Senior Unsecured Notes due 2026	350,000	326,375	350,000	363,475
5.625% Senior Unsecured Notes due 2024	550,000	515,625	550,000	568,205
5.375% Senior Unsecured Notes due 2021	600,000	598,500	600,000	610,440
5.125% Senior Unsecured Notes due 2027	400,000	353,000	400,000	396,088
Term Loan A-1 (b)	—	—	117,370	117,370
Term Loan A-2	95,892	92,057	113,327	113,327
Term Loan B	1,342,600	1,275,470	1,356,300	1,357,995
Debt of variable interest entities	25,281	25,281	29,614	29,614
Debt of non-media subsidiaries	19,577	19,577	25,238	25,238

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $33.0 million and $39.0 million as of December 31, 2018 and 2017, respectively.

(b)	Term Loan A-1 debt matured in April 2018.

17.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, the 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. Our Class A Common Stock and Class B Common Stock as of December 31, 2018, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, 5.125% Notes, and until they were redeemed, the 6.375% Notes. As of December 31, 2018, our consolidated total debt of $3,892.5 million included $3,843.5 million of debt related to STG and its subsidiaries of which SBG guaranteed $3,831.0 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2018
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$961,963	$19,648	$78,719	$—	$1,060,330
Accounts and other receivables	—	—	530,543	68,054	—	598,597
Other current assets	3,235	5,548	103,111	37,157	(24,072)	124,979
Total current assets	3,235	967,511	653,302	183,930	(24,072)	1,783,906

Property and equipment, net	754	31,773	593,755	70,223	(13,371)	683,134

Investment in consolidated subsidiaries	1,604,234	3,654,263	4,179	—	(5,262,676)	—
Other long-term assets	31,002	851,170	119,187	165,064	(970,375)	196,048
Goodwill	—	—	2,120,035	3,867	—	2,123,902
Indefinite-lived intangible assets	—	—	143,924	14,298	—	158,222
Definite-lived intangible assets	—	—	1,608,748	70,409	(52,277)	1,626,880
Total assets	$1,639,225	$5,504,717	$5,243,130	$507,791	$(6,322,771)	$6,572,092

Accounts payable and accrued liabilities	$100	$78,814	$273,444	$85,875	$(25,006)	$413,227
Current portion of long-term debt	—	31,135	4,100	7,842	(513)	42,564
Other current liabilities	—	—	107,051	9,743	—	116,794
Total current liabilities	100	109,949	384,595	103,460	(25,519)	572,585

Long-term debt	—	3,775,489	36,551	381,913	(344,062)	3,849,891
Other liabilities	289	40,132	1,169,184	173,197	(833,506)	549,296
Total liabilities	389	3,925,570	1,590,330	658,570	(1,203,087)	4,971,772

Total Sinclair Broadcast Group equity	1,638,836	1,579,147	3,652,800	(107,825)	(5,124,122)	1,638,836
Noncontrolling interests in consolidated subsidiaries	—	—	—	(42,954)	4,438	(38,516)
Total liabilities and equity	$1,639,225	$5,504,717	$5,243,130	$507,791	$(6,322,771)	$6,572,092

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2017
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$645,830	$12,273	$23,223	$—	$681,326
Restricted Cash	—	—	311,110	2,000	—	313,110
Accounts and other receivables	—	—	530,273	36,191	—	566,464
Other current assets	3,034	5,758	145,637	9,687	(10,269)	153,847
Total current assets	3,034	651,588	999,293	71,101	(10,269)	1,714,747

Property and equipment, net	829	31,111	586,950	132,010	(12,602)	738,298

Investment in consolidated subsidiaries	1,537,337	4,116,241	4,179	—	(5,657,757)	—
Other long-term assets	31,757	770,312	104,363	208,367	(868,448)	246,351
Goodwill	—	—	2,120,166	3,867	—	2,124,033
Indefinite-lived intangible assets	—	—	145,073	14,298	—	159,371
Definite-lived intangible assets	—	—	1,781,045	77,944	(57,319)	1,801,670
Total assets	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

Accounts payable and accrued liabilities	$1,100	$84,326	$261,266	$36,029	$(12,318)	$370,403
Current portion of long-term debt	—	148,505	3,445	9,645	(546)	161,049
Other current liabilities	—	—	180,616	14,281	—	194,897
Total current liabilities	1,100	232,831	445,327	59,955	(12,864)	726,349

Long-term debt	—	3,799,987	39,730	381,127	(333,243)	3,887,601
Other liabilities	3,119	38,282	1,141,266	187,569	(734,082)	636,154
Total liabilities	4,219	4,071,100	1,626,323	628,651	(1,080,189)	5,250,104

Total Sinclair Broadcast Group equity	1,568,738	1,498,152	4,114,746	(82,051)	(5,530,847)	1,568,738
Noncontrolling interests in consolidated subsidiaries	—	—	—	(39,013)	4,641	(34,372)
Total liabilities and equity	$1,572,957	$5,569,252	$5,741,069	$507,587	$(6,606,395)	$6,784,470

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$7	$2,855,586	$293,108	$(93,620)	$3,055,081

Media production expenses	—	2	1,130,278	141,622	(80,886)	1,191,016
Selling, general and administrative	9,916	100,251	613,074	19,740	(1,992)	740,989
Depreciation, amortization and other operating expenses	483	4,951	257,877	206,980	(6,876)	463,415
Total operating expenses	10,399	105,204	2,001,229	368,342	(89,754)	2,395,420

Operating (loss) income	(10,399)	(105,197)	854,357	(75,234)	(3,866)	659,661

Equity in earnings of consolidated subsidiaries	348,090	724,476	(457)	—	(1,072,109)	—
Interest expense	(1)	(285,438)	(3,961)	(18,482)	15,906	(291,976)
Other income (expense)	1,856	(1,852)	(57,288)	(178)	—	(57,462)
Total other income (expense)	349,945	437,186	(61,706)	(18,660)	(1,056,203)	(349,438)

Income tax benefit (provision)	1,695	89,852	(62,252)	6,480	—	35,775
Net income (loss)	341,241	421,841	730,399	(87,414)	(1,060,069)	345,998
Net income attributable to the noncontrolling interests	—	—	—	(4,959)	202	(4,757)
Net income (loss) attributable to Sinclair Broadcast Group	$341,241	$421,841	$730,399	$(92,373)	$(1,059,867)	$341,241
Comprehensive income (loss)	$346,637	$422,480	$730,399	$(87,414)	$(1,065,465)	$346,637

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue (a)	$—	$—	$2,507,183	$209,914	$(80,882)	$2,636,215

Media production expenses	—	—	1,013,035	124,044	(72,935)	1,064,144
Selling, general and administrative	9,204	102,930	522,039	14,800	(2,183)	646,790
Depreciation, amortization and other operating expenses	984	6,250	131,880	51,461	(2,800)	187,775
Total operating expenses	10,188	109,180	1,666,954	190,305	(77,918)	1,898,709

Operating (loss) income	(10,188)	(109,180)	840,229	19,609	(2,964)	737,506

Equity in earnings of consolidated subsidiaries	579,954	793,620	(16)	—	(1,373,558)	—
Interest expense	(88)	(205,107)	(4,586)	(21,643)	19,109	(212,315)
Other income (expense)	1,678	5,077	(5,790)	(7,412)	—	(6,447)
Total other income (expense)	581,544	593,590	(10,392)	(29,055)	(1,354,449)	(218,762)

Income tax benefit (provision)	4,657	100,473	(30,171)	401	—	75,360
Net income (loss)	576,013	584,883	799,666	(9,045)	(1,357,413)	594,104
Net income attributable to the noncontrolling interests	—	—	—	(17,738)	(353)	(18,091)
Net income (loss) attributable to Sinclair Broadcast Group	$576,013	$584,883	$799,666	$(26,783)	$(1,357,766)	$576,013
Comprehensive income (loss)	$593,488	$584,267	$799,666	$(9,045)	$(1,374,888)	$593,488

(a)	See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of the new accounting principles for revenue recognition.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue (a)	$—	$—	$2,476,669	$254,031	$(108,190)	$2,622,510

Media production expenses	—	—	920,715	135,511	(100,622)	955,604
Selling, general and administrative	4,062	70,503	489,882	10,804	(106)	575,145
Depreciation, amortization and other operating expenses	1,064	7,331	360,550	121,986	(2,023)	488,908
Total operating expenses	5,126	77,834	1,771,147	268,301	(102,751)	2,019,657

Operating (loss) income	(5,126)	(77,834)	705,522	(14,270)	(5,439)	602,853

Equity in earnings of consolidated subsidiaries	244,580	463,598	220	—	(708,398)	—
Interest expense	(238)	(198,893)	(4,481)	(32,521)	24,990	(211,143)
Other income (expense)	3,613	(22,867)	715	(281)	—	(18,820)
Total other income (expense)	247,955	241,838	(3,546)	(32,802)	(683,408)	(229,963)

Income tax benefit (provision)	2,472	99,148	(231,504)	7,756	—	(122,128)
Net income (loss)	245,301	263,152	470,472	(39,316)	(688,847)	250,762
Net income attributable to the noncontrolling interests	—	—	—	(4,937)	(524)	(5,461)
Net income (loss) attributable to Sinclair Broadcast Group	$245,301	$263,152	$470,472	$(44,253)	$(689,371)	$245,301
Comprehensive income (loss)	$250,789	$263,179	$470,472	$(39,316)	$(694,335)	$250,789

(a)	See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of the new accounting principles for revenue recognition.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(8,542)	$(252,615)	$936,385	$(40,533)	$12,723	647,418
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(1)	(6,592)	(98,201)	(3,914)	3,647	(105,061)
Proceeds from sale of assets	—	—	1,616	—	—	1,616
Investments in equity investees	(2,587)	(1,975)	(27,960)	(3,283)	—	(35,805)
Distributions from equity method investees	4,728	—	—	18,106	—	22,834
Other, net	1,670	(12,091)	8,626	—	—	(1,795)
Net cash flows from (used in) investing activities	3,810	(20,658)	(115,919)	10,909	3,647	(118,211)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	—	—	4,317	—	4,317
Repayments of notes payable, commercial bank financing and capital leases	—	(148,505)	(3,554)	(15,120)	394	(166,785)
Dividends paid on Class A and Class B Common Stock	(74,566)	—	—	—	—	(74,566)
Repurchase of outstanding Class A Common Stock	(220,889)	—	—	—	—	(220,889)
Payments for deferred financing cost	—	—	—	(922)	—	(922)
Distributions to noncontrolling interests	—	—	—	(8,901)	—	(8,901)
Increase (decrease) in intercompany payables	297,256	737,911	(1,117,417)	100,440	(18,190)	—
Other, net	2,931	—	(3,230)	1,802	1,426	2,929
Net cash flows from (used in) financing activities	4,732	589,406	(1,124,201)	81,616	(16,370)	(464,817)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	316,133	(303,735)	51,992	—	64,390
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	645,830	323,383	26,727	—	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$961,963	$19,648	$78,719	$—	$1,060,330

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017 (a)
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(8,659)	$(180,966)	$600,070	$12,424	$8,544	$431,413
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(130)	(14,973)	(68,475)	(2,930)	2,696	(83,812)
Acquisition of businesses, net of cash acquired	—	(8,308)	(262,965)	—	—	(271,273)
Purchase of alarm monitoring contracts	—	—	—	(5,682)	—	(5,682)
Proceeds from sale of assets	—	—	568	194,641	—	195,209
Investments in equity investees	(946)	(720)	(20,701)	(32,762)	—	(55,129)
Distributions from equity method investees	5,857	—	—	6,321	—	12,178
Spectrum auction proceeds	—	—	310,802	—	—	310,802
Other, net	740	11,551	—	—	—	12,291
Net cash flows from (used in) investing activities	5,521	(12,450)	(40,771)	159,588	2,696	114,584

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	159,669	—	7,128	—	166,797
Repayments of notes payable, commercial bank financing and capital leases	(1,858)	(213,919)	(3,381)	(121,270)	320	(340,108)
Proceeds from sale of Class A Common Stock	487,883	—	—	—	—	487,883
Dividends paid on Class A and Class B Common Stock	(71,364)	—	—	—	—	(71,364)
Repurchase of outstanding Class A Common Stock	(30,287)	—	—	—	—	(30,287)
Payments for deferred financing costs	—	(425)	—	(306)	—	(731)
Distributions to noncontrolling interests	—	—	—	(22,416)	—	(22,416)
Increase (decrease) in intercompany payables	(381,344)	660,911	(242,402)	(25,605)	(11,560)	—
Other, net	108	713	(1,008)	172	—	(15)
Net cash flows from (used in) financing activities	3,138	606,949	(246,791)	(162,297)	(11,240)	189,759

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	413,533	312,508	9,715	—	735,756
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	232,297	10,875	17,012	—	260,184
CASH, CASH EQUIVALENTS, AND RESTRICTD CASH, end of period	$—	$645,830	$323,383	$26,727	$—	$995,940

(a) See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of new accounting principles related to the classification of certain cash receipts and cash payments.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016 (a)
(In thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(11,784)	$(130,406)	$721,991	$7,914	$23,875	$611,590
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8,006)	(82,450)	(5,009)	1,000	(94,465)
Acquisition of businesses, net of cash acquired	—	—	(415,282)	(10,375)	—	(425,657)
Purchase of alarm monitoring contracts	—	—	—	(40,206)	—	(40,206)
Proceeds from sale of assets	—	—	8,069	9,133	—	17,202
Investments in equity investees	(2,945)	(15,620)	(27)	(32,655)	—	(51,247)
Other, net	1,714	(25,120)	3,179	5,072	—	(15,155)
Net cash flows (used in) from investing activities	(1,231)	(48,746)	(486,511)	(74,040)	1,000	(609,528)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable, commercial bank financing and capital leases	—	995,000	—	29,912	—	1,024,912
Repayments of notes payable, commercial bank financing and capital leases	(1,651)	(650,422)	(3,007)	(19,612)	253	(674,439)
Dividends paid on Class A and Class B Common Stock	(65,909)	—	—	—	—	(65,909)
Repurchases of outstanding Class A Common Stock	(136,283)	—	—	—	—	(136,283)
Payments for deferred financing costs	—	(35,254)	—	(251)	—	(35,505)
Distributions to noncontrolling interests	—	—	—	(10,464)	—	(10,464)
Increase (decrease) in intercompany payables	218,054	(17,778)	(224,551)	49,403	(25,128)	—
Other, net	(1,196)	407	2,718	184	—	2,113
Net cash flows from (used in) financing activities	13,015	291,953	(224,840)	49,172	(24,875)	104,425

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	112,801	10,640	(16,954)	—	106,487
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	119,496	235	33,966	—	153,697
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$232,297	$10,875	$17,012	$—	$260,184

(a) See Recent Accounting Pronouncements within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of new accounting principles related to the classification of certain cash receipts and cash payments.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

	For the Quarter Ended
	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Total revenues, net	$665,352	$730,143	$766,261	$893,325
Operating income	$107,314	$131,583	$157,810	$262,954
Net income	$43,994	$29,310	$65,000	$207,694
Net income attributable to Sinclair Broadcast Group	$43,123	$28,042	$63,875	$206,201
Basic earnings per common share	$0.42	$0.27	$0.63	$2.12
Diluted earnings per common share	$0.42	$0.27	$0.62	$2.10

	For the Quarter Ended
	3/31/2017	6/30/2017	9/30/2017	12/31/2017 (a)
Total revenues, net (b)	$626,936	$652,235	$644,532	$712,512
Operating income	$157,629	$118,849	$103,447	$357,581
Net income	$70,703	$46,035	$32,566	$444,800
Net income attributable to Sinclair Broadcast Group	$57,202	$44,645	$30,637	$443,529
Basic earnings per common share	$0.62	$0.43	$0.30	$4.36
Diluted earnings per common share	$0.61	$0.43	$0.30	$4.32

(a)
During the three months ended December 31, 2017, we recognized a gain of $225.3 million for vacating spectrum in certain markets as discussed in Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets; and a non-recurring benefit of $272.1 million to reflect the estimated effect of the Tax Reform as discussed in Note 10. Income Taxes.

(b)	See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies for a discussion of the adoption of the new accounting principles for revenue recognition.