Form 10-Q
period 2019-03-31
SINCLAIR BROADCAST GROUP INC
filed 2019-05-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $ 0.01 per share	SBGI	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	5/6/2019
Class A Common Stock	65,826,328
Class B Common Stock	25,527,682

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$975,347	$1,060,330
Accounts receivable, net of allowance for doubtful accounts of $1,763 and $2,379, respectively	581,226	598,597
Current portion of program contract costs	42,092	64,247
Prepaid expenses and other current assets	84,337	60,732
Total current assets	1,683,002	1,783,906
Program contract costs, less current portion	9,369	11,217
Property and equipment, net	687,217	683,134
Operating lease assets	193,792	—
Goodwill	2,123,902	2,123,902
Indefinite-lived intangible assets	158,364	158,222
Definite-lived intangible assets, net	1,584,021	1,626,880
Other assets	194,541	184,831
Total assets (a)	$6,634,208	$6,572,092

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$376,287	$413,227
Income taxes payable	24,738	23,314
Current portion of notes payable, finance leases and commercial bank financing	42,193	42,564
Current portion of operating lease liabilities	22,779	—
Current portion of program contracts payable	73,583	93,480
Total current liabilities	539,580	572,585
Notes payable, finance leases and commercial bank financing, less current portion	3,840,952	3,849,891
Operating lease liabilities, less current portion	193,970	—
Program contracts payable, less current portion	45,445	50,060
Deferred tax liabilities	414,873	413,253
Other long-term liabilities	80,235	85,983
Total liabilities (a)	5,115,055	4,971,772
Commitments and contingencies (See Note 5)

Shareholders' Equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 66,241,852 and 68,897,723 shares issued and outstanding, respectively	662	689
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,527,682 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	255	257
Additional paid-in capital	1,038,332	1,121,054
Retained earnings	520,936	517,620
Accumulated other comprehensive loss	(784)	(784)
Total Sinclair Broadcast Group shareholders’ equity	1,559,401	1,638,836
Noncontrolling interests	(40,248)	(38,516)
Total equity	1,519,153	1,600,320
Total liabilities and equity	$6,634,208	$6,572,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of March 31, 2019 and December 31, 2018 include total assets of variable interest entities (VIEs) of $124.2 million and $127.6 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of March 31, 2019 and December 31, 2018 include total liabilities of VIEs of $17.5 million and $22.3 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 8. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Media revenues	$673,364	$643,651
Non-media revenues	48,739	21,701
Total revenues	722,103	665,352

OPERATING EXPENSES:
Media production expenses	319,044	288,549
Media selling, general and administrative expenses	159,923	146,899
Amortization of program contract costs and net realizable value adjustments	23,937	26,950
Non-media expenses	39,300	21,223
Depreciation of property and equipment	23,020	27,325
Corporate general and administrative expenses	27,726	24,596
Amortization of definite-lived intangible and other assets	43,464	43,605
Gain on asset dispositions and other, net of impairment	(7,909)	(21,109)
Total operating expenses	628,505	558,038
Operating income	93,598	107,314

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(54,626)	(69,742)
Loss from equity method investments	(13,637)	(12,587)
Other income, net	2,195	3,381
Total other expense, net	(66,068)	(78,948)
Income before income taxes	27,530	28,366
INCOME TAX (PROVISION) BENEFIT	(4,759)	15,628
NET INCOME	22,771	43,994
Net income attributable to the noncontrolling interests	(1,099)	(871)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$21,672	$43,123

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.23	$0.42
Diluted earnings per share	$0.23	$0.42
Weighted average common shares outstanding	92,302	101,899
Weighted average common and common equivalent shares outstanding	93,218	102,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$22,771	$43,994
Comprehensive income	22,771	43,994
Comprehensive income attributable to the noncontrolling interests	(1,099)	(871)
Comprehensive income attributable to Sinclair Broadcast Group	$21,672	$43,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (Unaudited)

	Three Months Ended March 31, 2018
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	2,100	—	—	2,100
Dividends declared and paid on Class A and Class B Common Stock ($0.18 per share)	—	—	—	—	—	(18,392)	—	—	(18,392)
Class A Common Stock issued pursuant to employee benefit plans	438,429	4	—	—	12,134	—	—	—	12,138
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,663)	(2,663)
Net income	—	—	—	—	—	43,123	—	871	43,994
BALANCE, March 31, 2018	76,509,574	$765	25,670,684	$257	$1,332,432	$275,676	$(1,423)	$(36,164)	$1,571,543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)

	Three Months Ended March 31, 2019
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2018	68,897,723	$689	25,670,684	$257	$1,121,054	$517,620	$(784)	$(38,516)	$1,600,320
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	(18,356)	—	—	(18,356)
Class B Common Stock converted into Class A Common Stock	143,002	2	(143,002)	(2)	—	—	—	—	—
Repurchases of Class A Common Stock	(3,493,194)	(35)	—	—	(104,950)	—	—	—	(104,985)
Class A Common Stock issued pursuant to employee benefit plans	694,321	6	—	—	22,228	—	—	—	22,234
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,831)	(2,831)
Net income	—	—	—	—	—	21,672	—	1,099	22,771
BALANCE, March 31, 2019	66,241,852	$662	25,527,682	$255	$1,038,332	$520,936	$(784)	$(40,248)	$1,519,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,771	$43,994
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	23,020	27,325
Amortization of definite-lived intangible and other assets	43,464	43,605
Amortization of program contract costs and net realizable value adjustments	23,937	26,950
Stock-based compensation	10,819	6,956
Deferred tax provision (benefit)	2,075	(16,342)
Gain on asset dispositions and other, net of impairment	(8,020)	(20,324)
Loss from equity method investments	13,637	12,703
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	15,987	26,504
Increase in prepaid expenses and other current assets	(23,236)	(18,353)
Decrease in accounts payable and accrued liabilities	(17,642)	(8,473)
Net change in net income taxes payable/receivable	1,424	241
Decrease in program contracts payable	(24,448)	(28,492)
Other, net	15,887	4,649
Net cash flows from operating activities	99,675	100,943

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,008)	(22,219)
Payments for debt and equity investments	(25,725)	(7,750)
Distributions from equity method investees	695	9,162
Other, net	6,883	(143)
Net cash flows used in investing activities	(47,155)	(20,950)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and finance leases	(11,062)	(16,950)
Dividends paid on Class A and Class B Common Stock	(18,356)	(18,392)
Repurchase of outstanding Class A Common Stock	(104,985)	—
Other, net	(3,100)	(2,296)
Net cash flows used in financing activities	(137,503)	(37,638)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(84,983)	42,355
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,060,330	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$975,347	$1,038,295

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

As of March 31, 2019, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)), to 191 stations in 89 markets. These stations broadcast 605 channels as of March 31, 2019. For the purpose of this report, these 191 stations and 605 channels are referred to as “our” stations and channels.

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

We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 8. Variable Interest Entities for more information on our VIEs.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2019 and 2018 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.  The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Equity Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. Investments accounted for utilizing the measurement alternative were $22.9 million, net of $1.6 million of cumulative impairments, as of March 31, 2019 and $24.5 million as of December 31, 2018. For the three months ended March 31, 2019, we recorded a $1.6 million impairment related to one investment accounted for utilizing the measurement alternative, which is reflected in other income, net in our consolidated statements of operations. For the three months ended March 31, 2018, there were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for leases, Accounting Standards Codification Topic 842 (ASC 842). We adopted the new guidance on January 1, 2019 using the modified retrospective approach and the optional transition method. Under this adoption method, comparative prior periods were not adjusted and continue to be reported in accordance with our historical accounting policy. We elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carryforward our historical assessments of whether contracts are, or contain, leases and lease classification. The primary impact of adopting this standard was the recognition of $215.2 million of operating lease liabilities and $196.1 million of operating lease assets, upon adoption. The adoption did not have a material impact on how we account for finance leases. See Note 4. Leases for more information regarding our leasing arrangements.

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

In March 2019, the FASB issued guidance which requires that an entity test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in thousands):

	Three Months Ended
	March 31, 2019			March 31, 2018
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue	$287,850	$20,202	$308,052	$298,912	$17,416	$316,328
Distribution revenue	319,998	32,167	352,165	287,125	27,235	314,360
Other media and non-media revenues	10,653	51,233	61,886	9,855	24,809	34,664
Total revenues	$618,501	$103,602	$722,103	$595,892	$69,460	$665,352

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

Deferred Revenues. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues were $75.1 million and $83.3 million as of March 31, 2019 and December 31, 2018, respectively. Deferred revenues recognized during the three months ended March 31, 2019 and 2018 that were included in the deferred revenues balance as of December 31, 2018 and 2017 were $38.2 million and $23.2 million, respectively.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2019 and 2018 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2019 was less than the statutory rate primarily due to $4.7 million of federal tax credits related to investments in sustainability initiatives offset by a $2.5 million increase in liability for unrecognized tax benefits. Our effective income tax rate for the three months ended March 31, 2018 was less than the statutory rate primarily due to a $21.3 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain realized during the quarter from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $3.5 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On September 6, 2016, the Board of Directors authorized a $150.0 million share repurchase authorization. On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  For the three months ended March 31, 2019, we repurchased approximately 3.5 million shares of Class A Common Stock for $105.0 million. As of March 31, 2019, the total remaining purchase authorization was $763.1 million. During April 2019, we repurchased an additional 0.5 million shares of Class A Common Stock for $20.0 million.

Subsequent Events

In May 2019, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on June 17, 2019 to holders of record at the close of business on May 31, 2019.

In May 2019, we announced the acquisition of certain regional sports networks. See Pending Acquisitions under Note 2. Acquisitions and Dispositions of Assets for further discussion.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Pending Acquisitions

In May 2019, Diamond Sports Group, LLC (Diamond), an indirect wholly-owned subsidiary of the Company, entered into a definitive agreement with The Walt Disney Company (Disney) to acquire the equity interests in 21 Regional Sports Networks and Fox College Sports (collectively the RSNs), which were acquired by Disney in its acquisition of Twenty-First Century Fox, Inc., for a purchase price of $9.6 billion, subject to certain adjustments. Completion of the transaction is subject to customary closing conditions, including the approval of the U.S. Department of Justice (DOJ).

We expect to capitalize Diamond with $1.4 billion in cash equity, comprised of a combination of approximately $0.7 billion of cash on hand and a contribution of $0.7 billion in the form of new fully committed debt at Sinclair Television Group, Inc (STG). In addition, the purchase price will be funded with $1.0 billion of fully committed privately-placed preferred equity of a newly-formed indirect wholly-owned subsidiary of the Company and an indirect parent of Diamond. The remainder of the purchase price will be funded by $8.2 billion of fully committed secured and unsecured debt incurred by Diamond. The transaction will be treated as an asset sale for tax purposes, with the Company receiving a full step-up in basis.

The secured and unsecured debt incurred by Diamond will be guaranteed by Diamond’s direct parent and certain wholly-owned subsidiaries of Diamond, and secured by certain assets of Diamond and the guarantors. However, the secured and unsecured debt incurred by Diamond will not be guaranteed by the Company, STG, or any of STG’s subsidiaries. In connection with the preferred equity, the Company will provide a guarantee of collection of distributions from Diamond. The newly committed debt at STG will be guaranteed by the Company, certain other subsidiaries of the Company, and certain subsidiaries of STG, and secured by certain assets of STG and the guarantors, consistent with existing terms loans under the existing bank credit facility.

Termination of Material Definitive Agreement

In August 2018, we received a termination notice from Tribune Media Company (Tribune), terminating the Agreement and Plan of Merger entered into on May 8, 2017, between the Company and Tribune (Merger Agreement), which provided for the acquisition by the Company of all of the outstanding shares of Tribune Class A common stock and Tribune Class B common stock (Merger). See Litigation under Note 5. Commitments and Contingencies for further discussion on our pending litigation related to the Tribune acquisition. For the three months ended March 31, 2018, we recognized $21.7 million of costs in connection with this acquisition, which included $4.7 million primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $17.0 million related to ticking fees, which was recorded as interest expense on our consolidated statements of operations.

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

For the three months ended March 31, 2018, we recognized a gain of $83.3 million which is included within gain loss on asset dispositions and other, net of impairment on our consolidated statements of operations. This gain relates to the auction proceeds associated with one market where the underlying spectrum was vacated during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. During the first quarter 2019 and 2018, we recorded a gain of $8.0 million and $0.8 million, respectively, related to reimbursements for spectrum repack costs incurred, which are recorded within gain on asset dispositions and other, net of impairment on our consolidated financial statements. For the three months ended March 31, 2019 and 2018, capital expenditures related to the spectrum repack were $12.7 million and $3.4 million, respectively.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing on our consolidated balance sheets includes finance leases to affiliates of $1.9 million as of both March 31, 2019 and December 31, 2018. Notes payable, finance leases, and commercial bank financing, less current portion, on our consolidated balance sheets includes long-term finance leases to affiliates of $10.2 million and $10.6 million as of March 31, 2019 and December 31, 2018, respectively.

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $74.6 million and $76.5 million of debt of certain third parties as of March 31, 2019 and December 31, 2018, respectively, of which $23.4 million and $24.4 million, net of deferred financing costs, related to consolidated VIEs is included on our consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 9. Related Person Transactions. We have determined that, as of March 31, 2019 and December 31, 2018, it is not probable that we would have to perform under any of these guarantees.

Bank Credit Agreement

On April 30, 2019, we paid in full the remaining principal balance of $91.5 million of Term Loan A-2 debt under the Bank Credit Agreement, due July 31, 2021.

4.              LEASES:

As described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, we adopted new lease accounting guidance effective January 1, 2019.

We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building space, tower space, and equipment. We do not separate non-lease components from our building and tower leases for the purposes of measuring our lease liabilities and assets. Our leases consist of operating leases and finance leases which are presented separately within our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

We recognize a lease liability and a right of use asset at the lease commencement date based on the present value of the future lease payments over the lease term discounted using our incremental borrowing rate. Implicit interest rates within our lease arrangements are rarely determinable. Right of use assets also include, if applicable, prepaid lease payments and initial direct costs, less incentives received.

We recognize operating lease expense on a straight-line basis over the term of the lease within operating expenses. Expense associated with our finance leases consists of two components, including interest on our outstanding finance lease obligations and amortization of the related right of use assets. The interest component is recorded in interest expense, and amortization of the finance lease asset is recognized on a straight-line basis over the term of the lease in depreciation of property and equipment.

Our leases do not contain any material residual value guarantees or material restrictive covenants. Some of our leases include optional renewal periods or termination provisions which we assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

The following table presents lease expense we have recorded within our consolidated statements of operations for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Finance lease expense:
Amortization of finance lease asset	$719
Interest on lease liabilities	914
Total finance lease expense	1,633
Operating lease expense (a)	9,938
Total lease expense	$11,571

(a)	Includes variable lease expense of $1.1 million and short term lease expense of $0.3 million.

The following table summarizes our outstanding operating and finance lease obligations as of March 31, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2019	$25,059	$6,068	$31,127
2020	31,392	7,938	39,330
2021	29,368	7,908	37,276
2022	26,572	7,166	33,738
2023	25,147	7,138	32,285
Thereafter	162,163	21,218	183,381
Total undiscounted obligations	299,701	57,436	357,137
Less imputed interest	(82,952)	(16,293)	(99,245)
Present value of lease obligations	$216,749	$41,143	$257,892

Future minimum payments under operating leases as of December 31, 2018 were as follows (in thousands):

2019	$32,108
2020	31,287
2021	29,547
2022	26,702
2023	24,325
2024 and thereafter	157,816
Total	$301,785

The following table summarizes supplemental balance sheet information related to leases as of March 31, 2019 (in thousands, except years):

	Operating Leases	Finance Leases
Lease assets, non-current	$193,792	$16,151	(a)

Lease liabilities, current	$22,779	$4,478
Lease liabilities, non-current	193,970	36,665
Total lease liabilities	$216,749	$41,143

Weighted average remaining term (in years)	10.94	7.74
Weighted average discount rate	5.6%	9.0%

(a)	Finance lease assets are reflected in property and equipment, net.

The following table presents other information related to leases for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,218
Operating cash flows from finance leases	993
Financing cash flows from finance leases	1,101
Leased assets obtained in exchange for new lease liabilities	4,127

5.              COMMITMENTS AND CONTINGENCIES:

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

On July 19, 2018, the FCC released a Hearing Designation Order (HDO) to commence a hearing before an Administrative Law Judge (ALJ) with respect to the Company’s proposed acquisition of Tribune.  The HDO directed the FCC's Media Bureau to hold in abeyance all other pending applications and amendments thereto related to the proposed Merger with Tribune until the issues that are the subject of the HDO have been resolved with finality.  The HDO asked the ALJ to determine (i) whether Sinclair was the real party in interest to the sale of WGN-TV, KDAF(TV), and KIAH(TV), (ii) if so, whether the Company engaged in misrepresentation and/or lack of candor in its applications with the FCC and (iii) whether consummation of the overall transaction would be in the public interest and compliance with the FCC’s ownership rules.  The Company maintains that the overall transaction and the proposed divestitures complied with the FCC’s rules, and strongly rejects any allegation of misrepresentation or lack of candor. The Merger Agreement was terminated by Tribune on August 9, 2018, on which date the Company subsequently filed a letter with the FCC to withdraw the merger applications and have them dismissed with prejudice and filed with the ALJ a Notice of Withdrawal of Applications and Motion to Terminate Hearing (Motion). On August 10, 2018, the FCC's Enforcement Bureau filed a responsive pleading with the ALJ stating that it did not oppose dismissal of the merger applications and concurrent termination of the hearing proceeding. The ALJ granted the Motion and terminated the hearing on March 5, 2019. We cannot predict whether or how the issues raised in the now-terminated HDO might impact the Company's ability to acquire additional TV stations in the future.

On August 9, 2018, Tribune filed a complaint (the "Tribune Complaint") in the Court of Chancery of the State of Delaware against the Company, which action is captioned Tribune Media Company v. Sinclair Broadcast Group, Inc, Case No. 2018-0593-JTL. The Tribune Complaint alleges that the Company breached the Merger Agreement by, among other things, failing to use its reasonable best efforts to secure regulatory approval of the Merger, and that such breach resulted in the failure of the Merger to obtain regulatory approval and close. The Tribune Complaint seeks declaratory relief, money damages in an amount to be determined at trial (but which the Tribune Complaint suggests could be in excess $1 billion), and attorney's fees and costs. On August 29, 2018, the Company filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint. In its counterclaim, the Company alleges that Tribune breached the Merger Agreement and seeks declaratory relief, money damages in an amount to be determined at trial, and attorneys' fees and costs. Sinclair believes that the allegations in the Tribune Complaint are without merit and intends to vigorously defend against such allegations.

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint (the “Initial Complaint”) in the United States District Court for the District of Maryland (the "District of Maryland") against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Litigation, case No. 1:18-CV-02445-CCB (the "Securities Action").  On March 1, 2019, lead counsel in the Securities Action filed an amended complaint, adding David Smith and Steven Marks as defendants, and alleging that defendants violated the federal securities laws by issuing false or misleading disclosures concerning (a) the Merger prior to the termination thereof; and (b) the DOJ investigation concerning the alleged exchange of pacing information.  The Securities Action seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. The Company believes that the allegations in the Securities Action are without merit and intends to vigorously defend against the allegations.

In addition, beginning in late July 2018, Sinclair received letters from two putative Company shareholders requesting that the board of directors of the Company investigate whether any of the Company’s officers and directors committed nonexculpated breaches of fiduciary duties in connection with, or gross mismanagement with respect to: (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. A committee consisting of independent members of the board of directors has been formed to respond to these demands (the "Special Litigation Committee"). The members of the Special Litigation Committee are Martin R. Leader, Larry E. McCanna, and the Honorable Benson Everett Legg, with Martin Leader as its designated Chair.

On November 29, 2018, putative Company shareholder Fire and Police Retiree Health Care Fund, San Antonio filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s board of directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Fire and Police Retiree Health Care Fund, San Antonio v. Smith, et al., Case No. 1:18-cv-03670-RDB (the “San Antonio Action”). On December 26, 2018, putative Company shareholder Teamsters Local 677 Health Services & Insurance Plan filed a shareholder derivative complaint in the Circuit Court of Maryland for Baltimore County (the “Circuit Court”) against the members of the Company’s board of directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Teamsters Local 677 Health Services & Insurance Plan v. Friedman, et al., Case No. 03-C-18-12119 (the “Teamsters Action”). A defendant in the Teamsters Action removed the Teamsters action to the District of Maryland, and the plaintiff in that case has moved to remand the case back to the Circuit Court. That motion is fully briefed and awaiting decision. On December 21, 2018, putative Company shareholder Norfolk County Retirement System filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s board of directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Norfolk County Retirement System v. Smith, et al., Case No. 1:18-cv-03952-RDB (the “Norfolk Action,” and together with the San Antonio Action and the Teamsters Action, the “Derivative Actions”). The plaintiffs in each of the Derivative Actions allege breaches of fiduciary duties by the defendants in connection with (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. The plaintiffs in the Derivative Actions seek declaratory relief, money damages to be awarded to the Company in an amount to be determined at trial, corporate governance reforms, equitable or injunctive relief, and attorney’s fees and costs. Additionally, the plaintiffs in the Teamsters and Norfolk Actions allege that the defendants were unjustly enriched, in the form of their compensation as directors and/or officers of the Company, in light of the alleged breaches of fiduciary duty, and seek restitution to be awarded to the Company. These allegations are the subject matter of the review being conducted by the Special Litigation Committee, as noted above. On April 30, 2019, the Special Litigation Committee moved to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions. The Company and the remaining individual defendants joined in this motion.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Income (Numerator)
Net income	$22,771	$43,994
Net income attributable to noncontrolling interests	(1,099)	(871)
Numerator for basic and diluted earnings per common share available to common shareholders	$21,672	$43,123

Shares (Denominator)
Weighted-average common shares outstanding	92,302	101,899
Dilutive effect of stock-settled appreciation rights and outstanding stock options	916	1,018
Weighted-average common and common equivalent shares outstanding	93,218	102,917

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	950	500

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

We had $3.7 million and $3.8 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended March 31, 2019 and 2018, respectively.

Segment financial information is included in the following tables for the periods presented (in thousands):

For the three months ended March 31, 2019	Broadcast	Other	Corporate	Consolidated
Revenue	$618,501	$103,602	$—	$722,103
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	62,681	3,784	19	66,484
Amortization of program contract costs and net realizable value adjustments	23,937	—	—	23,937
Corporate general and administrative expenses	25,760	157	1,809	27,726
(Gain) loss on asset dispositions and other, net of impairment	(8,020)	213	(102)	(7,909)
Operating income (loss)	95,227	97	(1,726)	93,598
Interest expense	1,482	192	52,952	54,626
(Loss) income from equity method investments	—	(13,708)	71	(13,637)
Assets	4,873,179	789,114	971,915	6,634,208

For the three months ended March 31, 2018	Broadcast		Other		Corporate	Consolidated
Revenue	$595,892		$69,460		$—	$665,352
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	63,870		7,040		20	70,930
Amortization of program contract costs and net realizable value adjustments	26,950		—		—	26,950
Corporate general and administrative expenses	21,744		255		2,597	24,596
(Gain) loss on asset dispositions and other, net of impairment	(84,100)	(b)	62,991	(a)	—	(21,109)
Operating income (loss)	176,166	(b)	(66,235)	(a)	(2,617)	107,314
Interest expense	1,372		202		68,168	69,742
(Loss) income from equity method investments	—		(14,360)		1,773	(12,587)

(a)	Includes a $63.0 million impairment to the carrying value of a consolidated real estate venture.

(b)	Includes a gain of $83.3 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.

8.              VARIABLE INTEREST ENTITIES:

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

In February 2019, we entered into a joint venture with an affiliate of the Chicago Cubs to establish and operate Marquee Sports Network (MSN).  MSN simultaneously entered into a long term telecast rights agreement with the Chicago Cubs, providing MSN with the rights to air certain live game telecasts and other content, which we guarantee. Pursuant to a management services agreement, we are responsible for several key functions of MSN, which most notably includes affiliate and advertising sales services. We have determined that we will consolidate MSN because it is a variable interest entity and we are the primary beneficiary.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$—
Accounts receivable	16,177	28,276
Other current assets	4,612	6,773
Total current assets	30,789	35,049

Program contract costs, less current portion	1,726	2,058
Property and equipment, net	8,263	5,346
Goodwill and indefinite-lived intangible assets	15,064	15,064
Definite-lived intangible assets, net	65,956	67,680
Other assets	2,374	2,374
Total assets	$124,172	$127,571

LIABILITIES
Current liabilities:
Other current liabilities	$14,249	$18,298

Notes payable, finance leases and commercial bank financing, less current portion	18,262	19,278
Program contracts payable, less current portion	7,687	8,474
Other long-term liabilities	650	650
Total liabilities	$40,848	$46,700

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary, and have been aggregated as they all relate to our broadcast business. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $125.3 million and $124.5 million as of March 31, 2019 and December 31, 2018, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE.  As of March 31, 2019, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 3. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $71.3 million as of both March 31, 2019 and December 31, 2018. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in (loss) income from equity method investments and other income, net, respectively, on our consolidated statements of operations.  We recorded losses of $13.1 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively.

9.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock.  We engaged in the following transactions with them and/or entities in which they have substantial interests.

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders.  Lease payments made to these entities were $0.9 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 8. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of March 31, 2019, we have jointly and severally, unconditionally, and irrevocably guaranteed $49.1 million of Cunningham's debt, of which $9.8 million, net of $0.7 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of the Cunningham Stations is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders.  We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5.0 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $48.3 million and $47.4 million as of March 31, 2019 and December 31, 2018, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2019 and December 31, 2018, was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2.0 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statements of operations. Our consolidated revenues include $34.4 million and $37.6 million for the three months ended March 31, 2019 and 2018, respectively, related to the Cunningham Stations.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in May 2019. Under the agreement, Cunningham paid us an initial fee of $0.7 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In August 2016, we entered into an agreement, expiring in October 2021, with Cunningham to provide a news share service with the Johnstown, PA station beginning in October 2016 for an annual fee of $1.0 million.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive.  We received payments for advertising totaling less than $0.1 million for both the three months ended March 31, 2019 and 2018.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Other transactions with equity method investees

In 2019, 120 Sports Holding, LLC (120 Sports), an equity method investee, entered into a secured promissory note to borrow $6.25 million from us, maturing on January 11, 2020. The note bears interest at a fixed rate of 12.0% per annum.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our notes and debentures for the periods presented (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
6.125% Senior Unsecured Notes due 2022	$500,000	$508,750	$500,000	$503,750
5.875% Senior Unsecured Notes due 2026	350,000	352,625	350,000	326,375
5.625% Senior Unsecured Notes due 2024	550,000	554,813	550,000	515,625
5.375% Senior Unsecured Notes due 2021	600,000	600,000	600,000	598,500
5.125% Senior Unsecured Notes due 2027	400,000	383,000	400,000	353,000
Term Loan A	91,534	90,161	95,892	92,057
Term Loan B	1,339,175	1,322,435	1,342,600	1,275,470
Debt of variable interest entities	24,197	24,197	25,281	25,281
Debt of non-media subsidiaries	18,489	18,489	19,577	19,577

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $31.4 million and $33.0 million as of March 31, 2019 and December 31, 2018, respectively.

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. Our Class A Common Stock and Class B Common Stock as of March 31, 2019, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. As of March 31, 2019, our consolidated total debt, net of deferred financing costs and debt discounts, of $3,883.1 million included $3,864.7 million related to STG and its subsidiaries of which SBG guaranteed $3,823.7 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2019
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$869,841	$3,431	$102,075	$—	$975,347
Accounts receivable	—	—	528,008	53,218	—	581,226
Other current assets	1,547	11,112	101,322	35,628	(23,180)	126,429
Total current assets	1,547	880,953	632,761	190,921	(23,180)	1,683,002

Property and equipment, net	734	31,698	596,048	74,012	(15,275)	687,217

Investment in consolidated subsidiaries	1,524,760	3,608,898	—	—	(5,133,658)	—
Goodwill	—	—	2,120,035	3,867	—	2,123,902
Indefinite-lived intangible assets	—	—	143,924	14,440	—	158,364
Definite-lived intangible assets, net	—	—	1,566,641	68,174	(50,794)	1,584,021
Other long-term assets	47,249	877,386	299,659	154,413	(981,005)	397,702
Total assets	$1,574,290	$5,398,935	$5,359,068	$505,827	$(6,203,912)	$6,634,208

Accounts payable and accrued liabilities	$99	$67,416	$255,009	$77,721	$(23,958)	$376,287
Current portion of long-term debt	—	31,135	4,179	7,572	(693)	42,193
Other current liabilities	1,028	688	111,002	8,382	—	121,100
Total current liabilities	1,127	99,239	370,190	93,675	(24,651)	539,580

Long-term debt	—	3,769,217	35,637	383,754	(347,656)	3,840,952
Other liabilities	13,762	45,132	1,345,029	173,335	(842,735)	734,523
Total liabilities	14,889	3,913,588	1,750,856	650,764	(1,215,042)	5,115,055

Total Sinclair Broadcast Group equity (deficit)	1,559,401	1,485,347	3,608,212	(101,131)	(4,992,428)	1,559,401
Noncontrolling interests in consolidated subsidiaries	—	—	—	(43,806)	3,558	(40,248)
Total liabilities and equity (deficit)	$1,574,290	$5,398,935	$5,359,068	$505,827	$(6,203,912)	$6,634,208

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash	$—	$961,963	$19,648	$78,719	$—	$1,060,330
Accounts receivable	—	—	530,543	68,054	—	598,597
Other current assets	3,235	5,548	103,111	37,157	(24,072)	124,979
Total current assets	3,235	967,511	653,302	183,930	(24,072)	1,783,906

Property and equipment, net	754	31,773	593,755	70,223	(13,371)	683,134

Investment in consolidated subsidiaries	1,604,234	3,654,263	4,179	—	(5,262,676)	—
Goodwill	—	—	2,120,035	3,867	—	2,123,902
Indefinite-lived intangible assets	—	—	143,924	14,298	—	158,222
Definite-lived intangible assets, net	—	—	1,608,748	70,409	(52,277)	1,626,880
Other long-term assets	31,002	851,170	119,187	165,064	(970,375)	196,048
Total assets	$1,639,225	$5,504,717	$5,243,130	$507,791	$(6,322,771)	$6,572,092

Accounts payable and accrued liabilities	$100	$78,814	$273,444	$85,875	$(25,006)	$413,227
Current portion of long-term debt	—	31,135	4,100	7,842	(513)	42,564
Other current liabilities	—	—	107,051	9,743	—	116,794
Total current liabilities	100	109,949	384,595	103,460	(25,519)	572,585

Long-term debt	—	3,775,489	36,551	381,913	(344,062)	3,849,891
Other liabilities	289	40,132	1,169,184	173,197	(833,506)	549,296
Total liabilities	389	3,925,570	1,590,330	658,570	(1,203,087)	4,971,772

Total Sinclair Broadcast Group equity (deficit)	1,638,836	1,579,147	3,652,800	(107,825)	(5,124,122)	1,638,836
Noncontrolling interests in consolidated subsidiaries	—	—	—	(42,954)	4,438	(38,516)
Total liabilities and equity (deficit)	$1,639,225	$5,504,717	$5,243,130	$507,791	$(6,322,771)	$6,572,092

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$4	$656,345	$83,193	$(17,439)	$722,103

Media program and production expenses	—	—	301,443	30,194	(12,593)	319,044
Selling, general and administrative	1,988	25,760	156,414	4,710	(1,223)	187,649
Depreciation, amortization and other operating expenses	232	1,208	78,190	43,676	(1,494)	121,812
Total operating expenses	2,220	26,968	536,047	78,580	(15,310)	628,505

Operating (loss) income	(2,220)	(26,964)	120,298	4,613	(2,129)	93,598

Equity in earnings of consolidated subsidiaries	23,235	89,283	—	—	(112,518)	—
Interest expense	—	(52,952)	(1,049)	(4,456)	3,831	(54,626)
Other income (expense)	373	1,008	(11,671)	(1,152)	—	(11,442)
Total other income (expense)	23,608	37,339	(12,720)	(5,608)	(108,687)	(66,068)

Income tax benefit (provision)	284	11,634	(16,875)	198	—	(4,759)
Net income (loss)	21,672	22,009	90,703	(797)	(110,816)	22,771
Net income attributable to the noncontrolling interests	—	—	—	(1,980)	881	(1,099)
Net income (loss) attributable to Sinclair Broadcast Group	$21,672	$22,009	$90,703	$(2,777)	$(109,935)	$21,672
Comprehensive income (loss)	$22,771	$22,009	$90,703	$(797)	$(111,915)	$22,771

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$625,683	$58,011	$(18,342)	$665,352

Media program and production expenses	—	—	273,415	32,020	(16,886)	288,549
Selling, general and administrative	2,597	21,754	143,301	4,284	(441)	171,495
Depreciation, amortization and other operating expenses	19	1,250	6,416	91,008	(699)	97,994
Total operating expenses	2,616	23,004	423,132	127,312	(18,026)	558,038

Operating (loss) income	(2,616)	(23,004)	202,551	(69,301)	(316)	107,314

Equity in earnings of consolidated subsidiaries	45,037	171,770	429	—	(217,236)	—
Interest expense	—	(68,168)	(972)	(4,550)	3,948	(69,742)
Other income (expense)	681	2,295	(13,361)	1,179	—	(9,206)
Total other income (expense)	45,718	105,897	(13,904)	(3,371)	(213,288)	(78,948)

Income tax benefit (provision)	21	15,398	(15,676)	15,885	—	15,628
Net income (loss)	43,123	98,291	172,971	(56,787)	(213,604)	43,994
Net income attributable to the noncontrolling interests	—	—	—	(1,056)	185	(871)
Net income (loss) attributable to Sinclair Broadcast Group	$43,123	$98,291	$172,971	$(57,843)	$(213,419)	$43,123
Comprehensive income (loss)	$43,123	$98,291	$172,971	$(56,787)	$(213,604)	$43,994

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$218	$(65,900)	$154,104	$13,211	$(1,958)	$99,675

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,919)	(27,443)	(608)	1,962	(29,008)
Payments for debt and equity investments	(1,900)	(4,641)	(17,274)	(1,910)	—	(25,725)
Distributions from equity method investees	—	—	—	695	—	695
Other, net	—	(640)	7,514	9	—	6,883
Net cash flows (used in) from investing activities	(1,900)	(8,200)	(37,203)	(1,814)	1,962	(47,155)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and finance leases	—	(7,784)	(1,000)	(2,390)	112	(11,062)
Dividends paid on Class A and Class B Common Stock	(18,356)	—	—	—	—	(18,356)
Repurchase of outstanding Class A Common Stock	(104,985)	—	—	—	—	(104,985)
Increase (decrease) in intercompany payables	126,151	(10,238)	(132,118)	16,162	43	—
Other, net	(1,128)	—	—	(1,813)	(159)	(3,100)
Net cash flows from (used in) financing activities	1,682	(18,022)	(133,118)	11,959	(4)	(137,503)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(92,122)	(16,217)	23,356	—	(84,983)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	961,963	19,648	78,719	—	1,060,330
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$869,841	$3,431	$102,075	$—	$975,347

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$1,304	$(88,587)	$193,725	$(10,684)	$5,185	$100,943

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2,214)	(18,505)	(1,500)	—	(22,219)
Payments for debt and equity investments	(370)	(31)	(6,778)	(571)	—	(7,750)
Distributions from equity method investees	39	—	—	9,123	—	9,162
Other, net	1,670	(1,862)	49	—	—	(143)
Net cash flows from (used in) investing activities	1,339	(4,107)	(25,234)	7,052	—	(20,950)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and finance leases	—	(13,800)	(843)	(2,400)	93	(16,950)
Dividends paid on Class A and Class B Common Stock	(18,392)	—	—	—	—	(18,392)
Increase (decrease) in intercompany payables	14,869	251,594	(256,169)	(5,016)	(5,278)	—
Other, net	880	—	—	(3,176)	—	(2,296)
Net cash flows (used in) from financing activities	(2,643)	237,794	(257,012)	(10,592)	(5,185)	(37,638)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	145,100	(88,521)	(14,224)	—	42,355
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	645,830	323,383	26,727	—	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$790,930	$234,862	$12,503	$—	$1,038,295

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

General risks

•	the impact of changes in national and regional economies and credit and capital markets;

•	consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters that impact our advertisers and our stations; and

•	cybersecurity.

Industry risks

•	the business conditions of our advertisers particularly in the political, automotive and service categories;

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

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the potential impact from the elimination of rules prohibiting mergers of the four major television networks;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	Over-the-top (OTT) technologies and their potential impact on cord-cutting;

•	the impact of MVPDs, virtual MVPDs (vMVPDs), and OTTs offering “skinny” programming bundles that may not include television broadcast stations or other programming that we distribute; and

•	fluctuations in advertising rates and availability of inventory.

Risks specific to us

•	the effectiveness of our management;

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

•
our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, STIRR, Marquee, other original programming, mobile DTV, and our pending acquisition of the RSNs;

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

Other matters set forth in this report and other reports filed with the SEC, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 may also cause actual results in the future to differ materially from those described in the forward-looking statements.  However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Statement of Operations Data:
Media revenues (a)	$673,364	$643,651
Non-media revenues	48,739	21,701
Total revenues	722,103	665,352

Media production expenses	319,044	288,549
Media selling, general and administrative expenses	159,923	146,899
Depreciation and amortization expenses (b)	66,484	70,930
Amortization of program contract costs and net realizable value adjustments	23,937	26,950
Non-media expenses	39,300	21,223
Corporate general and administrative expenses	27,726	24,596
Gain on asset dispositions and other, net of impairment	(7,909)	(21,109)
Operating income	93,598	107,314

Interest expense and amortization of debt discount and deferred financing costs	(54,626)	(69,742)
Loss from equity method investments	(13,637)	(12,587)
Other income, net	2,195	3,381
Income before income taxes	27,530	28,366
Income tax (provision) benefit	(4,759)	15,628
Net income	22,771	43,994
Net income attributable to the noncontrolling interests	(1,099)	(871)
Net income attributable to Sinclair Broadcast Group	$21,672	$43,123

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.23	$0.42
Diluted earnings per share	$0.23	$0.42

	As of March 31, 2019	As of December 31, 2018
Balance Sheet Data:
Cash and cash equivalents	$975,347	$1,060,330
Total assets	$6,634,208	$6,572,092
Total debt (c)	$3,883,145	$3,892,455
Total equity	$1,519,153	$1,600,320

(a)	Media revenues are defined as television advertising revenue; distribution revenue; and other media revenues.

(b)	Depreciation and amortization expenses includes depreciation of property and equipment and amortization of definite-lived intangible and other assets.

(c)	Total debt is defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended March 31, 2019 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2019 and 2018, including comparisons between quarters and expectations for the three months ended June 30, 2019.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2019.

Summary of Significant Events and Financial Highlights

Transactions

•
In May 2019, the Company announced that it entered into a definitive agreement with the Walt Disney Company to acquire 21 RSNs for $9.6 billion, representing a $10.6 billion enterprise value. This is the largest collection of regional sports networks in the United States and expands the Company's focus on local sports and news. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions, including the approval of the U.S. DOJ.

Television and Digital Content

•
In January 2019, the Company launched STIRR, a free, ad-supported streaming service that includes access to national news, sports, entertainment and digital first channels, a robust video on demand library and a new local channel featuring programming based on a user's location, ensuring that viewers can access the local news and lifestyle programming that is relevant to their everyday life.

•
In January 2019, the Company, the licensees of stations to which the Company provides services, and NBC entered into multi-year renewals of NBC affiliates in 13 markets, including KTVM and KDBZ in Butte/Bozeman MT, KMTR, KTCW and KMCB in Eugene OR, WEYI in Flint/Saginaw/Bay City MI, WNBW in Gainesville FL, KECI and KCFW in Missoula MT, WPMI in Mobile AL/Pensacola FL, WJAR in Providence RI, WOAI in San Antonio TX, WSTM in Syracuse NY, WTWC in Tallahassee FL, WNWO in Toledo OH, WPBN and WTOM in Traverse City/Cadillac MI, and WCYB in Tri-Cities TN-VA.

•
In February 2019, the Company, the licensees of stations to which the Company provides services, and FOX Broadcasting Company entered into amendments to multi-year renewals of the 26 FOX affiliations that were previously renewed as part of the agreement entered in May 8, 2018, revising certain aspects of such agreements and waiving any termination rights the parties may have had with respect to such agreements.

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

•
In April 2019, Tennis Channel’s first full-length feature film, Strokes of Genius, was nominated for two Sports Emmy Awards by the National Academy of Television Arts & Sciences. The program is a finalist for the Outstanding Long Sports Documentary and Outstanding Musical Direction awards, which will be announced at the 40th Annual Sports Emmy Awards ceremony in New York City May 20, 2019.

•
For 2019 to date, the Company’s newsrooms have won a total of 192 national and regional journalism awards, including ACLU of Nevada’s 2019 Freedom of the Press Award, 7 Headliner Awards, and 30 Regional RTDNA Edward R. Murrow Awards by 18 newsrooms.

Broadcast Distribution

•
In January 2019, the Company entered into a multi-year retransmission renewal with Mediacom for the carriage of the Company's stations, Tennis Channel, and the Company's emerging networks on its systems.

ATSC 3.0

•
In January 2019, ONE Media 3.0, LLC, a subsidiary of the Company, and Saankhya Labs in collaboration with VeriSilicon and Samsung Foundry announced the completed design and development of a mobile chip die that supports ATSC 3.0 and other global standards. The compact design and low power operation make it a preferred receive device for mobile and portable applications. Reference designs are underway that will be used with cell phones and tablet devices.

•
In January 2019, the Company and SK Telecom announced a joint venture agreement to lead the next-generation, hybrid wireless market in the U.S. and globally. The two companies will collaborate on technologies and services that will bring together mobile-wireless, including 5G, and over-the-air wireless to support hybrid business solutions.

•
In January 2019, the Company, SK Telecom and Harman signed a Memorandum of Understanding to jointly develop and commercialize digital broadcasting network-based automotive electronics technology for global markets.

•
In April 2019, a broad contingent of broadcasters announced the deployment of ATSC 3.0 to approximately 60 U.S. markets by the end of 2020.  This includes 27 markets in which the Company's stations will be participating in the deployment.

Capital Allocation and Shareholder Returns

•
During the quarter ended March 31, 2019, we repurchased an additional 3.5 million shares of Class A Common Stock for $105.0 million. In April 2019, we repurchased an additional 0.5 million shares of Class A Common Stock for $20.0 million.

•	In February 2019 and May 2019, we declared quarterly cash dividends of $0.20 per share.

Other Legal and Regulatory

•
In March 2019, the Federal Communications Commission's administrative law judge dismissed with prejudice the July 2018 hearing designation order related to the Company’s terminated acquisition of Tribune.

Other Events

•	In January 2019, the Board of Directors voted to increase the size of the Board from eight to nine members and named the Honorable Benson Everett Legg to serve as its newest independent member.

•
In March 2019, the Company, in partnership with the Salvation Army, held a day of giving to aid ongoing relief efforts for the survivors of the severe Midwest weather that brought historic flooding to significant parts of Nebraska and Iowa.

•	In April 2019, Barry Faber was promoted to President, Distribution & Network Relations and David Gibber was promoted to Senior Vice President/General Counsel.

RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. We have one reportable segment, “broadcast,” that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018
Media revenues (a)	$673.4	$643.7
Non-media revenues	48.7	21.7
Total revenues	722.1	665.4
Media production expenses (a)	319.1	288.6
Media selling, general and administrative expenses (a)	159.9	146.9
Depreciation and amortization expenses	66.5	70.9
Amortization of program contract costs and net realizable value adjustments	23.9	27.0
Non-media expenses	39.3	21.2
Corporate general and administrative expenses	27.7	24.6
Gain on asset dispositions and other, net of impairment	(7.9)	(21.1)
Operating income	$93.6	$107.3
Net income attributable to Sinclair Broadcast Group	$21.7	$43.1

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2019	2018
Revenue:
Advertising revenue	$287.9	$298.9	(3.7)%
Distribution revenue	320.0	287.1	11.5%
Other media revenues	10.6	9.9	7.1%
Media revenues	$618.5	$595.9	3.8%

Operating Expenses:
Media production expenses	$288.6	$266.4	8.3%
Media selling, general and administrative expenses	$130.3	$124.8	4.4%
Amortization of program contract costs and net realizable value adjustments	$23.9	$27.0	(11.5)%
Corporate general and administrative expenses	$25.8	$21.7	18.9%
Depreciation and amortization expenses	$62.7	$63.9	(1.9)%
Gain on asset dispositions and other, net of impairment	$8.0	$84.1	(90.5)%

Revenue

Advertising revenue.  Advertising revenue decreased $11.0 million for the three months ended March 31, 2019, when compared to the same period in 2018. The decrease is primarily related to a decrease in political advertising revenue of $5.1 million, as 2018 was a political year, and decreases in certain categories, notably a $4.4 million decrease in media and a $1.9 million decrease in fast food. These decreases were partially offset by increases in certain categories, notably services and grocery food.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended March 31,
	2019	2018
Local news	32.8%	32.2%
Syndicated/Other programming	29.1%	30.3%
Network programming	25.3%	23.9%
Sports programming	9.0%	9.7%
Paid programming	3.8%	3.9%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels	2019	2018
ABC	41	29.1%	28.8%
FOX	59	23.7%	23.2%
CBS	30	22.2%	19.2%
NBC	24	12.9%	15.0%
CW	47	6.3%	7.6%
MNT	39	4.4%	4.7%
Other (a)	365	1.4%	1.5%
Total	605

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $32.9 million for the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to an increase in rates.

Expenses

Media production expenses.  Media production expenses increased $22.2 million for the three months ended March 31, 2019, when compared to the same period in 2018. The increase is primarily related to a $24.8 million increases in fees pursuant to network affiliation agreements due to higher distribution revenue, partially offset by a $1.8 million decrease in fees related to rating services.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses increased $5.5 million for the three months ended March 31, 2019, when compared to the same period in 2018. The increase is primarily related to a $2.6 million increase in employee compensation cost, a $1.8 million increase to third-party fulfillment costs for our digital business, and a $1.4 million increase related to information technology cost.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract cost decreased $3.1 million for the three months ended March 31, 2019, when compared to the same period in 2018. The decrease is primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $1.2 million for the three months ended March 31, 2019, when compared to the same period in 2018.

Gain on asset dispositions and other, net of impairments. During the first quarter of 2019, our broadcast segment recorded a $8.0 million gain related to reimbursements from the spectrum repack. During the first quarter of 2018, our broadcast segment recorded a gain on asset dispositions, net of impairments of $84.1 million, which primarily is related to a $83.3 million gain associated with the broadcast incentive auction. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for further discussion of the broadcast incentive auction and spectrum repack.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (Other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2019	2018
Revenue:
Advertising revenue	$20.2	$17.4	16.1%
Distribution revenue	32.2	27.2	18.4%
Other media revenues	2.5	3.1	(19.4)%
Media revenues	$54.9	$47.7	15.1%
Non-media revenues	$48.7	$21.7	124.4%

Operating Expenses:
Media expenses	$60.1	$44.2	36.0%
Non-media expenses	$39.3	$21.2	85.4%
Corporate general and administrative expenses	$0.2	$0.3	(33.3)%
Loss on asset dispositions and other, net of impairments	$0.2	$63.0	n/m
Loss from equity method investments	$13.7	$14.4	(4.9)%

n/m — not meaningful

Media revenues and expenses. Media revenue increased $7.2 million for the three months ended March 31, 2019, when compared to the same period in 2018. The increase is primarily related to a $5.0 million increase in distribution revenue related to our owned networks and a $2.4 million increase in advertising revenue related to our owned networks.

Media expenses increased $15.9 million for the three months ended March 31, 2019, when compared to the same period in 2018, and is primarily related to a $8.1 million increase to program and production expenses related to our owned networks and a $7.1 million increase to selling, general and administrative cost related to our non-broadcast digital initiatives and owned networks.

Non-media revenues and expenses. Non-media revenue increased $27.0 million for the three months ended March 31, 2019, when compared to the same period in 2018. The increase is primarily related to a $23.8 million increase in broadcast equipment sales and a $3.1 million increase in sales from real estate projects and our sign business.

Non-media expenses increased $18.1 million for the three months ended March 31, 2019, when compared to the same period in 2018. The increase is primarily related to a $15.1 million increase in costs related to our broadcast equipment business and a $2.2 million increase in costs, primarily from higher sales, from our real estate development projects and sign business.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss on asset dispositions and other, net of impairments. During the first quarter of 2018, we recorded a non-cash impairment of $63.0 million related to a real estate development project.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2019	2018
Corporate general and administrative expenses	$27.7	$24.6	12.6%
Interest expense	$54.6	$69.7	(21.7)%
Income tax (provision) benefit	$(4.8)	$15.6	n/m

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses.

Corporate general and administrative expenses increased in total by $3.1 million for the three months ended March 31, 2019, when compared to the same period in 2018, primarily related to a $4.7 million increase in employee compensation cost, partially offset by $1.6 million decrease in legal, professional, and consulting fees primarily related to the Tribune acquisition which was terminated.

We expect corporate general and administrative expenses to decrease in the second quarter of 2019 compared to the first quarter of 2019.

 Interest expense.  The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $15.1 million for the three months ended March 31, 2019, when compared to the same period in 2018. The decrease is primarily related to $17.0 million in ticking fees for the three months ended March 31, 2018, associated with the Tribune acquisition which was subsequently terminated in 2018, and the maturity of one of our term loans in April 2018, partially offset by increased interest expense from our remaining term loans primarily related to the year-over-year increases in LIBOR.

We expect interest expenses to decrease in the second quarter of 2019 compared to the first quarter of 2019

Income tax (provision) benefit . The effective tax rate for the three months ended March 31, 2019, including the effects of the noncontrolling interest, was a provision of 18.0% as compared to a benefit of 56.8% during the same period in 2018. The change in the effective tax rate from a benefit to a provision for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due to a $21.3 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain realized during the quarter from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had net working capital of approximately $1,143.4 million, including $975.3 million in cash and cash equivalent balances. Borrowing capacity under our revolving credit facility was $484.0 million as of March 31, 2019. Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

On April 30, 2019, we paid in full the remaining principal balance of $91.5 million of Term Loan A-2 debt under the Bank Credit Agreement, due July 31, 2021.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us. In connection with the pending acquisition of the RSNs, we entered into certain commitments and facilities to finance the acquisition. See Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for further discussion.

For the quarter ended March 31, 2019, we were in compliance with all of the covenants related to our Bank Credit Agreement and senior unsecured notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash flows from operating activities	$99.7	$100.9

Cash flows used in investing activities:
Acquisition of property and equipment	$(29.0)	$(22.2)
Payments for debt and equity investments	(25.7)	(7.8)
Distributions from equity method investees	0.7	9.2
Other, net	6.8	(0.2)
Net cash flows used in investing activities	$(47.2)	$(21.0)

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing and finance leases	(11.0)	(17.0)
Dividends paid on Class A and Class B Common Stock	(18.4)	(18.4)
Repurchase of outstanding Class A Common Stock	(105.0)	—
Other, net	(3.1)	(2.2)
Net cash flows used in financing activities	$(137.5)	$(37.6)

Operating Activities

Net cash flows from operating activities decreased during the three months ended March 31, 2019 compared to the same period in 2018.  The change is primary due to the timing of payments, partially offset by higher distribution revenues and higher receipts from broadcast equipment sales.

Investing Activities

Net cash flows used in investing activities increased during the three months ended March 31, 2019 compared to the same period in 2018.  The increase is primarily attributed to an increase in net cash invested in debt and equity instruments.

In the second quarter of 2019, we anticipate capital expenditures to increase from the first quarter of 2019. As discussed in Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect a significant amount of these expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows used in financing activities increased during the three months ended March 31, 2019, compared to the same period in 2018. The increase is primarily due to higher repurchases of Class A common stock.

In May 2019, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the quarter ended March 31, 2019, we entered into agreements which increased estimated contractual amounts owed for program content for the years 2019, 2020-2021, 2022-2023, and 2024 and thereafter by $188.3 million, $633.5 million, $215.2 million, and $767.1 million, respectively, as of March 31, 2019.

As of March 31, 2019, there were no other material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than discussed below, there were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2018.

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a discussion of new accounting guidance. See Note 4. Leases within our Consolidated Financial Statements for a more detailed discussion of the adoption of the new accounting principles for leases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2019.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Litigation under Note 5. Commitments and Contingencies within our Consolidated Financial Statements for discussion related to certain class action lawsuits filed in United States District Court against the Company, Tribune Media Company, Tribune Broadcasting Company, LLC, Hearst Communications, Inc., Gray Television, Inc., Nexstar Media Group, Inc., Tegna, Inc. and other defendants that are unnamed.

See Litigation under Note 5. Commitments and Contingencies within our Consolidated Financial Statements for discussion related to the Tribune Complaint.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (b)
01/01/19 – 01/31/19	2,213,419	$28.86	2,213,419	$804.2
02/01/19 – 02/28/19	1,221,677	$32.01	1,221,677	$765.1
03/01/19 – 03/31/19	58,098	$34.51	58,098	$763.1

(a)	All repurchases were made in open-market transactions.

(b)
On September 6, 2016, the Board of Directors authorized a $150.0 million share repurchase authorization. On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization. There is no expiration date and currently, management has no plans to terminate this program.  As of March 31, 2019, the remaining authorization under the program was $763.1 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and Christopher S. Ripley dated February 26, 2019.

10.2	Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 26, 2019.

10.3	Form of Restricted Stock Award Agreement.

31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

101
The Company's Consolidated Financial Statements and related Notes for the quarter ended March 31, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2019.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)