Form 10-Q
period 2019-06-30
SINCLAIR BROADCAST GROUP INC
filed 2019-08-08
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	8/5/2019
Class A Common Stock	67,063,137
Class B Common Stock	25,027,682

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$929,038	$1,060,330
Accounts receivable, net of allowance for doubtful accounts of $2,060 and $2,379, respectively	589,952	598,597
Current portion of program contract costs	21,854	64,247
Income taxes receivable	8,212	—
Prepaid expenses and other current assets	86,574	60,732
Total current assets	1,635,630	1,783,906
Program contract costs, less current portion	7,524	11,217
Property and equipment, net	699,505	683,134
Operating lease assets	192,390	—
Goodwill	2,123,902	2,123,902
Indefinite-lived intangible assets	158,364	158,222
Definite-lived intangible assets, net	1,540,483	1,626,880
Other assets	195,868	184,831
Total assets (a)	$6,553,666	$6,572,092

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$424,580	$413,227
Income taxes payable	—	23,314
Current portion of notes payable, finance leases and commercial bank financing	25,207	42,564
Current portion of operating lease liabilities	22,662	—
Current portion of program contracts payable	53,775	93,480
Total current liabilities	526,224	572,585
Notes payable, finance leases and commercial bank financing, less current portion	3,762,794	3,849,891
Operating lease liabilities, less current portion	194,259	—
Program contracts payable, less current portion	40,894	50,060
Deferred tax liabilities	415,579	413,253
Other long-term liabilities	84,917	85,983
Total liabilities (a)	5,024,667	4,971,772
Commitments and contingencies (See Note 5)

Shareholders' Equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 67,032,088 and 68,897,723 shares issued and outstanding, respectively	670	689
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,027,682 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	250	257
Additional paid-in capital	1,024,155	1,121,054
Retained earnings	544,824	517,620
Accumulated other comprehensive loss	(784)	(784)
Total Sinclair Broadcast Group shareholders’ equity	1,569,115	1,638,836
Noncontrolling interests	(40,116)	(38,516)
Total equity	1,528,999	1,600,320
Total liabilities and equity	$6,553,666	$6,572,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of June 30, 2019 and December 31, 2018 include total assets of variable interest entities (VIEs) of $121.4 million and $127.6 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of June 30, 2019 and December 31, 2018 include total liabilities of VIEs of $15.2 million and $22.3 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 8. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Media revenues	$720,898	$695,862	$1,394,262	$1,339,513
Non-media revenues	49,821	34,281	98,560	55,983
Total revenues	770,719	730,143	1,492,822	1,395,496

OPERATING EXPENSES:
Media production expenses	335,162	300,858	654,206	589,407
Media selling, general and administrative expenses	164,755	150,794	324,678	297,693
Amortization of program contract costs and net realizable value adjustments	22,084	24,710	46,021	51,660
Non-media expenses	39,210	31,021	78,510	52,244
Depreciation of property and equipment	22,305	23,117	45,325	50,442
Corporate general and administrative expenses	51,655	29,685	79,381	54,281
Amortization of definite-lived intangible and other assets	43,537	43,117	87,001	86,722
Gain on asset dispositions and other, net of impairment	(13,988)	(4,741)	(21,897)	(25,850)
Total operating expenses	664,720	598,561	1,293,225	1,156,599
Operating income	105,999	131,582	199,597	238,897

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(53,678)	(92,271)	(108,304)	(162,013)
Loss from equity method investments	(11,844)	(17,690)	(25,481)	(30,277)
Other income, net	5,533	4,391	7,728	7,772
Total other expense, net	(59,989)	(105,570)	(126,057)	(184,518)
Income before income taxes	46,010	26,012	73,540	54,379
INCOME TAX (PROVISION) BENEFIT	(2,627)	3,297	(7,386)	18,925
NET INCOME	43,383	29,309	66,154	73,304
Net income attributable to the noncontrolling interests	(1,086)	(1,268)	(2,185)	(2,139)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$42,297	$28,041	$63,969	$71,165

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.46	$0.27	$0.70	$0.70
Diluted earnings per share	$0.45	$0.27	$0.69	$0.69
Weighted average common shares outstanding	91,764	102,224	92,032	102,062
Weighted average common and common equivalent shares outstanding	93,163	102,986	93,189	102,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$43,383	$29,309	$66,154	$73,304
Comprehensive income	43,383	29,309	66,154	73,304
Comprehensive income attributable to the noncontrolling interests	(1,086)	(1,268)	(2,185)	(2,139)
Comprehensive income attributable to Sinclair Broadcast Group	$42,297	$28,041	$63,969	$71,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) (Unaudited)

	Six Months Ended June 30, 2018
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$761	25,670,684	$257	$1,320,298	$248,845	$(1,423)	$(34,372)	$1,534,366
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	2,100	—	—	2,100
Dividends declared and paid on Class A and Class B Common Stock ($0.36 per share)	—	—	—	—	—	(36,794)	—	—	(36,794)
Class A Common Stock issued pursuant to employee benefit plans	505,835	5	—	—	15,953	—	—	—	15,958
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,516)	(3,516)
Net income	—	—	—	—	—	71,165	—	2,139	73,304
BALANCE, June 30, 2018	76,576,980	$766	25,670,684	$257	$1,336,251	$285,316	$(1,423)	$(35,749)	$1,585,418

	Three Months Ended June 30, 2018
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2018	76,509,574	$765	25,670,684	$257	$1,332,432	$275,676	$(1,423)	$(36,164)	$1,571,543
Dividends declared and paid on Class A and Class B Common Stock ($0.18 per share)	—	—	—	—	—	(18,401)	—	—	(18,401)
Class A Common Stock issued pursuant to employee benefit plans	67,406	1	—	—	3,819	—	—	—	3,820
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(853)	(853)
Net income	—	—	—	—	—	28,041	—	1,268	29,309
BALANCE, June 30, 2018	76,576,980	$766	25,670,684	$257	$1,336,251	$285,316	$(1,423)	$(35,749)	$1,585,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)

	Six Months Ended June 30, 2019
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2018	68,897,723	$689	25,670,684	$257	$1,121,054	$517,620	$(784)	$(38,516)	$1,600,320
Dividends declared and paid on Class A and Class B Common Stock ($0.40 per share)	—	—	—	—	—	(36,765)	—	—	(36,765)
Class B Common Stock converted into Class A Common Stock	643,002	7	(643,002)	(7)	—	—	—	—	—
Repurchases of Class A Common Stock	(3,993,194)	(40)	—	—	(124,994)	—	—	—	(125,034)
Class A Common Stock issued pursuant to employee benefit plans	1,484,557	14	—	—	28,095	—	—	—	28,109
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,785)	(3,785)
Net income	—	—	—	—	—	63,969	—	2,185	66,154
BALANCE, June 30, 2019	67,032,088	$670	25,027,682	$250	$1,024,155	$544,824	$(784)	$(40,116)	$1,528,999

	Three Months Ended June 30, 2019
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2019	66,241,852	$662	25,527,682	$255	$1,038,332	$520,936	$(784)	$(40,248)	$1,519,153
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	(18,409)	—	—	(18,409)
Class B Common Stock converted into Class A Common Stock	500,000	5	(500,000)	(5)	—	—	—	—	—
Repurchases of Class A Common Stock	(500,000)	(5)	—	—	(20,044)	—	—	—	(20,049)
Class A Common Stock issued pursuant to employee benefit plans	790,236	8	—	—	5,867	—	—	—	5,875
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(954)	(954)
Net income	—	—	—	—	—	42,297	—	1,086	43,383
BALANCE, June 30, 2019	67,032,088	$670	25,027,682	$250	$1,024,155	$544,824	$(784)	$(40,116)	$1,528,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,154	$73,304
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	45,325	50,442
Amortization of definite-lived intangible and other assets	87,001	86,722
Amortization of program contract costs and net realizable value adjustments	46,021	51,660
Stock-based compensation	19,636	13,740
Deferred tax provision (benefit)	2,985	(73,171)
Gain on asset dispositions and other, net of impairment	(21,795)	(25,777)
Loss from equity method investments	25,481	30,052
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	5,486	(2,971)
Increase in prepaid expenses and other current assets	(25,357)	(27,796)
Increase in accounts payable and accrued liabilities	24,189	85,064
Net change in net income taxes payable/receivable	(31,526)	47,570
Decrease in program contracts payable	(48,807)	(63,916)
Other, net	27,898	10,233
Net cash flows from operating activities	222,691	255,156

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(61,595)	(52,268)
Purchases of investments	(43,594)	(18,596)
Distributions from investments	3,026	13,505
Spectrum repack reimbursements	22,119	1,542
Other, net	(1,405)	(56)
Net cash flows used in investing activities	(81,449)	(55,873)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	509	2,016
Repayments of notes payable, commercial bank financing and finance leases	(108,554)	(142,077)
Dividends paid on Class A and Class B Common Stock	(36,765)	(36,794)
Repurchase of outstanding Class A Common Stock	(125,034)	—
Other, net	(2,690)	(2,144)
Net cash flows used in financing activities	(272,534)	(178,999)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(131,292)	20,284
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,060,330	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$929,038	$1,016,224

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

As of June 30, 2019, our broadcast distribution platform is a single reportable segment for accounting purposes. It consists primarily of our broadcast television stations, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)), to 191 stations in 89 markets. These stations broadcast 604 channels as of June 30, 2019. For the purpose of this report, these 191 stations and 604 channels are referred to as "our" stations and channels.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2019 and 2018 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Equity Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. Investments accounted for utilizing the measurement alternative were $23.0 million, net of $1.6 million of cumulative impairments, as of June 30, 2019 and $24.5 million as of December 31, 2018. For the six months ended June 30, 2019, we recorded a $1.6 million impairment related to one investment accounted for utilizing the measurement alternative, which is reflected in other income, net in our consolidated statements of operations. For the three months ended June 30, 2019 and the three and six months ended June 30, 2018, there were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative.

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

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in thousands):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue	$314,520	$24,584	$339,104	$338,204	$20,918	$359,122
Distribution revenue	334,746	31,911	366,657	291,931	27,527	319,458
Other media and non-media revenues	10,358	54,600	64,958	12,144	39,419	51,563
Total revenues	$659,624	$111,095	$770,719	$642,279	$87,864	$730,143

	Six Months Ended
	June 30, 2019			June 30, 2018
	Broadcast	Other	Total	Broadcast	Other	Total
Advertising revenue	$602,370	$44,786	$647,156	$637,116	$38,334	$675,450
Distribution revenue	654,744	64,078	718,822	579,056	54,762	633,818
Other media and non-media revenues	21,011	105,833	126,844	22,000	64,228	86,228
Total revenues	$1,278,125	$214,697	$1,492,822	$1,238,172	$157,324	$1,395,496

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

Deferred Revenues. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenues were $67.8 million and $83.3 million as of June 30, 2019 and December 31, 2018, respectively. Deferred revenues recognized during the six months ended June 30, 2019 and 2018 that were included in the deferred revenues balance as of December 31, 2018 and 2017 were $56.0 million and $21.5 million, respectively.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2019 and 2018 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and six months ended June 30, 2019 was less than the statutory rate primarily due to $8.3 million and $13.0 million, respectively, of federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the three months ended June 30, 2018 was less than the statutory rate primarily due to $5.2 million of federal tax credits related to investments in sustainability initiatives and a $4.2 million state benefit related to a change in apportionment estimates on recognition of previously deferred tax gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction. Our effective income tax rate for the six months ended June 30, 2018 was less than the statutory rate primarily due to a $17.7 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction and $6.3 million federal tax credits related to investments in sustainability initiatives.

Share Repurchase Program

On August 9, 2018, the Board of Directors authorized a $1.0 billion share repurchase authorization, in addition to the previous repurchase authorization of $150.0 million. There is no expiration date and currently, management has no plans to terminate this program.  For the three and six months ended June 30, 2019, we repurchased 0.5 million shares of Class A Common Stock for $20.0 million and 4.0 million shares of Class A Common Stock for $125.0 million, respectively. As of June 30, 2019, the total remaining purchase authorization was $743.0 million.

Subsequent Events

In August 2019, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on September 16, 2019 to holders of record at the close of business on August 30, 2019.

In July 2019, we announced that we will redeem, in full, $600.0 million of Sinclair Television Group's (STG) 5.375% Senior Unsecured Notes due 2021 on August 13, 2019. See STG 5.375% Senior Unsecured Notes under Note 3. Notes Payable and Commercial Bank Financing for further discussion.

On August 2, 2019, in connection with the pending acquisition of the RSNs, Diamond Sports Group, LLC (Diamond) and Diamond Sports Finance Company (Diamond Co-Issuer), both indirect wholly-owned subsidiaries of the Company, issued $3.050 billion principal amount of senior secured notes, which bear interest at a rate of 5.375% per annum and mature on August 15, 2026 (the "Diamond 5.375% Secured Notes") and issued $1.825 billion principal amount of senior notes, which bear interest at a rate of 6.625% per annum and mature on August 15, 2027 (the "Diamond 6.625% Notes" and, together with the Diamond 5.375% Secured Notes, the "Diamond Notes"). See RSN Debt Financing under Note 3. Notes Payable and Commercial Bank Financing for further discussion.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Pending Acquisitions

In May 2019, Diamond entered into a definitive agreement with The Walt Disney Company (Disney) to acquire the equity interests in 14 Regional Sports Networks (21 brands) and Fox College Sports (collectively, the RSNs), which were acquired by Disney in its acquisition of Twenty-First Century Fox, Inc., for a purchase price of $9.6 billion, subject to certain adjustments. Completion of the transaction is subject to customary closing conditions, including the approval of the U.S. Department of Justice (DOJ).

We expect to capitalize Diamond with (i) $1.4 billion in cash equity, comprised of a combination of approximately $0.7 billion of cash on hand and a contribution of $0.7 billion from a new term loan facility at Sinclair Television Group, Inc (STG), (ii) proceeds from a $1.0 billion fully committed privately-placed preferred equity offering by a newly-formed indirect wholly-owned subsidiary of the Company, (iii) a $3.3 billion Term Loan facility at Diamond, and (iv) proceeds from $4.9 billion in notes issued by Diamond. See RSN Debt Financing within Note 3. Notes Payable and Commercial Bank Financing for more information. The transaction will be treated as an asset acquisition for tax purposes, with the Company receiving a full step-up in basis.

Termination of Material Definitive Agreement

In August 2018, we received a termination notice from Tribune Media Company (Tribune), terminating the Agreement and Plan of Merger entered into on May 8, 2017, between the Company and Tribune (Merger Agreement), which provided for the acquisition by the Company of the outstanding shares of Tribune Class A common stock and Tribune Class B common stock (Merger). See Litigation under Note 5. Commitments and Contingencies for further discussion on our pending litigation related to the Tribune acquisition. For the three months ended June 30, 2018, we recognized $44.5 million of costs in connection with this acquisition, which included $5.2 million primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $39.3 million related to financing ticking fees, which was recorded as interest expense on our consolidated statements of operations. For the six months ended June 30, 2018, we recognized $66.2 million of costs in connection with this acquisition, which included $9.9 million primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $56.3 million related to financing ticking fees, which was recorded as interest expense on our consolidated statements of operations.

Dispositions

Broadcast Incentive Auction. Congress authorized the FCC to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of its rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

For the six months ended June 30, 2018, we recognized a gain of $83.3 million which is included within gain on asset dispositions and other, net of impairment on our consolidated statements of operations. This gain relates to the auction proceeds associated with one market where the underlying spectrum was vacated during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $14.1 million and $22.1 million for the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2018, respectively, which are recorded within gain on asset dispositions and other, net of impairment on our consolidated financial statements. For the three and six months ended June 30, 2019, capital expenditures related to the spectrum repack were $12.0 million and $24.8 million, respectively, and $8.3 million and $11.7 million for the three and six months ended June 30, 2018, respectively.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing on our consolidated balance sheets includes finance leases to affiliates of $2.1 million and $1.9 million as of June 30, 2019 and December 31, 2018, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, on our consolidated balance sheets includes long-term finance leases to affiliates of $9.6 million and $10.6 million as of June 30, 2019 and December 31, 2018, respectively.

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $72.7 million and $76.5 million of debt of certain third parties as of June 30, 2019 and December 31, 2018, respectively, of which $22.3 million and $24.4 million, net of deferred financing costs, related to consolidated VIEs is included on our consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 9. Related Person Transactions. We have determined that, as of June 30, 2019, it is not probable that we would have to perform under any of these guarantees.

STG Term Loan A

On April 30, 2019, we paid in full the remaining principal balance of $91.5 million of Term Loan A-2 debt under the Bank Credit Agreement, due July 31, 2021.

STG 5.375% Senior Unsecured Notes

In July 2019, the Company announced that it will redeem, in full, $600.0 million of STG's 5.375% Senior Unsecured Notes due 2021 (the 5.375% Notes) on August 13, 2019. The 5.375% Notes were called at 100.000% of their par value. The redemption will be funded through a combination of seven-year incremental term B loans (Incremental Term B Loans) and cash on hand and is contingent upon the funding of $600.0 million of Incremental Term B Loans to finance such redemption.

RSN Debt Financing

On August 2, 2019, Diamond and Diamond Co-Issuer issued the Diamond Notes as described under Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies. The proceeds of the Diamond Notes are held in escrow and will be used to finance the acquisition of the RSNs as discussed under Pending Acquisitions within Note 2. Acquisitions and Dispositions of Assets. If (1) we do not consummate the acquisition of the RSNs on or prior to February 3, 2020; (2) prior to February 3, 2020, we notify the escrow agent that they will not pursue the consummation of the acquisition of the RSNs; or (3) the applicable conditions to the release of the escrow funds (including the completion of the acquisition of the RSNs) are not satisfied on or prior to February 3, 2020, then, in any such case, we must redeem all of the Diamond Notes at a redemption price equal to 100.0% of the principal amount of the Diamond Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Prior to August 15, 2022, we may redeem the Diamond Notes, in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount of the applicable Diamond Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a ‘‘make-whole’’ premium. Beginning on August 15, 2022, we may redeem the Diamond Notes, in whole or in part, at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to August 15, 2022, we may redeem up to 40% of each series of the Diamond Notes using the proceeds of certain equity offerings. If the notes are redeemed during the twelve-month period beginning August 15, 2022, 2023, and 2024 and thereafter, then the redemption prices for the Diamond 5.375% Secured Notes are 102.688%, 101.344%, and 100%, respectively, and the redemption prices for the Diamond 6.625% Notes are 103.313%, 101.656%, and 100%, respectively.

Diamond’s and Diamond Co-Issuer's obligations under the Diamond Notes are jointly and severally guaranteed by Diamond Sports Intermediate Holdings LLC (Holdings), Diamond’s and Diamond Co-Issuer’s direct parent, and certain wholly-owned subsidiaries of Holdings. Upon completion of the acquisition of the RSNs, the RSNs wholly-owned by Holdings and its subsidiaries will also jointly and severally guarantee the Issuers' obligations under the Diamond Notes. However, the Diamond Notes are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

In conjunction with the acquisition of the RSNs, we expect to (1) borrow $0.7 billion of seven-year term loans, priced at LIBOR plus 2.50%, under STG's bank credit agreement which will be amended and restated, (2) issue $1.0 billion fully committed privately-placed preferred equity of a newly-formed indirect wholly-owned subsidiary of the Company, and (3) borrow $3.3 billion of seven-year term loans, priced at LIBOR plus 3.25%, under a new bank credit agreement to be established by Diamond and Diamond Co-Issuer, as discussed under Pending Acquisitions within Note 2. Acquisitions and Dispositions of Assets at or near the time of closing on the acquisition of the RSNs. Also, concurrent with the financing of the acquisition of the RSNs, we expect to replace STG's existing revolving credit facility with a new $0.65 billion five-year revolving credit facility, priced at LIBOR plus 2.00%, and establish a new $0.65 billion five-year revolving credit facility, priced at LIBOR plus 3.00%, for Diamond. The newly committed debt at STG will be guaranteed by the Company, certain other subsidiaries of the Company, and certain subsidiaries of STG, and secured by certain assets of STG and the guarantors, consistent with existing terms loans under the existing bank credit facility. In connection with the preferred equity, the Company will provide a guarantee of collection of distributions from Diamond and Diamond Co-Issuer.

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

We recognize operating lease expense on a straight-line basis over the term of the lease within operating expenses. Expense associated with our finance leases consists of two components, including interest on our outstanding finance lease obligations and amortization of the related right of use assets. The interest component is recorded in interest expense and amortization of the finance lease asset is recognized on a straight-line basis over the term of the lease in depreciation of property and equipment.

Our leases do not contain any material residual value guarantees or material restrictive covenants. Some of our leases include optional renewal periods or termination provisions which we assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

The following table presents lease expense we have recorded within our consolidated statements of operations for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease expense:
Amortization of finance lease asset	$775	$1,494
Interest on lease liabilities	1,063	1,977
Total finance lease expense	1,838	3,471
Operating lease expense (a)	10,217	20,155
Total lease expense	$12,055	$23,626

(a)
Includes variable and short-term lease expense of $1.2 million and $0.2 million, respectively, for the three months ended June 30, 2019 and $2.3 million and $0.5 million, respectively, for the six months ended June 30, 2019.

The following table summarizes our outstanding operating and finance lease obligations as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2019	$16,975	$4,042	$21,017
2020	31,711	7,938	39,649
2021	29,688	7,908	37,596
2022	27,174	7,166	34,340
2023	25,786	7,138	32,924
Thereafter	168,856	21,217	190,073
Total undiscounted obligations	300,190	55,409	355,599
Less imputed interest	(83,269)	(15,393)	(98,662)
Present value of lease obligations	$216,921	$40,016	$256,937

Future minimum payments under operating leases as of December 31, 2018 were as follows (in thousands):

2019	$32,108
2020	31,287
2021	29,547
2022	26,702
2023	24,325
2024 and thereafter	157,816
Total	$301,785

The following table summarizes supplemental balance sheet information related to leases as of June 30, 2019 (in thousands, except lease term and discount rate):

	Operating Leases	Finance Leases
Lease assets, non-current	$192,390	$16,130	(a)

Lease liabilities, current	$22,662	$4,605
Lease liabilities, non-current	194,259	35,411
Total lease liabilities	$216,921	$40,016

Weighted average remaining lease term (in years)	10.94	7.55
Weighted average discount rate	5.8%	9.0%

(a)	Finance lease assets are reflected in property and equipment, net.

The following table presents other information related to leases for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,379
Operating cash flows from finance leases	1,965
Financing cash flows from finance leases	2,228
Leased assets obtained in exchange for new lease liabilities	9,969

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

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ).  This consent decree resolves the Department of Justice’s investigation into the sharing of pacing information among certain stations in some local markets.  The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The U.S District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject Sinclair to any monetary damages or penalties.  The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the Department of Justice has required in previous consent decrees in other industries. The consent decree also requires the Company stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and eight other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

On July 19, 2018, the FCC released a Hearing Designation Order (HDO) to commence a hearing before an Administrative Law Judge (ALJ) with respect to the Company’s proposed acquisition of Tribune.  The HDO directed the FCC's Media Bureau to hold in abeyance all other pending applications and amendments thereto related to the proposed Merger with Tribune until the issues that are the subject of the HDO have been resolved with finality.  The HDO asked the ALJ to determine (i) whether Sinclair was the real party in interest to the sale of WGN-TV, KDAF(TV), and KIAH(TV), (ii) if so, whether the Company engaged in misrepresentation and/or lack of candor in its applications with the FCC and (iii) whether consummation of the overall transaction would be in the public interest and compliance with the FCC’s ownership rules.  The Company maintains that the overall transaction and the proposed divestitures complied with the FCC’s rules, and strongly rejects any allegation of misrepresentation or lack of candor. The Merger Agreement was terminated by Tribune on August 9, 2018, on which date the Company subsequently filed a letter with the FCC to withdraw the merger applications and have them dismissed with prejudice and filed with the ALJ a Notice of Withdrawal of Applications and Motion to Terminate Hearing (Motion). On August 10, 2018, the FCC's Enforcement Bureau filed a responsive pleading with the ALJ stating that it did not oppose dismissal of the merger applications and concurrent termination of the hearing proceeding. The ALJ granted the Motion and terminated the hearing on March 5, 2019. As part of a discussion initiated by the Company to respond to allegations raised in the HDO, the FCC’s Media Bureau sent the Company a confidential letter of inquiry, which was inadvertently posted to the FCC’s online docket and removed by FCC staff shortly thereafter. The FCC subsequently released a statement that said the Media Bureau is in the process of resolving an outstanding issue regarding Sinclair’s conduct as part of the last year's FCC’s review of its proposed merger with Tribune and that the Bureau believes that delaying consideration of this matter would not be in anyone's interest. We cannot predict the outcome of the FCC's inquiry or whether or how the issues raised in the now-terminated HDO might impact the Company's ability to acquire additional TV stations in the future.

On August 9, 2018, Tribune filed a complaint (the "Tribune Complaint") in the Court of Chancery of the State of Delaware against the Company, which action is captioned Tribune Media Company v. Sinclair Broadcast Group, Inc, Case No. 2018-0593-JTL. The Tribune Complaint alleges that the Company breached the Merger Agreement by, among other things, failing to use its reasonable best efforts to secure regulatory approval of the Merger, and that such breach resulted in the failure of the Merger to obtain regulatory approval and close. The Tribune Complaint seeks declaratory relief, money damages in an amount to be determined at trial (but which the Tribune Complaint suggests could be in excess of $1 billion), and attorney's fees and costs. On August 29, 2018, the Company filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint. In its counterclaim, the Company alleges that Tribune breached the Merger Agreement and seeks declaratory relief, money damages in an amount to be determined at trial, and attorneys' fees and costs. While no finding of liability or damages against the Company has been made, an immaterial reserve during the second quarter of 2019 was recorded and the Company intends to continue its vigorous defense of this matter, while exploring opportunities to resolve it on reasonable terms. There can be no assurance that the amount of the loss ultimately incurred in this matter will not be greater than the amount recorded at this time.

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint (the "Initial Complaint") in the United States District Court for the District of Maryland (the "District of Maryland") against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Litigation, case No. 1:18-CV-02445-CCB (the "Securities Action").  On March 1, 2019, lead counsel in the Securities Action filed an amended complaint, adding David Smith and Steven Marks as defendants, and alleging that defendants violated the federal securities laws by issuing false or misleading disclosures concerning (a) the Merger prior to the termination thereof; and (b) the DOJ investigation concerning the alleged exchange of pacing information.  The Securities Action seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. On May 3, 2019, Defendants filed a motion to dismiss the amended complaint, which motion has been opposed by lead plaintiff. The Company believes that the allegations in the Securities Action are without merit and intends to vigorously defend against the allegations.

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

On November 29, 2018, putative Company shareholder Fire and Police Retiree Health Care Fund, San Antonio filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Fire and Police Retiree Health Care Fund, San Antonio v. Smith, et al., Case No. 1:18-cv-03670-RDB (the "San Antonio Action"). On December 26, 2018, putative Company shareholder Teamsters Local 677 Health Services & Insurance Plan filed a shareholder derivative complaint in the Circuit Court of Maryland for Baltimore County (the "Circuit Court") against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Teamsters Local 677 Health Services & Insurance Plan v. Friedman, et al., Case No. 03-C-18-12119 (the "Teamsters Action"). A defendant in the Teamsters Action removed the Teamsters action to the District of Maryland, and the plaintiff in that case has moved to remand the case back to the Circuit Court. That motion is fully briefed and awaiting decision. On December 21, 2018, putative Company shareholder Norfolk County Retirement System filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Norfolk County Retirement System v. Smith, et al., Case No. 1:18-cv-03952-RDB (the "Norfolk Action," and together with the San Antonio Action and the Teamsters Action, the "Derivative Actions"). The plaintiffs in each of the Derivative Actions allege breaches of fiduciary duties by the defendants in connection with (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. The plaintiffs in the Derivative Actions seek declaratory relief, money damages to be awarded to the Company in an amount to be determined at trial, corporate governance reforms, equitable or injunctive relief, and attorney’s fees and costs. Additionally, the plaintiffs in the Teamsters and Norfolk Actions allege that the defendants were unjustly enriched, in the form of their compensation as directors and/or officers of the Company, in light of the alleged breaches of fiduciary duty, and seek restitution to be awarded to the Company. These allegations are the subject matter of the review being conducted by the Special Litigation Committee, as noted above. On April 30, 2019, the Special Litigation Committee moved to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions. The Company and the remaining individual defendants joined in this motion.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (Numerator)
Net income	$43,383	$29,309	$66,154	$73,304
Net income attributable to noncontrolling interests	(1,086)	(1,268)	(2,185)	(2,139)
Numerator for basic and diluted earnings per common share available to common shareholders	$42,297	$28,041	$63,969	$71,165

Shares (Denominator)
Weighted-average common shares outstanding	91,764	102,224	92,032	102,062
Dilutive effect of stock-settled appreciation rights and outstanding stock options	1,399	762	1,157	890
Weighted-average common and common equivalent shares outstanding	93,163	102,986	93,189	102,952

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	—	1,600	475	1,050

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

We had $3.4 million and $3.8 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the three months ended June 30, 2019 and 2018, respectively. We had $7.1 million and $7.6 million in intercompany interest expense related to intercompany loans between the broadcast segment, other, and corporate for the six months ended June 30, 2019 and 2018, respectively.

Segment financial information is included in the following tables for the periods presented (in thousands):

As of June 30, 2019	Broadcast	Other	Corporate	Consolidated
Assets	$4,828,998	$726,311	$998,357	$6,553,666

For the three months ended June 30, 2019	Broadcast	Other	Corporate	Consolidated
Revenue	$659,624	$111,095	$—	$770,719
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59,504	6,319	19	65,842
Amortization of program contract costs and net realizable value adjustments	22,084	—	—	22,084
Corporate general and administrative expenses	32,569	263	18,823	51,655
(Gain) loss on asset dispositions and other, net of impairment	(14,122)	134	—	(13,988)
Operating income (loss)	134,918	(10,077)	(18,842)	105,999
Interest expense	1,300	195	52,183	53,678
(Loss) income from equity method investments	—	(11,929)	85	(11,844)

For the three months ended June 30, 2018	Broadcast	Other	Corporate	Consolidated
Revenue	$642,279	$87,864	$—	$730,143
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58,964	7,251	19	66,234
Amortization of program contract costs and net realizable value adjustments	24,710	—	—	24,710
Corporate general and administrative expenses	26,590	221	2,874	29,685
Gain on asset dispositions and other, net of impairment	(1,301)	(3,440)	—	(4,741)
Operating income (loss)	140,607	(6,132)	(2,893)	131,582
Interest expense	1,438	198	90,635	92,271
Loss from equity method investments	—	(17,256)	(434)	(17,690)

For the six months ended June 30, 2019	Broadcast	Other	Corporate	Consolidated
Revenue	$1,278,125	$214,697	$—	$1,492,822
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	122,185	10,103	38	132,326
Amortization of program contract costs and net realizable value adjustments	46,021	—	—	46,021
Corporate general and administrative expenses	58,329	420	20,632	79,381
(Gain) loss on asset dispositions and other, net of impairment	(22,142)	347	(102)	(21,897)
Operating income (loss)	230,145	(9,980)	(20,568)	199,597
Interest expense	2,783	387	105,134	108,304
(Loss) income from equity method investments	—	(25,881)	400	(25,481)

For the six months ended June 30, 2018	Broadcast		Other		Corporate	Consolidated
Revenue	$1,238,172		$157,324		$—	$1,395,496
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	122,833		14,293		38	137,164
Amortization of program contract costs and net realizable value adjustments	51,660		—		—	51,660
Corporate general and administrative expenses	48,334		476		5,471	54,281
(Gain) loss on asset dispositions and other, net of impairment	(85,400)	(b)	59,550	(a)	—	(25,850)
Operating income (loss)	316,774	(b)	(72,368)	(a)	(5,509)	238,897
Interest expense	2,809		400		158,804	162,013
(Loss) income from equity method investments	—		(31,617)		1,340	(30,277)

(a)	Includes a $59.6 million impairment to the carrying value of a consolidated real estate venture.

(b)	Includes a gain of $83.3 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.

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

In February 2019, we entered into a joint venture with an affiliate of the Chicago Cubs to establish and operate Marquee Sports Network (Marquee). Marquee simultaneously entered into a long term telecast rights agreement with the Chicago Cubs, providing Marquee with the rights to air certain live game telecasts and other content, which we guarantee. Pursuant to a management services agreement, we are responsible for several key functions of Marquee, which most notably includes affiliate and advertising sales services. We have determined that we will consolidate Marquee because it is a variable interest entity and we are the primary beneficiary.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$—
Accounts receivable, net	17,255	28,276
Other current assets	2,738	6,773
Total current assets	29,993	35,049

Program contract costs, less current portion	1,393	2,058
Property and equipment, net	8,407	5,346
Goodwill and indefinite-lived intangible assets	15,064	15,064
Definite-lived intangible assets, net	64,217	67,680
Other assets	2,362	2,374
Total assets	$121,436	$127,571

LIABILITIES
Current liabilities:
Other current liabilities	$12,895	$18,298

Notes payable, finance leases and commercial bank financing, less current portion	17,085	19,278
Program contracts payable, less current portion	6,917	8,474
Other long-term liabilities	650	650
Total liabilities	$37,547	$46,700

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $125.9 million and $124.5 million as of June 30, 2019 and December 31, 2018, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2019, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 3. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $72.7 million and $71.3 million as of June 30, 2019 and December 31, 2018, respectively. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in (loss) income from equity method investments and other income, net, respectively, on our consolidated statements of operations. We recorded losses of $11.5 million and $24.6 million for the three and six months ended June 30, 2019, respectively, and losses of $14.5 million and $23.5 million for the three and six months ended June 30, 2018, respectively.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders.  Lease payments made to these entities were $1.3 million for both the three months ended June 30, 2019 and 2018 and $2.2 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 8. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of June 30, 2019, we have jointly and severally, unconditionally, and irrevocably guaranteed $48.0 million of Cunningham's debt, of which $9.5 million, net of $0.6 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of Cunningham is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5.0 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $49.2 million and $47.4 million as of June 30, 2019 and December 31, 2018, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2019 and December 31, 2018, was approximately $53.6 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2.2 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statements of operations. Our consolidated revenues include $38.5 million and $38.8 million for the three months ended June 30, 2019 and 2018, respectively, and $73.0 million and $76.3 million for the six months ended June 30, 2019 and 2018, respectively, related to the Cunningham Stations.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2022. Under the agreement, Cunningham paid us an initial fee of $0.7 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In August 2016, we entered into an agreement, expiring in October 2021, with Cunningham to provide a news share service with the Johnstown, PA station beginning in October 2016 for an annual fee of $1.0 million.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three months ended June 30, 2019 and 2018 and both the six months ended June 30, 2019 and 2018.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our notes and debentures for the periods presented (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
6.125% Senior Unsecured Notes due 2022	$500,000	$508,125	$500,000	$503,750
5.875% Senior Unsecured Notes due 2026	350,000	357,770	350,000	326,375
5.625% Senior Unsecured Notes due 2024	550,000	562,375	550,000	515,625
5.375% Senior Unsecured Notes due 2021	600,000	600,378	600,000	598,500
5.125% Senior Unsecured Notes due 2027	400,000	392,000	400,000	353,000
Term Loan A (b)	—	—	95,892	92,057
Term Loan B	1,335,750	1,315,714	1,342,600	1,275,470
Debt of variable interest entities	23,114	23,114	25,281	25,281
Debt of non-media subsidiaries	18,671	18,671	19,577	19,577

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $29.6 million and $33.0 million as of June 30, 2019 and December 31, 2018, respectively.

(b)	Term Loan A debt was repaid in April 2019. For additional information, see Note 3. Notes Payable and Commercial Bank Financing.

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. Our Class A Common Stock and Class B Common Stock as of June 30, 2019, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the Bank Credit Agreement, the 5.375% Notes, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. As of June 30, 2019, our consolidated total debt, net of deferred financing costs and debt discounts, of $3,788.0 million included $3,769.4 million related to STG and its subsidiaries of which SBG guaranteed $3,729.5 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2019
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$891,865	$2,995	$34,178	$—	$929,038
Accounts receivable, net	—	—	538,644	51,308	—	589,952
Other current assets	4,511	12,655	91,021	34,348	(25,895)	116,640
Total current assets	4,511	904,520	632,660	119,834	(25,895)	1,635,630

Property and equipment, net	723	31,187	612,278	71,960	(16,643)	699,505

Investment in consolidated subsidiaries	1,546,563	3,579,483	—	—	(5,126,046)	—
Goodwill	—	—	2,120,035	3,867	—	2,123,902
Indefinite-lived intangible assets	—	—	143,924	14,440	—	158,364
Definite-lived intangible assets, net	—	—	1,523,633	66,307	(49,457)	1,540,483
Other long-term assets	45,396	879,846	297,849	164,460	(991,769)	395,782
Total assets	$1,597,193	$5,395,036	$5,330,379	$440,868	$(6,209,810)	$6,553,666

Accounts payable and accrued liabilities	$15,101	$90,325	$269,371	$76,592	$(26,809)	$424,580
Current portion of long-term debt	—	13,700	4,247	7,838	(578)	25,207
Other current liabilities	1,052	616	67,945	6,824	—	76,437
Total current liabilities	16,153	104,641	341,563	91,254	(27,387)	526,224

Long-term debt	—	3,693,460	34,555	365,283	(330,504)	3,762,794
Other long-term liabilities	11,925	46,745	1,376,146	173,456	(872,623)	735,649
Total liabilities	28,078	3,844,846	1,752,264	629,993	(1,230,514)	5,024,667

Total Sinclair Broadcast Group equity (deficit)	1,569,115	1,550,190	3,578,115	(145,440)	(4,982,865)	1,569,115
Noncontrolling interests in consolidated subsidiaries	—	—	—	(43,685)	3,569	(40,116)
Total liabilities and equity (deficit)	$1,597,193	$5,395,036	$5,330,379	$440,868	$(6,209,810)	$6,553,666

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in thousands)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$961,963	$19,648	$78,719	$—	$1,060,330
Accounts receivable, net	—	—	530,543	68,054	—	598,597
Other current assets	3,235	5,548	103,111	37,157	(24,072)	124,979
Total current assets	3,235	967,511	653,302	183,930	(24,072)	1,783,906

Property and equipment, net	754	31,773	593,755	70,223	(13,371)	683,134

Investment in consolidated subsidiaries	1,604,234	3,654,263	4,179	—	(5,262,676)	—
Goodwill	—	—	2,120,035	3,867	—	2,123,902
Indefinite-lived intangible assets	—	—	143,924	14,298	—	158,222
Definite-lived intangible assets, net	—	—	1,608,748	70,409	(52,277)	1,626,880
Other long-term assets	31,002	851,170	119,187	165,064	(970,375)	196,048
Total assets	$1,639,225	$5,504,717	$5,243,130	$507,791	$(6,322,771)	$6,572,092

Accounts payable and accrued liabilities	$100	$78,814	$273,444	$85,875	$(25,006)	$413,227
Current portion of long-term debt	—	31,135	4,100	7,842	(513)	42,564
Other current liabilities	—	—	107,051	9,743	—	116,794
Total current liabilities	100	109,949	384,595	103,460	(25,519)	572,585

Long-term debt	—	3,775,489	36,551	381,913	(344,062)	3,849,891
Other long-term liabilities	289	40,132	1,169,184	173,197	(833,506)	549,296
Total liabilities	389	3,925,570	1,590,330	658,570	(1,203,087)	4,971,772

Total Sinclair Broadcast Group equity (deficit)	1,638,836	1,579,147	3,652,800	(107,825)	(5,124,122)	1,638,836
Noncontrolling interests in consolidated subsidiaries	—	—	—	(42,954)	4,438	(38,516)
Total liabilities and equity (deficit)	$1,639,225	$5,504,717	$5,243,130	$507,791	$(6,322,771)	$6,572,092

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$704,513	$88,710	$(22,504)	$770,719

Media program and production expenses	—	—	317,279	32,744	(14,861)	335,162
Selling, general and administrative	18,999	32,569	162,019	4,123	(1,300)	216,410
Depreciation, amortization and other operating expenses	152	1,328	69,499	46,422	(4,253)	113,148
Total operating expenses	19,151	33,897	548,797	83,289	(20,414)	664,720

Operating (loss) income	(19,151)	(33,897)	155,716	5,421	(2,090)	105,999

Equity in earnings of consolidated subsidiaries	57,015	118,038	—	—	(175,053)	—
Interest expense	(163)	(52,020)	(889)	(4,136)	3,530	(53,678)
Other income (expense)	351	4,789	(11,729)	278	—	(6,311)
Total other income (expense)	57,203	70,807	(12,618)	(3,858)	(171,523)	(59,989)

Income tax benefit (provision)	4,245	17,370	(23,902)	(340)	—	(2,627)
Net income	42,297	54,280	119,196	1,223	(173,613)	43,383
Net income attributable to the noncontrolling interests	—	—	—	(1,072)	(14)	(1,086)
Net income attributable to Sinclair Broadcast Group	$42,297	$54,280	$119,196	$151	$(173,627)	$42,297
Comprehensive income	$42,297	$54,280	$119,196	$1,223	$(173,613)	$43,383

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$680,130	$71,730	$(21,717)	$730,143

Media program and production expenses	—	—	285,940	33,175	(18,257)	300,858
Selling, general and administrative	2,874	26,585	147,180	4,352	(512)	180,479
Depreciation, amortization and other operating expenses	19	1,134	84,573	33,223	(1,725)	117,224
Total operating expenses	2,893	27,719	517,693	70,750	(20,494)	598,561

Operating (loss) income	(2,893)	(27,719)	162,437	980	(1,223)	131,582

Equity in earnings of consolidated subsidiaries	29,345	128,164	(185)	—	(157,324)	—
Interest expense	(1)	(90,635)	(989)	(4,643)	3,997	(92,271)
Other income (expense)	642	3,256	(14,345)	(2,852)	—	(13,299)
Total other income (expense)	29,986	40,785	(15,519)	(7,495)	(153,327)	(105,570)

Income tax benefit (provision)	948	22,056	(17,607)	(2,100)	—	3,297
Net income (loss)	28,041	35,122	129,311	(8,615)	(154,550)	29,309
Net income attributable to the noncontrolling interests	—	—	—	(1,268)	—	(1,268)
Net income (loss) attributable to Sinclair Broadcast Group	$28,041	$35,122	$129,311	$(9,883)	$(154,550)	$28,041
Comprehensive income (loss)	$28,041	$35,122	$129,311	$(8,615)	$(154,550)	$29,309

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$4	$1,360,858	$171,903	$(39,943)	$1,492,822

Media program and production expenses	—	—	618,722	62,938	(27,454)	654,206
Selling, general and administrative	20,986	58,329	318,435	8,832	(2,523)	404,059
Depreciation, amortization and other operating expenses	383	2,535	147,691	90,099	(5,748)	234,960
Total operating expenses	21,369	60,864	1,084,848	161,869	(35,725)	1,293,225

Operating (loss) income	(21,369)	(60,860)	276,010	10,034	(4,218)	199,597

Equity in earnings of consolidated subsidiaries	80,250	207,320	—	—	(287,570)	—
Interest expense	(163)	(104,971)	(1,939)	(8,592)	7,361	(108,304)
Other income (expense)	723	5,796	(23,398)	(874)	—	(17,753)
Total other income (expense)	80,810	108,145	(25,337)	(9,466)	(280,209)	(126,057)

Income tax benefit (provision)	4,528	29,003	(40,776)	(141)	—	(7,386)
Net income	63,969	76,288	209,897	427	(284,427)	66,154
Net income attributable to the noncontrolling interests	—	—	—	(3,051)	866	(2,185)
Net income (loss) attributable to Sinclair Broadcast Group	$63,969	$76,288	$209,897	$(2,624)	$(283,561)	$63,969
Comprehensive income	$63,969	$76,288	$209,897	$427	$(284,427)	$66,154

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,305,814	$129,741	$(40,059)	$1,395,496

Media program and production expenses	—	—	559,355	65,195	(35,143)	589,407
Selling, general and administrative	5,471	48,339	290,481	8,636	(953)	351,974
Depreciation, amortization and other operating expenses	38	2,384	90,989	124,231	(2,424)	215,218
Total operating expenses	5,509	50,723	940,825	198,062	(38,520)	1,156,599

Operating (loss) income	(5,509)	(50,723)	364,989	(68,321)	(1,539)	238,897

Equity in earnings of consolidated subsidiaries	74,383	299,934	245	—	(374,562)	—
Interest expense	(1)	(158,803)	(1,961)	(9,193)	7,945	(162,013)
Other income (expense)	1,323	5,551	(27,706)	(1,673)	—	(22,505)
Total other income (expense)	75,705	146,682	(29,422)	(10,866)	(366,617)	(184,518)

Income tax benefit (provision)	969	37,454	(33,283)	13,785	—	18,925
Net income (loss)	71,165	133,413	302,284	(65,402)	(368,156)	73,304
Net income attributable to the noncontrolling interests	—	—	—	(2,324)	185	(2,139)
Net income (loss) attributable to Sinclair Broadcast Group	$71,165	$133,413	$302,284	$(67,726)	$(367,971)	$71,165
Comprehensive income (loss)	$71,165	$133,413	$302,284	$(65,402)	$(368,156)	$73,304

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(198)	$(122,095)	$328,029	$22,155	$(5,200)	$222,691

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8)	(1,691)	(63,374)	(1,476)	4,954	(61,595)
Purchases of investments	(2,291)	(6,005)	(29,970)	(5,328)	—	(43,594)
Distributions from investments	—	—	—	3,026	—	3,026
Spectrum repack reimbursements	—	—	22,119	—	—	22,119
Other, net	—	(1,041)	(373)	9	—	(1,405)
Net cash flows (used in) from investing activities	(2,299)	(8,737)	(71,598)	(3,769)	4,954	(81,449)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	668	(159)	509
Repayments of notes payable, commercial bank financing and finance leases	—	(102,742)	(2,015)	(24,558)	20,761	(108,554)
Dividends paid on Class A and Class B Common Stock	(36,765)	—	—	—	—	(36,765)
Repurchase of outstanding Class A Common Stock	(125,034)	—	—	—	—	(125,034)
Increase (decrease) in intercompany payables	164,061	163,476	(271,069)	(36,112)	(20,356)	—
Other, net	235	—	—	(2,925)	—	(2,690)
Net cash flows from (used in) financing activities	2,497	60,734	(273,084)	(62,927)	246	(272,534)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(70,098)	(16,653)	(44,541)	—	(131,292)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	961,963	19,648	78,719	—	1,060,330
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$891,865	$2,995	$34,178	$—	$929,038

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(1,196)	$(154,476)	$412,837	$(9,691)	$7,682	$255,156

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4,250)	(46,803)	(2,463)	1,248	(52,268)
Purchases of investments	(1,735)	(1,821)	(13,586)	(1,454)	—	(18,596)
Distributions from investments	2,498	—	—	11,007	—	13,505
Spectrum repack reimbursements	—	—	1,542	—	—	1,542
Other, net	1,670	(2,731)	1,005	—	—	(56)
Net cash flows from (used in) investing activities	2,433	(8,802)	(57,842)	7,090	1,248	(55,873)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	2,016	—	2,016
Repayments of notes payable, commercial bank financing and finance leases	—	(132,937)	(1,715)	(7,612)	187	(142,077)
Dividends paid on Class A and Class B Common Stock	(36,794)	—	—	—	—	(36,794)
Increase (decrease) in intercompany payables	33,309	606,796	(666,187)	35,199	(9,117)	—
Other, net	2,248	—	—	(4,392)	—	(2,144)
Net cash flows (used in) from financing activities	(1,237)	473,859	(667,902)	25,211	(8,930)	(178,999)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	310,581	(312,907)	22,610	—	20,284
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	645,830	323,383	26,727	—	995,940
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$956,411	$10,476	$49,337	$—	$1,016,224

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

General risks

•	the impact of changes in national and regional economies and credit and capital markets;

•	consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters that impact our advertisers and our stations; and

•	cybersecurity.

Industry risks

•	the business conditions of our advertisers, particularly in the political, automotive and service categories;

•
competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers, and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top (OTT) content;

•
the effects of the Federal Communications Commission’s (FCC) National Broadband Plan, the impact of the repacking of our broadcasting spectrum, as a result of the incentive auction, within a limited timeframe and funding allocated;

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to Joint Sales Agreements (JSA), Shared Services Agreements (SSA), cross ownership rules, and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;

•	the impact of FCC and Congressional efforts which may restrict a television station's retransmission consent negotiations;

•	the impact of FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;

•	the impact of foreign government rules related to digital and online assets;

•	labor disputes and legislation and other union activity associated with film, acting, writing, and other guilds and professional sports leagues;

•
the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of ATSC 3.0 broadcast standard, and the consumer’s appetite for mobile television;

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the potential impact from the elimination of rules prohibiting mergers of the four major television networks;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	the ability to negotiate terms at least as favorable as those in existence with MVPDs and others;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	OTT technologies and their potential impact on cord-cutting;

•	the impact of MVPDs, virtual MVPDs (vMVPDs), and OTTs offering "skinny" programming bundles that may not include television broadcast stations or other programming that we distribute;

•	fluctuations in advertising rates and availability of inventory; and

•	the ability of others to retransmit our signal without our consent.

Risks specific to us

•	the effectiveness of our management;

•
our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;

•	our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•	our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

•	our ability to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements for our existing and acquired businesses;

•	the ability of stations which we consolidate, but do not negotiate on their behalf, to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements;

•	our ability to secure distribution of our programming to a wide audience;

•	our ability to renew our FCC licenses;

•	our ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

•	our exposure to any wrongdoing by those outside the Company, but which could affect our business or pending acquisitions;

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statement of Operations Data:
Media revenues (a)	$720,898	$695,862	$1,394,262	$1,339,513
Non-media revenues	49,821	34,281	98,560	55,983
Total revenues	770,719	730,143	1,492,822	1,395,496

Media production expenses	335,162	300,858	654,206	589,407
Media selling, general and administrative expenses	164,755	150,794	324,678	297,693
Depreciation and amortization expenses (b)	65,842	66,234	132,326	137,164
Amortization of program contract costs and net realizable value adjustments	22,084	24,710	46,021	51,660
Non-media expenses	39,210	31,021	78,510	52,244
Corporate general and administrative expenses	51,655	29,685	79,381	54,281
Gain on asset dispositions and other, net of impairment	(13,988)	(4,741)	(21,897)	(25,850)
Operating income	105,999	131,582	199,597	238,897

Interest expense and amortization of debt discount and deferred financing costs	(53,678)	(92,271)	(108,304)	(162,013)
Loss from equity method investments	(11,844)	(17,690)	(25,481)	(30,277)
Other income, net	5,533	4,391	7,728	7,772
Income before income taxes	46,010	26,012	73,540	54,379
Income tax (provision) benefit	(2,627)	3,297	(7,386)	18,925
Net income	43,383	29,309	66,154	73,304
Net income attributable to the noncontrolling interests	(1,086)	(1,268)	(2,185)	(2,139)
Net income attributable to Sinclair Broadcast Group	$42,297	$28,041	$63,969	$71,165

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.46	$0.27	$0.70	$0.70
Diluted earnings per share	$0.45	$0.27	$0.69	$0.69

	As of June 30, 2019	As of December 31, 2018
Balance Sheet Data:
Cash and cash equivalents	$929,038	$1,060,330
Total assets	$6,553,666	$6,572,092
Total debt (c)	$3,788,001	$3,892,455
Total equity	$1,528,999	$1,600,320

(a)	Media revenues are defined as television advertising revenue; distribution revenue; and other media revenues.

(b)	Depreciation and amortization expenses include depreciation of property and equipment and amortization of definite-lived intangible and other assets.

(c)	Total debt is defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended June 30, 2019 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2019 and 2018, including comparisons between quarters and expectations for the three months ended September 30, 2019.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2019.

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

•
In August 2019, Diamond and Diamond Co-Issuer issued $3.050 billion aggregate principal amount of Diamond 5.375% Senior Secured Notes due 2026 and $1.825 billion aggregate principal amount of Diamond 6.625% Senior Notes due 2027. The proceeds are held in escrow and will be used to finance the acquisition of the RSNs. See RSN Debt Financing under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

Television and Digital Content

•
In April 2019, Tennis Channel’s first full-length feature film, Strokes of Genius, was nominated for two Sports Emmy Awards by the National Academy of Television Arts & Sciences. The program was a finalist for the Outstanding Long Sports Documentary and Outstanding Musical Direction awards.

•
In July 2019, the Company released its Compulse360 offering, a new daily OTT reported platform for CompulseOTT, providing advertisers near real-time campaign evaluation so they can optimize their advertising efforts in-flight.

•
For 2019 to date, the Company’s newsrooms have won a total of 328 national and regional journalism awards, including four National RTDNA Edward R. Murrow awards and the prestigious Investigative Reporters and Editors award for "Best in Investigative Reporting" in the Broadcast/Video category for Division III, which spans television stations in market sizes 21-50.

Broadcast Distribution

•
In July 2019, the Company announced a multi-year agreement with Charter Communications, Inc. for the continued carriage of the Company's broadcast television stations and Tennis Channel, as well as carriage of Marquee Sports Network when it launches in the first quarter of 2020. The agreement also provides for a term extension for the carriage of currently carried RSNs that is effective upon the closing of the RSN acquisition.

ATSC 3.0

•
In April 2019, a broad contingent of broadcasters announced the deployment of ATSC 3.0 in approximately 60 U.S. markets by the end of 2020. This includes 27 markets in which the Company's stations will be participating in the deployment.

•	In July 2019, the Company's ONE Media 3.0 subsidiary announced an agreement with Saankhya Labs to accelerate the development of a 5G Next Generation Broadcast Offload Platform.

Financing, Capital Allocation, and Shareholder Returns

•	During the quarter ended June 30, 2019, we repurchased an additional 0.5 million shares of Class A Common Stock for $20.0 million.

•	In May 2019 and August 2019, we declared quarterly cash dividends of $0.20 per share.

•
In July 2019, the Company announced that it will redeem, in full, $600.0 million of STG's 5.375% Senior Unsecured Notes due 2021 on August 13, 2019. The 5.375% Notes were called at 100.000% of their par value. The redemption is contingent on STG's closing of $600.0 million of Incremental Term B Loans to finance such redemption. See STG 5.375% Senior Unsecured Notes under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

Other Events

•	In April 2019, Barry Faber was promoted to President, Distribution & Network Relations and David Gibber was promoted to Senior Vice President/General Counsel.

•
In June 2019, at the Company's Annual Shareholders' Meeting, the Company's shareholders re-elected all nine Directors and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2019.

•
In June 2019, the Company, in partnership with the Salvation Army, held a nationwide day of giving, with its stations participating in on-air, digital and social media efforts to encourage viewers to donate and help local communities recover from damage caused by tornadoes and floods in the Midwest. In total, the initiative raised $56,000, with Sinclair providing an additional donation of $25,000.

•
In July 2019, the Company awarded its Broadcast Diversity Scholarship to eight applicants, distributing $25,000 in aggregate tuition assistance to students demonstrating a promising future in the broadcast industry.

RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. We have one reportable segment, "broadcast," that is disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Media revenues (a)	$720.9	$695.9	$1,394.3	$1,339.5
Non-media revenues	49.8	34.2	98.5	56.0
Total revenues	770.7	730.1	1,492.8	1,395.5
Media production expenses (a)	335.2	300.8	654.2	589.4
Media selling, general and administrative expenses (a)	164.8	150.8	324.7	297.7
Depreciation and amortization expenses	65.8	66.2	132.3	137.2
Amortization of program contract costs and net realizable value adjustments	22.1	24.7	46.0	51.7
Non-media expenses	39.2	31.0	78.5	52.2
Corporate general and administrative expenses	51.6	29.7	79.4	54.3
Gain on asset dispositions and other, net of impairment	(14.0)	(4.7)	(21.9)	(25.9)
Operating income	$106.0	$131.6	$199.6	$238.9
Net income attributable to Sinclair Broadcast Group	$42.3	$28.0	$64.0	$71.2

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2019	2018		2019	2018
Revenue:
Advertising revenue	$314.5	$338.2	(7.0)%	$602.4	$637.1	(5.4)%
Distribution revenue	334.7	291.9	14.7%	654.7	579.1	13.1%
Other media revenues	10.4	12.1	(14.0)%	21.0	22.0	(4.5)%
Media revenues	$659.6	$642.2	2.7%	$1,278.1	$1,238.2	3.2%

Operating Expenses:
Media production expenses	$292.8	$266.4	9.9%	$581.4	$533.1	9.1%
Media selling, general and administrative expenses	$131.9	$126.1	4.6%	$262.2	$250.9	4.5%
Amortization of program contract costs and net realizable value adjustments	$22.1	$24.7	(10.5)%	$46.0	$51.6	(10.9)%
Corporate general and administrative expenses	$32.6	$26.6	22.6%	$58.3	$48.3	20.7%
Depreciation and amortization expenses	$59.5	$59.0	0.8%	$122.2	$122.8	(0.5)%
Gain on asset dispositions and other, net of impairment	$(14.1)	$(1.3)	984.6%	$(22.1)	$(85.4)	(74.1)%

Revenue

Advertising revenue.  Advertising revenue decreased $23.7 million for the three months ended June 30, 2019, when compared to the same period in 2018. The decrease is primarily related to a decrease in political advertising revenue of $25.4 million, as 2018 was a political year, and decreases in certain other categories, notably a $3.1 million decrease in fast food. These decreases were partially offset by increases in certain other categories, notably a $3.5 million increase in services and a $1.3 million increase in home products.

Advertising revenue decreased $34.7 million for the six months ended June 30, 2019, when compared to the same period in 2018. The decrease is primarily related to a decrease in political advertising revenue of $30.5 million, as 2018 was a political year, and decreases in certain other categories, notably a $6.5 million decrease in media and a $4.9 million decrease in fast food. These decreases were partially offset by increases in certain other categories, notably a $6.5 million increase in services.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Local news	35.1%	35.3%	34.0%	33.9%
Syndicated/Other programming	29.8%	30.0%	29.5%	30.1%
Network programming	25.7%	26.5%	25.5%	25.3%
Sports programming	5.8%	4.8%	7.4%	7.1%
Paid programming	3.6%	3.4%	3.6%	3.6%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2019	2018	2019	2018
ABC	41	30.4%	31.0%	29.8%	30.0%
FOX	59	24.0%	23.1%	23.8%	23.1%
CBS	30	19.9%	19.2%	21.0%	19.2%
NBC	24	13.3%	14.3%	13.1%	14.6%
CW	47	6.5%	6.4%	6.4%	6.9%
MNT	39	4.4%	4.5%	4.4%	4.6%
Other (a)	364	1.5%	1.5%	1.5%	1.6%
Total	604

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $42.8 million and $75.6 million for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. The increase for both periods was primarily due to an increase in rates, partially offset by a decrease in subscribers and loss of carriage of certain stations which we consolidate as variable interest entities.

Expenses

Media production expenses.  Media production expenses increased $26.4 million for the three months ended June 30, 2019, when compared to the same period in 2018, primarily related to a $25.9 million increase in fees pursuant to network affiliation agreements due to higher distribution revenue and fees for other production services. Media production expenses increased $48.3 million for the six months ended June 30, 2019, when compared to the same period in 2018, primarily related to a $48.6 million increase in fees pursuant to network affiliation agreements due to higher distribution revenue.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $5.8 million for the three months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $4.6 million increase to third-party fulfillment costs for our digital business due to higher revenues and product mix and a $3.7 million increase in employee compensation costs, partially offset by a $1.7 million decrease in national sales commissions. Media selling, general and administrative expenses increased $11.3 million for the three months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $6.5 million increase to third-party fulfillment costs for our digital business due to higher revenues and product mix and a $6.2 million increase in employee compensation costs, partially offset by a $2.2 million decrease in national sales commissions.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract cost decreased $2.6 million and $5.6 million for the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. The decrease is primarily related to the timing of amortization on long-term contracts and reduced renewal costs for both the three and six months ended June 30, 2019.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and six months ended June 30, 2019, our broadcast segment recorded a gain of $14.1 million and $22.1 million, respectively, primarily related to reimbursements from the spectrum repack. For the six months ended June 30, 2018, our broadcast segment recorded a gain on asset dispositions, net of impairments of $85.4 million, which primarily is related to an $83.3 million gain associated with the broadcast incentive auction. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for further discussion of the broadcast incentive auction and spectrum repack.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (Other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2019	2018		2019	2018
Revenue:
Advertising revenue	$24.6	$20.9	17.7%	$44.7	$38.3	16.7%
Distribution revenue	31.9	27.5	16.0%	64.1	54.8	17.0%
Other media revenues	4.8	5.1	(5.9)%	7.3	8.2	(11.0)%
Media revenues	$61.3	$53.5	14.6%	$116.1	$101.3	14.6%
Non-media revenues	$49.8	$34.3	45.2%	$98.6	$56.0	76.1%

Operating Expenses:
Media expenses	$75.2	$58.9	27.7%	$135.3	$103.1	31.2%
Non-media expenses	$39.2	$31.0	26.5%	$78.5	$52.2	50.4%
Corporate general and administrative expenses	$0.3	$0.2	50.0%	$0.4	$0.5	(20.0)%
Loss (gain) on asset dispositions and impairments	$0.1	$(3.4)	n/m	$0.3	$59.5	n/m
Loss from equity method investments	$(11.9)	$(17.3)	(31.2)%	$(25.9)	$(31.6)	(18.0)%

n/m — not meaningful

Media revenues and expenses. Media revenue increased $7.8 million for the three months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $4.4 million increase in distribution revenue related to our owned networks and a $3.7 million increase in advertising revenue related to our owned networks. Media revenue increased $14.8 million for the six months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $9.3 million increase in distribution revenue related to our owned networks and a $6.0 million increase in advertising revenue related to our owned networks.

Media expenses increased $16.3 million for the three months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $9.4 million increase to program and production expenses related to our owned networks and an $8.8 million increase to selling, general and administrative cost related to our non-broadcast digital initiatives and owned networks, partially offset by a $2.0 million decrease related to our national digital news operations. Media expenses increased $32.2 million for the six months ended June 30, 2019, when compared to the same period in 2018, and is primarily related to a $17.3 million increase to program and production expenses related to our owned networks and a $16.1 million increase to selling, general and administrative cost related to our non-broadcast digital initiatives and owned networks, partially offset by a $1.8 million decrease related to our national digital news operations.

Non-media revenues and expenses. Non-media revenue increased $15.5 million for the three months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $16.7 million increase in broadcast equipment sales and services and a $0.6 million increase from our sign business, partially offset by a $2.3 million decrease in sales from real estate development projects. Non-media revenue increased $42.6 million for the six months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $40.6 million increase in broadcast equipment sales and services and a $1.9 million increase in sales from our sign business.

Non-media expenses increased $8.2 million for the three months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $9.3 million increase and a $0.9 million increase in costs related to our broadcast equipment business and services and our sign business, respectively, primarily due to higher sales. The increase is partially offset by a $2.1 million decrease related to decreased sales from our real estate projects. Non-media expenses increased $26.3 million for the six months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $25.1 million and a $2.4 million increase in costs related to our broadcast equipment business and service and our sign business, respectively, primarily due to higher sales. The increase is partially offset by a $1.4 million decrease from our real estate development projects primarily related to decreased sales.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss on asset dispositions and other, net of impairments. For the six months ended June 30, 2018, we recorded a non-cash impairment of $59.6 million related to a real estate development project.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2019	2018		2019	2018
Corporate general and administrative expenses	$51.7	$29.7	74.1%	$79.4	$54.3	46.2%
Interest expense	$53.7	$92.3	(41.8)%	$108.3	$162.0	(33.1)%
Income tax (provision) benefit	$(2.6)	$3.3	n/m	$(7.4)	$18.9	n/m

n/m — not meaningful

Corporate general and administrative expenses.  We allocate most of our corporate general and administrative expenses to the broadcast segment.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses.

Corporate general and administrative expenses increased in total by $22.0 million for the three months ended June 30, 2019, when compared to the same period in 2018, primarily due to a $23.1 million increase in legal, regulatory, and transactions costs.

Corporate general and administrative expenses increased in total by $25.1 million for the six months ended June 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $21.5 million increase in legal, regulatory, and transactions costs, and a $3.5 million increase in employee compensation cost.

We expect corporate general and administrative expenses to increase in the third quarter of 2019 compared to the second quarter of 2019 primarily as a result of costs related to the acquisitions of the RSNs and litigations costs.

 Interest expense.  The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $38.6 million for the three months ended June 30, 2019, when compared to the same period in 2018. The decrease is primarily related to $39.3 million in financing ticking fees for the three months ended June 30, 2018, associated with the Tribune acquisition, which was subsequently terminated in August 2018.

Interest expense decreased by $53.7 million for the six months ended June 30, 2019, when compared to the same period in 2018. The decrease is primarily related to $56.3 million in financing ticking fees for the six months ended June 30, 2018, associated with the Tribune acquisition, which was subsequently terminated in August 2018, and the maturity of our term loans in April 2019 and 2018, partially offset by increased interest expense from our remaining term loans primarily related to the year-over-year increases in LIBOR.

We expect interest expense to increase in the third quarter of 2019 compared to the second quarter of 2019 primarily as a result of the issuance of the Diamond Notes as discussed within RSN Debt Financing under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements.

Income tax benefit (provision). The income tax provision for the three months ended June 30, 2019, including the effects of the noncontrolling interest, was $2.6 million as compared to an income tax benefit of $3.3 million during the same period in 2018. The change from a benefit to a provision for the three months ended June 30, 2019, as compared to the same period in 2018, is primarily due to a $4.2 million state tax benefit in 2018 related to a change in apportionment estimates on recognition of previously deferred tax gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.

The income tax provision for the six months ended June 30, 2019, including the effects of the noncontrolling interest, was $7.4 million as compared to an income tax benefit of $18.9 million during the same period in 2018. The change from a benefit to a provision for the six months ended June 30, 2019, as compared to the same period in 2018, is primarily due to a $17.7 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had net working capital of approximately $1,109.4 million, including $929.0 million in cash and cash equivalent balances. Borrowing capacity under our revolving credit facility was $484.0 million as of June 30, 2019. Cash generated by our operations and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

On April 30, 2019, we paid in full the remaining principal balance of $91.5 million of Term Loan A-2 debt under the Bank Credit Agreement, due July 31, 2021.

In July 2019, the Company announced that it will redeem, in full, $600.0 million of STG's 5.375% Senior Unsecured Notes due 2021 on August 13, 2019. The 5.375% Notes were called at 100.000% of their par value. The redemption will be funded through a combination of Incremental Term B Loans and cash on hand and is contingent upon the funding of $600.0 million of Incremental Term B Loans to finance such redemption. See STG 5.375% Senior Unsecured Notes under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us. In connection with the pending acquisition of the RSNs, we entered into certain commitments and facilities to finance the acquisition, including notes issued by Diamond and Diamond Co-Issuer in August 2019, as discussed within RSN Debt Financing under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements.

For the quarter ended June 30, 2019, we were in compliance with all of the covenants related to our Bank Credit Agreement and senior unsecured notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash flows from operating activities	$123.0	$155.1	$222.7	$255.2

Cash flows used in investing activities:
Acquisition of property and equipment	$(32.6)	$(30.0)	$(61.6)	$(52.3)
Purchases of investments	(17.9)	(10.8)	(43.6)	(18.6)
Distributions from investments	2.3	4.3	3.0	13.5
Spectrum repack reimbursements	14.1	0.7	22.1	1.5
Other, net	(0.2)	0.1	(1.3)	—
Net cash flows used in investing activities	$(34.3)	$(35.7)	$(81.4)	$(55.9)

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing and finance leases	(97.5)	(125.1)	(108.6)	(142.1)
Dividends paid on Class A and Class B Common Stock	(18.4)	(18.4)	(36.8)	(36.8)
Repurchase of outstanding Class A Common Stock	(20.0)	—	(125.0)	—
Other, net	0.9	2.2	(2.1)	(0.1)
Net cash flows used in financing activities	$(135.0)	$(141.3)	$(272.5)	$(179.0)

Operating Activities

Net cash flows from operating activities decreased during the three and six months ended June 30, 2019 compared to the same period in 2018.  The change is primarily due to the timing of payments, partially offset by higher distribution revenues and higher receipts from broadcast equipment sales.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended June 30, 2019 compared to the same period in 2018.  The decrease is primarily attributed to higher reimbursements from the spectrum repack during the second quarter of 2019, partially offset by an increase in net cash invested in debt and equity investments.

Net cash flows used in investing activities increased during the six months ended June 30, 2019 compared to the same period in 2018.  The increase is primarily attributed to an increase in net cash invested in debt and equity instruments, partially offset by higher reimbursements from the spectrum repack in 2019.

In the third quarter of 2019, we anticipate capital expenditures to increase from the second quarter of 2019. As discussed in Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect a significant amount of these expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

The change in net cash flows used in financing activities during the three and six months ended June 30, 2019, compared to the same period in 2018 relates to the repurchases of our Class A Common Stock, offset by a reduction in principal payments related to our term loan debt under the Bank Credit Agreement.

In August 2019, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the six months ended June 30, 2019, we entered into agreements which increased estimated contractual amounts owed for program content for the remainder of 2019 and the years 2020-2021, 2022-2023, and 2024 and thereafter by $134.0 million, $608.6 million, $209.8 million, and $767.1 million, respectively, as of June 30, 2019.

As of June 30, 2019, there were no other material changes to our contractual cash obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than discussed below, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

See RSN Debt Financing under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for a discussion on changes to our variable rate debt which we expect to occur in conjunction with the acquisitions of our RSNs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2019.

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

The term "internal control over financial reporting," as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Other than as discussed below, there have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

The RSN acquisition is subject to a number of closing conditions, which we cannot assure will be met. Thus, the RSN acquisition may not close.
Consummation of the RSN acquisition is subject to the satisfaction of certain closing conditions, including, among others: (i) approval from the U.S. DOJ, (ii) the absence of certain legal impediments to the consummation of the RSN acquisition, (iii) the accuracy of the representations and warranties of each party, subject to specified materiality standards, (iv) the performance by each party of its covenants in all material respects, and (v) since the date of the purchase agreement, no material adverse effect with respect to the RSN business having occurred. As such, there is no assurance that the RSN acquisition will be completed or, if completed, will be on terms that are exactly the same as described in the purchase agreement.
If the RSN acquisition is consummated, we may be unable to successfully integrate the operations of the relevant assets with each other or with our existing operations or to achieve all of our anticipated synergies from the RSN acquisition.
The success of the RSN acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from integrating the RSNs' assets with our existing business. To realize these anticipated benefits, the businesses must be successfully combined.
We may be required to make unanticipated capital expenditures or investments in order to maintain, integrate, improve or sustain the RSNs' assets' operations, or take unexpected write-offs or impairment charges resulting from the RSN acquisition. Further, we may be subject to unanticipated or unknown liabilities relating to the assets. If any of these factors occur or limit our ability to integrate the businesses successfully or on a timely basis, the expectations of our future financial conditions and results of operations following the RSN acquisition might not be met.
In addition, we believe that we can achieve run‑rate production and programming synergies over the next five years. We plan to achieve a significant portion of those synergies by modernizing the RSNs' production facilities and technology and the remainder by leveraging our programming to drive reductions in the RSNs' programming costs. However, our plans to modernize the RSNs' production facilities and technology may not achieve the savings we anticipate, and we may not be successful in negotiating agreements or taking other steps to reduce the RSNs' programming costs. Any failure to achieve our anticipated synergies could have an adverse effect on the RSNs' results of operations for future periods. In addition, we expect to incur costs to achieve these synergies, and those costs could exceed the costs that we expect, which could also adversely affect the RSNs' results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock : (b)
04/01/19 – 04/30/19	500,000	$40.10	500,000	$743.0
05/01/19 – 05/31/19	—	$—	—	$—
06/01/19 – 06/30/19	—	$—	—	$—

(a)	All repurchases were made in open-market transactions.

(b)
On August 9, 2018, the Board of Directors authorized an additional $1.0 billion share repurchase authorization, in addition to the previous repurchase authorization of $150.0 million. There is no expiration date and currently, management has no plans to terminate this program.  As of June 30, 2019, the remaining authorization under the program was $743.0 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1
Equity Purchase Agreement, dated as of May 3, 2019, by and among The Walt Disney Company, Fox Cable Networks, LLC and Diamond Sports Group, LLC. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 3, 2019.)

4.1
Secured Notes Indenture, dated as of August 2, 2019, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 5, 2019.)

4.2
Senior Notes Indenture, dated as of August 2, 2019, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 5, 2019.)

10.1	Amendment No. 3 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, President, Distribution and Network Relations, dated April 5, 2019.*

10.2
Escrow Agreement, dated as of August 2, 2019, by and among the Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee and escrow agent. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 5, 2019.)

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

101
The Company's Consolidated Financial Statements and related Notes for the quarter ended June 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2019.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)