Form 10-Q
period 2019-09-30
SINCLAIR BROADCAST GROUP INC
filed 2019-11-12
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	11/8/2019
Class A Common Stock	67,094,403
Class B Common Stock	25,027,682

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,399	$1,060
Accounts receivable, net of allowance for doubtful accounts of $3 and $2, respectively	1,137	599
Current portion of program contract costs	80	64
Income taxes receivable	50	—
Prepaid expenses and other current assets	237	61
Total current assets	2,903	1,784
Program contract costs, less current portion	6	11
Property and equipment, net	740	683
Operating lease assets	222	—
Goodwill	4,048	2,124
Indefinite-lived intangible assets	158	158
Definite-lived intangible assets, net	9,104	1,627
Other assets	598	185
Total assets (a)	$17,779	$6,572

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$630	$330
Income taxes payable	—	23
Current portion of notes payable, finance leases, and commercial bank financing	71	43
Current portion of operating lease liabilities	38	—
Current portion of program contracts payable	107	93
Other current liabilities	247	84
Total current liabilities	1,093	573
Notes payable, finance leases, and commercial bank financing, less current portion	12,392	3,850
Operating lease liabilities, less current portion	213	—
Program contracts payable, less current portion	43	50
Deferred tax liabilities	361	413
Other long-term liabilities	640	86
Total liabilities (a)	14,742	4,972
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	1,362	—
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 67,063,137 and 68,897,723 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 25,027,682 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	1,028	1,121
Retained earnings	467	518
Accumulated other comprehensive loss	(1)	(1)
Total Sinclair Broadcast Group shareholders’ equity	1,495	1,639
Noncontrolling interests	180	(39)
Total equity	1,675	1,600
Total liabilities, redeemable noncontrolling interests, and equity	$17,779	$6,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of September 30, 2019 and December 31, 2018 include total assets of variable interest entities (VIEs) of $299 million and $128 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of September 30, 2019 and December 31, 2018 include total liabilities of VIEs of $26 million and $22 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 9. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Media revenues	$1,070	$730	$2,465	$2,070
Non-media revenues	55	36	153	92
Total revenues	1,125	766	2,618	2,162

OPERATING EXPENSES:
Media programming and production expenses	560	304	1,215	894
Media selling, general and administrative expenses	185	155	510	452
Amortization of program contract costs and net realizable value adjustments	22	24	68	76
Non-media expenses	42	32	120	85
Depreciation of property and equipment	24	25	69	75
Corporate general and administrative expenses	237	34	317	89
Amortization of definite-lived intangible and other assets	96	45	183	131
Gain on asset dispositions and other, net of impairment	(35)	(11)	(57)	(37)
Total operating expenses	1,131	608	2,425	1,765
Operating (loss) income	(6)	158	193	397

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(129)	(76)	(237)	(238)
Loss from equity method investments	(12)	(14)	(38)	(44)
Other income (expense), net	3	(6)	12	2
Total other expense, net	(138)	(96)	(263)	(280)
(Loss) income before income taxes	(144)	62	(70)	117
INCOME TAX BENEFIT	95	3	88	21
NET (LOSS) INCOME	(49)	65	18	138
Net income attributable to the redeemable noncontrolling interests	(11)	—	(11)	—
Net income attributable to the noncontrolling interests	—	(1)	(3)	(3)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(60)	$64	$4	$135

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$(0.65)	$0.63	$0.05	$1.32
Diluted earnings per share	$(0.64)	$0.62	$0.05	$1.31
Weighted average common shares outstanding (in thousands)	92,086	102,083	92,050	102,069
Weighted average common and common equivalent shares outstanding (in thousands)	93,435	102,789	93,271	102,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(49)	$65	$18	$138
Comprehensive (loss) income	(49)	65	18	138
Comprehensive income attributable to the redeemable noncontrolling interests	(11)	—	(11)	—
Comprehensive income attributable to the noncontrolling interests	—	(1)	(3)	(3)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(60)	$64	$4	$135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30, 2018
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$1	25,670,684	$—	$1,319	$249	$(1)	$(34)	$1,534
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	2	—	—	2
Dividends declared and paid on Class A and Class B Common Stock ($0.54 per share)	—	—	—	—	—	(55)	—	—	(55)
Repurchases of Class A Common Stock	(1,636,019)	—	—	—	(45)	—	—	—	(45)
Class A Common Stock issued pursuant to employee benefit plans	543,298	—	—	—	19	—	—	—	19
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(7)	(7)
Net income	—	—	—	—	—	135	—	3	138
BALANCE, September 30, 2018	74,978,424	$1	25,670,684	$—	$1,293	$331	$(1)	$(38)	$1,586

	Three Months Ended September 30, 2018
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2018	76,576,980	$1	25,670,684	$—	$1,336	$285	$(1)	$(36)	$1,585
Dividends declared and paid on Class A and Class B Common Stock ($0.18 per share)	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Class A Common Stock	(1,636,019)	—	—	—	(46)	—	—	—	(46)
Class A Common Stock issued pursuant to employee benefit plans	37,463	—	—	—	3	—	—	—	3
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	64	—	1	65
BALANCE, September 30, 2018	74,978,424	$1	25,670,684	$—	$1,293	$331	$(1)	$(38)	$1,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30, 2019
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2018	$—	68,897,723	$1	25,670,684	$—	$1,121	$518	$(1)	$(39)	$1,600
Issuance of redeemable subsidiary preferred equity, net of issuance costs	985	—	—	—	—	—	—	—	—	—
Dividends declared and paid on Class A and Class B Common Stock ($0.60 per share)	—	—	—	—	—	—	(55)	—	—	(55)
Class B Common Stock converted into Class A Common Stock	—	643,002	—	(643,002)	—	—	—	—	—	—
Repurchases of Class A Common Stock	—	(3,993,194)	—	—	—	(125)	—	—	—	(125)
Class A Common Stock issued pursuant to employee benefit plans	—	1,515,606	—	—	—	32	—	—	—	32
Noncontrolling interests acquired in a business combination	380	—	—	—	—	—	—	—	231	231
Distributions to noncontrolling interests, net	(14)	—	—	—	—	—	—	—	(15)	(15)
Net income	11	—	—	—	—	—	4	—	3	7
BALANCE, September 30, 2019	1,362	67,063,137	$1	25,027,682	$—	$1,028	$467	$(1)	$180	$1,675

	Three Months Ended September 30, 2019
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, June 30, 2019	$—	67,032,088	$1	25,027,682	$—	$1,024	$545	$(1)	$(40)	$1,529
Issuance of redeemable subsidiary preferred equity, net of issuance costs	985	—	—	—	—	—	—	—	—	—
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Class A Common Stock issued pursuant to employee benefit plans	—	31,049	—	—	—	4	—	—	—	4
Noncontrolling interests acquired in a business combination	380	—	—	—	—	—	—	—	231	231
Distributions to noncontrolling interests, net	(14)	—	—	—	—	—	—	—	(11)	(11)
Net (loss) income	11	—	—	—	—	—	(60)	—	—	(60)
BALANCE, September 30, 2019	1,362	67,063,137	$1	25,027,682	$—	$1,028	$467	$(1)	$180	$1,675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18	$138
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	69	75
Amortization of definite-lived intangible and other assets	183	131
Amortization of program contract costs and net realizable value adjustments	68	76
Stock-based compensation	26	21
Deferred tax benefit	(51)	(70)
Gain on asset dispositions and other, net of impairment	(50)	(24)
Loss from equity method investments	38	55
Amortization of prepaid program rights	193	—
Additions to prepaid program rights	(117)	—
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	63	(48)
Increase in prepaid expenses and other current assets	(56)	(20)
Increase in accounts payable and accrued liabilities	210	54
Net change in net income taxes payable/receivable	(73)	40
Decrease in program contracts payable	(72)	(83)
Other, net	45	28
Net cash flows from operating activities	494	373

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(96)	(78)
Acquisition of business, net of cash acquired	(9,006)	—
Purchases of investments	(427)	(30)
Distributions from investments	4	23
Spectrum repack reimbursements	50	2
Other, net	(2)	(4)
Net cash flows used in investing activities	(9,477)	(87)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	9,453	3
Repayments of notes payable, commercial bank financing and finance leases	(715)	(154)
Debt issuance costs	(182)	—
Proceeds from the issuance of redeemable subsidiary preferred equity, net	985	—
Dividends paid on Class A and Class B Common Stock	(55)	(55)
Dividends paid on redeemable subsidiary preferred equity	(10)	—
Repurchase of outstanding Class A Common Stock	(125)	(46)
Distributions to noncontrolling interests	(30)	(7)
Other, net	1	1
Net cash flows from (used in) financing activities	9,322	(258)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	339	28
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,060	996
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$1,399	$1,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. (the Company) is a diversified television media company with national reach and a strong focus on providing high-quality content on our local television stations, regional sports networks, and digital platforms. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

As of September 30, 2019, we had two reportable segments for accounting purposes, local news and sports. The local news segment consists primarily of our 191 broadcast television stations in 89 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)). These stations broadcast 605 channels as of September 30, 2019. For the purpose of this report, these 191 stations and 605 channels are referred to as "our" stations and channels. The sports segment consists primarily of 23 regional sports network brands (the RSNs), including 21 regional sports network brands acquired during the three months ended September 30, 2019, the Marquee Sports Network (Marquee), and a 20% equity interest in the Yankee Entertainment and Sports Network, LLC (YES Network). The RSNs own the exclusive rights to air, among other sporting events, the games of 45 professional sports teams.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries, including the operating results of the regional sports networks acquired on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, and variable interest entities (VIEs) for which we are the primary beneficiary.  Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 9. Variable Interest Entities for more information on our VIEs.

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by equity method investees.

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 are unaudited.  In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Equity Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. Investments accounted for utilizing the measurement alternative were $33 million, net of $2 million of cumulative impairments, as of September 30, 2019 and $25 million as of December 31, 2018. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three months ended September 30, 2019. We recorded a $2 million impairment related to one investment for the nine months ended September 30, 2019 and a $10 million impairment related to one investment for the three and nine months ended September 30, 2018, which are reflected in other income (expense), net on our consolidated statements of operations.

YES Network Investment. On August 29, 2019, an indirect subsidiary of Diamond Sports Group, LLC (DSG), an indirect wholly-owned subsidiary of the Company, acquired a 20% equity interest in the YES Network for cash consideration of $346 million as part of a consortium led by Yankee Global Enterprises. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets on our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is represented within loss from equity method investments on our consolidated statements of operations. During the three and nine months ended September 30, 2019, we recorded income of $1 million related to our investment.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for leases, Accounting Standards Codification Topic 842 (ASC 842). We adopted the new guidance on January 1, 2019 using the modified retrospective approach and the optional transition method. Under this adoption method, comparative prior periods were not adjusted and continue to be reported in accordance with our historical accounting policy. We elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carryforward our historical assessments of whether contracts are, or contain, leases and lease classification. The primary impact of adopting this standard was the recognition of $215 million of operating lease liabilities and $196 million of operating lease assets. The adoption did not have a material impact on how we account for finance leases. See Note 5. Leases for more information regarding our leasing arrangements.

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

In October 2018, the FASB issued guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles). The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

	Three Months Ended
	September 30, 2019				September 30, 2018
	Local News	Sports	Other	Total	Local News	Sports	Other	Total
Distribution revenue	$340	$306	$33	$679	$303	$—	$28	$331
Advertising revenue	301	43	32	376	366	—	19	385
Other media and non-media revenues	10	3	57	70	10	—	40	50
Total revenues	$651	$352	$122	$1,125	$679	$—	$87	$766

	Nine Months Ended
	September 30, 2019				September 30, 2018
	Local News	Sports	Other	Total	Local News	Sports	Other	Total
Distribution revenue	$995	$306	$97	$1,398	$882	$—	$83	$965
Advertising revenue	904	43	77	1,024	1,003	—	58	1,061
Other media and non-media revenues	31	3	162	196	32	—	104	136
Total revenues	$1,930	$352	$336	$2,618	$1,917	$—	$245	$2,162

Distribution Revenue. We generate distribution revenue through fees received from multi-channel video programming distributors (MVPDs) and virtual MVPDs for cable network programming and the right to distribute our stations and other properties on their respective distribution platforms. For the nine months ended September 30, 2019, one MVPD included within the local news, sports, and other segments accounted for $297 million of our total revenues.

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions on our television and digital platforms.

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenue was $61 million and $83 million as of September 30, 2019 and December 31, 2018, respectively. Deferred revenue recognized during the nine months ended September 30, 2019 and 2018 that was included in the deferred revenue balance as of December 31, 2018 and 2017 was $65 million and $29 million, respectively.

Programming Rights

The Company has rights agreements covering the broadcast of regular season games that expire on various dates during the fiscal years ended 2019 through 2035. A prepaid asset is recorded for the rights acquired to broadcast future games or events over a specified season upon payment of the contracted fee. The assets recorded for the rights acquired are classified as current or non-current based on the period when the games are expected to be aired. The program rights for a specified season are amortized over that season on a straight-line basis under the contractual cash flows method, which provides for a reasonable basis to match program rights amortization expense with revenues over the contract term. Assets are recorded for any program rights that have been prepaid. Liabilities are recorded for any program rights obligations that have been incurred for a given season but not yet paid at period end. Recorded programming assets are held at the lower of unamortized cost or estimated net realizable value.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2019 and 2018 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended September 30, 2019 was greater than the statutory rate primarily due to a $34 million benefit related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction and a $16 million benefit related to a release of valuation allowance on certain state net operating losses. Our effective income tax rate for the nine months ended September 30, 2019 was greater than the statutory rate primarily due to a $34 million benefit related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, $18 million in federal tax credits related to investments in sustainability initiatives, and a $16 million benefit related to a release of valuation allowance on certain state net operating losses. Our effective income tax rate for the three months ended September 30, 2018 was less than the statutory rate primarily due to $15 million in federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the nine months ended September 30, 2018 was less than the statutory rate primarily due to an $18 million permanent tax benefit recognized from an IRS tax ruling on the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction and $21 million in federal tax credits related to investments in sustainability initiatives.

Share Repurchase Program

On August 9, 2018, the Board of Directors authorized a $1 billion share repurchase authorization, in addition to the previous repurchase authorization of $150 million. There is no expiration date and currently, management has no plans to terminate this program.  We repurchased no shares during the three months ended September 30, 2019 and 4 million shares of Class A Common Stock for $125 million during the nine months ended September 30, 2019. As of September 30, 2019, the total remaining purchase authorization was $743 million.

Subsequent Events

In November 2019, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on December 16, 2019 to holders of record at the close of business on November 29, 2019.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Acquisitions

RSN Acquisition. In May 2019, DSG entered into a definitive agreement to acquire controlling interests in 21 Regional Sports Network brands and Fox College Sports (collectively, the Acquired RSNs), from the The Walt Disney Company (Disney) for $9.6 billion plus certain adjustments. On August 23, 2019 we completed the acquisition for an aggregate preliminary purchase price, including cash acquired, and subject to an adjustment based upon finalization of working capital, net debt, and other adjustments, of $9,829 million, accounted for as a business combination under the acquisition method of accounting. The acquisition provides an expansion to our premium sports programming including the exclusive regional distribution rights to 42 professional teams consisting of 14 Major League Baseball teams, 16 National Basketball Association teams, and 12 National Hockey League teams. The Acquired RSNs are reported within Sports, a reportable segment within Note 8. Segment Data.

The transaction was funded through a combination of debt financing raised by DSG and Sinclair Television Group (STG) as described in Note 3. Notes Payable and Commercial Bank Financing and redeemable subsidiary preferred equity described in Note 4: Redeemable Noncontrolling Interests.

The following table summarizes the preliminary allocated fair value of acquired assets, assumed liabilities, and noncontrolling interests of the Acquired RSNs (in millions):

Cash and cash equivalents	$823
Accounts receivable, net	604
Prepaid expenses and other current assets	176
Property and equipment, net	25
Definite-lived intangible assets, net	7,676
Other assets	52
Accounts payable and accrued liabilities	(261)
Other long-term liabilities	(579)
Goodwill	1,924
Fair value of identifiable net assets acquired	$10,440
Redeemable noncontrolling interests	(380)
Noncontrolling interests	(231)
Gross purchase price	$9,829
Purchase price, net of cash acquired	$9,006

The preliminary purchase price allocation presented above is based upon management's estimates of the fair value of the acquired assets, assumed liabilities, and noncontrolling interest using valuation techniques including income, cost, and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The allocation is preliminary pending a final determination of the fair value of the assets and liabilities.

The definite-lived intangible assets of $7,676 million are primarily comprised of customer relationships, which represent existing advertiser relationships and contractual relationships with MVPDs of $6,220 million, the fair value of contracts with sports teams of $1,440 million, and tradenames/trademarks of $16 million. The intangible assets will be amortized over a weighted average useful life of 2 years for tradenames/trademarks, 10 years for customer relationships, and 12 years for contracts with sports teams on a straight line basis. The fair value of the sports team contracts will be amortized over the respective contract term. Acquired property and equipment will be depreciated on a straightline basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies. We estimate that $1.8 billion of goodwill, which represents our interest in the Acquired RSNs, will be deductible for tax purposes.

In connection with the acquisition, for three and nine months ended September 30, 2019, we recognized $85 million and $94 million, respectively, of transaction costs that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations. Revenue and operating income, exclude transaction costs above, of the Acquired RSNs included on our consolidated statements of operations were $352 million and $46 million, respectively, for the three and nine months ended September 30, 2019.

Pro Forma Information. The table below sets forth unaudited pro forma results of operations, assuming that the RSN Acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of the acquisition (in millions, expect per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$1,632	$1,732	$5,067	$5,058
Net income	$1	$248	$319	$475
Net income attributable to Sinclair Broadcast Group	$(48)	$199	$166	$330
Basic earnings per share attributable to Sinclair Broadcast Group	$(0.52)	$1.95	$1.80	$3.24
Diluted earnings per share attributable to Sinclair Broadcast Group	$(0.51)	$1.94	$1.78	$3.21

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the Acquired RSNs for the period presented because the pro forma results do not reflect expected synergies. The pro forma adjustments reflect depreciation expense and amortization of intangible assets related to the fair value of the assets acquired and any adjustments to interest expense to reflect the debt financing of the transactions, if applicable. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquirees due to the fair value adjustments recorded in purchase accounting.

Termination of Material Definitive Agreement

In August 2018, we received a termination notice from Tribune Media Company (Tribune), terminating the Agreement and Plan of Merger entered into on May 8, 2017, between the Company and Tribune (Merger Agreement), which provided for the acquisition by the Company of the outstanding shares of Tribune Class A common stock and Tribune Class B common stock (Merger). See Litigation under Note 6. Commitments and Contingencies for further discussion on our pending litigation related to the Tribune acquisition. For the three months ended September 30, 2018, we recognized $34 million of costs in connection with this acquisition, which included $11 million primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $22 million related to financing ticking fees, which was recorded as interest expense on our consolidated statements of operations. For the nine months ended September 30, 2018, we recognized $100 million of costs in connection with this acquisition, which included $21 million primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $79 million related to financing ticking fees, which was recorded as interest expense on our consolidated statements of operations.

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

For the nine months ended September 30, 2018, we recognized a gain of $83 million which is included within gain on asset dispositions and other, net of impairment on our consolidated statements of operations. This gain relates to the auction proceeds associated with one market where the underlying spectrum was vacated during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $28 million and $50 million for the three and nine months ended September 30, 2019, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2018, respectively, which are recorded within gain on asset dispositions and other, net of impairment on our consolidated financial statements. For the three and nine months ended September 30, 2019, capital expenditures related to the spectrum repack were $16 million and $41 million, respectively, and $9 million and $21 million for the three and nine months ended September 30, 2018, respectively.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

STG Bank Credit Agreement

On August 13, 2019, we issued a seven-year incremental term loan facility in an aggregate principal amount of $600 million (the Term Loan B-2b) with an original issuance discount of $3 million, which bears interest at LIBOR plus 2.50%. The proceeds from the Term Loan B-2b were used, together with cash on hand, to redeem, at par value, $600 million aggregate principal amount of STG's 5.375% Senior Notes due 2021 (the STG 5.375% Notes). We recognized a loss on the extinguishment of the STG 5.375% Notes of $2 million for the three months ended September 30, 2019.

On August 23, 2019, we amended and restated the STG Bank Credit Agreement which provided additional operating flexibility and revisions to certain restrictive covenants. Concurrent with the amendment, we raised a seven-year incremental term loan facility of $700 million (the Term Loan B-2a) with an original issuance discount of $4 million, which bears interest at LIBOR plus 2.50%.

Prior to February 23, 2020, if we repay, refinance, or replace the Term Loan B-2a or B-2b facilities (the Term Loan B-2 Facilities), we are subject to a prepayment premium of 1% of the aggregate principal balance of the repayment. The Term Loan B-2 Facilities amortize in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loans, with the balance being payable on the maturity date. As of September 30, 2019, the Term Loan B-2 Facilities balance, net of debt discount and deferred financing costs, was $1,279 million.

Additionally, in connection with the amendment, we replaced STG's existing revolving credit facility with a new $650 million five-year revolving credit facility (the STG Revolving Credit Facility), priced at LIBOR plus 2.00%, which includes capacity for up to $50 million of letters of credit and for borrowings of up to $50 million under swingline loans. As of September 30, 2019, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the STG Revolving Credit Facility.

The STG Bank Credit Agreement contains covenants that, subject to certain exceptions, qualifications, ratios, and "baskets", generally limit the ability of the borrower and its restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. Also, the STG Revolving Credit Facility is subject to compliance with a first lien net leverage ratio test that will be tested at the end of each fiscal quarter if certain borrowings under the STG Revolving Credit Facility exceed 35% of the total commitments under the STG Revolving Credit Facility on such date. As of September 30, 2019, we were in compliance with all covenants.

STG Term Loan A. On April 30, 2019, we paid in full the remaining principal balance of $92 million of Term Loan A-2 debt under the STG Bank Credit Agreement, due July 31, 2021.

DSG Bank Credit Agreement

On August 23, 2019, DSG and Diamond Sports Intermediate Holdings LLC (DSIH), an indirect wholly owned subsidiary of the Company and an indirect parent of DSG, entered into a credit agreement (the DSG Bank Credit Agreement). Pursuant to the DSG Bank Credit Agreement, DSG raised a seven-year $3,300 million aggregate amount term loan (the DSG Term Loan), with an original issuance discount of $17 million, which bears interest at LIBOR plus 3.25%.

Prior to February 23, 2020, if we repay, refinance, or replace the DSG Term Loan, we are subject to a prepayment premium of 1% of the aggregate principal balance of the repayment. The DSG Term Loan amortizes in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loan, with the balance being payable on the maturity date.

Following the end of each fiscal year, beginning with the fiscal year ending December 31, 2020, we are required to prepay the DSG Term Loan in an aggregate amount equal to (a) 50% of excess cash flow for such fiscal year if the first lien leverage ratio is greater than 3.75 to 1.00, (b) 25% of excess cash flow for such fiscal year if the first lien leverage ratio is greater than 3.25 to 1.00 but less than or equal to 3.75 to 1.00, and (c) 0% of excess cash flow for such fiscal year if the first lien leverage ratio is equal to or less than 3.25 to 1.00. As of September 30, 2019, the DSG Term Loan balance, net of debt discount and deferred financing costs, was $3,222 million.

Additionally, in connection with the DSG Bank Credit Agreement, DSG obtained a $650 million five-year revolving credit facility (the DSG Revolving Credit Facility, and, together with the DSG Term Loan, the DSG Credit Facilities), priced at LIBOR plus 3.00%, subject to reduction based on a first lien net leverage ratio, which includes capacity for up to $50 million of letters of credit and for borrowings of up to $50 million under swingline loans. As of September 30, 2019, there were no outstanding borrowings and $650 million available under the DSG Revolving Credit Facility.

The DSG Bank Credit Agreement contains covenants that, subject to certain exceptions, qualifications, ratios, and "baskets", generally limit the ability of the borrower and its restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. Also, the DSG Revolving Credit Facility is subject to compliance with a first lien net leverage ratio test that will be tested at the end of each fiscal quarter if certain borrowings under the DSG Revolving Credit Facility exceed 35% of the total commitments under the DSG Revolving Credit Facility on such date. As of September 30, 2019, we were in compliance with all covenants.

DSG's obligations under the DSG Bank Credit Agreement are (i) jointly and severally guaranteed by DSIH and DSG’s direct and indirect, existing and future wholly-owned domestic restricted subsidiaries, subject to certain exceptions, and (ii) secured by first-priority lien on substantially all tangible and intangible assets (whether now owned or hereafter arising or acquired) of DSG and the guarantors, subject to certain permitted liens and other agreed upon exceptions. The DSG Credit Facilities are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

DSG Senior Notes

On August 2, 2019, DSG issued $3,050 million principal amount of senior secured notes, which bear interest at a rate of 5.375% per annum and mature on August 15, 2026 (the DSG 5.375% Secured Notes) and issued $1,825 million principal amount of senior notes, which bear interest at a rate of 6.625% per annum and mature on August 15, 2027 (the DSG 6.625% Notes and, together with the DSG 5.375% Secured Notes, the DSG Senior Notes). The proceeds of the DSG Senior Notes were used, in part, to fund the RSN Acquisition. As of September 30, 2019, the DSG Senior Notes balance, net of deferred financing costs, was $4,777 million.

Prior to August 15, 2022, we may redeem the DSG Senior Notes, in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount of the applicable DSG Senior Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a ‘‘make-whole’’ premium. Beginning on August 15, 2022, we may redeem the DSG Senior Notes, in whole or in part, at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to August 15, 2022, we may redeem up to 40% of each series of the DSG Senior Notes using the proceeds of certain equity offerings. If the notes are redeemed during the twelve-month period beginning August 15, 2022, 2023, and 2024 and thereafter, then the redemption prices for the DSG 5.375% Secured Notes are 102.688%, 101.344%, and 100%, respectively, and the redemption prices for the DSG 6.625% Notes are 103.313%, 101.656%, and 100%, respectively.

DSG’s obligations under the DSG Senior Notes are jointly and severally guaranteed by DSIH, DSG’s direct parent, and certain wholly-owned subsidiaries of DSIH. The RSNs wholly-owned by DSIH and its subsidiaries will also jointly and severally guarantee the Issuers' obligations under the DSG Senior Notes. The DSG Senior Notes are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing on our consolidated balance sheets includes finance leases to affiliates of $2 million as of September 30, 2019 and December 31, 2018. Notes payable, finance leases, and commercial bank financing, less current portion, on our consolidated balance sheets includes finance leases to affiliates of $9 million and $11 million as of September 30, 2019 and December 31, 2018, respectively.

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $59 million and $77 million of debt of certain third parties as of September 30, 2019 and December 31, 2018, respectively, of which $21 million and $24 million, net of deferred financing costs, related to consolidated VIEs that are included on our consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 10. Related Person Transactions. We have determined that, as of September 30, 2019, it is not probable that we would have to perform under any of these guarantees.

4.              REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity on our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, Diamond Sports Holdings LLC (DSH), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity (the Redeemable Subsidiary Preferred Equity) for $1,025 million.

The Redeemable Subsidiary Preferred Equity is redeemable by the holder in the following circumstances (1) in the event of a change of control with respect to DSH, the holder will have the right (but not the obligation) to require the redemption of the securities at a per unit amount equal to the liquidation preference per share plus accrued and unpaid dividends (2) in the event of the sale of new equity interests in DSG or direct and indirect subsidiaries to the extent of proceeds received and (3) beginning on August 23, 2027, so long as any Redeemable Subsidiary Preferred Equity remains outstanding, the holder, subject to certain minimum holding requirements, or investors holding a majority of the outstanding Redeemable Subsidiary Preferred Equity, may compel DSH and DSG to initiate a process to sell DSG and/or conduct an initial public offering.

DSH may not redeem any of the Redeemable Subsidiary Preferred Equity until November 22, 2019. At its option, DSH may redeem some or all of the Redeemable Subsidiary Preferred Equity from time to time thereafter at a price equal to $1,000 per unit plus the amount of dividends per unit previously paid in kind (the Liquidation Preference), multiplied by the applicable premium as follows (presented as a percentage of the Liquidation Preference): (i) on or after November 22, 2019 until February 19, 2020: 100%; (ii) on or after February 20, 2020 until August 22, 2020: 102%; (iii) on or after August 23, 2020 but prior to August 23, 2021: at a customary "make-whole" premium representing the present value of 103% plus all required dividend payments due on such Redeemable Subsidiary Preferred Equity through August 23, 2021; (iv) on or after August 23, 2021 until August 22, 2022: 103%; (v) on or after August 23, 2022 until August 22, 2023: 101%; and (vi) August 23, 2023 and thereafter: 100%, in each case, plus accrued and unpaid dividends.

The Redeemable Subsidiary Preferred Equity accrues an initial quarterly dividend commencing on August 23, 2019 equal to 1-Month LIBOR (0.75% floor) plus 7.5% (8% if paid in kind) per annum on the sum of (i) $1,025 million (the Aggregate Liquidation Preference) plus (ii) the amount of aggregate accrued and unpaid dividends as of the end of the immediately preceding dividend accrual period, payable, at DSH's election, in cash or, to the extent not paid in cash, by automatically increasing the Aggregate Liquidation Preference, whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds legally available for the payment of dividends. The Redeemable Subsidiary Preferred Equity dividend rate is subject to rate step-ups of 0.5% per annum, beginning on August 23, 2022; provided that, and subject to other applicable increases in the dividend rate described below, the cumulative dividend rate will be capped at 1-Month LIBOR plus 10.5% per annum until (a) on February 23, 2028, the Redeemable Subsidiary Preferred Equity dividend rate will increase by 1.50% with further increases of 0.5% on each six month anniversary thereafter and (b) the Redeemable Subsidiary Preferred Equity dividend rate will increase by 2% if DSH does not redeem the Redeemable Subsidiary Preferred Equity, to the extent elected by holders of the Redeemable Subsidiary Preferred Equity, upon a change of control; provided, in each case, that the cumulative dividend rate will be capped at 1-Month LIBOR plus 14% per annum.

Subject to limited exceptions, DSH shall not, and shall not permit its subsidiaries, directly or indirectly, to pay a dividend or make a distribution, unless DSH applies 75% of the amount of such dividend or distribution payable to DSH or its subsidiaries (with the amount payable calculated on a pro rata basis based on their direct or indirect common equity ownership by DSH) to make an offer to the holders of Redeemable Subsidiary Preferred Equity to redeem the Redeemable Subsidiary Preferred Equity (subject to certain redemption restrictions) at a price equal to 100% of the Liquidation Preference of such Redeemable Subsidiary Preferred Equity, plus accrued and unpaid dividends.

Dividends accrued during the three and nine months ended September 30, 2019 were $10 million and are reflected in net income attributable to the redeemable noncontrolling interests on our consolidated statements of operations. All accrued dividends were distributed as of September 30, 2019. The balance of the Redeemable Subsidiary Preferred Equity as of September 30, 2019 was $985 million, net of issuance costs.

In connection with the Redeemable Subsidiary Preferred Equity, the Company provides a guarantee of collection of distributions.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries has the right to sell their interest to the Company at a fair market sale value of $376 million, plus any undistributed income, at any time during the 30-day period following January 2, 2020. In the event the noncontrolling equity holder does not redeem its interest, the Company has the right to purchase the interest for $376 million. As of September 30, 2019, this redeemable noncontrolling interest was recorded at $377 million which represents the $376 million plus $1 million of undistributed noncontrolling interest income.

5.              LEASES:

As described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, we adopted new lease accounting guidance effective January 1, 2019.

We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building space, tower space, and equipment. We do not separate non-lease components from our building and tower leases for the purposes of measuring our lease liabilities and assets. Our leases consist of operating leases and finance leases which are presented separately on our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The following table presents lease expense we have recorded on our consolidated statements of operations for the three and nine months ended September 30, 2019 (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease expense:
Amortization of finance lease asset	$1	$2
Interest on lease liabilities	1	3
Total finance lease expense	2	5
Operating lease expense (a)	12	32
Total lease expense	$14	$37

(a)
Includes variable and short-term lease expense of $1 million and $0.4 million, respectively, for the three months ended September 30, 2019 and $4 million and $1 million, respectively, for the nine months ended September 30, 2019.

The following table summarizes our outstanding operating and finance lease obligations as of September 30, 2019 (in millions):

	Operating Leases	Finance Leases	Total
2019 (remainder)	$13	$2	$15
2020	49	8	57
2021	41	8	49
2022	31	7	38
2023	28	7	35
2024 and thereafter	173	21	194
Total undiscounted obligations	335	53	388
Less imputed interest	(84)	(14)	(98)
Present value of lease obligations	$251	$39	$290

Future minimum payments under operating leases as of December 31, 2018 were as follows (in millions):

2019	$32
2020	31
2021	30
2022	27
2023	24
2024 and thereafter	158
Total	$302

The following table summarizes supplemental balance sheet information related to leases as of September 30, 2019 (in millions, except lease term and discount rate):

	Operating Leases	Finance Leases
Lease assets, non-current	$222	$16	(a)

Lease liabilities, current	$38	$5
Lease liabilities, non-current	213	34
Total lease liabilities	$251	$39

Weighted average remaining lease term (in years)	9.63	7.37
Weighted average discount rate	5.6%	9.0%

(a)	Finance lease assets are reflected in property and equipment, net on our consolidated balance sheets.

The following table presents other information related to leases for the nine months ended September 30, 2019 (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	3
Financing cash flows from finance leases	3
Leased assets obtained in exchange for new lease liabilities	10

6.              COMMITMENTS AND CONTINGENCIES:

Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to our sports programming rights agreement as of September 30, 2019 (in millions):

2019 (remainder)	$466
2020	1,834
2021	1,783
2022	1,529
2023	1,478
2024 and thereafter	9,626
Total	$16,716

Other Liabilities

In connection with the RSN Acquisition, we assumed a deferred purchase price liability. The purchase price liability is payable to the sellers in semi-annual installments through 2027. This obligation was recorded at the acquisition date fair value. As of September 30, 2019, $8 million was recorded within other current liabilities and $92 million was recorded within other long-term liabilities on our consolidated balance sheets. Interest expense of $0.5 million was recorded for both the three and nine months ended September 30, 2019.

In addition to the purchase price liability, we assumed a profit participation interest whereby we are obligated to pay 7% of the excess cash flow generated by two of our RSNs. This obligation was recorded at the acquisition date fair value. As of September 30, 2019, $8 million was recorded within other current liabilities and $44 million was recorded within other long-term liabilities on our consolidated balance sheets. Interest expense of $0.3 million was recorded for both the three and nine months ended September 30, 2019.

In connection with the RSN Acquisition, we assumed an obligation to redeem equity of one of our regional sports networks. The redemption amount will be paid in quarterly installments through the end of 2030 and is based upon a proportion of the excess cash flow generated by the regional sports network. We recorded this obligation in purchase accounting at our preliminary estimate of fair value. As of September 30, 2019, $37 million was recorded within other current liabilities and $245 million was recorded within other long-term liabilities on our consolidated balance sheets. Interest expense of $3 million was recorded for both the three and nine months ended September 30, 2019.

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

On December 21, 2017, the FCC issued a Notice of Apparent Liability for Forfeiture proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries. Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. We have responded to dispute the Commission's findings and the proposed fine; however, we cannot predict the outcome of any potential FCC action related to this matter. We do not believe that the ultimate outcome of this matter will have a material effect on the Company's financial statements.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

On August 9, 2018, Tribune filed a complaint (the "Tribune Complaint") in the Court of Chancery of the State of Delaware against the Company, which action is captioned Tribune Media Company v. Sinclair Broadcast Group, Inc, Case No. 2018-0593-JTL. The Tribune Complaint alleges that the Company breached the Merger Agreement by, among other things, failing to use its reasonable best efforts to secure regulatory approval of the Merger, and that such breach resulted in the failure of the Merger to obtain regulatory approval and close. The Tribune Complaint seeks declaratory relief, money damages in an amount to be determined at trial (but which the Tribune Complaint suggests could be in excess of $1 billion), and attorney's fees and costs. On August 29, 2018, the Company filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint. In its counterclaim, the Company alleges that Tribune breached the Merger Agreement and seeks declaratory relief, money damages in an amount to be determined at trial, and attorneys' fees and costs. The Company intends to continue its vigorous defense of this matter, while exploring opportunities to resolve it on reasonable terms.  Based on a review of the current facts and circumstances, and while no finding of liability or damages against the Company has been made, management has provided for what is believed to be a reasonable estimate of the potential loss exposure for this matter.  For the three and nine months ended September 30, 2019, we recorded an estimated liability of $120 million and $135 million, respectively, which is reflected in corporate general and administrative expenses on our consolidated statements of operations.  There can be no assurance that the amount of the loss ultimately incurred in this matter will not be greater than the amount recorded at this time.

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

On November 29, 2018, putative Company shareholder Fire and Police Retiree Health Care Fund, San Antonio filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Fire and Police Retiree Health Care Fund, San Antonio v. Smith, et al., Case No. 1:18-cv-03670-RDB (the "San Antonio Action"). On December 26, 2018, putative Company shareholder Teamsters Local 677 Health Services & Insurance Plan filed a shareholder derivative complaint in the Circuit Court of Maryland for Baltimore County (the "Circuit Court") against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Teamsters Local 677 Health Services & Insurance Plan v. Friedman, et al., Case No. 03-C-18-12119 (the "Teamsters Action"). A defendant in the Teamsters Action removed the Teamsters action to the District of Maryland, and the plaintiff in that case has moved to remand the case back to the Circuit Court. That motion is fully briefed and awaiting decision. On December 21, 2018, putative Company shareholder Norfolk County Retirement System filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Norfolk County Retirement System v. Smith, et al., Case No. 1:18-cv-03952-RDB (the "Norfolk Action," and together with the San Antonio Action and the Teamsters Action, the "Derivative Actions"). The plaintiffs in each of the Derivative Actions allege breaches of fiduciary duties by the defendants in connection with (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. The plaintiffs in the Derivative Actions seek declaratory relief, money damages to be awarded to the Company in an amount to be determined at trial, corporate governance reforms, equitable or injunctive relief, and attorney’s fees and costs. Additionally, the plaintiffs in the Teamsters and Norfolk Actions allege that the defendants were unjustly enriched, in the form of their compensation as directors and/or officers of the Company, in light of the alleged breaches of fiduciary duty, and seek restitution to be awarded to the Company. These allegations are the subject matter of the review being conducted by the Special Litigation Committee, as noted above. On April 30, 2019, the Special Litigation Committee moved to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions, which motion has been opposed by the plaintiffs. The Company and the remaining individual defendants joined in this motion.

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (Numerator)
Net (loss) income	$(49)	$65	$18	$138
Net income attributable to the redeemable noncontrolling interests	(11)	—	(11)	—
Net income attributable to the noncontrolling interests	—	(1)	(3)	(3)
Numerator for basic and diluted earnings per common share available to common shareholders	$(60)	$64	$4	$135

Shares (Denominator)
Weighted-average common shares outstanding	92,086	102,083	92,050	102,069
Dilutive effect of stock-settled appreciation rights and outstanding stock options	1,349	706	1,221	829
Weighted-average common and common equivalent shares outstanding	93,435	102,789	93,271	102,898

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	—	1,600	317	1,233

8.              SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: local news and sports. Our local news segment, previously disclosed as our broadcast segment, provides free over-the-air programming to television viewing audiences and includes stations in 89 markets located throughout the continental United States. Our sports segment provides viewers with live professional sports content and includes 23 regional sports network brands. Other and Corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

For the three and nine months ended September 30, 2019, local news and sports excluded $9 million of revenue and selling, general, and administrative expenses, respectively, for services provided by local news to sports, which are eliminated in consolidation. We had $3 million and $4 million in intercompany interest expense related to intercompany loans between other and corporate for the three months ended September 30, 2019 and 2018, respectively. We had $10 million and $12 million in intercompany interest expense related to intercompany loans between other and corporate for the nine months ended September 30, 2019 and 2018, respectively.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2019	Local News	Sports	Other	Corporate	Consolidated
Assets	$4,868	$11,815	$706	$390	$17,779

For the three months ended September 30, 2019	Local News	Sports	Other	Corporate	Consolidated
Revenue	$651	$352	$122	$—	$1,125
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60	54	6	—	120
Amortization of program contract costs and net realizable value adjustments	22	—	—	—	22
Corporate general and administrative expenses	23	92	—	122	237
Gain on asset dispositions and other, net of impairment	(28)	—	—	(7)	(35)
Operating income (loss)	146	(47)	9	(114)	(6)
Interest expense	1	73	—	55	129
Income (loss) from equity method investments	—	1	(13)	—	(12)

For the three months ended September 30, 2018	Local News	Sports	Other	Corporate	Consolidated
Revenue	$679	$—	$87	$—	$766
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	62	—	8	—	70
Amortization of program contract costs and net realizable value adjustments	24	—	—	—	24
Corporate general and administrative expenses	32	—	—	2	34
Gain on asset dispositions and other, net of impairment	(11)	—	—	—	(11)
Operating income (loss)	170	—	(9)	(3)	158
Interest expense	2	—	—	74	76
Loss from equity method investments	—	—	(14)	—	(14)

For the nine months ended September 30, 2019	Local News	Sports	Other	Corporate	Consolidated
Revenue	$1,930	$352	$336	$—	$2,618
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	182	54	16	—	252
Amortization of program contract costs and net realizable value adjustments	68	—	—	—	68
Corporate general and administrative expenses	82	92	1	142	317
(Gain) loss on asset dispositions and other, net of impairment	(51)	—	1	(7)	(57)
Operating income (loss)	376	(47)	(1)	(135)	193
Interest expense	4	73	1	159	237
Income (loss) income from equity method investments	—	1	(39)	—	(38)

For the nine months ended September 30, 2018	Local News		Sports	Other		Corporate	Consolidated
Revenue	$1,917		$—	$245		$—	$2,162
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	184		—	22		—	206
Amortization of program contract costs and net realizable value adjustments	76		—	—		—	76
Corporate general and administrative expenses	80		—	1		8	89
(Gain) loss on asset dispositions and other, net of impairment	(97)	(b)	—	60	(a)	—	(37)
Operating income (loss)	487	(b)	—	(82)	(a)	(8)	397
Interest expense	4		—	1		233	238
(Loss) income from equity method investments	—		—	(45)		1	(44)

(a)	Includes a $60 million impairment to the carrying value of a consolidated real estate venture.

(b)	Includes a gain of $83 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.

9.              VARIABLE INTEREST ENTITIES:

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

In February 2019, we entered into a joint venture with an affiliate of the Chicago Cubs to establish and operate Marquee. Marquee simultaneously entered into a long term telecast rights agreement with the Chicago Cubs, providing Marquee with the rights to air certain live game telecasts and other content, which we guarantee. In connection with the RSN acquisition, we became party to a joint venture associated with one other regional sports network. We participate significantly in the economics and have the power to direct the activities which significantly impact the economic performance of these regional sports networks, including sales and certain operational services. We consolidate these regional sports networks because they are variable interest entities and we are the primary beneficiary.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included on our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36	$—
Accounts receivable, net	32	28
Other current assets	8	7
Total current assets	76	35

Program contract costs, less current portion	1	2
Property and equipment, net	11	5
Operating lease assets	3	—
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	191	68
Other assets	2	3
Total assets	$299	$128

LIABILITIES
Current liabilities:
Other current liabilities	$22	$18

Notes payable, finance leases and commercial bank financing, less current portion	16	19
Operating lease liabilities, less current portion	2	—
Program contracts payable, less current portion	7	9
Other long-term liabilities	1	1
Total liabilities	$48	$47

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $126 million and $125 million as of September 30, 2019 and December 31, 2018, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2019, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 3. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $71 million as of September 30, 2019 and December 31, 2018. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in loss from equity method investments and other income, net, respectively, on our consolidated statements of operations. We recorded losses of $13 million and $38 million for the three and nine months ended September 30, 2019, respectively, and losses of $10 million and $34 million for the three and nine months ended September 30, 2018, respectively. Included in these amounts is an investment in a sustainable energy company accounted for under the equity method. For the nine months ended September 30, 2019, this entity had net revenues, operating loss, and net loss of $1 million, $35 million, and $35 million, respectively. For the nine months ended September 30, 2018, this entity had net revenues, operating loss, and net loss of $2 million, $35 million, and $35 million, respectively.

10.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders.  Lease payments made to these entities were $1 million for both the three months ended September 30, 2019 and 2018 and $4 million for both the nine months ended September 30, 2019 and 2018.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $1 million for both the three months ended September 30, 2019 and 2018 and $2 million and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 9. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of September 30, 2019, we have jointly and severally, unconditionally, and irrevocably guaranteed $47 million of Cunningham's debt, of which $9 million, net of $1 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of Cunningham is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $50 million and $47 million as of September 30, 2019 and December 31, 2018, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2019 and December 31, 2018, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2 million for both the three months ended September 30, 2019 and 2018 and $6 million and $7 million for the nine months ended September 30, 2019 and 2018, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statements of operations. Our consolidated revenues include $38 million and $43 million for the three months ended September 30, 2019 and 2018, respectively, and $111 million and $120 million for the nine months ended September 30, 2019 and 2018, respectively, related to the Cunningham Stations.

In April 2016, we entered into an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2022. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In August 2016, we entered into an agreement, expiring in October 2021, with Cunningham to provide a news share service with the Johnstown, PA station beginning in October 2016 for an annual fee of $1 million.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.2 million for both the three months ended September 30, 2019 and 2018 and both the nine months ended September 30, 2019 and 2018.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, YES Network paid us a management services fee of $0.4 million for the three and nine months ended September 30, 2019.

In conjunction with the acquisition of the RSNs on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, we assumed a minority interest in four mobile truck companies, which we account for as equity method investments. During the nine months ended September 30, 2019, we made payments to these investments totaling $4 million for mobile truck related services.

Sports Holding, LLC. In 2019, 120 Sports Holding, LLC (120 Sports), an equity method investee, entered into a secured promissory note to borrow $6 million from us, maturing on January 11, 2020. The note bears interest at a fixed rate of 12.0% per annum.

Programming Rights

The Company has rights agreements covering the broadcast of regular season games with 5 professional teams, of whom have affiliates which have non-controlling equity interest in certain of our RSNs. These agreements expire on various dates during the fiscal year ended 2030 through 2033. Program rights fees paid by the Company to the teams, in total, were $38 million for the three and nine months ended September 30, 2019.

11.              FAIR VALUE MEASUREMENTS:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our notes and debentures for the periods presented (in millions):

	As of September 30, 2019		As of December 31, 2018
	Face Value (a)	Fair Value	Face Value (a)	Fair Value
Level 2:
STG:
6.125% Senior Unsecured Notes due 2022	$500	$510	$500	$504
5.875% Senior Unsecured Notes due 2026	350	366	350	326
5.625% Senior Unsecured Notes due 2024	550	566	550	516
5.375% Senior Unsecured Notes due 2021 (b)	—	—	600	599
5.125% Senior Unsecured Notes due 2027	400	402	400	353
Term Loan A (c)	—	—	96	92
Term Loan B	1,332	1,334	1,343	1,275
Term Loan B-2 (d)	1,300	1,303	—	—
DSG:
5.375% Senior Secured Notes due 2026 (d)	3,050	3,164	—	—
6.625% Senior Unsecured Notes due 2027 (d)	1,825	1,893	—	—
Term Loan (d)	3,300	3,321	—	—
Debt of variable interest entities	22	22	25	25
Debt of non-media subsidiaries	18	18	20	20

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $223 million and $33 million as of September 30, 2019 and December 31, 2018, respectively.

(b)	The STG 5.375% Notes were redeemed, in full, in August 2019. For additional information, see Note 3. Notes Payable and Commercial Bank Financing.

(c)	The STG Term Loan A debt was repaid in April 2019. For additional information, see Note 3. Notes Payable and Commercial Bank Financing.

(d)	The STG Term Loan B-2, DSG Senior Notes, and DSG Term Loan were issued in August 2019. For additional information, see Note 3. Notes Payable and Commercial Bank Financing.

12.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG, a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the Bank Credit Agreement, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. STG’s 6.125% Notes were publicly registered in a Registration Statement on Form S-4 (No. 333-187724), effective April 16, 2013, and STG’s 5.625% Notes were publicly registered in a Registration Statement on Form S-3ASR (No. 333-203483), effective April 17, 2015.  Our Class A Common Stock and Class B Common Stock as of September 30, 2019, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under the STG Bank Credit Agreement, 5.625% Notes, 6.125% Notes, 5.875% Notes, and 5.125% Notes. As of September 30, 2019, our consolidated total debt, net of deferred financing costs and debt discounts, of $12,463 million included $4,447 million related to STG and its subsidiaries of which SBG guaranteed $4,408 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$238	$9	$1,152	$—	$1,399
Accounts receivable, net	—	—	530	607	—	1,137
Other current assets	6	19	178	190	(26)	367
Total current assets	6	257	717	1,949	(26)	2,903

Property and equipment, net	1	31	631	97	(20)	740

Investment in consolidated subsidiaries	2,263	3,601	—	—	(5,864)	—
Goodwill	—	—	2,120	1,928	—	4,048
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets, net	—	—	1,481	7,671	(48)	9,104
Other long-term assets	75	1,601	289	601	(1,740)	826
Total assets	$2,345	$5,490	$5,382	$12,260	$(7,698)	$17,779

Accounts payable and accrued liabilities	$136	$73	$233	$214	$(26)	$630
Current portion of long-term debt	—	27	4	41	(1)	71
Other current liabilities	1	4	147	240	—	392
Total current liabilities	137	104	384	495	(27)	1,093

Long-term debt	700	4,360	33	8,333	(1,034)	12,392
Other long-term liabilities	13	49	1,364	749	(918)	1,257
Total liabilities	850	4,513	1,781	9,577	(1,979)	14,742

Redeemable noncontrolling interests	—	—	—	1,362	—	1,362
Total Sinclair Broadcast Group equity (deficit)	1,495	977	3,601	1,145	(5,723)	1,495
Noncontrolling interests in consolidated subsidiaries	—	—	—	176	4	180
Total liabilities and equity (deficit)	$2,345	$5,490	$5,382	$12,260	$(7,698)	$17,779

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$962	$19	$79	$—	$1,060
Accounts receivable, net	—	—	531	68	—	599
Other current assets	3	6	103	37	(24)	125
Total current assets	3	968	653	184	(24)	1,784

Property and equipment, net	1	32	594	70	(14)	683

Investment in consolidated subsidiaries	1,604	3,654	4	—	(5,262)	—
Goodwill	—	—	2,120	4	—	2,124
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets, net	—	—	1,609	70	(52)	1,627
Other long-term assets	31	851	119	166	(971)	196
Total assets	$1,639	$5,505	$5,243	$508	$(6,323)	$6,572

Accounts payable and accrued liabilities	$—	$78	$236	$40	$(24)	$330
Current portion of long-term debt	—	31	4	8	—	43
Other current liabilities	—	1	144	55	—	200
Total current liabilities	—	110	384	103	(24)	573

Long-term debt	—	3,776	37	383	(346)	3,850
Other long-term liabilities	—	40	1,169	173	(833)	549
Total liabilities	—	3,926	1,590	659	(1,203)	4,972

Total Sinclair Broadcast Group equity (deficit)	1,639	1,579	3,653	(108)	(5,124)	1,639
Noncontrolling interests in consolidated subsidiaries	—	—	—	(43)	4	(39)
Total liabilities and equity (deficit)	$1,639	$5,505	$5,243	$508	$(6,323)	$6,572

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$9	$702	$445	$(31)	$1,125

Media programming and production expenses	—	—	312	262	(14)	560
Selling, general and administrative	122	24	162	124	(10)	422
Depreciation, amortization and other operating expenses	—	(6)	55	104	(4)	149
Total operating expenses	122	18	529	490	(28)	1,131

Operating (loss) income	(122)	(9)	173	(45)	(3)	(6)

Equity in earnings of consolidated subsidiaries	35	202	—	—	(237)	—
Interest expense	(1)	(55)	(1)	(76)	4	(129)
Other income (expense)	1	(2)	(12)	6	(2)	(9)
Total other income (expense)	35	145	(13)	(70)	(235)	(138)

Income tax benefit	27	4	43	21	—	95
Net (loss) income	(60)	140	203	(94)	(238)	(49)
Net income attributable to redeemable noncontrolling interests	—	—	—	(11)	—	(11)
Net (loss) income attributable to Sinclair Broadcast Group	$(60)	$140	$203	$(105)	$(238)	$(60)
Comprehensive (loss) income	$(60)	$140	$203	$(94)	$(238)	$(49)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$714	$77	$(25)	$766

Media programming and production expenses	—	—	289	36	(21)	304
Selling, general and administrative	3	32	150	5	(1)	189
Depreciation, amortization and other operating expenses	—	1	77	39	(2)	115
Total operating expenses	3	33	516	80	(24)	608

Operating (loss) income	(3)	(33)	198	(3)	(1)	158

Equity in earnings of consolidated subsidiaries	65	155	—	—	(220)	—
Interest expense	—	(74)	(1)	(5)	4	(76)
Other income (expense)	1	(6)	(16)	1	—	(20)
Total other income (expense)	66	75	(17)	(4)	(216)	(96)

Income tax benefit (provision)	1	28	(25)	(1)	—	3
Net income (loss)	64	70	156	(8)	(217)	65
Net income attributable to the noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Sinclair Broadcast Group	$64	$70	$156	$(9)	$(217)	$64
Comprehensive income (loss)	$64	$70	$156	$(8)	$(217)	$65

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$9	$2,064	$616	$(71)	$2,618

Media programming and production expenses	—	—	931	325	(41)	1,215
Selling, general and administrative	143	82	481	133	(12)	827
Depreciation, amortization and other operating expenses	—	(3)	203	193	(10)	383
Total operating expenses	143	79	1,615	651	(63)	2,425

Operating (loss) income	(143)	(70)	449	(35)	(8)	193

Equity in earnings of consolidated subsidiaries	116	410	—	—	(526)	—
Interest expense	(2)	(160)	(2)	(85)	12	(237)
Other income (expense)	2	3	(35)	5	(1)	(26)
Total other income (expense)	116	253	(37)	(80)	(515)	(263)

Income tax benefit	31	33	3	21	—	88
Net income (loss)	4	216	415	(94)	(523)	18
Net income attributable to redeemable noncontrolling interests	—	—	—	(11)	—	(11)
Net income attributable to the noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Sinclair Broadcast Group	$4	$216	$415	$(108)	$(523)	$4
Comprehensive income (loss)	$4	$216	$415	$(94)	$(523)	$18

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,020	$207	$(65)	$2,162

Media programming and production expenses	—	—	849	101	(56)	894
Selling, general and administrative	8	80	440	14	(1)	541
Depreciation, amortization and other operating expenses	—	4	168	163	(5)	330
Total operating expenses	8	84	1,457	278	(62)	1,765

Operating (loss) income	(8)	(84)	563	(71)	(3)	397

Equity in earnings of consolidated subsidiaries	140	454	—	—	(594)	—
Interest expense	—	(233)	(3)	(14)	12	(238)
Other income (expense)	1	—	(43)	—	—	(42)
Total other income (expense)	141	221	(46)	(14)	(582)	(280)

Income tax benefit (provision)	2	65	(58)	12	—	21
Net income (loss)	135	202	459	(73)	(585)	138
Net income attributable to the noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Sinclair Broadcast Group	$135	$202	$459	$(76)	$(585)	$135
Comprehensive income (loss)	$135	$202	$459	$(73)	$(585)	$138

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(4)	$(188)	$538	$157	$(9)	$494

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2)	(99)	(4)	9	(96)
Acquisition of businesses, net of cash acquired	—	—	—	(9,006)	—	(9,006)
Purchases of investments	(2)	(32)	(42)	(351)	—	(427)
Distributions from investments	—	—	—	4	—	4
Spectrum repack reimbursements	—	—	50	—	—	50
Other, net	—	(2)	—	—	—	(2)
Net cash flows (used in) from investing activities	(2)	(36)	(91)	(9,357)	9	(9,477)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,294	—	8,159	—	9,453
Repayments of notes payable, commercial bank financing and finance leases	—	(706)	(3)	(26)	20	(715)
Debt issuance costs	—	(15)	—	(167)	—	(182)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	—	—	985	—	985
Dividends paid on Class A and Class B Common Stock	(55)	—	—	—	—	(55)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(10)	—	(10)
Repurchase of outstanding Class A Common Stock	(125)	—	—	—	—	(125)
Distributions to noncontrolling interests	—	—	—	(30)	—	(30)
Increase (decrease) in intercompany payables	186	(1,074)	(454)	1,362	(20)	—
Other, net	—	1	—	—	—	1
Net cash flows from (used in) financing activities	6	(500)	(457)	10,273	—	9,322

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(724)	(10)	1,073	—	339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	962	19	79	—	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$238	$9	$1,152	$—	$1,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(8)	$(232)	$622	$(19)	$10	$373

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(5)	(73)	(3)	3	(78)
Purchases of investments	(2)	(5)	(21)	(2)	—	(30)
Distributions from investments	6	—	—	17	—	23
Spectrum repack reimbursements	—	—	2	—	—	2
Other, net	—	(4)	—	—	—	(4)
Net cash flows from (used in) investing activities	4	(14)	(92)	12	3	(87)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	3	—	3
Repayments of notes payable, commercial bank financing and finance leases	—	(140)	(3)	(11)	—	(154)
Dividends paid on Class A and Class B Common Stock	(55)	—	—	—	—	(55)
Repurchase of outstanding Class A Common Stock	(46)	—	—	—	—	(46)
Proceeds from the issuance of subsidiary equity	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	(7)	—	(7)
Increase (decrease) in intercompany payables	103	688	(839)	61	(13)	—
Other, net	2	—	—	(1)	—	1
Net cash flows from (used in) financing activities	4	548	(842)	45	(13)	(258)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	302	(312)	38	—	28
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	645	324	27	—	996
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$947	$12	$65	$—	$1,024

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

General risks

•	the impact of changes in national and regional economies and credit and capital markets;

•	consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters that impact our advertisers, our stations and networks; and

•	cybersecurity.

Industry risks

•	the business conditions of our advertisers, particularly in the political, automotive and service categories;

•
competition with other broadcast television stations, radio stations, multi-channel video programming distributors (MVPDs), internet and broadband content providers, and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;

•
the loss of appeal of our sports programming, which may be unpredictable, the impact of strikes caused by collective bargaining between players and sports leagues, and increased programming costs may have a material negative effect on our business and our results of operations;

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

•
the impact of MVPDs, virtual MVPDs (vMVPDs), and OTTs offering "skinny" programming bundles that may not include television broadcast stations, regional sports networks, or other programming that we distribute;

•	the effect of a potential decline in the number of subscribers to MVPD services;

•	fluctuations in advertising rates and availability of inventory;

•	the ability of others to retransmit our signal without our consent; and

•	the ability to renew media rights agreements with various professional sports teams which have varying durations and terms that are at least as favorable as those in existence.

Risks specific to us

•	the effectiveness of our management;

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

•
our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, STIRR, Marquee, other original programming, mobile DTV, and our recent acquisition of and investments in the RSNs;

•
our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

•
our joint venture arrangements related to our regional sports networks are subject to a number of operational risks that could have a material adverse effect on our business, results of operations, and financial condition;

•	our ability to generate synergies and leverage new revenue opportunities;

•	our ability to renew contracts with leagues and sports teams;

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	our ability to deploy a next generation broadcast platform (NextGen) nationwide;

•	the strength of ratings for our local news broadcasts including our news sharing arrangements; and

•	the results of prior year tax audits by taxing authorities.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in millions, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of Operations Data:
Media revenues (a)	$1,070	$730	$2,465	$2,070
Non-media revenues	55	36	153	92
Total revenues	1,125	766	2,618	2,162

Media programming and production expenses	560	304	1,215	894
Media selling, general and administrative expenses	185	155	510	452
Depreciation and amortization expenses (b)	120	70	252	206
Amortization of program contract costs and net realizable value adjustments	22	24	68	76
Non-media expenses	42	32	120	85
Corporate general and administrative expenses	237	34	317	89
Gain on asset dispositions and other, net of impairment	(35)	(11)	(57)	(37)
Operating (loss) income	(6)	158	193	397

Interest expense and amortization of debt discount and deferred financing costs	(129)	(76)	(237)	(238)
Loss from equity method investments	(12)	(14)	(38)	(44)
Other income (loss), net	3	(6)	12	2
Income before income taxes	(144)	62	(70)	117
Income tax benefit	95	3	88	21
Net (loss) income	$(49)	$65	$18	$138
Net income attributable to the redeemable noncontrolling interests	(11)	—	(11)	—
Net income attributable to the noncontrolling interests	—	(1)	(3)	(3)
Net (loss) income attributable to Sinclair Broadcast Group	$(60)	$64	$4	$135

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$(0.65)	$0.63	$0.05	$1.32
Diluted earnings per share	$(0.64)	$0.62	$0.05	$1.31

	As of September 30, 2019	As of December 31, 2018
Balance Sheet Data:
Cash and cash equivalents	$1,399	$1,060
Total assets	$17,779	$6,572
Total debt (c)	$12,463	$3,893
Total equity	$1,675	$1,600

(a)	Media revenues are defined as television advertising revenue; distribution revenue; and other media revenues.

(b)	Depreciation and amortization expenses include depreciation of property and equipment and amortization of definite-lived intangible and other assets.

(c)	Total debt is defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended September 30, 2019 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2019 and 2018, including comparisons between quarters and expectations for the three months ended December 31, 2019.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2019.

Summary of Significant Events and Financial Highlights

Transactions

•
In August 2019, the Company completed the acquisition of the equity interests in 21 Regional Sports Networks and Fox College Sports from Disney for an aggregate     purchase price of $9,829 million including certain adjustments. The transaction was funded through a combination of debt financing raised by DSG and STG as described in Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements and redeemable subsidiary preferred equity described in Note 4: Redeemable Noncontrolling Interests within our Consolidated Financial Statements.

•
In August 2019, the Company, as part of a consortium led by Yankee Global Enterprises, acquired a 20% equity interest in the YES Network valued at $346 million. See YES Network Investment under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for further discussion.

Television and Digital Content

•
In October 2019, the Company announced that STIRR, a free ad-supported digital offering, added 17 new channels to its platform. STIRR now provides 70 channels and thousands of hours of video on demand, giving viewers an endless lineup of content on platforms including Roku, Fire TV, tvOS, iOS, Android, and the web.

•	For 2019 to date, the Company’s newsrooms have been honored with a total of 367 national and regional journalism awards and accolades.

Distribution

•
In July 2019, the Company announced a multi-year agreement with Charter Communications, Inc. for the continued carriage of the Company's broadcast television stations and Tennis Channel, as well as carriage of Marquee Sports Network when it launches in the first quarter of 2020. The agreement also provides for a term extension for the carriage of currently carried RSNs that was effective upon the closing of the RSN Acquisition.

•
In October 2019, the Company announced a multi-year agreement with AT&T for the continued carriage on DIRECTV and AT&T U-Verse of the Company's broadcast television stations and Tennis Channel, as well as carriage of Marquee. The companies also agreed to extend the existing carriage agreement for the Acquired RSNs as well as the YES Network through the same multi-year term.

•
In October, the Company entered into a multi-year agreement with Mediacom for the carriage of Marquee. The companies also agreed to extend the existing carriage agreements for the Acquired RSNs, as well as the YES Network, through the same multi-year term.

ATSC 3.0

•	In July 2019, the Company's ONE Media 3.0 subsidiary announced an agreement with Saankhya Labs to accelerate the development of a 5G Next Generation Broadcast Offload Platform.

•
In October 2019, ONE Media and Saankhya demonstrated the expanded capabilities and integration of the NextGen TV platform (ATSC 3.0) with the wireless industry’s deployment of 5G and its existing 4G networks at the India Mobile Congress and Mobile World Congress.

Financing, Capital Allocation, and Shareholder Returns

•	In August 2019 and November 2019, we declared quarterly cash dividends of $0.20 per share.

•
In August 2019, in addition to the acquisition related financing described above, STG issued a seven-year incremental term loan facility in an aggregate principal amount of $600 million, the proceeds of which were used, with cash on hand, to redeem, in full, $600 million of STG's 5.375% Senior Unsecured Notes due 2021. The 5.375% Notes were called at 100.0% of their par value. See STG Bank Credit Agreement under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

Other Events

•
In July 2019, the Company awarded its Broadcast Diversity Scholarship to eight applicants, distributing $25,000 in aggregate tuition assistance to students demonstrating a promising future in the broadcast industry.

•
In August 2019, the Company promoted Mark Aitken from Vice President to Senior Vice President of Advanced Technology, responsible for the Company’s development and deployment of next-gen technologies such as ATSC 3.0, and promoted Scott Shapiro from Vice President to Senior Vice President of Corporate Development, responsible for driving forward the Company's vision through acquisitions and external investments.

RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. We have two reportable segments, "local news" and "sports," that are disclosed separately from our other and corporate activities.

SEASONALITY/CYCLICALITY

Our operating results are subject to seasonal fluctuations. Usually, the second and fourth quarter operating results are higher than first and third quarters’ because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our local news segment are usually subject to cyclical fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election.

The operating results of our sports segment are usually subject to cyclical fluctuations based on the timing and overlap of the seasons for professional baseball, basketball, and hockey. Usually, the second and third quarter operating results are higher than first and fourth quarters'.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Media revenues	$1,070	$730	$2,465	$2,070
Non-media revenues	55	36	153	92
Total revenues	1,125	766	2,618	2,162
Media programming and production expenses	560	304	1,215	894
Media selling, general and administrative expenses	185	155	510	452
Depreciation and amortization expenses	120	70	252	206
Amortization of program contract costs and net realizable value adjustments	22	24	68	76
Non-media expenses	42	32	120	85
Corporate general and administrative expenses	237	34	317	89
Gain on asset dispositions and other, net of impairment	(35)	(11)	(57)	(37)
Operating (loss) income	$(6)	$158	$193	$397
Net (loss) income attributable to Sinclair Broadcast Group	$(60)	$64	$4	$135

LOCAL NEWS SEGMENT

The following table sets forth our revenue and expenses for our local news segment, previously known as our broadcast segment, for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2019	2018		2019	2018
Revenue:
Distribution revenue	$340	$303	12%	$995	$882	13%
Advertising revenue	301	366	(18)%	904	1,003	(10)%
Other media revenues	10	10	—%	31	32	(3)%
Media revenues	$651	$679	(4)%	$1,930	$1,917	1%

Operating Expenses:
Media programming and production expenses	$294	$274	7%	$876	$808	8%
Media selling, general and administrative expenses	$134	$128	5%	$397	$379	5%
Depreciation and amortization expenses	$60	$62	(3)%	$182	$184	(1)%
Amortization of program contract costs and net realizable value adjustments	$22	$24	(8)%	$68	$76	(11)%
Corporate general and administrative expenses	$23	$32	(28)%	$82	$80	3%
Gain on asset dispositions and other, net of impairment	$(28)	$(11)	155%	$(51)	$(97)	(47)%
Operating income	$146	$170	(14)%	$376	$487	(23)%

Revenue

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $37 million and $113 million for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. The increase for both periods was primarily due to an increase in rates, partially offset by a decrease in subscribers.

Advertising revenue.  Advertising revenue decreased $65 million and $99 million for the three and nine months ended September 30, 2019, respectively, when compared to the same period in 2018. The decrease for both periods is primarily related to a decrease in political advertising revenue of $64 million and $94 million, respectively, as 2018 was a political year.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Local news	34%	35%	34%	34%
Syndicated/Other programming	30%	29%	30%	30%
Network programming	23%	24%	25%	25%
Sports programming	10%	10%	8%	8%
Paid programming	3%	2%	3%	3%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2019	2018	2019	2018
ABC	41	29%	28%	30%	29%
FOX	59	25%	23%	24%	23%
CBS	30	19%	20%	20%	20%
NBC	24	14%	17%	13%	16%
CW	48	7%	6%	6%	7%
MNT	39	5%	4%	5%	4%
Other (a)	364	1%	2%	2%	1%
Total	605

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium Network, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. For the three and nine months ended September 30, 2019, eliminated within other media revenue is
$9 million of intercompany revenue from sports related to providing certain services under a management service agreement.

Expenses

Media programming and production expenses.  Media programming and production expenses increased $20 million for the three months ended September 30, 2019, when compared to the same period in 2018, primarily related to a $19 million increase in fees pursuant to network affiliation agreements. Media programming and production expenses increased $68 million for the nine months ended September 30, 2019, when compared to the same period in 2018, primarily related to a $67 million increase in fees pursuant to network affiliation agreements.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $6 million for the three months ended September 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $4 million increase to third-party fulfillment costs for our digital business due to higher revenues and product mix, a $3 million increase in information technology cost, and a $2 million increase in employee compensation costs. These increases were partially offset by a $3 million decrease in national sales commissions. Media selling, general and administrative expenses increased $18 million for the nine months ended September 30, 2019, when compared to the same period in 2018. The increase is primarily related to a $10 million increase to third-party fulfillment costs for our digital business due to higher revenues and product mix and an $8 million increase in employee compensation costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $2 million and $8 million for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. The decrease is primarily related to the timing of amortization on long-term contracts and reduced renewal costs for both the three and nine months ended September 30, 2019.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and nine months ended September 30, 2019, we recorded gains of $28 million and $50 million, respectively, primarily related to reimbursements from the spectrum repack. For the nine months ended September 30, 2018, we recorded gains on asset dispositions, net of impairments of $97 million, which primarily is related to an $83 million gain associated with the broadcast incentive auction. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for further discussion of the broadcast incentive auction and spectrum repack.

SPORTS SEGMENT

Our sports segment reflects the results of our 23 regional sports network brands, which include Marquee, YES, and the 21 Acquired RSNs; and Fox College Sports. The RSNs own the exclusive rights to air, among other sporting events, the games of 45 professional sports teams.

The following table sets forth our revenue and expenses for our sports segment for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change Increase / (Decrease)	2019	2018	Percent Change (Increase/(Decrease))
Revenue:
Distribution revenue	$306	$—	—%	$306	$—	—%
Advertising revenue	43	—	—%	43	—	—%
Other media revenue	3	—	—%	3	—	—%
Media revenue	$352	$—	—%	$352	$—	—%

Operating Expenses:
Media programming and production expenses	$234	$—	—%	$234	$—	—%
Media selling, general and administrative expenses	$19	$—	—%	$19	$—	—%
Depreciation and amortization expenses	$54	$—	—%	$54	$—	—%
Corporate general and administrative	$92	$—	—%	$92	$—	—%
Operating loss	$(47)	$—	—%	$(47)	$—	—%
Income from equity investments	$1	$—	—%	$1	$—	—%

Media revenue. Media revenue was $352 million for both the three and nine months ended September 30, 2019 and is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from MVPD affiliate for cable network programming. Advertising revenue is generated from sales of commercial time within the regional sports networks' programming aired by television networks, cable channels, and various digital platforms.

Media programming and production expenses. Media programming and production expenses were $234 million for both the three and nine months ended September 30, 2019 and are primarily related to expenses from our sports rights agreements with MLB, NBA, and NHL teams and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were $19 million for both the three and nine months ended September 30, 2019 and are primarily related employee compensation cost and advertising expenses. For the three and nine months ended September 30, 2019, eliminated within media selling, general, and administrative expenses are $9 million of intercompany expenses related to certain services provided by the local news segment under a management service agreement.

Depreciation and amortization. Depreciation and amortization expense was $54 million for both the three and nine months ended September 30, 2019 and is related to the depreciation of definite-lived assets and other assets.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity investments for both the three and nine months ended September 30, 2019 was $1 million and is primarily related our investment in YES, which was acquired in August 2019. See YES Network Investment within Note 1. Nature of Operations and Summary of Significant Accounting Policies for additional information.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (Other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2019	2018		2019	2018
Revenue:
Distribution revenue	$33	$28	18%	$97	$83	17%
Advertising revenue	32	19	68%	77	58	33%
Other media revenues	2	4	(50)%	9	12	(25)%
Media revenues	$67	$51	31%	$183	$153	20%
Non-media revenues	$55	$36	53%	$153	$92	66%

Operating Expenses:
Media expenses	$64	$57	12%	$199	$160	24%
Non-media expenses	$42	$33	27%	$120	$85	41%
Corporate general and administrative expenses	$—	$—	n/m	$1	$1	—%
Loss on asset dispositions and impairments	$—	$—	n/m	$1	$60	(98)%
Operating income (loss)	$9	$(9)	(200)%	$(1)	$(82)	(99)%
Loss from equity method investments	$(13)	$(14)	(7)%	$(39)	$(45)	(13)%

n/m — not meaningful

Revenue. Media revenue increased $16 million and $30 million for the three and nine months ended September 30, 2019, respectively, when compared to the same period in 2018. The increase for both periods is primarily related to an increase in distribution and advertising revenue related to our owned networks. Non-media revenue increased $19 million and $61 million for the three and nine months ended September 30, 2019, respectively, when compared to the same period in 2018 and is primarily related to an increase in broadcast equipment sales and services.

Expenses. Media expenses increased $7 million and $39 million for the three and nine months ended September 30, 2019, respectively, when compared to the same period in 2018. The increase for both periods is primarily related to our owned networks and our non-broadcast digital initiatives. Non-media expenses increased $9 million and $35 million for the three and nine months ended September 30, 2019, respectively, when compared to the same period in 2018. The increase for both periods is primarily related to an increase in costs from our broadcast equipment business and service and our sign business, primarily due to higher sales.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss on asset dispositions and other, net of impairments. For the nine months ended September 30, 2018, we recorded a non-cash impairment of $60 million related to a real estate development project.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2019	2018		2019	2018
Corporate general and administrative expenses	$237	$34	597%	$317	$89	256%
Interest expense and amortization of debt discount and deferred financing costs	$129	$76	70%	$237	$238	—%
Income tax (provision) benefit	$95	$3	n/m	$88	$21	n/m
Net income attributable to the redeemable noncontrolling interests	$(11)	$—	n/m	$(11)	$—	n/m
Net income attributable to the noncontrolling interests	$—	$(1)	(100)%	$(3)	$(3)	—%

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $203 million for the three months ended September 30, 2019, when compared to the same period in 2018, primarily due to $120 million of expenses associated with ongoing legal matters as described in Note 6. Commitments and Contingencies, $61 million in loan commitment fees related to the financing of the acquisition of the RSNs, and approximately a $21 million increase in other transaction, legal, and regulatory costs, primarily related to the acquisition of the RSNs.

Corporate general and administrative expenses increased in total by $228 million for the nine months ended September 30, 2019, when compared to the same period in 2018, primarily due to $135 million of expenses associated with ongoing legal matters as described in Note 6. Commitments and Contingencies, $61 million in loan commitment fees related to the financing of the acquisition of the RSNs, and approximately a $29 million increase in other transaction, legal, and regulatory costs, primarily related to the acquisition of the RSNs.

We expect corporate general and administrative expenses to decrease in the fourth quarter of 2019 compared to the third quarter of 2019 primarily as a result of lower transaction, legal, and regulatory costs.

 Interest expense and amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense increased by $53 million for the three months ended September 30, 2019, when compared to the same period in 2018. The increase is primarily due to $76 million of acquisition related financing, of which $69 million related to the DSG Senior Notes and DSG Bank Credit Agreement, and $8 million related to a new term loan facility at STG. See Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion. The increase was partially offset by $22 million in financing ticking fees for the three months ended September 30, 2018, associated with the Tribune acquisition, which was subsequently terminated in August 2018.

Interest expense decreased by $1 million for the nine months ended September 30, 2019, when compared to the same period in 2018. The decrease is primarily related to $79 million in financing ticking fees for the nine months ended September 30, 2018, associated with the Tribune acquisition, which was subsequently terminated in August 2018. The decrease was partially offset by $76 million of acquisition related financing, of which $69 million related to the DSG Senior Notes and DSG Bank Credit Agreement, and $8 million related to a new term loan facility at STG. See Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

We expect interest expense to increase in the fourth quarter of 2019 compared to the third quarter of 2019 primarily as a result of the acquisition related financing discussed under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements.

Income tax benefit (provision). The income tax benefit for the three months ended September 30, 2019, including the effects of the noncontrolling interests, was $95 million as compared to an income tax benefit of $3 million during the same period in 2018. The increase in benefit for the three months ended September 30, 2019, as compared to the same period in 2018, is primarily due to 2018 book income compared to a book loss in 2019, a $34 million benefit in 2019 related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, and a $16 million benefit in 2019 related to a release of valuation allowance on certain state net operating losses.

The income tax benefit for the nine months ended September 30, 2019, including the effects of the noncontrolling interests, was $88 million as compared to an income tax benefit of $21 million during the same period in 2018. The increase in benefit for the nine months ended September 30, 2019, as compared to the same period in 2018, is primarily due to a 2018 book income compared to a book loss in 2019 and a $34 million benefit in 2019 related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.

Net income attributable to redeemable noncontrolling interests. Net income attributable to redeemable noncontrolling interests was $11 million for the three and nine months ended September 30, 2019 which primarily related to dividends accrued and distributed related to our Redeemable Subsidiary Preferred Equity.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had net working capital of approximately $1,810 million, including $1,399 million in cash and cash equivalent balances. Borrowing capacity under our STG Revolving Credit Facility and DSG Revolving Credit Facility was $649 million and $650 million, respectively, as of September 30, 2019. Cash generated by our operations and borrowing capacity under the STG Bank Credit Agreement and DSG Bank Credit Agreement are used as our primary sources of liquidity.

On April 30, 2019, we paid in full the remaining principal balance of $92 million of Term Loan A-2 debt under the STG Bank Credit Agreement, due July 31, 2021.

On August 13, 2019, the Company redeemed, in full, $600 million of STG's 5.375% Senior Unsecured Notes due 2021. The 5.375% Notes were called at 100.0% of their par value. The redemption was funded through a combination of $600 million of Term Loan B-2b and cash on hand. See STG Bank Credit Agreement under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

In conjunction with the RSN Acquisition, we entered into certain commitments and facilities to finance the acquisition. See DSG Senior Notes, STG Bank Credit Agreement, and DSG Bank Credit Agreement under Note 3. Notes Payable and Commercial Bank Financing, and Redeemable Subsidiary Preferred Equity under Note 4: Redeemable Noncontrolling Interests, within our Consolidated Financial Statements for further discussion.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the STG Bank Credit Agreement and DSG Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months.  For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

For the quarter ended September 30, 2019, we were in compliance with all of the covenants related to the STG Bank Credit Agreement, DSG Bank Credit Agreement, and Diamond Senior Notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash flows from operating activities	$271	$116	$494	$373

Cash flows used in investing activities:
Acquisition of property and equipment	$(34)	$(26)	$(96)	$(78)
Acquisition of businesses, net of cash acquired	(9,006)	—	(9,006)	—
Purchases of investments	(383)	(11)	(427)	(30)
Other, net	28	8	52	21
Net cash flows used in investing activities	$(9,395)	$(29)	$(9,477)	$(87)

Cash flows from (used in) financing activities:
Proceeds from notes payable and commercial bank financing	$9,453	$1	$9,453	$3
Repayments of notes payable, commercial bank financing and finance leases	(606)	(12)	(715)	(154)
Debt issuance costs	(182)	—	(182)	—
Proceeds from the issuance of redeemable subsidiary preferred equity, net	985	—	985	—
Dividends paid on Class A and Class B Common Stock	(18)	(18)	(55)	(55)
Repurchase of outstanding Class A Common Stock	—	(46)	(125)	(46)
Other, net	(37)	(4)	(39)	(6)
Net cash flows from (used in) financing activities	$9,595	$(79)	$9,322	$(258)

Operating Activities

Net cash flows from operating activities increased during the three and nine months ended September 30, 2019 compared to the same period in 2018.  The change is primarily due to the acquisition of the RSNs in August 2019 and higher distribution revenues.

Investing Activities

Net cash flows used in investing activities increased during the three and nine months ended September 30, 2019 compared to the same period in 2018.  The increase is primarily related to the acquisition of the RSNs in August 2019 and an increase in net cash invested in debt and equity investments.

In the fourth quarter of 2019, we anticipate capital expenditures to increase from the third quarter of 2019. As discussed in Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect a significant amount of these expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

The change in net cash flows from financing activities during the three and nine months ended September 30, 2019, compared to the same period in 2018 relates to the issuance of debt and redeemable subsidiary preferred equity for the acquisition of the RSNs, offset by the redemption of our 5.375% Notes in August 2019. See Note 3. Notes Payable and Commercial Bank Financing and Note 4: Redeemable Noncontrolling Interests within our Consolidated Financial Statements for further discussion.

In November 2019, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the nine months ended September 30, 2019, we entered into agreements, and assumed agreements in connection with the RSN Acquisition, which increased estimated contractual amounts owed for program content for the remainder of 2019 and the years 2020-2021, 2022-2023, and 2024 and thereafter by $545 million, $4,006 million, $2,994 million, and $9,861 million, respectively, as of September 30, 2019.

During the nine months ended September 30, 2019, we entered into agreements which increased estimated contractual amounts owed for notes payable, finance leases, and commercial bank financing, including interest, for the remainder of 2019 and the years 2020-2021, 2022-2023, and 2024 and thereafter by $142 million, $1,136 million, $1,126 million, and $10,490 million, respectively, as of September 30, 2019. Estimated interest on our variable rate debt has been calculated at an effective weighted interest rate of 5.22% as of September 30, 2019.

During the nine months ended September 30, 2019, we assumed agreements in connection with the RSN Acquisition which increased estimated contractual amounts owed for other commitments for the remainder of 2019 and the years 2020-2021, 2022-2023, and 2024 and thereafter by $7 million, $131 million, $64 million, and $91 million, respectively, as of September 30, 2019.

As of September 30, 2019, there were no other material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than discussed below, there were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2018.

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a discussion of new accounting guidance. See Note 5. Leases within our Consolidated Financial Statements for a more detailed discussion of the adoption of the new accounting principles for leases.

See Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a discussion of the accounting for programming rights agreements assumed in the RSN Acquisition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than discussed below, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

During the quarter ended September 30, 2019, we entered into an amended and restated STG Bank Credit Agreement and the DSG Bank Credit Agreement. We are exposed to risk from the changing interest rates of our variable rate debt issued under these bank credit agreements.  For the nine months ended September 30, 2019, interest expense on the newly issued term loans and revolvers was $27 million.  We estimate that adding 1.0% to respective interest rates would result in an increase in our interest expense of $7 million for the nine months ended September 30, 2019. See STG Bank Credit Agreement and DSG Bank Credit Agreement under Note 3. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for a discussion of changes to our variable rate debt in connection with the RSN Acquisition.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2019.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 On August 23, 2019, DSG acquired all of the outstanding equity interests of Fox Sports Net, LLC, which owns controlling interests in 21 regional sports network brands and Fox College Sports. See RSN Acquisition within Note 2. Acquisitions and Dispositions of Assets for more information. We are currently integrating policies, processes, people, technology, and operations for the acquired company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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

See Litigation under Note 6. Commitments and Contingencies within our Consolidated Financial Statements for discussion related to certain class action lawsuits filed in United States District Court against the Company, Tribune Media Company, Tribune Broadcasting Company, LLC, Hearst Communications, Inc., Gray Television, Inc., Nexstar Media Group, Inc., Tegna, Inc. and other defendants that are unnamed.

See Litigation under Note 6. Commitments and Contingencies within our Consolidated Financial Statements for discussion related to the Tribune Complaint.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before investing in our securities.  Our business is also subject to the risks that affect many other companies such as general economic conditions, geopolitical events, competition, technological obsolescence, and employee relations.  The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and our liquidity in an adverse way. These risk factors supersede the Risk Factors contained in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks relating to our general operations

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

Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations and could strain our human resources.  Additionally, we may not be able to successfully implement effective cost controls, achieve expected synergies, or increase revenues as a result of an acquisition.  In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management's attention from the operation of our core business.

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities, such as the Department of Justice.  The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations. There can be no assurance that future acquisitions will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or business will not have an adverse outcome on the transaction.

Our investments in other non-media related businesses involve risks, including the diversion of resources, that may adversely affect our business or results of operations.

We have made investments in certain non-media related businesses. See Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2018 for further description of such investments and/or subsidiaries.  Managing the operations of these businesses and the costs incurred by these businesses involve risks, including the diversion of our management's attention from managing the operations of our broadcast businesses and diverting other resources that could be used in our broadcast and sports businesses. Such diversion of resources may adversely affect our business and results of operations.  In addition, our investments in real estate ventures carry inherent risks related to owning interests in real property, including, among others, the relative illiquidity of real estate, potential adverse changes in real estate market conditions, and changes in tenant preferences.  There can be no assurance that our investments in these businesses will yield a positive rate of return or otherwise be recoverable.

The effects of the economic environment could require us to record an asset impairment of goodwill and indefinite-lived intangible assets.

We are required to analyze goodwill and certain other intangible assets for impairment.  The accounting guidance establishes a method of testing goodwill and broadcast licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.  For additional information regarding impairments to our goodwill and broadcast licenses, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 5.  Goodwill, Indefinite-Lived Intangible Assets and Other Intangible Assets within the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith, Robert E. Smith, and David B. Amy, our Vice Chairman, together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  For additional information regarding our related person transactions, see Note 13. Related Person Transactions within the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors, or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors, and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

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

As of September 30, 2019, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith hold shares representing approximately 76.9% of the common stock voting rights of the Company and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold four of our board of directors' seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders' agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025.

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

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which was included as part of our Proxy Statement for our 2019 Annual Meeting.

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which would in turn give Cunningham the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a "change in control."  Any such terminations could have an adverse effect on our results of operations.  The FCC's multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See the risk factor below regarding the FCC's multiple ownership rules.

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

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to revenues, leases, consolidation, programming, intangible assets, pensions, income taxes, share-based compensation, and broadcast and sports rights, are complex and involve significant judgments. Changes in rules or their interpretation could significantly change our reported earnings, results of operations, and compliance with debt covenants.

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

Financial and economic conditions could have an adverse effect on the fundamentals of our business, results of operations, and/or financial condition.  Poor economic and industry conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue.  Additionally, financial institutions, capital providers, or other consumers may be adversely affected.  Potential consequences of any financial and economic decline include:

•
the financial condition of those companies that advertise on our stations, sports networks, and digital platforms, including, among others, the automobile manufacturers and dealers, may be adversely affected and could result in a significant decline in our advertising revenue;

•	our ability to pursue the acquisition of attractive assets may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

•	our ability to pursue the divestiture of certain assets at attractive values may be limited;

•
the possibility that our business partners, such as counterparties to our outsourcing and news share arrangements and parties to joint ventures with the RSNs, could be negatively impacted and our ability to maintain these business relationships could also be impaired;

•	our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired;

•	our ability to make certain capital expenditures may be significantly impaired;

•	content providers may cut back on the amount of content we can acquire to program the RSNs or stations; and

•	the possibility of consumers cutting the cord, thereby impacting our retransmission revenues and affiliate fees.

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

Terrorism or armed conflict domestically or abroad may negatively impact our revenues and results of operations.  Future conflicts, terrorist attacks or other acts of violence may have a similar effect.

If the United States becomes engaged in global conflicts in the future, there may be an adverse effect on our results of operations.  Also, any terrorist attacks or other acts of violence may have a similar negative effect on our business or results of operations.

We face intense, wide-ranging competition for viewers and advertisers.

We compete, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming services, and other content offered by distributors. We also compete for viewers and advertisers with content offered over the Internet, mobile media, radio, motion picture, home video, stadiums and arenas, and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control) and variety of the programming offered and the effectiveness of marketing efforts.

With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics among others. Some of our competitors are large companies that have greater financial resources available to them than we do, which could impact our viewership and the resulting advertising revenues.

Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies, and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store, and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen or Comscore and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations for live viewing Digital Video Recording playback are limited to 7 days past the original air date. Additionally, in most market, no credit is given for online viewing. The effects of new ratings system technologies, including ''code readers,'' ''viewer assignment,'' ''portal people meters,'' and ''set-top boxes (used in Nielsen's RPD+ methodology)'' and the ability of such technologies to be a reliable standard that can be used by advertisers is still under review for accreditation from The Media Rating Council, an independent organization that monitors rating services. As of September 30, 2019, Sinclair's footprint includes 20 markets that will use Portable People Meters, 7 Meter markets that will see Set Top Box data added, 12 markets measured by Code Reader methodology, and 48 markets measured by RPD+ methodology.

Cable providers, direct broadcast satellite companies, and telecommunication companies may include over-the-air antennas within their set-top boxes allowing them to provide free over-the-air signals to their subscribers which could result in decreases in our distributions revenues received for our signal being carried on their channels.

Since digital television technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives. In addition, technological advancements and the resulting increase in programming alternatives, such as cable television, direct broadcast satellite systems, pay-per-view, home video and entertainment systems, video-on-demand, OTT, mobile video, and the Internet have also created new types of competition to television broadcast stations and RSNs, and will increase competition for household audiences and advertisers.

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

We depend on the appeal of our programming, which may be unpredictable, and increased programming costs may have a material negative effect on our business and our results of operations.

We depend in part upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. An increase in our costs associated with programming, including original programming, or a decrease in viewership of our programming, may materially negatively affect us and our results of operations.

In addition, we rely on third parties for broadcast, news, sports and other programming for our networks. We compete with other providers of programming to acquire the rights to distribute such programming. If we fail to continue to obtain broadcast, news, sports and other programming for our networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on us and our results of operations.

If the rate of decline in the number of subscribers to MVPD services increases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material adverse effect on our revenues.

During the last few years, the number of subscribers to MVPD services in the United States has been declining. In addition, distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks.

If MVPD service offerings are not attractive to consumers for any reason (including due to pricing, increased competition from

vMVPD and OTT services, increased dissatisfaction with the quality of MVPD services, poor economic conditions or other factors), more consumers may (i) cancel their MVPD service subscriptions or choose not to subscribe to traditional services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at lower prices, (iii) elect to subscribe to vMVPDs with smaller bundles of programming which may not include our programming networks, or (iv) elect not to subscribe to any subscription-based service. If the rate of decline in the number of MVPD service subscribers increases or if subscribers shift to OTT services or vMVPDs and smaller bundles of programming that do not include our programming networks, this may have a material adverse effect on our revenues.

Theft of our intellectual property may have a material negative effect on us and our results of operations, and we may become subject to infringement or other claims relating to our consent or technology.

Our success depends in part on our ability to maintain and monetize the material intellectual property rights in our programming, technology, digital and other content. Our intellectual property rights may be infringed upon by unauthorized usage of original broadcast content, RSN telecast feeds (including, without limitation, live and non-live content) and other content for which the RSNs and/or the applicable league/team hold copyright ownership or distribution rights. Such unauthorized usage may occur on any and all distribution platforms, including, without limitation, linear and streaming services. Additionally, our intellectual property rights may be further infringed upon by third-party unauthorized distribution of original broadcast content, game content and/or highlights on social media platforms on a live or near live basis. Third-party licensors of content may infringe upon our intellectual property rights by not complying with content distribution rules, local territory blackout rules and RSN distribution exclusivity windows.

Theft, misappropriation or the invalidity of our intellectual property or the intellectual property that is licensed to us by licensors (including sports teams) could have a material negative effect on us and our results of operations by potentially reducing the revenue that we are able to obtain from the legitimate sale and distribution of our content, undermining lawful and revenue-generating distribution channels, limiting our ability to control the marketing of our content and inhibiting our ability to recoup expenses or profit from the costs we incur creating our programming content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of outcome, could cause us to incur significant costs and could divert management's attention from the operation of our business.

While our programming personnel regularly monitor third-party streaming platforms and social media pages in an effort to identify intellectual property infringement and work closely with content distributors and leagues to notify content protection representatives to take the necessary steps to protect our and their intellectual property rights, those protective measures cannot ensure that theft, misappropriation or the invalidity of our intellectual property or the intellectual property that is licensed to us by licensors will not occur.

In addition, from time to time, third parties may assert claims against us alleging intellectual property infringement or other claims relating to our programming, technology, digital or other content. If any such infringement claim results in the loss of certain of our intellectual property rights, it could have a materially negative impact our business and the results of our operations.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements.  Approximately 2,700 of our employees and freelance employees are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

Cybersecurity risks, cyber incidents, data privacy, and other information technology failures could adversely affect us and disrupt our operations.

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news and advertising content, digital products, order entry, fulfillment, and other business processes. Despite our security measures (including, multi-factor authentication, security information and event management and firewalls and testing tools), network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses or other destructive or disruptive software, process breakdowns, or malicious or other activities could result in a disruption of our services and operations. These events could also result in, but are not limited to, the improper disclosure of personal data or confidential information, including through third parties which receive any of such information on a confidential basis for business purposes and could be subject to any of these events, and damage our reputation or require us to expend significant resources to remedy. The occurrence of any of these events could have a material adverse effect on us. While we maintain insurance to cover losses related to cybersecurity risks, such policies may not be sufficient to cover all losses.

Risks relating to our local news segment

Our advertising revenue can vary substantially from period to period based on many factors beyond our control.  This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

We rely on sales of advertising time for the majority of our local news segment revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•
the levels of automobile and services advertising, which historically have represented a large portion of our advertising revenue; for the quarter ended September 30, 2019, automobile and services advertising represented 25.8% and 22.0%, respectively, of our net time sales and internet revenue;

•
the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the presidential election, historically have represented a large portion of our advertising revenue; for the year ended September 30, 2019, political advertising represented 1.2% of our net time sales and internet revenue;

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

•	OTT and other emerging technologies and their potential impact on cord-cutting;

•
the impact of MVPDs, vMVPDs, and OTT distributors offering "skinny" programming bundles that may not include all programming of television broadcast stations and/or cable channels, such as Tennis Channel;

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

One of our station's most significant costs is network and syndicated programming.  Our ability to generate revenue to cover this cost may affect the value of our securities.  If a particular network or program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the cost.

We generally purchase syndicated programming content from others rather than producing such content ourselves, therefore, we have limited control over the costs of the programming.  Often we must purchase syndicated programming several years in advance and may have to commit to purchase more than one year's worth of programming.  We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  We also receive programming from networks with which we have network affiliation agreements. Generally, the agreements are for several years. The popularity of networks can affect revenue earned on those channels. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.

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

The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees.  The amount and quality of programming provided by each network varies.  See Television Markets and Stations within Item 1. Business within our Annual Report on Form 10-K for the year ended December 31, 2018 for a detailed listing of our stations and channels as of December 31, 2018.

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

We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations.  In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming pursuant to our affiliation agreements, may have a negative effect on our financial condition or results of operations. See Television Markets and Stations within Item 1. Business within our Annual Report on Form 10-K for the year ended December 31, 2018 for a listing of expirations of our affiliations agreements as of December 31, 2018.

We may not be able to renegotiate retransmission consent agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them.

As retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain networks or program service providers with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements. Generally, our retransmission consent agreements and agreements with networks or program service providers are for different lengths of time and expire in different periods. If we are unable to negotiate a retransmission consent agreement or the revenue received as part of those agreements declines over time, then we may be exposed to a reduction in or loss from retransmission revenue net of revenue shared with networks and program service providers. We cannot predict the outcome or provide assurances as to the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations. See Television Markets and Stations within Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2018 for a listing of expirations of our affiliations agreements as of December 31, 2018.

During 2016, we entered into a consent decree with the FCC pursuant to an investigation regarding allegations made by an MVPD that we violated FCC rules around negotiating retransmission consent agreements. See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 11. Commitments and Contingencies within the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion.

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children's programming, sponsorship identification, and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent.  Although both broadcast network and our on-air talent have generally been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC.  In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC.  Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming.  We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency.  Also, the FCC has various rules governing children's television programming, including commercial matter limitations. We are subject to such rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency or children's programming rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings.  There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided.

From time to time, we may have received or been promised payment for airing program material. FCC rules require that all such sponsored material be explicitly identified at the time of the broadcast as paid for and by whom, except when it is clear that the mention of a product or service constitutes sponsorship identification. There can be no assurance that an incident that may lead to significant fines or other penalties by the FCC can be avoided. On December 21, 2017, the FCC issued a Notice of Apparent Liability for Forfeiture proposing a $13 million fine for violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries. We have responded to dispute the Commission's findings and the proposed fine; however, we cannot predict the outcome of any potential FCC action related to this matter.

From time to time, we may be the subject of an investigation from governmental authorities. For example, as described more fully under The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets below, on January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ relating to JSAs in a specific DMA. We believe the DOJ has issued similar civil investigative demands to other companies in our industry. There can be no assurance that an investigation will not lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must obtain the FCC's approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station, or transfer the control of one of our subsidiaries that hold a license.  Our FCC licenses are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including, but not limited to, technological changes in spectrum assigned to particular services) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties.  (See Item 1. Business within our Annual Report on Form 10-K for the year ended December 31, 2018.)

The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.

Television ownership

As discussed in National Ownership Rule under Federal Regulation of Television Broadcasting within Item 1. Business within our Annual Report on Form 10-K for the year ended December 31, 2018, in April 2017 the FCC adopted the UHF Discount Order on Reconsideration to restore the UHF discount, which reinstatement became effective in June 2017. A Petition to Review the UHF Discount Order on Reconsideration was filed with the U.S. Court of Appeals for the D.C. Circuit in May 2017, and dismissed by the Court in July 2018. On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the National Ownership Rule, including the UHF discount, which remains pending. We cannot predict the outcome of this rulemaking proceeding. Because we are near the 39% cap without application of the UHF discount, changes to the UHF discount or National Ownership Rule could limit our ability to acquire television stations in additional markets.

Under federal law, the FCC is required to review its ownership rules every four years (a Quadrennial Regulatory Review) to determine whether they are necessary in the public interest as the result of competition and to repeal or modify any regulation the FCC determines to be no longer in the public interest.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. The Ownership Order also required that JSAs that existed prior to March 31, 2014, may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs could be transferred or assigned without losing grandfathering status. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule and eliminated or modified other multiple ownership rules, including the Newspaper-Broadcast Cross-Ownership Rule and the Local Television Ownership Rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including elimination of the JSA attribution rule, were filed before the U.S. Court of Appeals for the Third Circuit. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration. Petitions for rehearing en banc were filed by the FCC and industry intervenors on November 7, 2019, and remain pending at this time. We cannot predict the outcome of this proceeding.  If we are required to terminate or modify our JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. See Note 12. Variable Interest Entities within the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 9. Variable Interest Entities within the Consolidated Financial Statements herein for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee's station subject to the ultimate editorial and other controls being exercised by the latter licensee. We believe these arrangements allow us to reduce our operating expenses and enhance profitability. See Note 12. Variable Interest Entities within the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 9.

Variable Interest Entities within the Consolidated Financial Statements herein for further discussion of our LMAs which we consolidate as variable interest entities.

In addition to our LMAs, we have entered into outsourcing agreements (such as JSAs) whereby 34 stations provide various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets.  We believe this structure allows stations to achieve operational efficiencies and economies of scale, which should otherwise improve broadcast cash flow and competitive positions. For additional information, refer to Television Markets and Stations within Item 1. Business within our Annual Report on Form 10-K for the year ended December 31, 2018.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC's broadcast ownership rules. The NPRM seeks comment on whether the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule continue to be necessary in the public interest or whether they should be modified or eliminated. With respect to the Local Television Ownership Rule specifically, among other things, the NPRM seeks comment on possible modifications to the rule's operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the NPRM examines further several diversity related proposals raised in the last quadrennial review proceeding. The public comment period began on April 29, 2019, and reply comments were due by May 29, 2019. We cannot predict when the FCC will conclude the 2018 Quadrennial Regulatory Review or what the outcome of the proceeding will be.

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

See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 11. Commitments and Contingencies within the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion.

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

The FCC's National Broadband Plan may result in a loss of spectrum for our stations potentially adversely impacting our ability to compete.

Congress authorized the FCC to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our participation, results, and post-auction process.

We cannot predict whether the FCC will adopt further policies or incentive auctions which may affect our broadcast spectrum.

We have invested and will continue to invest in new technology initiatives which may not result in usable technology or intellectual property.

We have heavily invested in the development of the NextGen platforms as discussed in Development of Next Generation Broadcast Platform under Operating Strategy within Item 1. Business within our Annual Report on Form 10-K for the year ended December 31, 2018. We do not know whether the outcome of our research and development will result in technology that will be usable on our distribution platform or available to license to third parties. Additionally, even if our efforts result in usable technology, we do not know whether it will be included within the ATSC 3.0 framework. Any failure to develop this technology could result in the loss of our investment. Our cost incurred related to the development of the NextGen platform is recorded within non-media expenses within our consolidated statements of operations. Additionally, we have developed, on our own and through joint ventures, several ATSC 3.0 related patents that we will attempt to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers. We do not know whether our attempts at monetization will result in licensing arrangements that will be accepted by such equipment manufacturers or result in any royalty payments for our intellectual property rights.

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

Risks relating to our sports segment

Following the RSN Acquisition, we may be unable to successfully integrate the operations of the relevant assets with each other or with our existing operations or to achieve all of our anticipated synergies from the RSN acquisition.

The success of the RSN Acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from integrating the Acquired RSN's assets with our existing business. To realize these anticipated benefits, the businesses must be successfully combined.

We may be required to make unanticipated capital expenditures or investments in order to maintain, integrate, improve or sustain the Acquired RSN's asset's operations, or take unexpected write-offs or impairment charges resulting from the RSN Acquisition. Further, we may be subject to unanticipated or unknown liabilities relating to the assets. If any of these factors occur or limit our ability to integrate the businesses successfully or on a timely basis, the expectations of our future financial conditions and results of operations following the RSN Acquisition might not be met.

In addition, we believe that we can achieve run rate production and programming synergies over the next five years. We plan to achieve a significant portion of those synergies by modernizing the Acquired RSN's production facilities and technology and the remainder by leveraging our programming to drive reductions in the Acquired RSN's programming costs. However, our plans to modernize the Acquired RSN's production facilities and technology may not achieve the savings we anticipate, and we may not be successful in negotiating agreements or taking other steps to reduce the Acquired RSN's programming costs. Any failure to achieve our anticipated synergies could have an adverse effect on the Acquired RSN's results of operations for future periods. In addition, we expect to incur costs to achieve these synergies, and those costs could exceed the costs that we expect, which could also adversely affect the Acquired RSN's results of operations.

Our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.

Our ability to generate revenues is dependent upon media rights agreements with professional sports teams. As of September 30, 2019, we had a weighted average remaining life of 11 years under our exclusive media rights agreements. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are to renew such agreements, our results of operations could be adversely affected if increases in sports programming rights costs outpace increases in affiliate fee and advertising revenues. In addition, one or more of these sports teams may seek to establish their own programming network or join one of our competitor's networks or regional sports network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Also, there is a risk that certain rights can be distributed via digital rights and the RSNs would not have the same monetization for such rights.

Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The governing bodies of the MLB, NBA and NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”), which could have a material negative effect on our business and results of operations. For example, the League Rules define the territories in which we may distribute games of the teams in the applicable league. Changes to the League Rules, or the adoption of new League Rules, could affect our media rights agreements with the various teams and as consequence have a material negative effect on our business and results of operations. For example, the leagues may give digital rights to other distributors and/or may allocate more games for national feeds or other distributors.

The value of these media rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute programming for such team. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect us and our results of operations. In addition, our affiliation agreements with MVPDs and vMVPDs typically include certain remedies in the event our networks fail to meet a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and our results of operations.

Our sports segment’s success depends on affiliate fees we receive, the loss of which or renewal of which on less favorable terms may have a material negative effect on us and our results of operations.

Our sports segment’s success is dependent upon the existence and terms of our agreements with MVPDs and vMVPDs, OTT and other streaming distributors. Our existing agreements for our programming networks expire at various dates. Given the relatively short-term nature of our existing agreements, a number of agreements with MVPDs and vMVPDs are up for renewal and under negotiation at any given time. We cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. In addition, some of the affiliation agreements also include so-called "most favored nations" provisions which require that certain terms (including, potentially, the material terms) of such agreements are no less favorable than those provided to any similarly situated MVPD or vMVPD. If triggered, these most favored nations provisions could cause our payments or other obligations under those agreements to increase, which could result in our inability to achieve the originally anticipated benefits of such agreements.

Affiliate fees constitute the substantial majority of our sports segment revenues. For the nine months ended September 30, 2019, on a pro forma basis after giving effect to the RSN Transaction as if it had occurred on January 1, 2018, sports segment affiliate fees constituted 96% of our sports segment revenue and 49% of our total revenue. Changes in affiliate fee revenues result from a combination of changes in rates, subscriber counts, or penetration requirements that permit MVPDs to pay lower rates, regardless of increases or decreases in subscriber numbers. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of, or reduction in carriage of, our programming networks, would adversely affect our affiliate fee revenue. For example, distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. For example, in late 2018, the RSNs entered into a renewal of an affiliation agreement with a key MVPD that represented 31% of the sports segment’s affiliate fee revenue for the nine months ended September 30, 2019. As a result of that renewal, affiliate fee revenues attributed to that key MVPD for the sports segment decreased by $128 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. We expect, for the twelve months ending December 31, 2019, affiliate fee revenues attributed to that key MVPD for the sports segment will decrease by approximately $176 million. See "-If the rate of decline in the number of subscribers to MVPD services increases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material negative effect on our affiliate fee revenue." In some cases, subscribers may decide to "cut the cord" and not subscribe to MVPD or other streaming services, which would result in a decline in affiliate fees.

Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year on our networks. If we were unable to meet these criteria, we could become subject to remedies available to the distributors, which may include fee reductions, rebates or refunds and/or termination of these agreements.

In addition, under certain circumstances, an existing agreement may expire and we may have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. For example, our affiliation agreement with Dish Network Corporation (Dish) expired on July 26, 2019. For the twelve months ended June 30, 2019, revenue from Dish and its OTT service, Sling TV, accounted for 12% of the sports segment’s affiliate fee revenues. While distributors may continue to carry the services in certain of these circumstances until the execution of definitive renewal or replacement agreements (or until we or the distributor determine that carriage should cease), distributors may instead elect to stop carrying, or "blackout," the services upon the expiration of an agreement. For example, Upon the expiration of the Dish affiliation agreement, Dish stopped broadcasting Sinclair's RSNs and such blackout continues.. While we continue to negotiate with Dish, we cannot predict whether we will reach an agreement or whether such agreement will be on terms as favorable to us as the terms of our prior agreement with Dish. Thus, we cannot how long the Dish blackout might last. Whether distributors continue to carry the services or not during the renegotiation of our agreement with them, an expiration of an existing agreement without a renewal or replacement thereof may materially adversely affect our business.

Occasionally, we may have disputes with distributors over the terms of our agreements. If not resolved through business discussions, such disputes could result in litigation or actual or threatened termination of an existing agreement.

In addition, the pay television industry is highly concentrated, with a relatively small number of distributors serving a significant percentage of pay television subscribers that receive our programming networks, thereby affording the largest distributors significant leverage in their relationship with programming networks, including us. A substantial majority of our sports segment affiliate fee revenue comes from our top three distributors. For the nine months ended September 30, 2019, revenue from our top three distributors was 25%, 24%, and 13%, respectively, of the sports segment’s affiliate fee revenue. Further consolidation in the industry could reduce the number of distributors available to distribute our programming networks and increase the negotiating leverage of certain distributors, which could adversely affect our revenue. In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us than that of the acquirer could have a material negative impact on us and our results of operations.

Our joint venture arrangements are subject to a number of operational risks that could have a material adverse effect on our business, results of operations and financial condition.

We have invested in a number of our RSNs through joint ventures with certain teams, and we may form additional joint ventures in the future. Currently we are joint venture partners with six teams in the RSNs that distribute content for each respective team. The nature of the joint ventures requires us to consult with and share certain decision-making powers with unaffiliated third parties. Further, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected.

Our participation in joint ventures is also subject to the risks that:

•
We could experience an impasse on certain decisions because we do not have sole decision- making authority, which could require us to expend additional resources on resolving such impasses or potential disputes.

•	We may not be able to maintain good relationships with our joint venture partners, which could limit our future growth potential and could have an adverse effect on our business strategies.

•
Our joint venture partners could have investment or operational goals that are not consistent with our corporate-wide objectives, including the timing, terms and strategies for investments or future growth opportunities.

•
Our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their other obligations as joint venture partners, which could cause us to decide to infuse our own capital into any such venture on behalf of the related joint venture partner or partners despite other competing uses for such capital.

•
Some of our existing joint ventures require mandatory capital expenditures for the benefit of the applicable joint venture, which could limit our ability to expend funds on other corporate opportunities.

•
Some of our joint venture partners have exit rights that require us to purchase their interests upon the occurrence of certain events or the passage of certain time periods, which could impact our financial condition by requiring us to incur additional indebtedness in order to complete such transactions or otherwise use cash that could have been spent on alternative investments.

•	Our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

•	Any sale or other disposition of our interest in a joint venture or underlying assets of the joint venture may require consents from our joint venture partners, which we may not be able to obtain.

•
Certain corporate-wide or strategic transactions may also trigger other contractual rights held by a joint venture partner (including termination or liquidation rights) depending on how the transaction is structured, which could impact our ability to complete such transactions.

Our sports segment is substantially dependent on the popularity of the MLB, NBA and NHL teams whose media rights we control.

Our sports segment is dependent on the popularity of the MLB, NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-field, on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased interest in such team, thereby improving viewership and advertising revenues. Alternatively, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising revenues and the terms on which our affiliation agreements are renewed. There can be no assurance that any sports team will generate or maintain fan enthusiasm or compete in post-season play, and the failure to do so could result in a material negative effect on us and our results of operations.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, which volatility may adversely affect our results of operations.

We rely on sales of advertising time for a portion of our sports segment revenues and, as a result, our operating results depend on the amount of advertising revenue we generate. Our ability to sell advertising time depends on:

•	the success of the automotive industry, which historically has provided a significant portion of our advertising revenue;

•	the health of the economy in the areas where our networks are located and in the nation as a whole;

•	the popularity of our programming and that of our competition;

•	the popularity of the sports teams with which we own rights;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing

•	on-demand thereafter;

•	the effects of new rating methodologies;

•	changes in the makeup of the population in the areas where our networks are located;

•
the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as radio stations, MVPDs, vMVPDs, internet and broadband content providers and other print, outdoor, Internet and media outlets serving in the same markets;

•	OTT and other emerging technologies and their potential impact on cord-cutting;

•	the impact of MVPDs, vMVPDs, and OTT distributors offering "skinny" programming bundles that may not include all programming of our networks;

•	changes in pricing and sellout levels;

•	other factors that may be beyond our control;

•	the ability of our salespeople to sell and market our content;

•	our ability to compete with MVPDs that are selling the advertising time that we provide them, which they are able to bundle with other sports and other geographic locations; and

•	advertisers' desire to message to our viewer demographic.

There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on us, our financial condition, or our results of operations.

We may be obligated to make certain payments to local teams during labor disputes.

We may be impacted by union relations of professional sports leagues. Each of the NBA, the NHL and MLB has experienced labor difficulties in the past and may have labor issues, such as players' strikes or management lockouts, in the future. For example, the NBA has experienced labor difficulties, including lockouts during the 1998-99 and 2011-12 seasons, resulting in a shortened regular season in each case. The NHL has also experienced labor difficulties, including lockouts during the 1994-95 and 2012-13 seasons, resulting in a shortened regular season in each case, and a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season. MLB has also experienced labor difficulties, including players' strikes during the 1972, 1981 and 1994 seasons, resulting in a shortened regular season in each case, and the loss of the entire post-season and the World Series in 1994.

Any labor disputes between professional sports leagues and players' unions may preclude us from airing or otherwise distributing scheduled games for which we have the rights to broadcast, resulting in decreased revenues, which would adversely affect our business, revenue and results of operations. In addition, any labor disputes between professional sports leagues and players' unions may result in us having to broadcast games with substitute players, which would adversely affect our business, revenue and results of operations. Although many of our current programming rights agreements with local teams account for labor disputes with certain pro rata reductions in the rights fees owed thereunder, we have a contractual obligation in some cases to continue paying a certain portion of such rights fees notwithstanding any labor dispute.

Risks relating to our indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $12,463 million at September 30, 2019, compared to the book value of shareholders' equity of $1,675 million on the same date.

Our high level of debt poses risks, including the following risks, particularly in periods of declining revenues:

•	we may be unable to service our debt obligations, especially during negative economic, financial credit and market industry conditions;

•	we may require a significant portion of our cash flow to pay principal and interest on our outstanding debt, especially during negative economic and market industry conditions;

•
the amount available for joint ventures, working capital, capital expenditures, dividends and other general corporate purposes may be limited because a significant portion of cash flow is used to pay principal and interest on outstanding debt;

•	if our affiliate and advertising revenues decline, we may not be able to service our debt;

•	if we are unable to renew team sports media rights or renew on less favorable terms, we may not be able to service our debt;

•	our lenders may not be as willing to lend additional amounts to us for future joint ventures, working capital needs, additional acquisitions or other purposes;

•	the cost to borrow from lenders may increase;

•	our ability to access the capital markets may be limited, and we may be unable to issue securities with pricing or other terms that we find attractive, if at all;

•
if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our indebtedness or sell an equity interest in one or more of our RSNs to reduce debt service obligations;

•	we may be limited in our flexibility in planning for and reacting to changes in the industry in which we compete; and

•	we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures.

Any of these events could reduce our ability to generate cash available for investment, repay, restructure or refinance our debt, seek additional debt or equity capital, make capital improvements or to respond to events that would enhance profitability.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments, joint ventures and capital expenditures or to dispose of equity interests in our RSNs, other material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The STG Bank Credit Agreement, the DSG Bank Credit Agreement and each of the indentures that will govern the notes will restrict our ability to dispose of assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of our indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under the STG Bank Credit Agreement and the DSG Bank Credit Agreement could terminate their commitments to loan us money, the lenders could foreclose against the assets securing their obligations and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the terms of the debt instruments to which we are subject contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Interest rates may increase in the future. As a result, interest rates on the obligations under the STG Bank Credit Agreement and the DSG Bank Credit Agreement or other variable rate debt offerings could be higher or lower than current levels. As of September 30, 2019, approximately $5,932 million principal amount of our recourse debt relates to the STG Bank Credit Agreement and the DSG Bank Credit Agreement, in each case subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. While we expect to enter into interest rate hedging agreements with respect to our STG Bank Credit Agreement and DSG Bank Credit Agreement borrowings, such agreements are not expected to fully mitigate against interest rate risk.
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

Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests.  These restrictions and tests may require us to conduct our business in ways that make it more difficult to repay unsecured debt or decrease the value of our securities and business.  These restrictions and tests include the following:

•	restrictions on the incurrence, assumption or guaranteeing of additional debt, or the issuance of disqualified stock or preferred stock;

•	restrictions on our ability to guarantee and pledge our assets as security for indebtedness;

•	restrictions on our ability to prepay or redeem certain indebtedness;

•	restrictions on payment of dividends, the repurchase of stock and other payments relating to our capital stock;

•	restrictions on some sales of certain assets and the use of proceeds from asset sales;

•	restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions and a limit on the total amount of acquisitions without the consent of bank lenders;

•	restrictions on permitted investments;

•	restrictions on the lines of business we and our subsidiaries may operate; and

•
financial ratio and condition tests including, the ratio of total indebtedness to consolidated EBITDA, as adjusted, the ratio of first lien indebtedness to consolidated EBITDA, as adjusted, and the ratio of consolidated EBITDA, as adjusted, to fixed charges.

Future financing arrangements may contain additional restrictions and tests.  In addition, the limited liability company agreement governing the terms of the Redeemable Subsidiary Preferred Equity will also restrict DSH's and its subsidiaries' ability to pay dividends and make distributions relating to our other capital stock, and future issuances of equity by DSH. All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.

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

A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans.

Certain of our debt agreements will contain cross-default provisions with other debt, which means that a default under certain of our debt instruments may cause a default under such other debt.

If we breach certain of our debt covenants, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing such debt. In addition, if any other debtholder were to declare its loan due and payable as a result of a default, the holders of our outstanding notes, along with the lenders under the STG Bank Credit Agreement and the DSG Bank Credit Agreement, might be able to require us to pay those debts immediately.

As a result, any default under debt covenants could have a material adverse effect on our financial condition and our ability to meet our obligations.

The total assets, net income and attributable EBITDA of our subsidiary guarantors of the DSG Notes may decrease substantially if our existing subsidiary guarantors cease to be wholly-owned as a result of our issuance of equity interests in the RSNs to teams in connection with our efforts to renew our existing team rights agreements.

Currently, we are joint venture partners with six teams in the RSNs that distribute content for each respective team. In connection with our efforts to renew our existing media rights agreements, we may enter into new agreements that provide our joint venture partners or other investors a minority equity interest in the RSNs that are currently wholly-owned. Such RSNs would not be wholly-owned by us, and because the indentures that govern the DSG Senior Notes only requires wholly-owned subsidiaries to guarantee the DSG Senior Notes, such RSNs would no longer be required to guarantee the DSG Senior Notes. As a result, the total assets, net income and attributable EBITDA of our non-guarantor subsidiaries could increase substantially, which could increase the risks described in the preceding risk factor and could have a materially adverse effect on our ability to meet our obligations under the DSG Senior Notes.

Our joint venture agreements contain provisions which may result in cash payments that would reduce our ability to repay our obligations under our indebtedness.

Our joint venture agreements contain certain provisions which may result in cash payments that would decrease our available cash and may reduce our ability to repay our obligations under our indebtedness.

For example, as of September 30, 2019, our joint venture agreements with the three teams contained provisions by which we were or may become contractually obligated, at the team's option, to purchase a portion of or all of the team's equity interest in the joint venture at a pre-determined price. If additional teams exercise their put rights pursuant to the joint venture agreements, it would require us to make cash payments that would decrease our available cash and may reduce our ability to repay our obligations under our indebtedness, including the Notes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1
Supplemental Indenture No. 1, dated as of August 23, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

4.2
Supplemental Indenture No. 1, dated as of August 23, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.1
Incremental Loan Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated as of July 31, 2014, as amended. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 15, 2019.)

10.2
Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings, LLC, dated as August 23, 2019. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.3
Guaranty of Collection, dated as of August 23, 2019, by Sinclair Broadcast Group, Inc. and acknowledged by JPMorgan Chase Funding Inc. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.4
Credit Agreement, dated as of August 23, 2019, by and among Diamond Sports Intermediate Holdings LLC, Diamond Sports Group, LLC, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the issuing banks and lenders party thereto. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.5
Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, by and among Sinclair Broadcast Group, Inc., Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the issuing banks and lenders party thereto. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

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

101
The Company's Consolidated Financial Statements and related Notes for the quarter ended September 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

104	Cover Page Interactive Data File (included in Exhibit 101).

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 2019.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)