Form 10-K
period 2019-12-31
SINCLAIR BROADCAST GROUP INC
filed 2020-03-02
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At June 30, 2019, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $3,515 million based on the closing sales price of $53.63 on the NASDAQ stock market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 26, 2020
Class A Common Stock	66,843,180
Class B Common Stock	24,727,682
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10,11,12,13, and 14) of this Annual Report on Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995.  When we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

General risks

•	the impact of changes in national and regional economies and credit and capital markets;

•	consumer confidence;

•	the potential impact of changes in tax law;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters that impact our advertisers, our stations and networks; and

•	cybersecurity.

Industry risks

•	the activities of our competitors;

•	the business conditions of our advertisers, particularly in the political, automotive and service categories;

•
competition with other broadcast television stations, radio stations, traditional and virtual multi-channel video programming distributors (MVPDs), internet and broadband content providers, and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content, sports teams performance, as well as the performance of internally originated programming;

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

•
our relationships with networks and sports leagues and teams, and their strategies to distribute their programming via means other than their local television affiliates or regional sports networks, such as over-the-top (OTT) or direct-to-consumer content;

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to Joint Sales Agreements (JSA), Shared Services Agreements (SSA), cross ownership rules, and the national ownership cap), arbitrary or changing enforcement of indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;

•
the effects of the Federal Communications Commission’s (FCC) National Broadband Plan and other initiatives, the impact of the repacking of our broadcasting spectrum, as a result of the incentive auction, within a limited timeframe and funding allocated;

•	the impact of FCC and Congressional efforts which may restrict a television station's retransmission consent negotiations;

•	the impact of FCC rules relating to political advertising and other rules requiring broadcast stations to publish, among other information, political advertising rates online;

•	the impact of foreign and domestic government rules related to privacy and digital and online assets;

•	labor disputes and legislation and other union activity associated with film, acting, writing, and other guilds and professional sports leagues;

•
the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of NEXTGEN TV (formerly known as ATSC 3.0) broadcast standard, and the consumer’s appetite for mobile television;

•	the impact of programming payments charged by networks and teams pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the potential impact from the elimination of rules prohibiting mergers of the four major television networks;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local MVPDs to coordinate and determine local advertising rates as a consortium;

•	the ability to negotiate terms at least as favorable as those in existence with MVPDs and others;

•	changes in the makeup of the population in the areas where stations and regional sports networks (RSNs) are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	OTT and other direct-to-consumer technologies and offerings and their potential impact on cord-cutting;

•	the impact of MVPDs and OTTs offering "skinny" programming bundles that may not include television broadcast stations, regional sports networks, or other programming that we distribute;

•	the effect of a decline in the number of subscribers to MVPD services;

•	fluctuations in advertising rates and availability of inventory;

•	the ability of others to retransmit our signal without our consent; and

•	the ability to renew media rights agreements with various professional sports teams which have varying durations and terms that are at least as favorable as those in existence.

Risks specific to us

•	the effectiveness of our management;

•
our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;

•	our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•	our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

•	our ability to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements for our existing and acquired businesses;

•	the ability of stations which we consolidate, but do not negotiate on their behalf, to successfully renegotiate retransmission consent and affiliation fees agreements;

•	our ability to secure distribution of our programming to a wide audience;

•	our ability to renew our FCC licenses;

•	our ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

•	our exposure to any wrongdoing by those outside the Company, but which could affect our business or pending acquisitions;

•
our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, STIRR, other original programming, mobile DTV, and our recent acquisition of and investments in the RSNs;

•
our ability to maintain our affiliation and programming service agreements with our networks, leagues, teams, and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;

•
our joint venture arrangements related to our regional sports networks are subject to a number of operational risks that could have a material adverse effect on our business, results of operations, and financial condition;

•	our ability to generate synergies and leverage new revenue opportunities;

•	our ability to renew contracts with leagues and sports teams;

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	our ability to deploy a next generation wireless platform (NEXTGEN TV) nationwide;

•	the strength of ratings for our local news broadcasts including our news sharing arrangements; and

•	the results of prior year tax audits by taxing authorities.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in Risk Factors (Part I, Item 1A of this Annual Report on Form 10-K), Quantitative and Qualitative Disclosures about Market Risk (Part II, Item 7A), and Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Part II, Item 7). However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. In light of these risks, uncertainties and assumptions, events described in the forward-looking statements discussed in this report might not occur.

PART I
ITEM 1.            BUSINESS

We are a diversified television media company with national reach and a strong focus on providing high-quality content on our local television stations, regional sports networks, and digital platforms.  The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us.  Additionally, we own digital media products that are complementary to our extensive portfolio of television station and RSN related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

We are a Maryland corporation founded in 1986.  Our principal executive offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

Segments

As of December 31, 2019, we have two reportable segments: local news and marketing services and sports. Our local news and marketing services segment is comprised of all of our television stations. Our sports segment is comprised of our regional sports networks. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within other.

Local News and Marketing Services

As of December 31, 2019, our local news and marketing services segment consists primarily of our broadcast television stations (stations). We own, provide programming and operating services pursuant to local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as JSAs and SSAs) to 191 stations in 89 markets. These stations broadcast 629 channels, including 241 channels affiliated with primary networks or program service providers comprised of:  FOX (59), ABC (41), CBS (30), NBC (24), CW (48), and MyNetworkTV (MNT) (39).  The other 388 channels broadcast programming from programming services including Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium, TBD, Telemundo, This TV, Unimas, Univision, Weather Nation, and two channels broadcasting independent programming.  Solely for the purpose of this report, these 191 stations and 629 channels are referred to as “our” stations and channels, and the use of such term shall not be construed as an admission that we control such stations or channels.  Refer to our Television Markets and Stations table later in this Item 1. for more information.

Our local news and marketing services segment provides free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary channels consists of network provided programs, locally-produced news, local sporting events, programming from program service arrangements, syndicated entertainment programs, and internally originated programming. We provide live, local sporting events on many of our stations by acquiring the local television broadcast rights for these events.

We are one of the nation's largest producers of local news. We produce approximately 2,550 hours of news per week at 129 stations in 81 markets. During 2019, our stations were awarded with 386 journalism awards, including four National Edward R. Murrow awards.

Our local news and marketing services segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from MVPDs for the right to distribute our channels on their distribution platforms. We also earn revenues by selling digital advertisements on third-party platforms and providing digital content to non-linear devices via websites, mobile, and social media advertisements. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics.  Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience.  We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago, Atlanta, and Dallas. Our local television advertisers are primarily attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 700 marketing consultants and 100 local sales managers company-wide.

Our operating results are subject to cyclical fluctuations from political advertising.  Political spending has been significantly higher in the even-number years due to the cyclicality of political elections.  In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election.  Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance.  Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed on a national level as well as those within the local communities we serve.  We believe political advertising will continue to be an important advertising category in our industry. Political advertising levels may increase further as political-activism, around social, political, economic and environmental causes, continues to draw attention and Political Action Committees (PACs), including so-called Super PACs, continue to increase spending.

Television Markets and Stations. As of December 31, 2019, our local news and marketing services segment owns and operates or provides programming and/or sales and other shared services to television stations in the following 89 markets as follows:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, DC	7	4	WJLA	ABC
Seattle / Tacoma, WA	13	6	KOMO, KUNS	ABC
Minneapolis / St. Paul, MN	15	4	WUCW	CW
Portland, OR	22	10	KATU, KUNP, KUNP-LD	ABC
St. Louis, MO	23	4	KDNL	ABC
Pittsburgh, PA	24	7	WPGH, WPNT	FOX, MNT
Baltimore, MD	26	8	WBFF, WNUV(c), WUTB(d)	FOX, CW, MNT
Raleigh / Durham, NC	27	7	WLFL, WRDC	CW, MNT
Nashville, TN	28	10	WZTV, WNAB(d), WUXP	FOX, CW, MNT
Salt Lake City, UT	30	10	KUTV, KMYU, KENV(d), KJZZ	CBS, MNT, IND
San Antonio, TX	31	9	KABB, KMYS(d), WOAI	FOX, NBC, CW
Columbus, OH	34	9	WSYX, WTTE(c), WWHO(d)	ABC, FOX, CW, MNT
Milwaukee, WI	35	3	WVTV	CW, MNT
West Palm Beach / Fort Pierce, FL	36	13	WPEC, WTVX, WTCN-CA, WWHB-CA	CBS, CW, MNT
Cincinnati, OH	37	8	WKRC, WSTR(d)	CBS, CW, MNT
Asheville, NC / Greenville, SC	38	9	WLOS, WMYA(c)	ABC, MNT
Las Vegas, NV	39	8	KSNV, KVCW	NBC, CW, MNT
Austin, TX	40	2	KEYE	CBS
Norfolk, VA	42	4	WTVZ	MNT
Oklahoma City, OK	43	7	KOKH, KOCB	FOX, CW
Birmingham / Tuscaloosa, AL	44	15	WBMA-LD, WDBB(c), WTTO, WABM	ABC, CW, MNT
Grand Rapids / Kalamazoo / Battle Creek, MI	45	3	WWMT	CBS, CW
Harrisburg / Lancaster / Lebanon / York, PA	47	3	WHP	CBS, CW, MNT
Greensboro / High Point / Winston Salem, NC	49	7	WXLV, WMYV	ABC, MNT
Buffalo, NY	52	7	WUTV, WNYO	FOX, MNT
Richmond, VA	54	5	WRLH	FOX, MNT
Fresno / Visalia, CA	55	12	KMPH, KMPH-CD, KFRE	FOX, CW
Providence, RI / New Bedford, MA	56	4	WJAR	NBC
Mobile, AL / Pensacola, FL	57	12	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, MNT, IND
Tulsa, OK	58	4	KTUL	ABC
Albany, NY	59	7	WRGB, WCWN	CBS, CW
Wilkes Barre / Scranton, PA	60	10	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Little Rock / Pine Bluff, AR	62	4	KATV	ABC
Dayton, OH	63	8	WKEF, WRGT(d)	ABC, FOX, MNT
Lexington, KY (f)	64	4	WDKY	FOX
Green Bay / Appleton, WI	67	8	WLUK, WCWF	FOX, CW
Des Moines, IA	68	4	KDSM	FOX
Roanoke / Lynchburg, VA	69	4	WSET	ABC
Spokane, WA	70	3	KLEW	CBS
Omaha, NE	71	7	KPTM, KXVO(c)	FOX, CW, MNT
Wichita, KS	72	19	KSAS, KOCW, KAAS, KAAS-LP, KSAS-LP, KMTW(c)	FOX, MNT

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Charleston / Huntington, WV	74	7	WCHS, WVAH(d)	ABC, FOX
Columbia, SC	75	4	WACH	FOX
Rochester, NY	76	7	WHAM(d), WUHF	ABC, FOX, CW
Flint / Saginaw / Bay City, MI	77	11	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Portland, ME	79	7	WGME, WPFO(d)	CBS, FOX
Toledo, OH	80	4	WNWO	NBC
Madison, WI	81	4	WMSN	FOX
Harlingen / Weslaco / Brownsville / McAllen, TX (f)	83	3	KGBT	CBS
Paducah, KY/ Cape Girardeau, MO	84	8	KBSI, WDKA	FOX, MNT
Syracuse, NY	87	7	WTVH(d), WSTM, WSTQ-LP	CBS, NBC, CW
Champaign / Springfield / Decatur, IL	88	17	WICS, WICD, WCCU(d), WRSP(d), WBUI(d)	ABC, FOX, CW
Savannah, GA	89	4	WTGS	FOX
Cedar Rapids, IA	90	8	KGAN, KFXA(d)	CBS, FOX
Charleston, SC	91	3	WCIV	ABC, MNT
Chattanooga, TN	92	7	WTVC, WFLI(d)	ABC, FOX, CW, MNT
El Paso, TX	93	8	KDBC, KFOX	CBS, FOX, MNT
Myrtle Beach / Florence, SC	97	9	WPDE, WWMB(c)	ABC, CW
South Bend-Elkhart, IN	98	2	WSBT	CBS, FOX
Tri-Cities, TN-VA	99	7	WEMT(d), WCYB	FOX, NBC, CW
Greenville / New Bern / Washington, NC	100	8	WCTI, WYDO(d)	ABC, FOX
Boise, ID	102	8	KBOI, KYUU-LD	CBS, CW Plus
Reno, NV	104	9	KRXI, KRNV(d), KNSN (c)	FOX, NBC, MNT
Johnstown / Altoona, PA	106	4	WJAC	NBC, CW Plus
Lincoln and Hasting-Kearney, NE	107	11	KHGI, KHGI-CD, KWNB, KWNB-LD, KFXL, KHGI-LD	ABC, FOX
Tallahassee, FL	109	8	WTWC, WTLF(d)	NBC, FOX, CW Plus
Eugene, OR	117	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	CBS, NBC, CW Plus
Yakima / Pasco / Richland / Kennewick, WA	118	18	KIMA, KEPR, KORX, KUNW-CD, KVVK-CD	CBS, CW Plus
Macon, GA	119	3	WGXA	ABC, FOX
Peoria / Bloomington, IL	120	1	WHOI	Comet
Traverse City / Cadillac, MI	121	11	WGTU(d), WGTQ(d), WPBN, WTOM,	ABC, NBC
Bakersfield, CA	125	8	KBAK, KBFX-CD	CBS, FOX
Corpus Christi, TX	128	3	KSCC, KTOV-LP, KXPX-LP	FOX
Chico-Redding, CA	131	14	KRCR, KCVU(d), KRVU-LD, KUCO-LP, KKTF-LD	ABC, FOX, MNT
Amarillo, TX	132	8	KVII, KVIH	ABC, CW Plus
Medford / Klamath Falls, OR	135	4	KTVL	CBS, CW Plus
Columbia / Jefferson City, MO	137	4	KRCG	CBS
Beaumont / Port Arthur / Orange, TX	143	8	KFDM, KBTV(d)	CBS, FOX, MNT, CW Plus
Sioux City, IA	148	15	KMEG(d), KPTH, KBVK-LP, KPTP-LD	CBS, FOX, MNT
Albany, GA	154	4	WFXL	FOX
Gainesville, FL	156	8	WGFL(c),WNBW(c), WYME-CD(c)	CBS, NBC, MNT
Wheeling, WV / Steubenville, OH	157	3	WTOV	NBC, FOX

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Missoula, MT	163	6	KECI, KCFW	NBC
Abilene / Sweetwater, TX	164	4	KTXS, KTES-LD	ABC, CW Plus
Quincy, IL / Hannibal, MO / Keokuk, IA	174	3	KHQA	ABC, CBS
Butte / Bozeman, MT	186	3	KTVM	NBC
San Angelo, TX	195	3	KTXE-LD	ABC, CW
Eureka, CA	197	10	KAEF, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW, MNT
Ottumwa, IA / Kirksville, MO	201	3	KTVO	ABC, CBS
Total Television Channels		629

(a)
Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of September 2019.

(b)	We broadcast programming from the following providers on our channels and the channels of our JSA/LMA partners:

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
ABC	41	30	August 31, 2022
CBS	30	25	April 30, 2020 through December 31, 2021
CW	48	37	August 31, 2021 through August 31, 2024
FOX	59	43	December 31, 2020 through December 31, 2021
MNT	39	32	August 31, 2020
NBC	24	17	December 31, 2021
Total Major Network Affiliates	241

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
Antenna TV	22	20	January 1, 2019 through January 1, 2021
Azteca	3	2	February 28, 2018 through August 31, 2020
Bounce Network	1	1	August 31, 2019
CHARGE!	66	58	(2)
Comet	90	75	(2)
Dabl	29	28	October 1, 2022
Estrella TV	1	1	September 30, 2020
Get TV	5	5	June 30, 2017
Grit	1	1	December 31, 2019
Independent programming	2	2	N/A
Me TV	18	15	February 28, 2018 through August 31, 2021
Movies!	5	4	November 1, 2019 through November 18, 2019
Stadium	53	48	(2)
TBD	74	64	(2)
Telemundo	1	1	December 31, 2022
This TV	1	1	November 1, 2014 through December 31, 2015
Unimas	1	1	December 31, 2020
Univision	9	5	February 29, 2020
Weather	6	4	December 31, 2017
Total Other Affiliates	388

Total Television Channels	629

(1)
When we negotiate the terms of our network affiliations or program service arrangements, we generally negotiate on behalf of our owned stations affiliated with that entity simultaneously, except in certain circumstances. This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements. If the affiliation agreement expires, we may continue to operate under the existing affiliation agreement on a temporary basis while we negotiate a new affiliation agreement.

(2)	An owned and operated network, which is carried on our multi-cast distribution platform or the platform of our JSA/LMA partners.

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

(f)
In January 2020, we agreed to sell the license and non-license assets of WDKY-TV in Lexington, KY and certain non-license assets associated with KGBT-TV in Harlingen, Texas. See Dispositions under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

Sports

On August 23, 2019, we completed the acquisition of the controlling interests in 21 Regional Sports Network brands and Fox College Sports (collectively, the Acquired RSNs) from the Walt Disney Company (Disney). See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion. In February 2019, we announced a joint venture with the Chicago Cubs (Cubs) that owns and operates Marquee Sports Network (Marquee, and, collectively with the Acquired RSNs, the RSNs), a regional sports network based in Chicago, Illinois. Marquee debuted February 22, 2020 with the airing of the Cubs’ first Spring Training game and is the Chicago-region’s exclusive network for fans to view live Cubs games, exclusive Cubs content, and other local sports programming. On August 29, 2019 we acquired a 20% equity interest in the Yankee Entertainment and Sports Network (the YES Network).

Through the RSNs and YES Network, we own equity interests in the largest collection of RSNs in the United States, broadcasting over 4,600 professional sports games and producing over 24,000 hours of new content each year. Our RSNs are located in attractive, highly-populated geographic areas of the United States with significant local viewership and 45 of the most exciting professional sports teams. We are a premier destination for local sports viewership, with our premium live sports content reaching more than 61 million subscribers nationally. We have an extensive footprint that includes exclusive long-term agreements with 16 Major League Baseball (MLB) teams, 17 National Basketball Association (NBA) teams and 12 National Hockey League (NHL) teams. Within our RSN portfolio are 23 brands, and 16 networks of separate affiliation agreements. We generate revenues by distributing our networks to MVPDs and vMVPDs, and from the sale of advertising inventory.

As of December 31, 2019, our RSNs have relationships with the following professional teams:

MLB Teams	NBA Teams	NHL Teams
Arizona Diamondbacks	Atlanta Hawks	Anaheim Ducks
Atlanta Braves	Charlotte Hornets	Arizona Coyotes
Chicago Cubs	Cleveland Cavaliers	Carolina Hurricanes
Cincinnati Reds	Dallas Mavericks	Columbus Blue Jackets
Cleveland Indians	Detroit Pistons	Dallas Stars
Detroit Tigers	Indiana Pacers	Detroit Red Wings
Kansas City Royals	Los Angeles Clippers	Florida Panthers
Los Angeles Angels	Memphis Grizzlies	Los Angeles Kings
Miami Marlins	Miami Heat	Minnesota Wild
Milwaukee Brewers	Milwaukee Bucks	Nashville Predators
Minnesota Twins	Minnesota Timberwolves	St. Louis Blues
San Diego Padres	New Orleans Pelicans	Tampa Bay Lightning
St. Louis Cardinals	Oklahoma City Thunder
Tampa Bay Rays	Orlando Magic
Texas Rangers	Phoenix Suns
San Antonio Spurs

As of December 31, 2019, we also hold a noncontrolling interest in the YES Network, which has long term agreements with the New York Yankees and Brooklyn Nets. We also own Fox College Sports which offers collegiate programming throughout the country.

Other

Owned Networks and Content

We own and operate Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows; Tennis Magazine, the sport’s largest print publication; and Tennis.com (collectively, Tennis), the most visited online tennis platform in the world.

We also own and operate various networks carried on distribution platforms owned by us or others including: Comet, our science fiction multicast network; CHARGE!, our adventure and action-based emerging network; TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America, and Stadium, a network that brings together professional sports highlights and college games.

Our internally developed content, in addition to our local news, includes Ring of Honor (ROH), our professional wrestling promotion, Full Measure with Sharyl Attkisson (Full Measure), our national Sunday morning investigative and political analysis program, and America This Week with Eric Bolling.

Digital and Internet

In January 2019, we launched STIRR, a national free, ad-supported direct-to-consumer streaming app, which offers live and on-demand content spanning entertainment, sports, and news. With more than 1.6 million app downloads in its first year and over 100 channel offerings, STIRR offers access to some of the most popular local news, entertainment and digital first channels. In January 2020, it also added an original channel "2020 LIVE" which will have continuous live coverage featuring campaign events from around the country, including town hall meetings and stump speeches.

We earn revenues from Compulse Integrated Marketing (Compulse), a full-service digital agency which uses our digital expertise to help businesses run social media, search, advertising, email marketing, web design, mobile marketing and creative services, and audience extension, and navigate and compete in a world of constant innovation and changes in consumer behavior. In August 2018, Compulse expanded its business with the launch of CompulseOTT, a new over-the-top advertising platform exclusively focused on OTT advertising.

DataSphere Technologies, provides marketing services to small businesses across the country and works in partnership with multiple media companies, including Sinclair. NewsON is a free, ad-supported app that provides instant access to live or on-demand local news broadcasts. Sinclair Digital Ventures focuses on investment in emerging digital technologies, ad tech, and digital content companies that support, compliment, or expand the Company's businesses.

Technical Services

We own subsidiaries which are dedicated to providing technical services to the broadcast industry, including: Acrodyne Technical Services, a provider of service and support for broadcast transmitters throughout the world; Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna; ONE Media, a technology innovator at the forefront of developing industry standards and related technologies for NEXTGEN TV, a broadcast standard encompassing a flexible and enhanced vision for broadcasting; and ONE Media 3.0, a wholly-owned subsidiary whose purpose is to develop business opportunities, products, and services associated with the NEXTGEN TV broadcast transmission standard and TV platform. We have also partnered with Saankhya Labs to develop NEXTGEN TV technologies to be used in consumer devices, and formed a joint venture with SK Telecom focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.

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

Customers

In 2019, the local news and marketing services and sports segments had three customers, AT&T, Charter Communications, and Comcast, that individually exceeded 10% of consolidated revenue. Any disruption in our relationship with AT&T, Charter Communications, or Comcast could have a material adverse effect on the local news and marketing segment, the sports segment, and our results of operation.

Operating Strategy

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers.

Our stations seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, our stations produce local news at 129 stations in 81 markets. See News below for further discussion. Our stations also seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.

Television advertising prices are based on ratings information measured and distributed by Nielsen and Comscore. Except for its Household viewing in Set Meter Markets, Nielsen is currently not accredited by the Media Rating Council (MRC), an independent organization that monitors rating services. As of December 31, 2019, Sinclair’s footprint includes 12 markets measured by Code Reader methodology and 47 markets measured by RPD+ methodology, which uses Set Top Box data. Neither of these methodologies are currently accredited by the Media Rating Council. Comscore is an alternative rating service provider that uses set-top box television measurements to provide us additional measurement information to the ratings services that Nielsen provides for most of our stations. Comscore's local television ratings service is also not accredited by the MRC.

Our RSNs intend to continue to invest in producing popular sports programming, and measure audience engagement and needs to determine what our sports fans value most and to continue to work to deliver premier sports content in the markets in which we operate.

Our RSNs intend to continue investing in improving the viewer experience of our loyal sports fans by investing in technologies that will help tell the ‘‘story’’ of a sports game and make our offering more appealing to the viewer. These technologies could allow the viewer to control the camera angle, add customized audio tracks to the broadcast, integrate social media, overlay statistics, gaming or otherwise customize his or her experience. Additionally, our broad rights position us to benefit from new viewing technologies as they are developed, such as virtual, augmented and mixed reality. As these technological capabilities develop, we will invest in bringing them to our premium live sports content.

News.  Through local news, our mission is to serve our communities by sharing relevant information to alert, protect, and empower our audiences. We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. Our news stations also produce content on digital platforms such as websites, mobile applications, OTT, and social media. During the year ended December 31, 2019, 33% of our stations' net time sales were earned during the local news we produce each week.

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in 10 markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

In addition to our traditional local news stories, we have utilized our national reach and physical presence in the nation's capital to provide our local viewers with broader national news stories which are relevant to our local viewers.

Our local news coverage is supported by our national news desk and Capitol Hill bureau. These teams focus on providing context and perspective to important stories in the daily news cycle. This content provides a significant point of difference with a focus on accountability reporting for our stations. Available on-air and online, the bureau not only expands our news presence, but gives our local station viewers an opportunity to hear the views of their members of Congress through programs such as "Connect to Congress," our weekly on-air and digital feature which provides an electronic video pathway for lawmakers to speak to their constituents. Our weekly investigative news program, Full Measure with Sharyl Attkisson, reinforces our mission to provide our fearless storytelling on significant topics of public importance.

We have a national investigative news unit consisting of more than 50 reporters and 20 producers, which we plan to grow, to provide in-depth stories not covered elsewhere.

We also provide our viewers with "Town Halls," which brings together our viewers to discuss major local and national topics. In 2018 we began producing "Your Voice Your Future Opioid Town Hall" and in 2019 we produced 25 Town Halls on the opioids crisis. Sinclair is in its 8th year of producing award winning Town Halls, Roundtables and Debates. Our "Your Voice Your Future" series produced 90 distinctive productions in 2019 educating and empowering our viewers with topics of local and national importance. Guests from all sides of the political spectrum offered insight on topics covering opioids, education, school vaccinations, child abuse, crime & violence, health care, the nationally recognized “Seattle is Dying”, several local debates, and City in Crisis from our flagship station in Baltimore. In total we have produced close to 700 one-hour long productions, often with a studio audience, and always with audience participation. We continue Sinclair’s dedication in 2020 with over 150 Town Hall productions scheduled.

Through our free, ad-supported streaming app STIRR, we offer access to 100 channels with some of the most popular being local news programs. In January 2020, STIRR added the original channel "2020 LIVE" to further expand the platform's election coverage. We also own NewsOn, a single app to watch live, local news on mobile and OTT devices.

Sports. Live sports have remained highly popular with fans and advertisers. Sports programming generally elicits strong emotional responses and attracts a loyal and passionate following among fans. Our premium live sports programming typically attracts viewership demographics that are highly desirable to advertisers. Sports viewership among the key 25 to 54 year-old demographic is growing relative to all other content. Every sports season is a new chapter in a story that has continued for decades and is popular across fans from multiple generations. As media has continued to trend toward on-demand consumption, sports events have remained an ‘‘appointment viewing’’ event. As such, live sports content is frequently the most watched programming in a local market on most nights. The acquisition of the RSNs is in response to this strategy.

Tennis has certain telecast rights to the U.S. Open; Wimbledon; Roland Garros (French Open); Australian Open; ATP World Tour Masters 1000, 500, and 250 events; WTA Premier, International, and Finals; Laver Cup; Hopman Cup; ATP and WTA Pro Circuit; and College and Junior events and exhibitions. Our stations also broadcast programming and other content provided by Tennis and we provide access to certain events through our premium OTT offering, Tennis Channel Plus. Tennis also includes Tennis.com, the most visited online tennis platform in the world. Tennis' complementary offerings allows us to provide greater and more in depth tennis content to consumers on TV, internet, and print.

Additionally, some of our stations have the local television broadcast rights for certain sporting events, including MLB, NBA, NHL, National Football League (NFL), and certain other college and high school sports. Our CW and MyNetworkTV stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS, and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS, and NBC have network arrangements to broadcast certain MLB, NBA, NHL, NFL, and Professional Golf Association (PGA) events, as well as other popular sporting events.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, our stations have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2019 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming cost by creating original high-quality programming that is distributed on our broadcast platform.

Our RSNs manage our programming rights costs to improve margins and increase our cash flow. We intend to balance our portfolio to ensure that losing one team’s rights will not materially harm the overall product offering. We intend to maintain our disciplined approach to non-programming expense management by seeking opportunities to increase our efficiency without jeopardizing our commitment to provide high quality sports content to our customers. We will seek to emphasize high quality production at low cost with a continuous focus on technological advancements and managing the cost of on-air talent retention, overhead, and salaries and compensation.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force, which is comprised of approximately 700 marketing consultants and 100 local sales managers company-wide. Excluding the acquired RSNs, political advertising revenue, distribution revenues, and other local revenues, 62% and 54% of net time sales were local for the years ended December 31, 2019 and 2018, respectively. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly-skilled and motivated managers at corporate, stations, RSNs, and other businesses.  We provide a combination of base salary, long-term incentive compensation including equity awards and, where appropriate, cash bonus pay designed to be competitive with comparable employers in our industry.  A significant portion of the compensation available to certain members of our senior management and our sales force is based on their achievement of certain performance goals. We also encourage station and network managers and employees to utilize our diverse business to grow in their careers while remaining in the Sinclair family via internal promotion and relocation.

Multi-Channel Broadcasting.  FCC rules allow television broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides our stations' viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2019, our stations have 438 multi-channels in our digital spectrum.

Distribution Agreements.  We have distribution agreements with MVPDs, vMVPDs, and OTT distributors who compensate us for the right to retransmit our stations, RSNs, and other offerings on their respective distribution platforms.  Our successful negotiations with MVPDs have created agreements that produce meaningful sustainable revenue streams. We intend to maintain the strong relationships with our linear MVPD partners. In addition, we believe we are well-positioned to continue to expand our vMVPD distribution. Many of our existing sports programming rights agreements include springing rights that automatically provide our RSNs with the rights to additional forms of distribution if the leagues permit their teams to exploit those distribution rights, enabling us to continue to adapt to changing consumption habits.

Improvement and Maintenance of Our Distribution Platforms.  Our Acrodyne and Dielectric subsidiaries are leaders in servicing and manufacturing broadcast infrastructure. As a result, we maintain a strong infrastructure through which we provide high quality uninterrupted content on our stations. These subsidiaries are critical in both the repack of the broadcast spectrum and the buildout of the infrastructure behind the NEXTGEN TV for both our stations and other broadcasters.

Developing New Business.  We strive to develop new business models to complement or enhance our traditional television broadcast business.  We have developed new ways to sell online, mobile text messaging, social media advertising, and audience extension services along with our traditional commercial broadcasting model.  Additionally, we continue to leverage our national reach to provide new high-quality content to our local communities.

We continue to expand our digital distribution platforms through initiatives such as our video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer and allows us to ingest and redistribute content across our platform so that we can break news first.  By using a single ad-serving system across all of our web sites, mobile apps, and other digital assets, we are able to streamline our sales workflow, optimize yield, and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying direct-to-consumer (DTC) and OTT initiatives, such as STIRR, as well as our own content applications.

Additionally, we have continued to develop business opportunities, products, and services associated with NEXTGEN TV as discussed under Development of Next Generation Wireless Platform below.

Our RSNs seek to maximize growth in our advertising revenue. We believe that through higher quality non-game programming and multiplatform offerings, we will be able to drive incremental improvements in our RSN advertising revenues. We believe political advertising, which historically has been a relatively small portion of our RSN advertising revenue, could be an avenue to grow advertising dollars given our RSNs’ large viewing audiences. Our live sports content is appealing to both national and local advertisers and is diverse across industries. In addition, we believe the revenues generated by legalized sports betting can generate both advertising and sponsorships, and we believe that we would be able to generate higher ratings and advertising spending due to increased engagement expected from bettors.

Many of our existing sports programming rights agreements include springing rights that automatically provide our RSNs with the rights to additional forms of distribution as soon as the leagues permit their teams to exploit those distribution rights. Once our RSNs are permitted to expand into digital streaming, we expect to monetize our viewership by selling targeted advertising on our digital feeds and introduce our digital agency services to our RSN advertisers. We believe that our RSN portfolio is well-positioned to capitalize on the ongoing transition of the media world to digital and mobile viewing.

Strategic Realignment of Media Portfolio.  We routinely review potential media acquisitions, dispositions, swaps, or develop original networks and content.  We expect to remain acquisitive and continue to assess opportunities to complement our existing stations, RSNs, and other businesses. As we evaluate potential acquisitions, we intend to focus on making disciplined, accretive acquisitions that will complement our existing portfolio of television stations and RSNs while providing increased scale. At any given time, we may be in discussions with one or more media owners.

Digital and Internet. Our digital properties, Compulse, STIRR, Datasphere, and NewsOn are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand Sinclair's digital capabilities and non-linear footprint.

Development of Next Generation Wireless Platform. In 2017, the FCC approved the use of NEXTGEN TV, a next generation broadcast transmission standard. NEXTGEN TV is capable of merging broadcast and broadband content and data services using over-the-air spectrum and Internet-provided data connectivity, allowing a mature broadcast industry to reinvent itself due to its mobility, addressability, capacity, IP connectivity, and conditional access.
NEXTGEN TV will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic Internet Protocol (IP) based pipe, we also will be able to distribute data including text, audio, video, and software. While our one-to-many architecture will remain a strength, we will be able to deliver “the last mile” from program/data origination to the consumer's receiver device across a more robust system, connect legacy ATSC 1.0 televisions to NEXTGEN TV using broadcast hot spots and wi-fi functionality, and provide compatible data-offload service offerings in conjunction with certain 5G platforms. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic-targeted advertising; customizable content; better measurement and analytics; the ability to interface with devices connected to the Internet; flexibility to add streams as needed; substantially enhanced picture quality with immersive audio; connectivity to automobiles, including 3D mapping, telematics and infotainment; data wholesale models; and other content delivery networks. Conditional access capabilities also permit broadcasters to offer secure “skinny-bundle” pay services as well as various video-on-demand type offerings. In addition, NEXTGEN TV provides new emergency and information capabilities, including advanced alerting functions which can provide crucial rich media including evacuation routes and device wake-up features. All of these features will be available to mobile and portable devices, allowing us to reach viewers virtually anywhere. In January 2020, we announced the formation of Cast.era, a joint venture with SK Telecom, focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.
In order to bring this technology to the market, we have partnered with technology leaders to develop broadcasting solutions and services in the U.S. and globally. We have also formed a joint venture with other broadcasters, SpectrumCo, to promote spectrum efficiency and innovation, aggregate and monetize underutilized spectrum capacity over which to deliver national services, and create opportunities such as robust video and data exchange. We continue to work with other NEXTGEN TV stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NEXTGEN TV and 5G data delivery, and design NEXTGEN TV receiver chips for mobile, portable and fixed devices. We expect the implementation and adoption of NEXTGEN TV to occur over the next three years. Throughout 2020, we and the industry will begin deployment of NEXTGEN TV capabilities on some of our own television facilities and in conjunction with other station operators in our markets, as well as non-Sinclair markets. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models.
Monetization of Certain Intellectual Property Rights. We have developed, on our own and through our ONE Media, LLC joint venture, several NEXTGEN TV-related patents that we intend to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers.

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

All of our stations' most recent license renewal applications have been granted for the maximum term permitted. The next television license renewal application cycle will begin on June 1, 2020. On November 26, 2018, the American Cable Association (ACA) filed an informal request with the FCC seeking to require the early filing of renewal applications for the licenses of four of our stations, and an individual filed a similar informal request on July 22, 2019. We filed an opposition to ACA’s informal request on December 10, 2018 and an opposition to the individual’s informal request on August 1, 2019. These matters remain pending, and we cannot predict whether or when the FCC will take action on these informal requests.

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

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association.  In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.  In addition, pursuant to what is known as the equity-debt-plus rule, a major programming supplier or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  Further, the Communications Act generally prohibits foreign parties from having more than a 20% interest (voting or equity) in a broadcast licensee or more than a 25% interest in the parent of that licensee without receiving prior FCC approval to exceed these limits. Following a Declaratory Ruling in 2013 in which the Commission indicated that it was open to considering proposals for foreign investment in broadcast licenses that exceed the 25% benchmark on a case by case basis, on September 29, 2016, the FCC adopted a Report and Order which among other things, (i) simplified the foreign ownership approval process for broadcast licensees seeking to exceed the 25% benchmark and (ii) modified the methodology a licensee may use to determine compliance with the foreign ownership rules.

Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who, as of December 31, 2019, together hold approximately 76.8% of the common voting rights of Sinclair) are all United States citizens.  Our amended and restated Articles of Incorporation (the Amended Certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the Amended Certificate, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule and Newspaper / Broadcast Cross-Ownership Rule.  Until February 2018, the FCC’s rules (i) limited the combined number of television and radio stations a party could own in a market to up to two television stations and six radio stations, depending on the number of independent media voices in the market, and (ii) prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  On November 20, 2017, the FCC released an Order on Reconsideration (Ownership Order on Reconsideration) that, among other changes, eliminated the Radio/Television Cross-Ownership Rule and the Newspaper/Broadcast Cross-Ownership Rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration were filed before the U.S. Court of Appeals for the Third Circuit and Sinclair filed to intervene in the proceeding. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration. Petitions for rehearing en banc were filed with the Third Circuit by the FCC and industry intervenors (including the Company) on November 7, 2019. The Third Circuit denied the petitions for rehearing on November 20, 2019 and the court’s mandate issued on November 29, 2019. On February 7, 2020, the FCC and industry intervenors filed applications to extend the time to file petitions for writ of certiorari with the Supreme Court from February 18, 2020 to March 19, 2020, which applications were granted on February 12, 2020. We cannot predict whether the Supreme Court will grant a writ of certiorari or what the outcome of the proceeding would be. We do not currently own any daily newspapers.

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

Local Television (Duopoly) Rule.  A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market (the top-four rule). Prior to the Ownership Order on Reconsideration, the FCC did not allow a party to own more than one station in the same market if there was digital overlap between the stations unless the market containing both the stations would contain at least eight independently owned full-power television stations post-merger (the eight voices test). The Ownership Order on Reconsideration eliminated the eight voices test. The Ownership Order on Reconsideration also modified the top-four rule to permit parties to own up to two top-four rated stations in the same market on a case-by-case basis. Both rule changes became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including the changes to the Local Television Rule, were filed before the U.S. Court of Appeals for the Third Circuit. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration. Petitions for rehearing en banc were filed with the Third Circuit by the FCC and industry intervenors (including the Company) on November 7, 2019. The Third Circuit denied the petitions for rehearing on November 20, 2019 and the court’s mandate issued on November 29, 2019. On February 7, 2020, the FCC and industry intervenors filed applications to extend the time to file petitions for writ of certiorari with the Supreme Court from February 18, 2020 to March 19, 2020, which applications were granted on February 12, 2020. We cannot predict whether the Supreme Court will grant a writ of certiorari or what the outcome of the proceeding would be.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014 were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, were filed before the U.S. Court of Appeals for the Third Circuit. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration., resulting in the reinstatement of the majority of the Ownership Order, including the JSA attribution rule. Petitions for rehearing en banc were filed with the Third Circuit by the FCC and industry intervenors (including the Company) on November 7, 2019. The Third Circuit denied the petitions for rehearing on November 20, 2019 and the court’s mandate issued on November 29, 2019. On February 7, 2020, the FCC and industry intervenors filed applications to extend the time to file petitions for writ of certiorari with the Supreme Court form February 18, 2020 to March 19, 2020, which applications were granted on February 12, 2020. We cannot predict whether the Supreme Court will grant a writ of certiorari or what the outcome of the proceeding would be. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see Changes in rules on local marketing agreements under "The FCC’s multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets." within Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

On January 4, 2019, the Company received three civil investigative demands (CIDs) from the Antitrust Division of the DOJ. We believe the DOJ has similar civil investigative demands to other companies in our industry. In each CID, the DOJ requested that the Company produce certain documents and materials relating to JSAs in a specific DMA. We are cooperating and are in discussions with the DOJ regarding our responses to the CIDs. At this time, we are unable to predict the outcome of the CID process, including whether it will result in any action or proceeding against us.

Satellite Carriage

The Satellite Home Viewer Act (SHVA), as extended by The Satellite Home Viewer Improvement Act of 1999 (SHVIA), the Satellite Home Viewer Extension and Reauthorization Act (SHVERA), the Satellite Television Extension and Localism Act of 2010 (STELA) and the Satellite Television Extension and Localism Act Reauthorization (STELAR) among other things, (i) allows satellite carriers to provide local television signals by satellite within a station market, and requires them to carry all local signals that asserted carriage rights in any market where they carry any local signals, (ii) requires all television stations to elect to exercise certain “must-carry” or “retransmission consent” rights in connection with their carriage by satellite carriers, and (iii) authorizes satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances. In adopting fiscal year 2020 appropriations legislation, Congress allowed STELAR to sunset on December 31, 2019 but made permanent STELAR’s (1) requirements that broadcasters and MVPDs negotiate retransmission content in good faith and (2) distant signal satellite license provisions for RVs, truckers, tailgaters and short markets. To qualify for the permanent license, satellite operators must deliver local-into-local service in all currently “unserved” markets by the appropriations bill’s May 31, 2020 deadline.

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

Digital Television

FCC rules provide that television broadcast licensees may use their digital television (DTV) channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party. These rules could impact the profitability related to ancillary or supplementary services provided as discussed within Development of Next Generation Wireless Platform under Operating Strategy above.

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

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of NEXTGEN TV and adopting rules to afford broadcasters flexibility to deploy NEXTGEN TV based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. The Report and Order took effect on March 5, 2018, except for certain rules that required approval from the Office of Management and Budget which became effective on July 17, 2018. The public comment period for the proposed rulemaking closed on March 20, 2018, and the rulemaking remains pending. The FCC released a Public Notice on May 23, 2019 announcing that it would begin accepting NEXTGEN TV applications on May 28, 2019.

Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct to consumer offerings, direct television broadcast satellite service, Class A television service, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the internet and mobility, and portability of our broadcast signal to hand-held devices.

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

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules, pursuant to the statutory requirement that the FCC review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” The NPRM generally seeks comment on whether the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule should be retained, modified, or eliminated. With respect to the Local Television Ownership Rule specifically, among other things, the NPRM seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the NPRM examines further several diversity related proposals raised in the last quadrennial review proceeding. The public comment period closed on May 29, 2019, and the rulemaking remains pending.

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

COMPETITION

Our stations and RSNs compete for audience share and advertising revenue with other television stations and cable networks in their markets, as well as with other advertising media such as MVPDs, OTT, cable networks, video on-demand, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, internet, and other digital media.

Stations and RSNs compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates.

Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers.  Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, as well as through self-produced news, public affairs programs, live local sporting events, paid-programming, and other lifestyle and entertainment programming. We also compete for programming which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming.  Our stations compete for access to those programs against in-market broadcast station competitors for syndicated products and with national cable networks.  Public broadcasting stations generally compete with commercial broadcasters for viewers, but not for advertising dollars.

Competition in the television broadcasting industry occurs primarily in individual DMAs.  Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs.  Our stations are located in highly competitive DMAs.  MVPDs can increase competition for viewership and advertising broadcast television station by carrying bringing into its market additional cable network channels in the same DMA as broadcast television stations.  MVPDs sell advertising on these cable networks to local advertisers. These narrow cable network channels are typically low rated, and, as a result, advertisements are inexpensive to the local advertisers.  MVPDs may also connect two or more cable systems together, also called an interconnect, which gives advertisers the option to reach more households in a market with a single buy. In addition, certain of our DMAs are overlapped by over-the-air stations from adjacent DMAs and MVPDs of stations from other DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations. In addition, there is significant increased competition with Google, Facebook, OTT offerings and the multitude of other digital offerings that air video advertisements and sell programmatically to agencies and advertisers. MVPDs and digital offerings have the ability to either blanket the market or target their advertising which broadcast stations do not.

Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is critical to the RSNs. The RSNs compete for telecast rights for teams or events with national or regional cable networks that specialize in or carry sports programming; television ‘‘superstations’’ which distribute sports and other programming by satellite; local and national commercial broadcast television networks; independent syndicators that acquire and resell such rights nationally, regionally and locally; mobile internet providers; and other OTT providers. Some of these competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. The RSNs may also compete with Internet-based distributors of sports programming. The increasing amount of sports programming available on a national basis, including pursuant to national rights arrangements, as part of league-controlled sports networks (e.g., NBA TV and NHL Network), and in out-of-market packages (e.g., NBA’s League Pass and NHL Center Ice), may have an adverse impact on the RSNs' competitive position as they compete for distribution and for viewers.

The RSNs also compete with other programming networks to secure desired programming, although some of the RSNs programming is generated internally through their efforts in original programming. Competition for programming will increase as the number of programming networks increases. Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries or sports teams may have a competitive advantage over the RSNs in this area.

Advertising rates are based upon factors which include the size of the market in which the station and RSN operate; a program or team's popularity among the viewers that an advertiser wishes to attract; the number of advertisers competing for the available time; the demographic makeup of the market served by the station and RSN; the availability of alternative advertising media in the DMA; the aggressiveness and knowledge of the sales forces in the market to call on and understand their client’s need; and development of projects, features, and programs that tie advertiser messages to programming.  We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within the stations' and RSNs' markets.

Further, the competition of obtaining distribution is highly competitive. Our stations and RSNs face competition from other television stations and cable networks for the right to be carried by a particular distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once one of our stations or RSNs obtains distribution, that network competes for viewers not only with the other channels available through the distributor, but also with over-the-air television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print, streaming services, and other sources of media and information, sporting events and entertainment. Important to our success in each area of competition the station and RSN faces are the price the station or RSN charges for its carriage; the quantity, quality and variety of programming offered and the effectiveness of its marketing efforts.

Our stations' and RSNs' ability to successfully compete with other television stations and cable networks for distribution may be hampered because the distributors, through which distribution is sought, may be affiliated with other television stations or cable networks. Those distributors may place their affiliated television station or cable network on a more desirable tier, thereby giving the affiliated television station or cable network a competitive advantage over our stations' or RSNs' own programming.

Our stations and RSNs are continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station’s operations and profits.

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes.  Additionally, OTT services allow consumers to consume programming on-demand through access to the internet and without a subscription with an MVPD. We continue to compete with the OTT services for viewership.

DTV technology allows our stations to provide viewers multiple channels of digital television over each of our existing standard digital channels, to provide certain programming in HD television format and to deliver other channels of information in the forms of data and programming to the internet, PCs, smart phones, tablet computers, and mobile and streaming devices.  These additional capabilities may provide us with additional sources of revenue, as well as additional competition.

The financial success of our stations' and RSNs' also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of the competing programming and the availability of other entertainment activities.

We believe we compete favorably against other television stations and cable networks because of our management skill and experience, our ability historically to generate revenue share greater than our audience share, our network affiliations and program service arrangements, and our local program acceptance.  In addition, we believe that we benefit from the operation of multiple broadcast and network properties, affording us certain non-quantifiable economies of scale and competitive advantages in the purchase of programming.

EMPLOYEES

As of December 31, 2019, we had approximately 11,800 employees, including part-time, temporary employees. Approximately 1,630 employees are represented by labor unions under certain collective bargaining agreements. We have not experienced any significant labor problems and consider our overall labor relations to be good.

AVAILABLE INFORMATION

We regularly use our website as a source of company information and it can be accessed at www.sbgi.net. We make available, free of charge through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically submitted to the SEC, who also makes these reports available at http://www.sec.gov.  We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on our website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. In addition, a replay of each of our quarterly earnings conference calls is available on our website until the subsequent quarter’s earnings call.  The information contained on, or otherwise accessible through, our website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

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

We have pursued and intend to selectively continue to pursue strategic acquisitions and investments, subject to market conditions, our liquidity, and the availability of attractive acquisition and investment candidates, with the goal of improving our business. We may not be able to identify other attractive acquisitions or investment targets, or we may not be able to fund additional acquisitions or investments in the future.

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

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities, such as the Department of Justice.  The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations or businesses if the FCC or other regulatory authority believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations or other regulation. There can be no assurance that future acquisitions will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or business will not have an adverse outcome on the transaction.

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

As of December 31, 2019, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith hold shares representing approximately 76.8% of the common stock voting rights of the Company and, therefore, control the outcome of most matters submitted to a vote of shareholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions.  The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share.  Our Class A Common Stock has only one vote per share.  In addition, the Smiths hold four of our board of directors' seats and, therefore, have the power to exert significant influence over our corporate management and policies.  The Smiths have entered into a stockholders' agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025.

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

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2020 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which in turn (i) could, as discussed under A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans within Item 1A. Risk Factors, under certain circumstances require us to offer to buy back some or all of our outstanding notes and could result in an event of default under each of the STG Bank Credit Agreement and the DSG Bank Credit Agreement and (ii) give Cunningham Broadcasting Corporation (Cunningham) the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a "change in control."  Any such termination of LMAs could have an adverse effect on our results of operations.  The FCC's multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs.  Changes in these rules may threaten our existing strategic approach to certain television markets.  See the risk factor below regarding the FCC's multiple ownership rules.

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

David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith together own interests (less than 5% in aggregate) in Allegiance Capital Limited Partnership, a limited partnership in which we also hold an interest.  Frederick G. Smith owns an interest (less than 1%) in Patriot Capital II, L.P., a limited partnership in which we also hold an interest.  For additional information regarding our related person transactions, see Note 15. Related Person Transactions within the Consolidated Financial Statements.  We can give no assurance that these transactions or any transactions that we may enter into in the future with our officers, directors, or majority shareholders, have been, or will be, negotiated on terms as favorable to us as we would obtain from unrelated parties.  Maryland law and our financing agreements limit the extent to which our officers, directors, and majority shareholders may transact business with us and pursue business opportunities that we might pursue.  These limitations do not, however, prohibit all such transactions.

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

If MVPD service offerings are not attractive to consumers for any reason (including due to pricing, increased competition from OTT and DTC services, increased dissatisfaction with the quality of MVPD services, poor economic conditions or other factors), more consumers may (i) cancel their MVPD service subscriptions or choose not to subscribe to traditional services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at lower prices, (iii) elect to subscribe to MVPDs with smaller bundles of programming which may not include our programming networks, or (iv) elect not to subscribe to any subscription-based service. If the rate of decline in the number of MVPD service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include our programming networks, this may have a material adverse effect on our revenues.

We may not be able to renegotiate retransmission consent agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them.

As retransmission consent agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements.  This may cause revenues and/or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms despite the fact that our current retransmission consent agreements include automatic annual fee escalators.  In addition, certain networks or program service providers with which our stations are affiliated are currently, or in the future are expected to, require us to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements. Generally, our retransmission consent agreements and agreements with networks or program service providers are for different lengths of time and expire in different periods. If we are unable to negotiate a retransmission consent agreement or the revenue received as part of those agreements declines over time, then we may be exposed to a reduction in or loss from retransmission revenue net of revenue shared with networks and program service providers. We cannot predict the outcome or provide assurances as to the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations. See Television Markets and Stations within Item 1. Business for a listing of expirations of our affiliations agreements as of December 31, 2019.

During 2016, we entered into a consent decree with the FCC pursuant to an investigation regarding allegations made by an MVPD that we violated FCC rules relating to negotiating retransmission consent agreements. See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

New technology and the subdivision of markets

Cable providers, direct broadcast satellite companies, and telecommunication companies are developing or have developed new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store, and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen or Comscore and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations for live viewing Digital Video Recording playback are limited to 7 days past the original air date. Additionally, in most market, no credit is given for online viewing. The effects of new ratings system technologies, including ''code readers,'' ''viewer assignment,'' ''portal people meters,'' and ''set-top boxes (used in Nielsen's RPD+ methodology)'' and the ability of such technologies to be a reliable standard that can be used by advertisers is still under review for accreditation from The Media Rating Council, an independent organization that monitors rating services. As of December 31, 2019, Sinclair's footprint includes 20 markets that will use Portable People Meters, 7 Meter markets that will see Set Top Box data added, 12 markets measured by Code Reader methodology, and 47 markets measured by RPD+ methodology.

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

We cannot provide any assurances that we will remain competitive with these developing technologies.

Types of competitors

We also face competition from rivals that may have greater resources than we have.  These include:

•	other local free over-the-air broadcast television and radio stations;

•	telecommunication companies;

•	cable and satellite system operators and cable networks;

•	print media providers such as newspapers, direct mail and periodicals;

•	internet search engines, internet service providers, websites, and mobile applications;

•

•	over-the-top technologies;

•	MVPD "skinny" packages;

•	mobile television; and

•	other emerging technologies.

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

We depend in part upon viewer preferences and audience acceptance of the programming on our stations and networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. An increase in our costs associated with programming, including original programming, or a decrease in viewership of our programming, may materially negatively affect us and our results of operations.

In addition, we rely on third parties for broadcast, news, sports and other programming for our stations and networks. We compete with other providers of programming to acquire the rights to distribute such programming. If we fail to continue to obtain broadcast, news, sports and other programming for our stations and networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on us and our results of operations.

Further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition and results of operations.
MVPDs lobby to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances.
On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market and in February 2015 the FCC issued an order implementing those statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. Under these rules, unless the stations are directly or indirectly under common de jure control as permitted under the regulations of the Commission, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market, nor may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information.
Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which sought additional comment on whether it has authority to, and should, eliminate or modify its network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals, on its business.

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
In adopting fiscal year 2020 appropriations legislation in December 2019, Congress allowed STELAR to sunset on December 31, 2019 but made permanent STELAR’s (1) requirements that broadcasters and MVPDs negotiate retransmission consent in good faith and (2) distant-signal satellite license provisions for RVs, truckers, tailgaters and short markets. To qualify for the permanent license, satellite operators must deliver local-into-local service in all currently “unserved” markets by the appropriations bill’s May 31, 2020 deadline. At the same time, Congress enacted Section 1003 of the Television Viewer Protection Act (TVPA), which directed the FCC to commence a rulemaking proceeding to revise the FCC’s rules to specify that “certain small MVPDs can meet the obligation to negotiate [retransmission consent] in good faith . . . by negotiating with a large station group through a qualified MVPD buying group.” The FCC released a Notice of Proposed Rulemaking on January 31, 2020 to amend its retransmission consent rules to implement Section 1003 of the TVPA. Comments are due on or before March 5, 2020, and reply comments are due on or before March 16, 2020.
Certain online video distributors have begun streaming broadcast programming over the Internet.  In June 2014, the U.S. Supreme Court held that a streaming service provider’s retransmissions of broadcast television signals without the consent of the broadcast station violated copyright holders’ rights under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass online video distributors that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such service providers.  Comments and reply comments were filed in 2015 and the proceeding remains pending at this time. We cannot predict whether the FCC will act in that proceeding or what the outcome of the proceeding would be.

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

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news and advertising content, digital products, order entry, fulfillment, and other business processes. Despite our security measures (including, multi-factor authentication, security information and event management and firewalls and testing tools), network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses or other destructive or disruptive software, process breakdowns, or malicious or other activities could result in a disruption of our services and operations. These events could also result in, but are not limited to, the improper disclosure of personal data or confidential information, including through third parties which receive any of such information on a confidential basis for business purposes and could be subject to any of these events, and damage our reputation or require us to expend significant resources to remedy. The occurrence of any of these events, and the additional regulations relating to this area and the costs related thereto, could have a material adverse effect on us. While we maintain insurance to cover losses related to cybersecurity risks, such policies may not be sufficient to cover all losses,

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.  Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements.  Approximately 1,630 of our employees and freelance employees are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations and RSNs also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations.  Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

We are required to analyze goodwill and certain other intangible assets for impairment.  The accounting guidance establishes a method of testing goodwill and broadcast licenses for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value.  For additional information regarding impairments to our goodwill and broadcast licenses, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements.

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

Terrorism, armed conflict domestically or abroad, or other catastrophic events may negatively impact our revenues and results of operations.  Future conflicts, terrorist attacks, other acts of violence, or catastrophic events may have a similar effect.

If the United States becomes engaged in global conflicts in the future, there may be an adverse effect on our results of operations.  Also, any terrorist attacks or other acts of violence may have a similar negative effect on our business or results of operations. Also, other catastrophic events or health epidemics could disrupt our business or the business of our customers which could have a negative effect on our results of operations.

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

The cost of complying with governmental laws related to data privacy, information security and data protection may adversely affect our results of operations

We collect, store, process and use certain personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could potentially harm our business and we could be exposed to a risk of loss, litigation and/or regulatory fines or other action.

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe and increasingly across the United States. These laws may be interpreted and applied inconsistently from country to country and often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer.

In May 2018, the European General Data Protection Regulation ("GDPR") came into effect. The GDPR imposes more stringent European Union data protection requirements and provides for substantially greater penalties for noncompliance. Further, there is increased scrutiny over data transfers between Europe and the United States, and dealings with the United Kingdom may become more complex following Brexit.

On January 1, 2020, the California Consumer Privacy Act of 2018 (the “CCPA”), came into effect. The CCPA provides new rights to California residents and requires that covered companies that collect information about California residents make new disclosures to consumers about their data collection, use and sharing practices, honor requests from consumers to opt out of certain data sharing with third parties and delete information upon request with certain exceptions. It provides for enforcement by the California Attorney General beginning July 1, 2020 and provides a new private right of action for data breaches. Proposed regulations have been published but are not yet final. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditure in order to comply.

Risks relating to our local news and marketing services segment

Our advertising revenue can vary substantially from period to period based on many factors beyond our control.  This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

We rely on sales of advertising time for a significant portion of our local news and marketing services segment revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline.  Our ability to sell advertising time depends on:

•
the levels of automobile and services advertising, which historically have represented a large portion of our advertising revenue; for the year ended December 31, 2019, automobile and services advertising represented 25% and 22%, respectively, of our advertising revenue;

•
the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the presidential election, historically have represented a large portion of our advertising revenue; for the year ended December 31, 2019, political advertising represented 3% of our advertising revenue;

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

•	OTT and other emerging technologies and their potential impact on cord-cutting;

•	the impact of MVPDs and OTT distributors offering "skinny" programming bundles that may not include all programming of television broadcast stations and/or cable channels, such as Tennis Channel;

•	changes in pricing and sellout levels; and

•	other factors that may be beyond our control.

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

One of our stations' most significant costs is network and syndicated programming.  Our ability to generate revenue to cover this cost may affect the value of our securities.  If a particular network or program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the cost.

We generally purchase syndicated programming content from others rather than producing such content ourselves, therefore, we have limited control over the costs of the programming.  Often, we must purchase syndicated programming several years in advance and may have to commit to purchase more than one year's worth of programming.  We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs.  We also receive programming from networks with which we have network affiliation agreements. Generally, the agreements are for several years. The popularity of networks can affect revenue earned on those channels. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.

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

The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees.  The amount and quality of programming provided by each network varies.  See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels as of December 31, 2019.

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

We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations.  In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming pursuant to our affiliation agreements, may have a negative effect on our financial condition or results of operations. See Television Markets and Stations within Item 1. Business for a listing of expirations of our affiliations agreements as of December 31, 2019.

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

From time to time, we may be the subject of an investigation from governmental authorities. For example, as described more fully under The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets below. On January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ relating to JSAs in a certain DMAs. We believe the DOJ has issued similar civil investigative demands to other companies in our industry. There can be no assurance that an investigation will not lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. The Ownership Order also required that JSAs that existed prior to March 31, 2014, may remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs could be transferred or assigned without losing grandfathering status. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule and eliminated or modified other multiple ownership rules, including the Newspaper-Broadcast Cross-Ownership Rule and the Local Television Ownership Rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including elimination of the JSA attribution rule, were filed before the U.S. Court of Appeals for the Third Circuit. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration. Petitions for rehearing en banc were filed by the FCC and industry intervenors on November 7, 2019. The Third Circuit denied the petitions for rehearing on November 20, 2019 and the court’s mandate issued on November 29, 2019. On February 7, 2020, the FCC and industry intervenors filed applications to extend the time to file petitions for writ of certiorari with the Supreme Court from February 18, 2020 to March 19, 2020, which applications were granted on February 12, 2020. We cannot predict whether the Supreme Court will grant a writ of certiorari or what the outcome of the proceeding would be. If we are required to terminate or modify our JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs.  One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee's station subject to the ultimate editorial and other controls being exercised by the latter licensee. We believe these arrangements allow us to reduce our operating expenses and enhance profitability. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

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

See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements.

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

The pendency and indeterminacy of the outcome of these ownership rules and the CIDs, which may limit our ability to provide services to additional or existing stations pursuant to licenses, LMAs, outsourcing agreements or otherwise, expose us to a certain amount of volatility, particularly if the outcomes are adverse to us.  Further, resolution of these ownership rules and the CIDs has been and will likely continue to be a cost burden and a distraction to our management and the continued absence of a resolution may have a negative effect on our business.

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

We have heavily invested in the development of the NEXTGEN TV platforms as discussed in Development of Next Generation Wireless Platform under Operating Strategy within Item 1. Business. We do not know whether the outcome of our research and development will result in technology that will be usable on our distribution platform or available to license to third parties. Additionally, even if our efforts result in usable technology, we do not know whether it will be included within the NEXTGEN TV framework. Any failure to develop this technology could result in the loss of our investment. Our cost incurred related to the development of the NEXTGEN TV platform is recorded within non-media expenses within our consolidated statements of operations. Additionally, we have developed, on our own and through joint ventures, several NEXTGEN TV related patents that we will attempt to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers. We do not know whether our attempts at monetization will result in licensing arrangements that will be accepted by such equipment manufacturers or result in any royalty payments for our intellectual property rights.

Risks relating to our sports segment

Following the acquisition of the RSNs, we may be unable to successfully integrate the operations of the relevant assets with each other or with our existing operations or to achieve all of our anticipated synergies from the acquisition of the RSNs.

The success of the acquisition of the RSNs will depend, in part, on our ability to realize the anticipated benefits and synergies from integrating the acquired RSN's assets with our existing business. To realize these anticipated benefits, the businesses must be successfully combined.

We may be required to make unanticipated capital expenditures or investments in order to maintain, integrate, improve or sustain operations, or take unexpected write-offs or impairment charges resulting from the RSN Acquisition. Further, we may be subject to unanticipated or unknown liabilities relating to the assets. If any of these factors occur or limit our ability to integrate the businesses successfully or on a timely basis, the expectations of our future financial conditions and results of operations might not be met.

In addition, we believe that we can achieve run rate production and programming synergies over the next five years. We plan to achieve a significant portion of those synergies by modernizing production facilities and technology and the remainder by leveraging our programming to drive reductions in programming costs. However, our plans to modernize production facilities and technology may not achieve the savings we anticipate, and we may not be successful in negotiating agreements or taking other steps to reduce programming costs. Any failure to achieve our anticipated synergies could have an adverse effect on results of operations for future periods. In addition, we expect to incur costs to achieve these synergies, and those costs could exceed the costs that we expect, which could also adversely affect the results of operations.

Our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.

Our ability to generate revenues is dependent upon media rights agreements with professional sports teams. As of December 31, 2019, we had a weighted average remaining life of 10 years under our exclusive media rights agreements. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are to renew such agreements, our results of operations could be adversely affected if increases in sports programming rights costs outpace increases in affiliate fee and advertising revenues. In addition, one or more of these sports teams may seek to establish their own programming network or join one of our competitor's networks or regional sports network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Also, there is a risk that certain rights can be distributed via digital rights and the RSNs would not have the same monetization for such rights.

Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The governing bodies of the MLB, NBA and NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”), which could have a material negative effect on our business and results of operations. For example, the League Rules define the territories in which we may distribute games of the teams in the applicable league. Changes to the League Rules, or the adoption of new League Rules, could affect our media rights agreements with the various teams and as consequence have a material negative effect on our business and results of operations. For example, the leagues may give digital rights to other distributors may allocate more games for national feeds or other distributors and/or incentivize participation in league-controlled sports networks.

The value of these media rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute programming for such team. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect us and our results of operations. In addition, our affiliation agreements with MVPDs typically include certain remedies in the event our networks fail to meet a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and our results of operations.

Our sports segment’s success depends on affiliate fees we receive, the loss of which or renewal of which on less favorable terms may have a material negative effect on us and our results of operations.

Our sports segment’s success is dependent upon the existence and terms of our agreements with MVPDs, OTT and other streaming distributors. Our existing agreements for our programming networks expire at various dates. Given the relatively short-term nature of our existing agreements, a number of agreements with MVPDs are up for renewal and under negotiation at any given time. We cannot provide assurances that we will be able to renew these affiliation agreements or obtain terms as attractive as our existing agreements in the event of a renewal. In addition, some of the affiliation agreements also include so-called "most favored nations" provisions which require that certain terms (including, potentially, the material terms) of such agreements are no less favorable than those provided to any similarly situated MVPD. If triggered, these most favored nations provisions could cause our payments or other obligations under those agreements to increase, which could result in our inability to achieve the originally anticipated benefits of such agreements.

Affiliate fees constitute the substantial majority of our sports segment revenues. For the quarter ended December 31, 2019, sports segment affiliate fees constituted 92% of our sports segment revenue and 45% of our consolidated total revenue. Changes in affiliate fee revenues generally result from a combination of changes in rates, subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of, or reduction in carriage of, our programming networks, would adversely affect our affiliate fee revenue. For example, distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See "-If the rate of decline in the number of subscribers to MVPD services increases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material negative effect on our affiliate fee revenue." In some cases, subscribers may decide to "cut the cord" and not subscribe to MVPD or other streaming services, which would result in a decline in affiliate fees.

Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year on our networks. If we were unable to meet these criteria, we could become subject to remedies available to the distributors, which may include fee reductions, rebates or refunds and/or termination of these agreements.

In addition, under certain circumstances, an existing agreement may expire and we may have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. For example, our affiliation agreement with Dish Network Corporation (Dish) expired on July 26, 2019. For the twelve months ended June 30, 2019, revenue from Dish and its OTT service, Sling TV, accounted for 12% of the sports segment’s affiliate fee revenues. While distributors may continue to carry the services in certain of these circumstances until the execution of definitive renewal or replacement agreements (or until we or the distributor determine that carriage should cease), distributors may instead elect to stop carrying, or "blackout," the services upon the expiration of an agreement. For example, upon the expiration of the Dish affiliation agreement, Dish stopped broadcasting Sinclair's RSNs and such blackout continues. While we continue to negotiate with Dish, we cannot predict whether we will reach an agreement or whether such agreement will be on terms as favorable to us as the terms of our prior agreement with Dish. Thus, we cannot predict how long the Dish blackout might last. Whether distributors continue to carry the services or not during the renegotiation of our agreement with them, an expiration of an existing agreement without a renewal or replacement thereof may materially adversely affect our business.

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

We have invested in a number of our RSNs through joint ventures with certain teams, and we may form additional joint ventures in the future. As of December 31, 2019, we were joint venture partners with six teams in the RSNs that distribute content for each respective team. The nature of the joint ventures requires us to consult with and share certain decision-making powers with unaffiliated third parties. Further, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected.

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

•	OTT and other emerging technologies and their potential impact on cord-cutting;

•	the impact of MVPDs and OTT distributors not offering our networks or offering "skinny" programming bundles that may not include all programming of our networks;

•	changes in pricing and sellout levels;

•	other factors that may be beyond our control;

•	the ability of our salespeople to sell and market our content;

•	our ability to compete with MVPDs that are selling the advertising time that we provide them, which they are able to bundle with other sports and other geographic locations; and

•	advertisers' desire to message to our viewer demographic.

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

We may need to obtain FCC-regulated licenses for RSN video distribution.

Our RSNs require use of certain uplinks and downlink facilities for video distribution. Such facilities are licensed by the FCC and subject to FCC regulations. We do not currently own any such authorizations and have entered a transition services agreement whereby a third party, as the FCC-licensee of existing uplink and downlink licenses, provides services related to these authorizations. Upon termination or expiration of the transition services agreement, we may need to acquire such authorizations from the current licensee or obtain new authorizations. In either case, the Company would need to apply for and obtain prior FCC consent. From time to time, the FCC places limits or holds on applications related to such authorizations, and we cannot guarantee that the FCC will grant our applications.

Risks relating to our indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $12,438 million at December 31, 2019, compared to the book value of shareholders' equity of $1,694 million on the same date.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of equity interests in our RSNs, other material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Sinclair Television Group, Inc. (STG) Bank Credit Agreement, the Diamond Sports Group, LLC (DSG) Bank Credit Agreement, and each of the indentures that govern the notes will restrict our ability to dispose of assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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
Interest rates may increase in the future. As a result, interest rates on the obligations under the STG Bank Credit Agreement and the DSG Bank Credit Agreement or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2019, approximately $5,917 million principal amount of our debt relates to the STG Bank Credit Agreement and the DSG Bank Credit Agreement, in each case subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

The phase-out of LIBOR could affect interest rates under our variable rate debt.
LIBOR is used as a reference rate under the STG Bank Credit Agreement and the DSG Bank Credit Agreement. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on the STG Bank Credit Agreement and the DSG Bank Credit Agreement may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
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

Future financing arrangements may contain additional restrictions and tests.  In addition, the limited liability company agreement governing the terms of the Redeemable Subsidiary Preferred Equity will also restrict Diamond Sports Holdings LLC's (DSH) and its subsidiaries' ability to pay dividends and make distributions relating to our other capital stock, and future issuances of equity by DSH. All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.

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

Certain of our debt agreements will contain cross-default provisions with other debt, which means that a default under certain of our debt instruments may cause a default under such other debt. As of the date of this Annual Report on Form 10-K, a default under the DSG Senior Notes or DSG Bank Credit Agreement would not trigger a cross-default under the STG Bank Credit Agreement or the STG Senior Notes (as defined below), or vice versa.

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

The total assets, net income and attributable EBITDA of our subsidiary guarantors of the DSG Notes may decrease substantially if our existing subsidiary guarantors cease to be wholly-owned as a result of the issuance of equity of the subsidiaries to third parties.

As of December 31, 2019, we are joint venture partners with six teams in the RSNs that distribute content for each respective team. In connection with our efforts to renew our existing media rights agreements, we may enter into new agreements that provide our joint venture partners or other investors a minority equity interest in the RSNs that are currently wholly-owned. Such RSNs would not be wholly-owned by us, and because the indentures that govern the DSG Senior Notes only requires wholly-owned subsidiaries to guarantee the DSG Senior Notes, such RSNs would no longer be required to guarantee the DSG Senior Notes. As a result, the total assets, net income and attributable EBITDA of our non-guarantor subsidiaries could increase substantially, which could have a materially adverse effect on our ability to meet our obligations under the DSG Senior Notes.

Our joint venture agreements contain provisions which may result in cash payments that would reduce our ability to repay our obligations under our indebtedness.

Our joint venture agreements contain certain provisions which may result in cash payments that would decrease our available cash and may reduce our ability to repay our obligations under our indebtedness.

For example, as of December 31, 2019, our joint venture agreements with three teams contained provisions by which we were or may become contractually obligated, at the team's option, to purchase a portion of or all of the team's equity interest in the joint venture at a pre-determined price. If additional teams exercise their put rights pursuant to the joint venture agreements, it would require us to make cash payments that would decrease our available cash and may reduce our ability to repay our obligations under our indebtedness, including the Notes. In January 2020, one of these teams exercised their right to sell their interest to the Company for $376 million.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

We own and lease facilities consisting of offices, studios, sales offices, and tower and transmitter sites throughout the U.S.  Our owned and leased transmitter and tower sites are located in areas to provide maximum signal coverage to our stations’ markets. We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations. We believe that no one property represents a material amount of the total properties owned or leased.

ITEM 3.                                    LEGAL PROCEEDINGS

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business.  Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.

See Litigation within Note 13. Commitments and Contingencies within the Consolidated Financial Statements for discussion related to certain class action lawsuits filed in United States District Court against the Company, Tribune Media Company, Tribune Broadcasting Company, LLC, Hearst Communications, Inc., Gray Television, Inc., Nexstar Media Group, Inc., Tegna, Inc. and other defendants that are unnamed.

See Litigation within Note 13. Commitments and Contingencies within the Consolidated Financial Statements for discussion related to the Tribune Complaint.

ITEM 4.                                    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is listed for trading on the NASDAQ stock market under the symbol "SBGI".  Our Class B Common Stock is not traded on a public trading market or quotation system.

As of February 26, 2020, there are approximately 43 shareholders of record of our Class A common stock.  Many of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.
In February 2020, we declared a quarterly cash dividend of $0.20 per share.

See Note 3. Stock-Based Compensation Plans within the Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2014 through December 31, 2019. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2014 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Sinclair Broadcast Group, Inc.	100.00	121.60	127.48	147.74	105.39	135.98
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Telecommunications Index	100.00	97.52	102.36	127.62	127.16	142.60

Stock Repurchases

The following table summarizes repurchases of our stock in the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
10/01/19 – 10/31/19	—	$—	—	$—
11/01/19 – 11/30/19	449,099	$35.54	449,099	$727
12/01/19 – 12/31/19	113,194	$34.93	113,194	$723

(a)	All repurchases were made in open-market transactions.

(b)
On August 9, 2018, the Board of Directors authorized an additional $1 billion share repurchase authorization, in addition to the previous repurchase authorization of $150 million. There is no expiration date and currently, management has no plans to terminate this program. As of December 31, 2019, the remaining authorization under the program was $723 million.

ITEM 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements.

The information below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

STATEMENTS OF OPERATIONS DATA
(In millions, except per share data)

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Media revenues (a)	$4,046	$2,919	$2,567	$2,521	$2,030
Non-media revenues	194	136	69	102	96
Total revenues	4,240	3,055	2,636	2,623	2,126
Media programming and production expenses	2,073	1,191	1,064	956	733
Media selling, general and administrative expenses	732	630	534	502	432
Depreciation and amortization (b)	424	280	276	282	265
Amortization of program contract costs and net realizable value adjustments	90	101	116	128	125
Non-media expenses	156	122	75	85	84
Corporate general and administrative expenses	387	111	113	74	64
Gain on asset dispositions and other, net of impairment	(92)	(40)	(279)	(6)	1
Operating income	470	660	737	602	422
Interest expense and amortization of debt discount and deferred financing costs	(422)	(292)	(212)	(211)	(191)
Loss from extinguishment of debt	(10)	—	(1)	(24)	—
(Loss) income from equity method investments	(35)	(61)	(14)	1	1
Other income, net	6	3	9	4	2
Income before income taxes	9	310	519	372	234
Income tax benefit (provision)	96	36	75	(122)	(58)
Net income	105	346	594	250	176
Net income attributable to redeemable noncontrolling interests	(48)	—	—	—	—
Net income attributable to noncontrolling interests	(10)	(5)	(18)	(5)	(5)
Net income attributable to Sinclair Broadcast Group	$47	$341	$576	$245	$171
Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$0.52	$3.38	$5.77	$2.62	$1.81
Diluted earnings per share	$0.51	$3.35	$5.72	$2.60	$1.79
Dividends declared per share	$0.80	$0.74	$0.72	$0.71	$0.66

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$1,333	$1,060	$681	$260	$150
Total assets	$17,370	$6,572	$6,784	$5,963	$5,432
Total debt (c)	$12,438	$3,893	$4,049	$4,204	$3,854
Redeemable noncontrolling interests	$1,078	$—	$—	$—	$—
Total equity	$1,694	$1,600	$1,534	$558	$500

(a)	Media revenues include distribution revenue, advertising revenue, and other media related revenues.

(b)	Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

(c)	Total debt is defined as notes payable, finance leases, and commercial bank financing, including the current and long-term portions.

ITEM 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors.

Overview

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

Executive Overview — a description of our business, summary of significant events and financial highlights from 2019, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2019, 2018, and 2017, including comparisons between years and certain expectations for 2020; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy, and a summary of our contractual cash obligations and off-balance sheet arrangements.

EXECUTIVE OVERVIEW

We are a diversified television media company with national reach and a strong focus on providing high-quality content on our local television stations, regional sports networks, and digital platforms. This content consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us. Additionally, we own digital and internet media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

We have two reportable segments: local news and marketing services and sports. Our local news and marketing services segment is comprised of our television stations. Our sports segment is comprised of our regional sports networks. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within other. Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location. Other and corporate are not reportable segments.

STG, for which certain assets and results of operations are included in the local news and marketing services segment and which is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the STG Bank Credit Agreement, the STG 5.625% Notes, STG 5.125% Notes, STG 5.875% Notes, and STG 5.500% Notes (the STG notes are collectively referred to as, the “STG Senior Notes"). SBG is a guarantor under all of the STG debt instruments. DSG, for which certain assets and results of operations are included in the sports segment and which is a wholly owned subsidiary of SBG, is the primary obligor under the DSG Bank Credit Agreement, the DSG 5.375% Secured Notes, and the DSG 6.625% Notes. Neither SBG, STG, or any of STG's subsidiaries is a guarantor under any of the DSG debt instruments. Our Class A Common Stock and Class B Common Stock remain securities of SBG and not obligations or securities of STG or DSG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report.

Summary of Significant Events and Financial Highlights from 2019

Transactions

•
In August 2019, the Company completed the acquisition of controlling equity interests in 21 Regional Sports Networks and Fox College Sports from Disney for an aggregate     purchase price of $9,817 million including certain adjustments. This is the largest collection of regional sports networks in the United States and expanded the Company's focus on local sports. The transaction was funded through a combination of debt financing raised by DSG and STG as described in Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements and Redeemable Subsidiary Preferred Equity under Note 10. Redeemable Noncontrolling Interests within the Consolidated Financial Statements.

•
In August 2019, the Company, as part of a consortium led by Yankee Global Enterprises, acquired a 20% equity interest in the YES Network for $346 million. See YES Network Investment under Note 6. Other Assets within the Consolidated Financial Statements for further discussion.

•
In December 2019, the Company increased its investment in Stadium, a multi-platform sports network featuring exclusive live and on-demand games and events, extensive highlights, and daily live studio programming.

•	In January 2020, a minority partner in one of our RSNs exercised their right to sell the entirety of their non-controlling interest to the Company for $376 million.

Television and Digital Content

•
In January 2019, the Company launched STIRR, a free, ad-supported streaming app that includes access to national news, sports, entertainment and digital first channels, a robust video on demand library and a new local channel featuring programming based on a user's location, ensuring that viewers can access the local news and lifestyle programming that is relevant to their everyday life.

•	In January 2019, the Company, the licensees of stations to which the Company provides services, and NBC entered into multi-year renewals of NBC affiliates in 13 markets.

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

•
In February 2019, the Company and the Cubs announced the formation of a joint venture that will own and operate Marquee. Marquee debuted February 22, 2020 with the airing of the Cubs’ first Spring Training game and is the Chicago-region’s exclusive network for fans to view live Cubs games, exclusive Cubs content, and other local sports programming. In addition to the execution of the joint venture agreement, the Cubs simultaneously entered into a long-term rights agreement with Marquee.

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

•	During 2019, the Company’s newsrooms were honored with a total of 386 national and regional journalism awards and accolades.

•
In January 2020, STIRR launched an original channel, "2020 LIVE", to offer a continuous stream of live election coverage, giving viewers live access to daily campaign event feeds from across the country, including town hall meetings and stump speeches.

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

•
In October 2019, the Company entered into a multi-year agreement with Mediacom for the carriage of Marquee. The companies also agreed to extend the existing carriage agreements for the Acquired RSNs, as well as the YES Network, through the same multi-year term.

•
In December 2019, Comcast extended its affiliation agreement with Fox Sports Detroit, extending the agreement to be co-terminus with the Company’s remaining sports segment affiliation agreements with Comcast.

•	In January 2020, the Company reached an agreement in principle to renew ten affiliation agreements with FOX Broadcasting Company.

•
In February 2020, Marquee announced a carriage agreement with Hulu. Including Hulu and previously announced agreements with over-the top platform AT&T TV Now and traditional MVPDs Charter, AT&T U-Verse, DirecTV, and Mediacom, Marquee has signed affiliation agreements with 43 distributors.

NEXTGEN TV

•
In January 2019, ONE Media 3.0, LLC, a subsidiary of the Company, and Saankhya Labs in collaboration with VeriSilicon and Samsung Foundry announced the completed design and development of a mobile chip die that supports NEXTGEN TV and other global standards. The compact design and low power operation make it a preferred receive device for mobile and portable applications. Reference designs are underway that will be used with cell phones and tablet devices.

•
In January 2019, the Company, SK Telecom and Harman signed a Memorandum of Understanding to jointly develop and commercialize digital broadcasting network-based automotive electronics technology for global markets.

•
In April 2019, a broad contingent of broadcasters announced the deployment of NEXTGEN TV in approximately 60 U.S. markets by the end of 2020. This includes dozens of markets in which the Company's stations will be participating in the deployment.

•	In July 2019, the Company's ONE Media 3.0 subsidiary announced an agreement with Saankhya Labs to accelerate the development of a 5G Next Generation Broadcast Offload Platform.

•
In October 2019, ONE Media and Saankhya Labs demonstrated the expanded capabilities and integration of the NEXTGEN TV platform with the wireless industry’s deployment of 5G and its existing 4G networks at the India Mobile Congress and Mobile World Congress.

•	In January 2020, the Company and SK Telecom announced Cast.era, a joint venture focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.

•
In February 2020, the Company became a member of Pearl TV, a business organization of U.S. broadcast companies with a shared interest in exploring forward-looking broadcasting opportunities, including innovative ways of promoting local broadcast TV content and developing digital media and wireless platforms for the broadcast industry.

Financing, Capital Allocation, and Shareholder Returns

•
In August 2019, STG issued a seven-year incremental term loan facility in an aggregate principal amount of $600 million, the proceeds of which were used, with cash on hand, to redeem, in full, $600 million of STG's 5.375% Senior Unsecured Notes due 2021. The 5.375% Notes were called at 100% of their par value. See STG Bank Credit Agreement under Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

•
In November 2019, STG issued senior notes in an aggregated principal amount of $500 million, which bear interest at a rate of 5.500% per annum and mature on March 1, 2030. The net proceeds were used, plus cash on hand, to redeem STG's 6.125% senior unsecured notes due 2022 in an aggregate principal amount of $500 million. See STG Senior Unsecured Notes under Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.

•
In December 2019, we redeemed 300,000 units of redeemable subsidiary preferred equity for an aggregate redemption price equal to $300 million plus accrued and unpaid dividends. See Redeemable Subsidiary Preferred Equity under Note 10. Redeemable Noncontrolling Interests within the Consolidated Financial Statements for further discussion.

•	For the year ended December 31, 2019, we repurchased approximately 5 million shares of Class A Common Stock for $145 million.

•	For the year ended December 31, 2019, we paid dividends of $0.80 per share. In February 2020, we declared a quarterly cash dividend of $0.20 per share.

•
In January 2020, we redeemed 200,000 units of redeemable subsidiary preferred equity for an aggregate redemption price equal to $200 million plus accrued and unpaid dividends. See Redeemable Subsidiary Preferred Equity under Note 10. Redeemable Noncontrolling Interests within the Consolidated Financial Statements for further discussion.

Other Legal and Regulatory

•
In March 2019, the Federal Communications Commission's administrative law judge dismissed with prejudice the July 2018 hearing designation order related to the Company’s terminated acquisition of Tribune.

•
In January 2020, the Company and Nexstar agreed to settle the outstanding lawsuit between the Company and Tribune Media Company, which Nexstar acquired in September 2019. See Litigation under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

•
In August 2019, the Company promoted Mark Aitken from Vice President to Senior Vice President of Advanced Technology, responsible for the Company’s development and deployment of next-gen technologies such as NEXTGEN TV, and promoted Scott Shapiro from Vice President to Senior Vice President of Corporate Development, responsible for driving forward the Company's vision through acquisitions and external investments.

•
In November 2019, the Company named Robert Weisbord President of the Local News & Marketing Services division effective January 1, 2020 and announced the retirement of Steven Marks, Executive Vice President & Chief Operating Officer of the Company's TV Group effective December 31, 2019.

•
In December 2019, and in keeping with the Company’s goal to become the employer of choice, the Company announced that its minimum hourly wage would increase to $15 for all applicable employees, effective December 29, 2019.

•
In January 2020, Sinclair opened its Broadcast Diversity Scholarship for applications. Since launching the scholarship program, Sinclair has distributed over $148,000 in financial assistance to students demonstrating a promising future in the broadcast industry.

•
In February 2020, the Company promoted Lucy Rutishauser to Executive Vice President & Chief Financial Officer, Del Parks to Executive Vice President & Chief Technology Officer, Don Thompson to Executive Vice President & Chief Human Resources Officer, Scott Shapiro to Senior Vice President/Chief Development Officer, Brian Bark to Senior Vice President/Chief Information Officer, and Don Roberts to VP/Sports Engineering and Production Systems.

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

•	The MVPD industry has continued to undergo significant consolidation, which gives top distributors purchase power.

•
The vMVPDs have continued to gain increasing importance and have quickly become a critical segment of the market. These vMVPDs offer a limited number of networks at a significantly lower price point as compared to the traditional cable offering.

•	The traditional MVPD industry continues to experience a decline in subscribers, which is partially offset by growth in subscribers of vMVPDs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, program contract costs, sports programming rights, income taxes, variable interest entities, and transactions with related parties.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

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

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television, RSN, and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees; to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

The Company generates distribution revenue through fees received from MVPDs, vMVPDs, and OTT providers for the right to distribute our broadcast channels and cable networks on their distribution platforms. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2019, our consolidated balance sheet includes $4,716 million and $158 million of goodwill and indefinite-lived intangible assets, respectively.

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

For our annual goodwill and indefinite-lived intangibles impairment tests in 2019, 2018, and 2017, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments. For one reporting unit in 2019, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value.

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

Program Contract Costs.  As discussed in Television Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the program is available for its first showing or telecast.  These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value (NRV), management estimates future advertising revenue, net of sales commissions, to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation.  If our estimates of future advertising revenues decline, amortization expense could be accelerated or NRV adjustments may be required.

Sports Programming Rights.  As discussed in Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we have multi-year program rights agreements that provide the Company with the right to produce and telecast professional sports games within a specified territory in exchange for an annual rights fee. A prepaid asset is recorded for rights acquired related to future games upon payment of the contracted fee. The assets recorded for the acquired rights are classified as current or non-current based on the period when the games are expected to be aired. Liabilities are recorded for any program rights obligations that have been incurred but not yet paid at period end.  We amortize these programing rights over each season based upon contractually stated rates. Amortization is accelerated in the event that the stated contractual rates over the term of the rights agreement results in an expense recognition pattern that is inconsistent with the projected growth of revenue over the contractual term.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2019 and 2018, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions and we record a liability for unrecognized tax benefits when such tax positions do not meet the “more-likely-than-not” threshold.  Significant judgment is required in determining whether a tax position meets the “more-likely-than-not” threshold, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements.  Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  See Note 12. Income Taxes within the Consolidated Financial Statements, for further discussion of accrued unrecognized tax benefits.

Variable Interest Entities (VIEs).  As discussed in Note 14. Variable Interest Entities within the Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services pursuant to arrangements, including LMAs, JSAs, and SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs. We have determined that certain RSN joint ventures are VIEs. We are the primary beneficiary of those RSN joint ventures because we have the power to direct the activities which significantly impact the economic performance of certain regional sports networks, including sales and certain operational services and because we absorb losses and returns that would be considered significant to the VIEs.

Transactions with Related Parties. We have determined that we conduct certain business-related transactions with related persons or entities. See Note 15. Related Person Transactions within the Consolidated Financial Statements for discussion of these transactions.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a discussion of recent accounting policies and their impact on our financial statements.

RESULTS OF OPERATIONS

The results of the Acquired RSNs and stations are included in our results of operations from their respective dates of acquisition. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion. Unless otherwise indicated, references in this discussion and analysis to 2019, 2018, and 2017 are to our fiscal years ended December 31, 2019, 2018, and 2017, respectively.  Additionally, any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, and December 31, respectively, for the year being discussed.  We have two reportable segments, local news and marketing services and sports that are disclosed separately from our other and corporate activities.

Seasonality / Cyclicality

The operating results of our local news and marketing services segment are usually subject to cyclical fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections.  Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters’ because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our sports segment are usually subject to cyclical fluctuations based on the timing and overlap of the seasons for professional baseball, basketball, and hockey. Usually, the second and third quarter operating results are higher than first and fourth quarters.

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2019, 2018, and 2017 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2019	2018	2017
Media revenues	$4,046	$2,919	$2,567
Non-media revenues	194	136	69
Total revenues	4,240	3,055	2,636
Media programming and production expenses	2,073	1,191	1,064
Media selling, general and administrative expenses	732	630	534
Depreciation and amortization	424	280	276
Amortization of program contract costs and net realizable value adjustments	90	101	116
Non-media expenses	156	122	75
Corporate general and administrative expenses	387	111	113
Gain on asset dispositions and other, net of impairments	(92)	(40)	(279)
Operating income	$470	$660	$737
Net income attributable to Sinclair Broadcast Group	$47	$341	$576

LOCAL NEWS AND MARKETING SERVICES SEGMENT

The following table sets forth our revenue and expenses for our local news and marketing services segment, previously referred to as our broadcast segment, for the years ended December 31, 2019, 2018, and 2017 (in millions):

				Percent Change Increase / (Decrease)
	2019	2018	2017	‘19 vs.‘18	‘18 vs.‘17
Revenue:
Distribution revenue	$1,341	$1,186	$1,033	13%	15%
Advertising revenue	1,268	1,484	1,315	(15)%	13%
Other media revenue (a)	46	45	46	2%	(2)%
Media revenues	$2,655	$2,715	$2,394	(2)%	13%

Operating Expenses:
Media programming and production expenses	$1,173	$1,081	$965	9%	12%
Media selling, general and administrative expenses	552	530	470	4%	13%
Amortization of program contract costs and net realizable value adjustments	90	101	116	(11)%	(13)%
Corporate general and administrative expenses	144	100	101	44%	(1)%
Depreciation and amortization expenses	245	251	244	(2)%	3%
Gain on asset dispositions and other, net of impairment	(62)	(100)	(226)	(38)%	(56)%
Operating income	$513	$752	$724	(32)%	4%

(a) - Excludes $35 million of intercompany revenue related to certain services provided to the sports segment under a management services agreement as it is eliminated in consolidation.

Revenues

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $155 million in 2019 when compared to the same period in 2018. The increase was primarily due to an increase in rates, partially offset by a decrease in subscribers.

Distribution revenue increased $153 million in 2018 when compared to the same period in 2017, of which $28 million was related to stations not included in the same period of 2017. The remaining increase was primarily due to an increase in rates, partially offset by a decrease in subscribers.

Advertising revenue.  Advertising revenue decreased $216 million in 2019, when compared to 2018. The decrease is primarily related to a decrease in political advertising revenue of $221 million, as 2018 was a political year. These decreases were partially offset by increases in certain categories, notably home products and services.

Advertising revenue increased $169 million in 2018, when compared to the same period in 2017. The increase is primarily related to an increase in political advertising revenue of $221 million, as 2018 was a political year and $33 million related to stations not included in the same period in 2017. These increases were partially offset by decreases in certain categories, notably $38 million in automotive, $20 million in food, $18 million in home products, and $7 million in schools due to political crowding out, the Super Bowl being carried on fewer of our stations than in the prior year, and the Olympics which is carried on NBC.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the Twelve Months Ended December 31,
	2019	2018	2017
Local news	33%	34%	32%
Syndicated/Other programming	29%	28%	30%
Network programming (a)	24%	25%	25%
Sports programming	11%	10%	10%
Paid programming	3%	3%	3%

(a) - Excludes sports programming provided by networks.

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2019, 2018, and 2017:

	# of	Percent of Advertising Revenue for the Twelve Months Ended December 31,
	Channels (a)	2019	2018	2017
ABC	41	30%	29%	29%
FOX	59	25%	24%	25%
CBS	30	20%	20%	20%
NBC	24	13%	16%	13%
CW	48	6%	6%	7%
MNT	39	4%	4%	5%
Other (b)	388	2%	1%	1%
Total	629

(a)
See Television Markets and Stations within Item 1. Business for further detail on our channels. We acquired certain television stations during 2017, with a variety of network affiliations, which affects the year-over-year comparability of revenue by affiliate. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of stations acquired.

(b)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Expenses

Media programming and production expenses.  Media programming and production expenses increased $92 million during 2019 compared to 2018, which is primarily related to increases in fees pursuant to network affiliation agreements.

Media programming and production expenses increased $116 million during 2018 compared to 2017, of which $26 million related to stations not included in the same period of 2017, $108 million from increases in fees pursuant to network affiliation agreements, and a $12 million increase in employee compensation cost and retirement benefits. These increases were partially offset by a $17 million decrease in fees related to rating services and other decreases in marketing and advertising cost, production cost, and outside services.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses increased $22 million during 2019 compared to 2018. The increase is primarily due to a $13 million increase in third-party fulfillment costs from our digital business due to higher revenues and product mix, a $6 million increase related to regulatory cost, and $10 million increase related to employee compensation cost. These increases were partially offset by a $11 million decrease in national sales commissions.

Media selling, general and administrative expenses increased $60 million during 2018 compared to 2017. The increase is primarily due to $13 million of expenses related to stations not included in the same period in 2017, a $11 million increase in third-party fulfillment costs from our digital business, a $9 million increase related to employee compensation cost and retirement benefits, a $9 million increase in information technology costs, and a $12 million increase in certain costs related to higher advertising sales, such as commissions and transaction processing costs.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $11 million during 2019 compared to 2018. The decrease is primarily due to $11 million related to the timing of amortization on long term contracts and reduced renewal costs.

The amortization of program contract costs decreased $15 million during 2018 compared to 2017. The decrease is primarily due to the timing of amortization on long term contracts and a decrease in program renewal costs, partially offset by $2 million of amortization related to the stations not included in the same period of 2017.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $6 million during 2019 compared to 2018, primarily related to $3 million of depreciation and amortization related to assets retired during 2019.

Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $7 million during 2018 compared to 2017, primarily related to $12 million from stations not included in the same period of 2017, partially offset by $6 million of depreciation and amortization related to assets retired during 2018.

Gain on asset dispositions and other, net of impairments. During 2019 and 2018, we recorded a gain of $62 million and $6 million, respectively, primarily related to reimbursements from the FCC spectrum repack. For the year ended 2018, we recorded a gain of $83 million associated with the sale of broadcast spectrum in the broadcast incentive auction. See Broadcast Incentive Auction within Note 2. Acquisitions and Dispositions of Assets for further discussion of the broadcast incentive auction and FCC spectrum repack.

SPORTS SEGMENT

Our sports segment reflects the results of our 21 regional sports network brands acquired during the year ended December 31, 2019, Marquee, and a 20% equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of 45 professional sports teams.

The following table sets forth our revenue and expenses for our sports segment for the period from August 23, 2019 to December 31, 2019 (in millions):

2019
Revenue:
Distribution revenue	$1,029
Advertising revenue	103
Other media revenue	7
Media revenue	$1,139

Operating Expenses:
Media programming and production expenses	$769
Media selling, general and administrative expenses (a)	55
Depreciation and amortization expenses	157
Corporate general and administrative	93
Operating income	$65
Income from equity method investments	$18

(a) - Excludes $35 million of intercompany expense related to certain serviced provided by the local news and marketing services segment under a management services agreement, as it is eliminated in consolidation.

Media revenue. Media revenue was $1,139 million for the year ended December 31, 2019 and is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from MVPDs for the right to distribute our RSNs. Advertising revenue is primarily generated from sales of commercial time within the regional sports networks' programming.

Media programming and production expenses. Media programming and production expenses were $769 million for the year ended December 31, 2019 and are primarily related to $673 million of amortization of our sports programming rights with MLB, NBA, and NHL teams and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were $55 million for the year ended December 31, 2019 and are primarily related to employee compensation cost and advertising expenses.

Depreciation and amortization. Depreciation and amortization expense was $157 million for the year ended December 31, 2019 and is related to the depreciation of definite-lived assets and other assets.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity method investments for the year ended December 31, 2019 was $18 million and is primarily related our investment in YES, which was acquired in August 2019.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the years ended December 31, 2019, 2018, and 2017 (in millions):

				Percent Change Increase / (Decrease)
	2019	2018	2017	‘19 vs.‘18	‘18 vs.‘17
Revenue:
Distribution revenue	$130	$113	$107	15%	6%
Advertising revenue	109	75	54	45%	39%
Other media revenues	13	16	12	(19)%	33%
Media revenues	$252	$204	$173	24%	18%
Non-media revenues	$194	$136	$69	43%	97%

Operating Expenses:
Media expenses	$256	$210	$163	22%	29%
Non-media expenses	$156	$122	$75	28%	63%
Corporate general and administrative expenses	$1	$1	$1	—%	—%
(Gain) loss on asset dispositions and other, net of impairments	$(4)	$60	$(53)	n/m	n/m
Operating income (loss)	$15	$(82)	$25	118%	(428)%
Loss from equity method investments	$(53)	$(61)	$(14)	(13)%	n/m

n/m — not meaningful
Revenue. Media revenue increased $48 million during 2019 compared to 2018. The increase for both periods is primarily related to an increase in distribution and advertising revenue related to our owned networks. Non-media revenue increased $58 million during 2019 when compared to 2018 and is primarily related to an increase in broadcast equipment sales and services, partially offset by decreased sales from our real estate development projects. Media revenue increased by $31 million during 2018 compared to 2017. The increase is primarily related to an increase in advertising revenue mostly related to the expansion of our non-broadcast digital initiatives and certain owned networks, and an increase in Tennis distribution revenues. Non-media revenue increased $67 million during 2018 when compared to 2017 and is primarily related to an increase in broadcast equipment sales, partially offset by a decrease associated with the sale of a consolidated investment in an alarm monitoring business in March 2017.

Expenses. Media expenses increased $46 million for both 2019 and 2018 when compared to the previous year. The increase is primarily related to our owned networks and our non-broadcast digital initiatives. Non-media expenses increased $34 million and $47 million during 2019 and 2018, respectively when compared to the previous year. The increase is primarily related to broadcast equipment business and services, primarily due to higher sales.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

(Gain) loss on asset dispositions and other, net of impairments. During the year ended 2018, we recorded a non-cash impairment of $60 million related to a real estate development project. During the year ended 2017, we recognized a gain of $53 million related to the sale of Alarm. See Alarm Funding Sale under Note 2. Acquisitions and Dispositions of Assets within our consolidated financial statements.

Loss from equity method investments. Losses from equity method investments for the year ended December 31, 2018 increased by $47 million when compared to 2017 and is primarily related to investments in sustainability initiatives.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the years ended December 31, 2019, 2018, and 2017 (in millions):

				Percent Change Increase/ (Decrease)
	2019	2018	2017	‘19 vs.‘18	‘18 vs.‘17
Corporate general and administrative expenses	$387	$111	$113	249%	(2)%
Interest expense and amortization of debt discount and deferred financing costs	$422	$292	$212	45%	38%
Loss from extinguishment of debt	$10	$—	$1	n/m	n/m
Income tax benefit	$96	$36	$75	167%	(52)%
Net income attributable to redeemable noncontrolling interests	$(48)	$—	$—	n/m	n/m
Net income attributable to noncontrolling interests	$(10)	$(5)	$(18)	100%	(72)%

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $276 million in 2019 compared to 2018. The increase is primarily due to a $187 million increase in legal, litigation, and regulatory costs, primarily related to the acquisition of the RSNs, $73 million in consulting fees and transaction costs, primarily related to the financing of the acquisition of the RSNs, and a $14 million increase in employee compensation cost.

Corporate general and administrative expenses decreased by $2 million in 2018 compared to 2017 primarily related to a $7 million decrease to employee compensation cost primarily due to one-time bonuses paid in 2017 as a result of the tax law change, partially offset by an increase of $6 million to health insurance costs.

We expect corporate general and administrative expenses to decrease in 2020 compared to 2019 primarily as a result of lower transaction, legal, litigation, and regulatory costs.

Interest expense. The table above and explanations that follows cover total consolidated interest expense. Interest expense increased by $130 million in 2019 compared to 2018. The increase is primarily related to $211 million of acquisition related financing, of which $189 million related to the DSG Senior Notes and DSG Bank Credit Agreement, and $22 million related to a new term loan facility at STG. See Note 7. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion. The increase was partially offset by $79 million in financing ticking fees for the year ended December 31, 2018, associated with the Tribune acquisition, which was subsequently terminated in August 2018.

Interest expense increased by $80 million in 2018 compared to 2017. The increase is primarily related to $79 million in ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition which was subsequently terminated and increased interest expense of $9 million for term loans primarily related to year-over-year increases in LIBOR. The increases were partially offset by a $6 million decrease related to debt financing fees expensed in 2017 related to the amendment of certain terms and extension of the maturity date of Term Loan B under the existing Bank Credit Agreement.

We expect interest expense to increase in 2020 compared to 2019 primarily as a result of the acquisition related financing discussed under Note 7. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements.

Income tax benefit (provision). The 2019 income tax benefit for our pre-tax income of $9 million resulted in an effective tax rate of (1,103.4)%. The 2018 income tax benefit for our pre-tax income (including the effects of noncontrolling interest) of $306 million resulted in an effective tax rate of (11.7)%. The increase in the effective tax rate from 2018 to 2019 is primarily due to greater impact of federal tax credits related to investments in sustainability initiatives and a 2019 benefit related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.

The 2017 income tax benefit for our pre-tax income (including the effects of noncontrolling interest) of $501 million resulted in an effective tax rate of (15.1)%. The increase in the effective tax rate from 2017 to 2018 is primarily due to the 2017 tax benefit of the impact of the re-measurement of our deferred tax assets and liabilities related to the reduction of the U.S. federal tax rate from 35.0% to 21.0% under Tax Cuts and Jobs Act ("Tax Reform") exceeding the tax benefits of the greater 2018 federal tax credits, lower 2018 federal tax rate, and lower 2018 state taxes due to the impact of a change in apportionment on certain state deferred tax liabilities.

As of December 31, 2019, we had a net deferred tax liability of $407 million as compared to a net deferred tax liability of $413 million as of December 31, 2018. The decrease primarily relates to an increase in deferred tax assets associated with settlement and other accruals, partially offset by an increase in deferred tax liabilities resulting from certain partnership activity.

As of December 31, 2019, we had $11 million of gross unrecognized tax benefits. Of this total, $10 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. As of December 31, 2018, we had $7 million of gross unrecognized tax benefits. Of this total, $6 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. We recognized $1 million and $0.3 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2019 and 2018, respectively. See Note 12. Income Taxes within the Consolidated Financial Statements for further information.

Net income attributable to redeemable noncontrolling interests. Net income attributable to redeemable noncontrolling interests was $48 million for the year ended December 31, 2019 which is primarily related to dividends accrued and distributed related to our Redeemable Subsidiary Preferred Equity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had net working capital of approximately $1,779 million, including $1,333 million in cash and cash equivalent balances. Borrowing capacity under our STG Revolving Credit Facility and DSG Revolving Credit Facility was $649 million and $650 million, respectively, as of December 31, 2019. Cash generated by our operations and borrowing capacity under the STG Bank Credit Agreement and DSG Bank Credit Agreement are used as our primary sources of liquidity.

On April 30, 2019, we paid in full the remaining principal balance of $92 million of Term Loan A-2 debt under the STG Revolving Credit Facility, due July 31, 2021.

On August 13, 2019, the Company redeemed, in full, $600 million of STG's 5.375% Senior Unsecured Notes due 2021. The 5.375% Notes were called at 100.0% of their par value. The redemption was funded through a combination of $600 million of STG Term Loan B-2b and cash on hand. See STG Bank Credit Agreement under Note 7. Notes Payable and Commercial Bank Financing within our Consolidated Financial Statements for further discussion.

In conjunction with the acquisition of the RSNs, on August 2, 2019, we issued $3,050 million principal amount of the DSG 5.375% Secured Notes and $1,825 million principal amount of the DSG 6.625% Notes. On August 23, 2019 we entered into an amendment and restatement of the STG Bank Credit Agreement, raising $700 million aggregate principal amount of STG Term Loan B-2a loans and replacing STG's existing revolving credit facility with a new $650 million five-year revolving credit facility. On August 23, 2019, we entered into the DSG Bank Credit Agreement, raising $3,300 million aggregate principal amount of the DSG Term Loans and obtaining a $650 million five-year revolving credit facility. On August 23, 2019, we issued preferred equity of Diamond Sports Holdings for $1,025 million. See DSG Senior Notes, STG Bank Credit Agreement, and DSG Bank Credit Agreement under Note 7. Notes Payable and Commercial Bank Financing, and Redeemable Subsidiary Preferred Equity under Note 10. Redeemable Noncontrolling Interests, within our Consolidated Financial Statements for further discussion.

On November 27, 2019, the Company redeemed, in full, $500 million of STG's 6.125% Senior Unsecured Notes due 2022 for a redemption price, including the outstanding principal amount of the STG 6.125% Notes, accrued and unpaid interest, and a make-whole premium, of $510 million. The redemption was funded by the issuance of $500 million of senior notes, which bear interest at a rate of 5.500% per annum and mature on March 1, 2030, plus cash on hand.

On December 13, 2019 and January 21, 2020, we redeemed 300,000 and 200,000 units of redeemable subsidiary preferred equity for an aggregate redemption price equal to $300 million and $200 million, respectively, plus accrued and unpaid interest.

In January 2020, a minority partner in one of our RSNs exercised their right to sell the entirety of their non-controlling interest to the Company for $376 million. This transaction closed in January 2020.

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

For the year ended December 31, 2019, we were in compliance with all of the covenants related to the STG Bank Credit Agreement, DSG Bank Credit Agreement, STG Senior Notes, and DSG Senior Notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019	2018	2017
Net cash flows from operating activities	$916	$647	$432
Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(156)	$(105)	$(84)
Acquisition of businesses, net of cash acquired	(8,999)	—	(271)
Spectrum repack reimbursements and auction proceeds	62	6	311
Proceeds from the sale of assets	8	2	195
Purchases of investments	(452)	(48)	(63)
Distributions from investments	7	24	32
Other, net	—	3	(6)
Net cash flows (used in) from investing activities	$(9,530)	$(118)	$114
Cash flows (used in) from financing activities:
Proceeds from notes payable and commercial bank financing	$9,956	$4	$166
Repayments of notes payable, commercial bank financing, and finance leases	(1,236)	(167)	(340)
Proceeds from the sale of Class A Common Stock	—	—	488
Proceeds from the issuance of redeemable subsidiary preferred equity, net	985	—	—
Repurchase of outstanding Class A Common Stock	(145)	(221)	(30)
Dividends paid on Class A and Class B Common Stock	(73)	(74)	(71)
Dividends paid on redeemable subsidiary preferred equity	(33)	—	—
Redemption of redeemable subsidiary preferred equity	(297)	—	—
Debt issuance costs	(199)	(1)	(1)
Distributions to noncontrolling interests	(32)	(9)	(22)
Other, net	(39)	3	—
Net cash flows from (used in) financing activities	$8,887	$(465)	$190

Operating Activities

Net cash flows from operating activities increased during the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily due to the acquisition of the RSNs in August 2019 and higher distribution revenues.

Net cash flows from operating activities increased during the year ended December 31, 2018 compared to the same period in 2017.  The increase is primarily due to an increase in cash received from customers driven from an increase in political advertising and distribution revenue.

Investing Activities

Net cash flows used in investing activities increased during the year ended December 31, 2019, compared to the same period in 2018. The increase is primarily related to the acquisition of the RSNs in August 2019, and an increase in net cash invested in debt and equity investments, primarily related to our investment in YES.

Net cash flows from investing activities decreased during the year ended December 31, 2018, compared to the same period in 2017. The decrease is primarily due to the proceeds received in 2017 from the spectrum auction and the sale of Alarm. This decrease was partially offset by the decrease of cash paid related to the acquisition of businesses.

In 2020, we anticipate capital expenditures to increase from 2019. As discussed in Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect a significant amount of these expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows from financing activities increased during the year ended December 31, 2019, compared to the same period in 2018. The increase is primarily related to the issuance of debt and redeemable subsidiary preferred equity for the acquisition of the RSNs, offset by the redemption of the STG 5.375% Notes in August 2019, the STG 6.625% Notes in November 2019, and the redeemable subsidiary preferred equity in December 2019. See Note 7. Notes Payable and Commercial Bank Financing and Note 10. Redeemable Noncontrolling Interests within our Consolidated Financial Statements for further discussion.

Net cash flows from financing activities decreased during the year ended December 31, 2018, compared to the same period in 2017. The decrease is primarily due to a higher volume of Class A Common Stock repurchases in 2018 and the proceeds received from the public offering of Class A Common Stock during the first quarter of 2017.

Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to acquire future programming.

The following table reflects a summary of our contractual cash obligations as of December 31, 2019 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS

	Total	2020	2021-2022	2023-2024	2025 and thereafter
Notes payable, finance leases and commercial bank financing (a)	$17,031	$730	$1,453	$3,174	$11,674
Operating leases	339	51	76	54	158
Programming rights and content (b)	17,798	2,575	4,095	2,913	8,215
Programming services (c)	208	91	77	37	3
Other (d)	450	130	146	64	110
Total contractual cash obligations	$35,826	$3,577	$5,847	$6,242	$20,160

(a)
Includes interest on debt and finance leases, including finance leases payable to related parties. Estimated interest on our variable rate debt has been calculated at an effective weighted interest rate of 4.58% as of December 31, 2019. Variable rate debt represents $6 billion of our $12 billion total face value of debt as of December 31, 2019. See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion of the changes to notes payable, finance leases, and commercial bank financing during 2019 and Note 15. Related Person Transactions within the Consolidated Financial Statements for further discussion of related parties.

(b)
Our programming rights and content includes contractual amounts owed through the expiration date of the underlying agreement for sports programming rights of $16.2 billion, active and future television program contracts, network programming, and additional advertising inventory in various dayparts. Active television program contracts are included in the balance sheet as an asset and liability while future television program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program.  Industry protocol typically enables us to make payments for television program contracts on a three-month lag, which differs from the contractual timing within the table. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the table above.

(c)	Includes obligations related to rating service fees, music license fees, market research, weather, and news services.

(d)
Other includes obligations related to post-retirement benefits, guaranteed payments under a deferred purchase price liability, maintenance and support, other corporate contracts, other long-term liabilities, commitments to contribute capital to various non-media private equity investments, and LMA and outsourcing agreements. Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counter-party. The fees that we are required to pay under these agreements total $6 million and $3 million for the periods 2020 and 2021-2022, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in the table above.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2019, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and consider entering into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.  We did not have any outstanding derivative instruments during the three years ended December 31, 2019, 2018, and 2017.

During the year ended December 31, 2019, we entered into an amended and restated STG Bank Credit Agreement and the DSG Bank Credit Agreement. We are exposed to risk from the changing interest rates of our variable rate debt issued under these credit agreements.  As of December 31, 2019, our total variable rate debt under these credit agreements was $6 billion.  We estimate that adding 1% to respective interest rates would result in an increase in our interest expense of $59 million.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2019.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2019.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Based on our assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

 As permitted under Securities and Exchange Commission guidelines for newly acquired businesses, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 excluded the Regional Sports Networks (as defined in Note 2. Acquisitions and Dispositions of Assets), which were acquired on August 23, 2019. The operating results of these businesses are included in our consolidated financial statements for the periods subsequent to acquisition and represent collectively approximately 7% of total assets and 27% of total revenue as of December 31, 2019. The Regional Sports Networks will be included in management’s assessment of internal control over financial reporting in fiscal year 2020

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2020 Annual Meeting of shareholders under the captions, “Directors, Executive Officers and Key Employees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2020 Annual Meeting of shareholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2019,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2020 Annual Meeting of shareholders under the caption, “Security Ownership of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2020 Annual Meeting of shareholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2020 Annual Meeting of shareholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

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

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998.)
3.2
Amended By-Laws of Sinclair Broadcast Group, Inc. as further amended by the Second Amendment to the Amended By-Laws of Sinclair Broadcast Group, Inc., dated March 3, 2009. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 6, 2009.)

4.1
Indenture, dated as of October 12, 2012, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 17, 2012.)

4.2
Indenture, dated as of April 2, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 4, 2013.)

4.3
Indenture, dated as of October 11, 2013, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 17, 2013.)

4.4
Indenture, dated as of July 23, 2014, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 28, 2014.)

4.5
Indenture, dated as of March 23, 2016, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on March 25, 2016.)

4.6
Indenture, dated as of August 30, 2016, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on September 2, 2016.)

4.7
Secured Notes Indenture, dated as of August 2, 2019, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 5, 2019.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
4.8
Senior Notes Indenture, dated as of August 2, 2019, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 5, 2019.)

4.9
Supplemental Indenture No. 1, dated as of August 23, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

4.10
Supplemental Indenture No. 1, dated as of August 23, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

4.11
Indenture, date as of November 27, 2019, by and among Sinclair Television Group, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on November 27, 2019.)

4.12**	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*
First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996.)

10.2*
Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996.)

10.3*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K/A for the year ended December 31, 1996.)
10.4*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant’s Proxy Statement on Schedule 14A for the year ended December 31, 1998.)
10.5*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.6*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.7*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated March 19, 2001. (Incorporated by reference from Registrant’s Report on Form 10-K/A filed on April 29, 2005.)

10.8*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006.)
10.9
Amended and restated lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009.)

10.10
Amended and restated lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009.)

10.11
Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009.)

10.12
Amended and restated lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2009.)

10.13*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 22, 2011. (Incorporated by reference from Registrant’s Report on Form 10-Q for the period ended March 31, 2011.)

10.14*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and David B. Amy, dated November 11, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011.)

10.15*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated August 31, 2015. (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended September 30, 2015.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.16*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steven M. Marks, dated November 14, 2011. (Incorporated by reference from Registrant’s Report on Form 10-K for the year ended December 31, 2011.)

10.17*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated March 9, 2012. (Incorporated by reference form Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012.)

10.18
Amended and restated lease dated January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2013.)

10.19*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 5, 2013. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 12, 2013.)

10.20*
Amendment to the 1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc., by and among Sinclair Broadcast Group, Inc (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 3, 2014.)

10.21*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 11, 2014. (Incorporated by reference from Registrant’s Report on Form 10-K filed on March 3, 2014.)

10.22*	Employment Agreement for Christopher S. Ripley, Chief Financial Officer (Incorporated by reference from Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014.)
10.23
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 6, 2014.)

10.24
First Amendment to the Sixth Amended and Restated Credit Agreement and First Amendment to the Fourth Amended and Restated Security Agreement, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015.)

10.25
Incremental Loan Amendment No. 1, dated as of April 30, 2015, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 6, 2015.)

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

10.28
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of July 19, 2016, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 25, 2016.)

10.29
Third Amendment to the Sixth Amended and Restated Credit Agreement, dated as of January 3, 2017, by and among Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 6, 2017.)

10.30*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 14, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2017.)

10.31
Voting Agreement, dated as of May 8, 2017, by and among Sinclair Broadcast Group, Inc. and the persons whose names are set forth on the signature pages thereto under the caption "Stockholders". (Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 9, 2017.)

10.32*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 23, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.33*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser, Senior Vice President, Chief Financial Officer and Treasurer, dated August 28, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.34*
Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.35*
Restricted Stock Award Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley, President and Chief Executive Officer, dated August 29, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.36*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steve Marks, Executive Vice President and Chief Operating Officer, dated August 31, 2017. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.37*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 28, 2018. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.38*
Restricted Stock Award Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 28, 2018. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.39*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and Christopher S. Ripley dated February 28, 2018. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.40*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)
10.41*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and Christopher S. Ripley dated February 26, 2019. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2019.)

10.42*
Stock Appreciation Right Agreement, between Sinclair Broadcast Group, Inc. and David D. Smith dated February 26, 2019. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2019.)

10.43*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2019.)
10.44
Escrow Agreement, dated as of August 2, 2019, by and among the Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee and escrow agent. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 5, 2019.)

10.45*
Amendment No. 3 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, President, Distribution and Network Relations, dated April 5, 2019. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on August 8, 2019.)

10.46
Incremental Loan Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated as of July 31, 2014, as amended. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 15, 2019.)

10.47
Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings, LLC, dated as August 23, 2019. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.48
Guaranty of Collection, dated as of August 23, 2019, by Sinclair Broadcast Group, Inc. and acknowledged by JPMorgan Chase Funding Inc. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.49
Credit Agreement, dated as of August 23, 2019, by and among Diamond Sports Intermediate Holdings LLC, Diamond Sports Group, LLC, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the issuing banks and lenders party thereto. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.50
Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, by and among Sinclair Broadcast Group, Inc., Sinclair Television Group, Inc., JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the issuing banks and lenders party thereto. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.51*	Employment Agreement by and between WTTE, Channel 28, Inc. and Rob Weisbord, dated July 14, 1997.
10.52*	Amendment No. 1 to Employment Agreement between Sinclair Media II, Inc. (successor in interest to WTTE, Channel 28, Inc.) and Rob Weisbord, dated July 27, 2011.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.

EXHIBIT NO.	EXHIBIT DESCRIPTION
31.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99.1	Stockholders’ Agreement dated April 2, 2015 by and among the Smith Brothers. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 6, 2015.)
99.2
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)

101
The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2019 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).**

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

** Filed herewith.

*** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March 2020.

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

Signature	Title	Date

/s/ Christopher S. Ripley	President and Chief Executive Officer
Christopher S. Ripley		March 2, 2020

/s/ Lucy A. Rutishauser	Executive Vice President and Chief Financial Officer
Lucy A. Rutishauser		March 2, 2020

/s/ David R. Bochenek	Senior Vice President, Chief Accounting Officer, and Corporate Controller
David R. Bochenek		March 2, 2020

/s/ David D. Smith	Chairman of the Board and Executive Chairman
David D. Smith		March 2, 2020

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 2, 2020

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 2, 2020

/s/ Robert E. Smith
Robert E. Smith	Director	March 2, 2020

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 2, 2020

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 2, 2020

/s/ Martin R. Leader
Martin R. Leader	Director	March 2, 2020

/s/ Howard E. Friedman
Howard E. Friedman	Director	March 2, 2020

/s/ Benson E. Legg
Benson E. Legg	Director	March 2, 2020

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded 21 Regional Sports Network brands and Fox College Sports (collectively referred to as the “Regional Sports Networks”) from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in a purchase business combination during 2019. We have also excluded the Regional Sports Networks from our audit of internal control over financial reporting. The Regional Sports Networks are subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 7% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Multi-Channel Video Programming Distributors (“MVPD”) customer relationships intangible assets acquired in the Regional Sports Networks acquisition

As described in Note 2 to the consolidated financial statements, the Company completed the Regional Sports Networks acquisition in 2019, which resulted in $5.4 billion of customer relationship intangible assets being recorded, primarily relating to MVPD customer relationships. Management estimated the fair value of the MVPD customer relationships intangible assets acquired using the income approach, which involved the use of significant estimates and assumptions with respect to the projected revenue, projected margins, and the discount rate used to present value future cash flows.

The principal considerations for our determination that performing procedures relating to the valuation of the MVPD customer relationships intangible assets acquired in the Regional Sports Networks acquisition is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the MVPD customer relationships intangible assets. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the significant assumptions used by management, including projected revenue and the discount rate. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the MVPD customer relationships intangible assets and controls over the development of the assumptions related to the valuation of the intangible assets, including projected revenue and the discount rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the MVPD customer relationships intangible assets, (iii) evaluating the appropriateness of the income approach used to value the intangible assets, (iv) testing the completeness, accuracy, and relevance of underlying data used in the income approach, and (v) evaluating the significant assumptions used by management, which included projected revenue and the discount rate. Evaluating the reasonableness of the projected revenue used in the fair value estimate involved considering the past performance of the acquired business, as well as economic and industry forecasts. The discount rate was evaluated by considering the cost of capital of comparable businesses as well as other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's income approach and the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 2, 2020

We have served as the Company’s auditor since 2009.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,333	$1,060
Accounts receivable, net of allowance for doubtful accounts of $8 and $2, respectively	1,132	599
Current portion of program contract costs	58	64
Income taxes receivable	103	—
Prepaid expenses and other current assets	287	61
Total current assets	2,913	1,784
Program contract costs, less current portion	5	11
Property and equipment, net	765	683
Operating lease assets	223	—
Goodwill	4,716	2,124
Indefinite-lived intangible assets	158	158
Customer relationships, net	5,979	772
Other definite-lived intangible assets, net	1,998	855
Other assets	613	185
Total assets (a)	$17,370	$6,572

LIABILITIES , REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$782	$330
Income taxes payable	—	23
Current portion of notes payable, finance leases, and commercial bank financing	71	43
Current portion of operating lease liabilities	38	—
Current portion of program contracts payable	88	93
Other current liabilities	155	84
Total current liabilities	1,134	573
Notes payable, finance leases, and commercial bank financing, less current portion	12,367	3,850
Operating lease liabilities, less current portion	217	—
Program contracts payable, less current portion	39	50
Deferred tax liabilities	407	413
Other long-term liabilities	434	86
Total liabilities (a)	14,598	4,972
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	1,078	—
Shareholders' Equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 66,830,110 and 68,897,723 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 24,727,682 and 25,670,684 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	1,011	1,121
Retained earnings	492	518
Accumulated other comprehensive loss	(2)	(1)
Total Sinclair Broadcast Group shareholders’ equity	1,502	1,639
Noncontrolling interests	192	(39)
Total equity	1,694	1,600
Total liabilities, redeemable noncontrolling interests, and equity	$17,370	$6,572

The accompanying notes are an integral part of these consolidated financial statements.

(a)
Our consolidated total assets as of December 31, 2019 and 2018 include total assets of variable interest entities (VIEs) of $228 million and $127 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2019 and 2018 include total liabilities of the VIEs of $27 million and $22 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 14. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In millions, except share and per share data)

	2019	2018	2017
REVENUES:
Media revenues	$4,046	$2,919	$2,567
Non-media revenues	194	136	69
Total revenues	4,240	3,055	2,636

OPERATING EXPENSES:
Media programming and production expenses	2,073	1,191	1,064
Media selling, general and administrative expenses	732	630	534
Amortization of program contract costs and net realizable value adjustments	90	101	116
Non-media expenses	156	122	75
Depreciation of property and equipment	97	105	97
Corporate general and administrative expenses	387	111	113
Amortization of definite-lived intangible and other assets	327	175	179
Gain on asset dispositions and other, net of impairment	(92)	(40)	(279)
Total operating expenses	3,770	2,395	1,899
Operating income	470	660	737

OTHER INCOME (EXPENSE):
Interest expense and amortization of debt discount and deferred financing costs	(422)	(292)	(212)
Loss from extinguishment of debt	(10)	—	(1)
Loss from equity method investments	(35)	(61)	(14)
Other income, net	6	3	9
Total other expense, net	(461)	(350)	(218)
Income before income taxes	9	310	519
INCOME TAX BENEFIT	96	36	75
NET INCOME	105	346	594
Net income attributable to the redeemable noncontrolling interests	(48)	—	—
Net income attributable to the noncontrolling interests	(10)	(5)	(18)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$47	$341	$576

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$0.52	$3.38	$5.77
Diluted earnings per share	$0.51	$3.35	$5.72
Weighted average common shares outstanding (in thousands)	92,015	100,913	99,844
Weighted average common and common equivalent shares outstanding (in thousands)	93,185	101,718	100,789

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In millions)

	2019	2018	2017
Net income	$105	$346	$594
Adjustments to post-retirement obligations, net of taxes	(1)	1	(1)
Comprehensive income	104	347	593
Comprehensive income attributable to redeemable noncontrolling interests	(48)	—	—
Comprehensive income attributable to noncontrolling interests	(10)	(5)	(18)
Comprehensive income attributable to Sinclair Broadcast Group	$46	$342	$575

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In millions, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2016	64,558,207	$1	25,670,684	$—	$844	$(256)	$(1)	$(30)	$558
Issuance of common stock, net of issuance costs	12,000,000	—	—	—	488	—	—	—	488
Dividends declared and paid on Class A and Class B Common Stock ($0.72 per share)	—	—	—	—	—	(71)	—	—	(71)
Repurchases of Class A Common Stock	(997,300)	—	—	—	(30)	—	—	—	(30)
Class A Common Stock issued pursuant to employee benefit plans	510,238	—	—	—	19	—	—	—	19
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(22)	(22)
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	576	—	18	594
BALANCE, December 31, 2017	76,071,145	$1	25,670,684	$—	$1,321	$249	$(2)	$(34)	$1,535

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In millions, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$1	25,670,684	$—	$1,321	$249	$(2)	$(34)	$1,535
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	2	—	—	2
Dividends declared and paid on Class A and Class B Common Stock ($0.74 per share)	—	—	—	—	—	(74)	—	—	(74)
Repurchases of Class A Common Stock	(7,761,529)	—	—	—	(221)	—	—	—	(221)
Class A Common Stock issued pursuant to employee benefit plans	588,107	—	—	—	21	—	—	—	21
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	341	—	5	346
BALANCE, December 31, 2018	68,897,723	$1	25,670,684	$—	$1,121	$518	$(1)	$(39)	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In millions, except share data)

		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2018	$—	68,897,723	$1	25,670,684	$—	$1,121	$518	$(1)	$(39)	$1,600
Issuance of redeemable subsidiary preferred equity, net of issuance costs	985	—	—	—	—	—	—	—	—	—
Dividends declared and paid on Class A and Class B Common Stock ($0.80 per share)	—	—	—	—	—	—	(73)	—	—	(73)
Class B Common Stock converted into Class A Common Stock	—	943,002	—	(943,002)	—	—	—	—	—	—
Repurchases of Class A Common Stock	—	(4,555,487)	—	—	—	(145)	—	—	—	(145)
Class A Common Stock issued pursuant to employee benefit plans	—	1,544,872	—	—	—	35	—	—	—	35
Noncontrolling interests acquired in a business combination	380	—	—	—	—	—	—	—	248	248
Distributions to noncontrolling interests, net	(38)	—	—	—	—	—	—	—	(27)	(27)
Redemption of redeemable subsidiary preferred equity, net of fees	(297)	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	(1)	—	(1)
Net income	48	—	—	—	—	—	47	—	10	57
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In millions)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105	$346	$594
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	97	105	97
Amortization of definite-lived intangible and other assets	327	175	179
Amortization of program contract costs and net realizable value adjustments	90	101	116
Loss from extinguishment of debt	10	—	1
Stock-based compensation	33	26	16
Deferred tax benefit	(5)	(103)	(159)
Gain on asset disposition and other, net of impairment	(62)	(19)	(279)
Loss from equity method investments	35	61	14
Amortization of sports programming rights	637	—	—
Additions to sports programming rights	(578)	—	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	70	(37)	(42)
Increase in prepaid expenses and other current assets	(27)	(10)	(9)
Increase in accounts payable and accrued liabilities	334	24	35
Net change in net income taxes payable/receivable	(127)	49	(43)
Decrease in program contracts payable	(94)	(108)	(111)
Other, net	71	37	23
Net cash flows from operating activities	916	647	432
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(156)	(105)	(84)
Acquisition of businesses, net of cash acquired	(8,999)	—	(271)
Spectrum repack reimbursements and auction proceeds	62	6	311
Proceeds from the sale of assets	8	2	195
Purchases of investments	(452)	(48)	(63)
Distributions from investments	7	24	32
Other, net	—	3	(6)
Net cash flows (used in) from investing activities	(9,530)	(118)	114
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	9,956	4	166
Repayments of notes payable, commercial bank financing, and finance leases	(1,236)	(167)	(340)
Proceeds from the sale of Class A Common Stock	—	—	488
Proceeds from the issuance of redeemable subsidiary preferred equity, net	985	—	—
Repurchase of outstanding Class A Common Stock	(145)	(221)	(30)
Dividends paid on Class A and Class B Common Stock	(73)	(74)	(71)
Dividends paid on redeemable subsidiary preferred equity	(33)	—	—
Redemption of redeemable subsidiary preferred equity	(297)	—	—
Debt issuance costs	(199)	(1)	(1)
Distributions to noncontrolling interests	(32)	(9)	(22)
Other, net	(39)	3	—
Net cash flows from (used in) financing activities	8,887	(465)	190
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	273	64	736
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	1,060	996	260
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$1,333	$1,060	$996

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

As of December 31, 2019, we had two reportable segments for accounting purposes, local news and marketing services and sports. The local news and marketing services segment consists primarily of our 191 broadcast television stations in 89 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as JSAs and SSAs). These stations broadcast 629 channels as of December 31, 2019. For the purpose of this report, these 191 stations and 629 channels are referred to as “our” stations and channels. The sports segment consists primarily of the 21 regional sports network brands acquired during the year ended December 31, 2019, Marquee, and a 20% equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of 45 professional sports teams.

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

We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 14. Variable Interest Entities for more information on our VIEs.

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by equity method investees.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in the consolidated financial statements and in the disclosures of contingent assets and liabilities.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for leases, Accounting Standards Codification (ASC) Topic 842. We adopted the new guidance on January 1, 2019 using the modified retrospective approach and the optional transition method. Under this adoption method, comparative prior periods were not adjusted and continue to be reported in accordance with our historical accounting policy. We elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carryforward our historical assessments of whether contracts are, or contain, leases and lease classification. The primary impact of adopting this standard was the recognition of $215 million of operating lease liabilities and $196 million of operating lease assets. The adoption did not have a material impact on how we account for finance leases. See Note 8. Leases for more information regarding our leasing arrangements.

In June 2016, the FASB issued amended guidance on the accounting for credit losses on financial instruments. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition of allowances for losses. This guidance is effective for interim and annual periods beginning after December 15, 2019. We do not expect this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with the capitalized implementation costs of a hosting arrangement that is a service contract expensed over the term of the hosting arrangement. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect this guidance to have a material impact on our consolidated financial statements.

In October 2018, the FASB issued guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied retrospectively. We do not expect this guidance to have a material impact on our consolidated financial statements.

In March 2019, the FASB issued guidance which requires that an entity test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. We do not expect this guidance to have a material impact on our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We regularly review accounts receivable and determine an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant’s ability to pay, past collection experience, and such other factors which, in management’s judgment, deserve current recognition.  In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2019, 2018, and 2017 is as follows (in millions):

	2019	2018	2017
Balance at beginning of period	$2	$3	$2
Charged to expense	9	5	3
Net write-offs	(3)	(6)	(2)
Balance at end of period	$8	$2	$3

As of December 31, 2019, three customers accounted for 24%, 15%, and 11%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Television Programming

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

The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value.  With the exception of one to three-year contracts, amortization of program contract costs is computed using an accelerated method.  Program contract costs are amortized on a straight-line basis for one to three-year contracts.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

Sports Programming Rights

We have multi-year program rights agreements that provide the Company with the right to produce and telecast professional sports games within a specified territory in exchange for an annual rights fee. A prepaid asset is recorded for rights acquired related to future games upon payment of the contracted fee. The assets recorded for the acquired rights are classified as current or non-current based on the period when the games are expected to be aired. Liabilities are recorded for any program rights obligations that have been incurred but not yet paid at period end.  We amortize these programing rights over each season based upon contractually stated rates. Amortization is accelerated in the event that the stated contractual rates over the term of the rights agreement results in an expense recognition pattern that is inconsistent with the projected growth of revenue over the contractual term.

Impairment of Goodwill, Intangibles, and Other Assets

We evaluate our goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that an impairment may exist. Our goodwill has been allocated to, and is tested for impairment at, the reporting unit level. A reporting unit is an operating segment or a component of an operating segment to the extent that the component constitutes a business for which discrete financial information is available and regularly reviewed by management. Components of an operating segment with similar characteristics are aggregated when testing goodwill for impairment.

In the performance of our annual assessment of goodwill for impairment, we have the option to qualitatively assess whether it is more likely than not that a reporting unit has been impaired.  As part of this qualitative assessment, we weigh the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare it to the net book value of the reporting unit. If the fair value is less than the net book value, we will record an impairment to goodwill for the amount of the difference. We estimate the fair value of our reporting units utilizing a combination of a market-based approach, which considers earnings and cash flow multiples of comparable businesses and recent market transactions, as well as an income approach involving the performance of a discounted cash flow analysis. Our discounted cash flow model is based on our judgment of future market conditions based on our internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis, and includes adjustments for market risk and company specific risk.

Our indefinite-lived intangible assets consist primarily of our broadcast licenses and a trade name. For our annual impairment test for indefinite-lived intangible assets, we have the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment we weigh the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. We estimate the fair values of our broadcast licenses using the Greenfield method, which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenues and long-term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

We periodically evaluate our long-lived assets for impairment and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their estimated fair value to the carrying value.  We typically estimate fair value using discounted cash flow models and appraisals.  See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

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

We recorded an impairment charge of $60 million for the year ended December 31, 2018 to adjust one of our consolidated real estate development projects to fair value less costs to sell based upon a pending sale transaction. This impairment is reflected in gain on asset dispositions and other, net of impairment within our statements of operations. The fair value of the real estate investment was determined based on both observable and unobservable inputs, including the expected sales price as supported by a discounted cash flow model.

Accounts Payable and Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2019 and 2018 (in millions):

	2019	2018
Compensation and employee benefits	$136	$100
Interest	154	42
Programming related obligations	191	80
Legal, litigation, and regulatory	186	9
Accounts payable and other operating expenses	115	99
Total accounts payable and accrued liabilities	$782	$330

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2019 and 2018, a valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.  Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions and we record a liability for unrecognized tax benefits when such tax positions do not meet the “more-likely-than-not” threshold.  Significant judgment is required in determining whether a tax position meets the “more-likely-than-not” threshold, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements.  Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary.  The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided.  See Note 12. Income Taxes, for further discussion of accrued unrecognized tax benefits.

Supplemental Information — Statements of Cash Flows

During the years ended December 31, 2019, 2018, and 2017, we had the following cash transactions (in millions):

	2019	2018	2017
Income taxes paid	$32	$17	$128
Income tax refunds	$2	$—	$2
Interest paid	$283	$285	$204

Non-cash investing activities included property and equipment purchases of $10 million, $11 million, and $10 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the year ended December 31, 2019	Local News and Marketing Services	Sports	Other	Total
Distribution revenue	$1,341	$1,029	$130	$2,500
Advertising revenue	1,268	103	109	1,480
Other media and non-media revenues	46	7	207	260
Total revenues	$2,655	$1,139	$446	$4,240

For the year ended December 31, 2018	Local News and Marketing Services	Sports	Other	Total
Distribution revenue	$1,186	$—	$113	$1,299
Advertising revenue	1,484	—	75	1,559
Other media and non-media revenues	45	—	152	197
Total revenues	$2,715	$—	$340	$3,055

For the year ended December 31, 2017	Local News and Marketing Services	Sports	Other	Total
Distribution revenue	$1,033	$—	$107	$1,140
Advertising revenue	1,315	—	54	1,369
Other media and non-media revenues	46	—	81	127
Total revenues	$2,394	$—	$242	$2,636

Distribution Revenue. We generate distribution revenue through fees received from MVPDs and vMVPDs for the right to distribute our stations, RSNs, and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions within our broadcast television, RSN, and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Deferred Revenues. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenue was $54 million, $83 million, and $50 million as of December 31, 2019, 2018, and 2017, respectively. Deferred revenue recognized during the year ended December 31, 2019 and 2018 that was included in the deferred revenue balance as of December 31, 2018 and 2017 was $76 million and $39 million, respectively.

For the year ended December 31, 2019, three customers accounted for 16%, 13%, and 10%, respectively, of our total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses.  Total advertising expenses, net of advertising co-op credits, were $25 million, $19 million, and $21 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Financial Instruments

Financial instruments, as of December 31, 2019 and 2018, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, and notes payable.  The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable.  See Note 18. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We maintain a supplemental executive retirement plan (SERP) which we inherited upon the acquisition of certain stations. As of December 31, 2019, the estimated projected benefit obligation was $20 million, of which $2 million is included in accrued expenses and $18 million is included in other long-term liabilities on our consolidated balance sheets.  At December 31, 2019, the projected benefit obligation was measured using a 3.04% discount rate compared to a discount rate of 4.11% for the year ended December 31, 2018. For both years ended December 31, 2019 and 2018, we made $2 million in benefit payments and recognized $2 million of actuarial losses and $1 million of actuarial gains, respectively, through other comprehensive income. For both years ended December 31, 2019 and 2018, we recognized $1 million of periodic pension expense, reported in other income, net on our consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2019, the assets and liabilities included on our consolidated balance sheets related to deferred compensation plans were $36 million and $33 million, respectively.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the years ended December 31, 2019 and 2017, we acquired certain businesses for an aggregate purchase price, net of cash acquired, of $9.3 billion, including working capital adjustments and other adjustments.

The following summarizes the material acquisition activity during the years ended December 31, 2019 and 2017:

2019 Acquisitions

RSN Acquisition. In May 2019, DSG entered into a definitive agreement to acquire controlling interests in 21 Regional Sports Network brands and Fox College Sports (collectively, the Acquired RSNs), from Disney for $9.6 billion plus certain adjustments. On August 23, 2019, we completed the acquisition for an aggregate preliminary purchase price, including cash acquired, and subject to an adjustment based upon finalization of working capital, net debt, and other adjustments, of $9,817 million, accounted for as a business combination under the acquisition method of accounting. The acquisition provides an expansion to our premium sports programming including the exclusive regional distribution rights to 42 professional teams consisting of 14 Major League Baseball teams, 16 National Basketball Association teams, and 12 National Hockey League teams. The Acquired RSNs are reported within Sports, a reportable segment within Note 17. Segment Data.

The transaction was funded through a combination of debt financing raised by DSG and STG as described in Note 7. Notes Payable and Commercial Bank Financing and redeemable subsidiary preferred equity described in Note 10. Redeemable Noncontrolling Interests.

The following table summarizes our current allocation of the fair value of acquired assets, assumed liabilities, and noncontrolling interests of the Acquired RSNs (in millions):

	Initial Allocation (a)	Adjustments	Updated Allocation
Cash and cash equivalents	$823	$1	$824
Accounts receivable, net	604	2	606
Prepaid expenses and other current assets	176	(1)	175
Property and equipment, net	25	—	25
Definite-lived intangible assets, net	7,676	(951)	6,725
Other assets	52	—	52
Accounts payable and accrued liabilities	(261)	80	(181)
Other long-term liabilities	(579)	183	(396)
Goodwill	1,924	691	2,615
Fair value of identifiable net assets acquired	$10,440	$5	$10,445
Redeemable noncontrolling interests	(380)	—	(380)
Noncontrolling interests	(231)	(17)	(248)
Gross purchase price	$9,829	$(12)	$9,817
Purchase price, net of cash acquired	$9,006	$(13)	$8,993

(a)	As reported in our September 30, 2019 Form 10-Q.

The preliminary purchase price allocation presented above is based upon management's estimates of the fair value of the acquired assets, assumed liabilities, and noncontrolling interest using valuation techniques including income and cost approaches. The fair value estimates are based on, but not limited to, projected revenue, projected margins, and discount rates used to present value future cash flows. The adjustments to the initial purchase price are based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the initial allocation did not result in material changes to the amortization expense recorded in previous quarters. The allocation is preliminary pending a final determination of the fair value of the assets and liabilities.

The definite-lived intangible assets of $6,725 million includes $5,439 million of customer relationships, primarily relating to MVPDs, $1,271 million of favorable contracts with sports teams, and $15 million of tradenames/trademarks. The intangible assets will be amortized on a straight-line basis over a weighted average useful life of 2 years for tradenames/trademarks, 12 years for contracts with sports teams and 13 years for customer relationships. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies. We estimate that $2,340 million of goodwill, which represents our interest in the Acquired RSNs, will be deductible for tax purposes.

2017 Acquisitions

Bonten. On September 1, 2017, we acquired the stock of Bonten Media Group Holdings, Inc. (Bonten) and Cunningham Broadcasting Corporation (Cunningham) acquired the membership interest of Esteem Broadcasting LLC for an aggregate purchase price of $240 million plus a working capital adjustment, excluding cash acquired, of $2 million accounted for as a business combination under the acquisition method of accounting. As a result of the transaction, we added 14 television stations in 8 markets: Tri-Cities, TN/VA; Greensville/New Bern/Washington, NC; Chico/Redding, CA; Abilene/Sweetwater, TX; Missoula, MT; Butte/Bozeman, MT; San Angelo, TX; and Eureka, CA. Cunningham assumed the joint sales agreements under which we will provide services to 4 additional stations. The transaction was funded with cash on hand. The acquisition will expand our regional presence in several states where we already operate and help us bring improvements to small market stations.

The following table summarizes the allocated fair value of acquired assets and assumed liabilities (in millions):

Accounts receivable	$15
Prepaid expenses and other current assets	1
Program contract costs	1
Property and equipment	27
Definite-lived intangible assets	162
Other assets	3
Accounts payable and accrued liabilities	(9)
Program contracts payable	(1)
Deferred tax liability	(66)
Other long term liabilities	(12)
Fair value of identifiable, net assets acquired	121
Goodwill	121
Total purchase price, net of cash acquired	$242

The final purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

During the year ended December 31, 2018, we made certain measurement period adjustments to the initial Bonten purchase price allocation resulting in reclassifications between certain non-current assets and liabilities, including an increase to goodwill of $2 million.

The definite-lived intangible assets of $162 million are comprised of network affiliations of $53 million and customer relationships of $109 million. These intangible assets will be amortized over a weighted average useful life of 15 and 14 years for network affiliations and customer relationships, respectively. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies. We expect that goodwill deductible for tax purposes will be approximately $6 million.

Other 2017 Acquisitions. During 2017, we acquired certain media assets for an aggregate purchase price of $27 million, less working capital of $3 million. The transactions were funded with cash on hand.

Financial Results of Acquisitions

The following tables summarize the results of the net revenues and operating income (loss) included in the financial statements of the Company beginning on the acquisition date of each acquisition as listed below (in millions):

Revenues	2019	2018	2017
RSN	$1,139	$—	$—
Bonten	96	101	31
Other 2017 acquisitions	17	18	11
Total net revenues	$1,252	$119	$42

Operating Income (Loss)	2019	2018	2017
RSN (a)	$70	$—	$—
Bonten	19	21	7
Other 2017 acquisitions	(4)	(2)	—
Total operating income	$85	$19	$7

(a)
Operating income (loss) includes transaction costs discussed below and excludes $35 million selling, general, and administrative expenses, respectively, for services provided by local news and marketing services to sports, which are eliminated in consolidation.

In connection with the 2019 and 2017 acquisitions, for the years ended December 31, 2019, and 2017, we recognized $96 million and $1 million, respectively, of transaction costs which we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the RSN Acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition (in millions, except per data share):

	Unaudited
	2019	2018
Total revenues	$6,689	$6,874
Net income	$328	$732
Net income attributable to Sinclair Broadcast Group	$130	$524
Basic earnings per share attributable to Sinclair Broadcast Group	$1.41	$5.20
Diluted earnings per share attributable to Sinclair Broadcast Group	$1.39	$5.16

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

Termination of Material Definitive Agreement.

In August 2018, we received a termination notice from Tribune Media Company (Tribune), terminating the Agreement and Plan of Merger entered into on May 8, 2017, between the Company and Tribune (Merger Agreement), which provided for the acquisition by the Company of the outstanding shares of Tribune Class A common stock and Tribune Class B common stock (Merger). On January 27, 2020, the Company and Nexstar, which acquired Tribune in September 2019, agreed to settle the Tribune Complaint. See Litigation under Note 13. Commitments and Contingencies for further discussion on our settlement with Nexstar.

For the year ended December 31, 2018, we incurred $100 million of costs in connection with this acquisition, of which $21 million primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations; and $79 million of ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition which was subsequently terminated, which are recorded as interest expense on our consolidated statements of operations. For the year ended December 31, 2017, we incurred $21 million of costs in connection with this acquisition, primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses on our consolidated statements of operations.

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

For the years ended December 31, 2018 and 2017, we recognized a gain of $83 million and $225 million, respectively, which was included within gain on asset dispositions and other, net of impairment on our consolidated statements of operations. These gains relate to the auction proceeds associated with three markets where the underlying spectrum was vacated during the first quarter of 2018 and fourth quarter of 2017. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for the spectrum repack costs incurred of $62 million and $6 million for the years ended December 31, 2019 and 2018, respectively, which are recorded within gain on asset dispositions and other, net of impairment on our consolidated statements of operations. During 2019 and 2018, capital expenditures related to the spectrum repack were $66 million and $31 million, respectively.

 Alarm Funding Sale. In March 2017, we sold Alarm Funding Associates LLC (Alarm) for $200 million less working capital and transaction costs of $5 million. We recognized a gain on the sale of Alarm of $53 million of which $12 million was attributable to noncontrolling interests which is included in the gain on asset dispositions and other, net of impairments and net income attributable to the noncontrolling interest, respectively, on our consolidated statements of operations.

Broadcast Sales. In January 2020, we agreed to sell the license and non-license assets of WDKY-TV in Lexington, KY and certain non-license assets associated with KGBT-TV in Harlingen, Texas for an aggregate purchase price of $36 million. The KGBT-TV transaction closed during the first quarter of 2020 and we expect the WDKY-TV transaction to close during the second half of 2020, pending customary closing conditions and approval by the FCC. The carrying value of these assets was not material as of December 31, 2019.

3. STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP).  The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees.  Under the LTIP, we have issued restricted stock awards (RSAs), stock grants to our non-employee directors, stock-settled appreciation rights (SARs), and stock options. A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan.  As of December 31, 2019, 4,968,511 shares were available for future grants. Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions (the Match) for participants in our 401(k) plan, an employee stock purchase plan (ESPP), and subsidiary stock awards.  Stock-based compensation expense has no effect on our consolidated cash flows.  For the years ended December 31, 2019, 2018, and 2017, we recorded stock-based compensation of $33 million, $26 million, and $19 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.  RSAs issued in 2019, 2018, and 2017 have certain restrictions that lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market.  Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share.  The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2018	280,315	$34.73
2019 Activity:
Granted	287,550	33.54
Vested	(164,423)	34.59
Forfeited	(2,000)	34.48
Unvested shares at December 31, 2019	401,442	$33.93

For the years ended December 31, 2019, 2018, and 2017, we recorded compensation expense of $9 million, $5 million, and $3 million, respectively.  The majority of the unrecognized compensation expense of $8 million as of December 31, 2019 will be recognized in 2020.

Stock Grants to Non-Employee Directors.  In addition to directors fees paid, on the date of each annual meetings of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock.  We issued 24,000 shares in 2019 and 20,000 shares in 2018 and 2017. We recorded expense of $1 million for each of the years ended December 31, 2019, 2018, and 2017, which was based on the average share price of the stock on the date of grant. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

Stock Appreciation Rights (SARs).  These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2019, 2018, and 2017, we recorded compensation expense of $4 million, $3 million, and $7 million, respectively.

The following is a summary of the 2019 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2018	3,060,000	$24.29
2019 Activity:
Granted	500,000	32.81
Exercised	(1,479,968)	33.00
Outstanding SARs at December 31, 2019	2,080,032	$20.14

The aggregate intrinsic value of the 2,080,032 outstanding as of December 31, 2019 was $27 million and the outstanding SARs have a weighted average remaining contractual life of 4 years as of December 31, 2019.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.5%	2.6%	2.1%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	33.8%	36.2%	37.0%
Annual dividend yield	2.5%	2.1% - 2.2%	2.0%

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

Options.  As of December 31, 2019, there were options outstanding to purchase 375,000 shares of Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.08, a weighted average remaining contractual term of 6 years, and an aggregate intrinsic value of $1 million. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2019. There was no expense recognized during the years ended December 31, 2019, 2018, and 2017.

During 2019, 2018, and 2017, outstanding SARs and options increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

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

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The number of our Class A Common shares granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match.  For the years ended December 31, 2019, 2018, and 2017, we recorded $17 million, $16 million, and $7 million, respectively, of stock-based compensation expense related to the Match. A total of 7,000,000 shares of Class A Common Stock are reserved for matches under the plan.  As of December 31, 2019, 3,575,958 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP for each of the years ended December 31, 2019, 2018, and 2017 was $1 million.  A total of 3,200,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2019, 520,052 shares were available for future purchases.

4. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Operating equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under finance leases	Lease term

Acquired property and equipment as discussed in Note 2. Acquisitions and Dispositions of Assets, is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2019 and 2018 (in millions):

	2019	2018
Land and improvements	$75	$77
Real estate held for development and sale	26	35
Buildings and improvements	293	279
Operating equipment	781	744
Office furniture and equipment	114	107
Leasehold improvements	36	24
Automotive equipment	64	63
Finance lease assets	53	53
Construction in progress	116	71
	1,558	1,453
Less: accumulated depreciation	(793)	(770)
	$765	$683

5. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $4,716 million and $2,124 million at December 31, 2019 and 2018, respectively.  The change in the carrying amount of goodwill was as follows (in millions):

	Local News and Marketing Services	Sports	Other	Consolidated
Balance at December 31, 2017	$2,053	$—	$71	$2,124
Measurement period adjustments related to prior year acquisitions	2	—	(2)	—
Balance at December 31, 2018 (a)	$2,055	—	$69	$2,124
Acquisition (b)	—	2,615	6	2,621
Assets held for sale	(29)	—	—	(29)
Balance at December 31, 2019 (a)	$2,026	$2,615	$75	$4,716

(a)	Approximately $1 million of goodwill relates to consolidated VIEs as of December 31, 2019 and 2018.

(b)	See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions made during 2019.
For our annual goodwill impairment tests in 2019, 2018, and 2017, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment.  The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. For one reporting unit in 2019, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2019, 2018, or 2017, and therefore did not perform interim impairment tests for goodwill during those periods. Our accumulated goodwill impairment as of December 31, 2019 and 2018 was $0.4 million.

As of December 31, 2019 and 2018, the carrying amount of our indefinite-lived intangible assets was as follows (in millions):

	Local News and Marketing Services	Other	Consolidated
Balance at December 31, 2017 (b)	$132	$27	$159
Disposition of assets (a)	(1)	—	(1)
Balance at December 31, 2018 (b) (c)	$131	$27	$158
Balance at December 31, 2019 (b) (c)	$131	$27	$158

(a)	See Note 2. Acquisitions and Dispositions of Assets for discussion of divestitures made during 2018.

(b)	Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2019 and 2018.

(c)
Our indefinite-lived intangible assets in our local news and marketing services segment relate to broadcast licenses and our indefinite-lived intangible assets in our other segment relate to trade names.

We did not have any indicators of impairment for our indefinite-lived intangible assets in any interim period in 2019 or 2018, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in 2019 and 2018 and as a result of our qualitative assessments, we recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in millions):

	As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (a)	$6,548	$(569)	$5,979

Network affiliation (a)	1,441	(689)	752
Favorable sports contracts (a)	1,271	(43)	1,228
Other (a)	46	(28)	18
Total other definite-lived intangible assets, net (b)	$2,758	$(760)	$1,998

	As of December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$1,113	$(341)	$772

Network affiliation	1,452	(604)	848
Other	33	(26)	7
Total other definite-lived intangible assets, net (b)	$1,485	$(630)	$855

(a)	As a result of our 2019 acquisitions, we acquired $6.7 billion of definite-lived assets as discussed in Note 2. Acquisitions and Dispositions of Assets.

(b)	Approximately $93 million and $68 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2019 and 2018.
Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets amortized over a weighted average useful life of 13 years for customer relationships, 15 years for network affiliations, and 12 years for favorable sports contracts. The total weighted average useful life of definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions discussed in Note 2. Acquisitions and Dispositions of Assets is 13 years. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2019, 2018, and 2017 was $327 million, $175 million, and $179 million, respectively.  We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2019, 2018, and 2017.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years (in millions):

2020	$742
2021	707
2022	690
2023	670
2024	656
2025 and thereafter	4,512
$7,977

6. OTHER ASSETS:

Other assets as of December 31, 2019 and 2018 consisted of the following (in millions):

	2019	2018
Equity method investments	$459	$72
Other equity investments	52	45
Post-retirement plan assets	38	28
Other	64	40
Total other assets	$613	$185

Equity Method Investments

We have a portfolio of investments, including our investment in the YES Network and entities that are primarily focused on the development of real estate, sustainability initiatives, and other non-media businesses. For the years ended December 31, 2019, 2018, and 2017 none of our investments were individually significant.

Summarized Financial Information. As described under Principles of Consolidation within Note 1. Nature of Operations and Summary of Significant Accounting Policies, we record our proportionate share of net income generated by equity method investees in loss from equity method investments on our consolidated statements of operations. The summarized results of operations and financial position of the investments accounted for under the equity method are as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Revenues, net	$386	$145	$115
Operating income (loss)	$47	$(58)	$(17)
Net income (loss)	$13	$(82)	$(42)

	As of December 31,
	2019	2018
Current assets	$369	$28
Noncurrent assets	$4,056	$711
Current liabilities	$118	$53
Noncurrent liabilities	$2,313	$544

YES Network Investment. On August 29, 2019, an indirect subsidiary of DSG, an indirect wholly-owned subsidiary of the Company, acquired a 20% equity interest in the YES Network for cash consideration of $346 million as part of a consortium led by Yankee Global Enterprises. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets on our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is represented within loss from equity method investments on our consolidated statements of operations. For the year ended December 31, 2019, we recorded income of $16 million related to our investment.

Other Equity Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. Investments accounted for utilizing the measurement alternative were $28 million, net of $7 million of cumulative impairments, as of December 31, 2019, and $25 million as of December 31, 2018. We recorded a $7 million impairment related to two investments for the year ended December 31, 2019 and a $10 million impairment related to one investment for the year ended December 31, 2018, which are reflected in other income, net on our consolidated statements of operations.

As of December 31, 2019 and 2018, our unfunded commitments related to certain equity investments totaled $32 million and $29 million, respectively.

7. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including finance leases to affiliates) consisted of the following as of December 31, 2019 and 2018 (in millions):

	2019	2018
STG Bank Credit Agreement:
Term Loan A, due July 31, 2021 (a)	$—	$96
Term Loan B, due January 3, 2024	1,329	1,343
Term Loan B-2, due September 30, 2026 (b)	1,297	—
DSG Bank Credit Agreement:
Term Loan, due August 24, 2026 (b)	3,291	—
STG Senior Unsecured Notes:
5.375% Notes, due April 1, 2021 (c)	—	600
6.125% Notes, due October 1, 2022 (c)	—	500
5.625% Notes, due August 1, 2024	550	550
5.875% Notes, due March 15, 2026	350	350
5.125% Notes, due February 15, 2027	400	400
5.500% Notes due March 1, 2030 (b)	500	—
DSG Senior Notes:
5.375% Secured Notes, due August 15, 2026 (b)	3,050	—
6.625% Unsecured Notes, due August 15, 2027 (b)	1,825	—
Debt of variable interest entities	21	25
Debt of non-media subsidiaries	18	20
Finance leases	27	29
Finance leases - affiliate	11	13
Total outstanding principal	12,669	3,926
Less: Deferred financing costs and discounts	(231)	(33)
Less: Current portion	(69)	(41)
Less: Finance leases - affiliate, current portion	(2)	(2)
Net carrying value of long-term debt	$12,367	$3,850

(a)	On April 30, 2019, we paid in full the remaining principal balance of $92 million of Term Loan A debt under the STG Bank Credit Agreement, due July 31, 2021.

(b)	The STG Term Loan B-2, DSG Term Loan, and DSG Senior Notes were issued in August 2019 and the STG 5.500% Notes were issued in November 2019, as more fully described below.

(c)	The STG 5.375% Notes and STG 6.125% Notes were redeemed, in full, in August 2019 and November 2019, respectively, as more fully described below.

Indebtedness under the STG Bank Credit Agreement, DSG Bank Credit Agreement, notes payable, and finance leases as of December 31, 2019 matures as follows (in millions):

	Notes and Bank Credit Agreements	Finance Leases	Total
2020	$66	$8	$74
2021	67	8	75
2022	68	7	75
2023	61	7	68
2024	1,871	6	1,877
2025 and thereafter	10,498	16	10,514
Total minimum payments	12,631	52	12,683
Less: Deferred financing costs and discounts	(231)	—	(231)
Less: Amount representing future interest	—	(14)	(14)
Net carrying value of debt	$12,400	$38	$12,438

Interest expense on our consolidated statements of operations was $422 million, $292 million, and $212 million for the years ended December 31, 2019, 2018, and 2017, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $17 million for the year ended December 31, 2019 and $8 million for both the years ended December 31, 2018 and 2017 and ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition, which was subsequently terminated, of $79 million for the year ended December 31, 2018.

The stated and weighted average effective interest rates on the above obligations are as follows, for the periods stated:

		Weighted Average Effective Rate
	Stated Rate	2019	2018
STG Bank Credit Agreement:
Term Loan B	LIBOR plus 2.25%	4.62%	4.34%
Term Loan B-2	LIBOR plus 2.50%	4.36%	—%
Revolving Credit Facility (a)	LIBOR plus 2.00%	—%	—%
DSG Bank Credit Agreement:
Term Loan	LIBOR plus 3.25%	5.31%	—%
Revolving Credit Facility (b)	LIBOR plus 3.00%	—%	—%
STG Senior Unsecured Notes:
5.625% Notes	5.63%	5.83%	5.83%
5.875% Notes	5.88%	6.09%	6.09%
5.125% Notes	5.13%	5.33%	5.33%
5.500% Notes	5.50%	5.66%	—%
DSG Senior Notes:
5.375% Secured Notes	5.38%	5.73%	—%
6.625% Unsecured Notes	6.63%	7.00%	—%

(a)
We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. As of December 31, 2019, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the STG Revolving Credit Facility. As of December 31, 2018, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $485 million available under the STG Revolving Credit Facility.

(b)
We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio is less than or equal to 3.25x, less than or equal to 3.75x but greater than 3.25x, or greater than 3.75x, respectively. As of December 31, 2019, there were no outstanding borrowings, no letters of credit outstanding, and $650 million available under the DSG Revolving Credit Facility.

We recorded $222 million of debt issuance costs and original issuance discounts during the year ended December 31, 2019 and $1 million of debt issuance costs during both the years ended December 31, 2018 and 2017. Debt issuance costs and original issuance discounts are presented as a direct deduction from the carrying amount of an associated debt liability, except for debt issuance costs related to our STG Revolving Credit Facility and DSG Revolving Credit Facility, which are presented within other assets on our consolidated balance sheets.

STG Bank Credit Agreement

On August 13, 2019, we issued a seven-year incremental term loan facility in an aggregate principal amount of $600 million (the STG Term Loan B-2b) with an original issuance discount of $3 million, which bears interest at LIBOR plus 2.50%. The proceeds from the Term Loan B-2b were used, together with cash on hand, to redeem, at par value, $600 million aggregate principal amount of STG's 5.375% Senior Notes due 2021 (the STG 5.375% Notes). We recognized a loss on the extinguishment of the STG 5.375% Notes of $2 million for the year ended December 31, 2019.

On August 23, 2019, we amended and restated the STG Bank Credit Agreement which provided additional operating flexibility and revisions to certain restrictive covenants. Concurrent with the amendment, we raised a seven-year incremental term loan facility of $700 million (the STG Term Loan B-2a, and, together with the STG Term Loan B-2b, the STG Term Loan B-2) with an original issuance discount of $4 million, which bears interest at LIBOR plus 2.50%.

Prior to February 23, 2020, if we repay, refinance, or replace the STG Term Loan B-2, we are subject to a prepayment premium of 1% of the aggregate principal balance of the repayment. The STG Term Loan B-2 amortizes in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loans, with the balance being payable on the maturity date.

Additionally, in connection with the amendment, we replaced STG's existing revolving credit facility with a new $650 million five-year revolving credit facility (the STG Revolving Credit Facility), priced at LIBOR plus 2.00%, which includes capacity for up to $50 million of letters of credit and for borrowings of up to $50 million under swingline loans.

The STG Bank Credit Agreement contains covenants that, subject to certain exceptions, qualifications, ratios, and "baskets", generally limit the ability of the borrower and its restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. Also, the STG Revolving Credit Facility is subject to compliance with a first lien net leverage ratio test that will be tested at the end of each fiscal quarter if certain borrowings under the STG Revolving Credit Facility exceed 35% of the total commitments under the STG Revolving Credit Facility on such date. As of December 31, 2019, we were in compliance with all covenants.

STG Senior Unsecured Notes

On November 27, 2019, we issued $500 million principal amount of senior notes, which bear interest at a rate of 5.500% per annum and mature on March 1, 2030 (the STG 5.500% Notes). The net proceeds of the STG 5.500% Notes were used, plus cash on hand, to redeem $500 million aggregate principal amount of STG's 6.125% senior unsecured notes due 2022 (the STG 6.125% Notes) for a redemption price, including the outstanding principal amount of the STG 6.125% Notes, accrued and unpaid interest, and a make-whole premium, of $510 million. We recognized a loss on the extinguishment of the STG 6.125% Notes of $8 million for the year ended December 31, 2019.

Prior to December 1, 2024, we may redeem the STG 5.500% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the STG 5.500% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. In addition, on or prior to December 1, 2022, we may redeem up to 40% of the Notes using the proceeds of certain equity offerings. Beginning on December 1, 2024, we may redeem some or all of the STG 5.500% Notes at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. If the notes are redeemed during the twelve-month period beginning December 1, 2024, 2025, 2026, and 2027 and thereafter, then the redemption prices for the STG 5.500% Notes are 102.750%, 101.833%, 100.917%, and 100%, respectively. Upon the sale of certain of STG’s assets or certain changes of control, the holders of the STG 5.500% Notes may require us to repurchase some or all of the STG 5.500% Notes.

STG’s obligations under the STG 5.500% Notes are guaranteed, jointly and severally, on a senior unsecured basis, by the Company and each wholly-owned subsidiary of STG or the Company that guarantees the STG Bank Credit Agreement and rank equally with all of STG’s other senior unsecured indebtedness.

Upon issuance, the STG 5.625% Notes, STG 5.875% Notes, and STG 5.125% Notes were redeemable up to 35%. We may redeem 100% of these notes upon the date set forth in the indenture of each note. The price at which we may redeem the notes is set forth in the indenture of each note. Also, if we sell certain of our assets or experience specific kinds of changes of control, the holders of these notes may require us to repurchase some or all of the outstanding notes.

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

The DSG Bank Credit Agreement contains covenants that, subject to certain exceptions, qualifications, ratios, and "baskets", generally limit the ability of the borrower and its restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. Also, the DSG Revolving Credit Facility is subject to compliance with a first lien net leverage ratio test that will be tested at the end of each fiscal quarter if certain borrowings under the DSG Revolving Credit Facility exceed 35% of the total commitments under the DSG Revolving Credit Facility on such date. As of December 31, 2019, we were in compliance with all covenants.

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

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $57 million and $77 million of debt of certain third parties as of December 31, 2019 and 2018, respectively, of which $20 million and $24 million, net of deferred financing costs, related to consolidated VIEs is included on our consolidated balance sheets as of December 31, 2019 and 2018, respectively. These guarantees primarily relate to the debt of Cunningham as discussed under Cunningham Broadcasting Corporation within Note 15. Related Person Transactions. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. As of December 31, 2019, we have determined that it is not probable that we would have to perform under any of these guarantees.

Finance leases

For more information related to our finance leases and affiliate finance leases see Note 8. Leases and Note 15. Related Person Transactions, respectively.

8. LEASES:

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

The following table presents lease expense we have recorded on our consolidated statements of operations for the year ended December 31, 2019 (in millions):

2019
Finance lease expense:
Amortization of finance lease asset	$3
Interest on lease liabilities	4
Total finance lease expense	7
Operating lease expense (a)	47
Total lease expense	$54

(a)	Includes variable and short-term lease expense of $5 million and $1 million, respectively, for the year ended December 31, 2019.

The following table summarizes our outstanding operating and finance lease obligations as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases	Total
2020	$51	$8	$59
2021	43	8	51
2022	33	7	40
2023	30	7	37
2024	24	6	30
2025 and thereafter	158	16	174
Total undiscounted obligations	339	52	391
Less imputed interest	(84)	(14)	(98)
Present value of lease obligations	$255	$38	$293

Future minimum payments under operating leases as of December 31, 2018 were as follows (in millions):

2019	$32
2020	31
2021	30
2022	27
2023	24
2024 and thereafter	158
Total	$302

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2019 (in millions, except lease term and discount rate):

	Operating Leases	Finance Leases
Lease assets, non-current	$223	$14	(a)

Lease liabilities, current	$38	$5
Lease liabilities, non-current	217	33
Total lease liabilities	$255	$38

Weighted average remaining lease term (in years)	9.55	7.18
Weighted average discount rate	5.7%	8.8%

(a)	Finance lease assets are reflected in property and equipment, net on our consolidated balance sheets.

The following table presents other information related to leases for the year ended December 31, 2019 (in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38
Operating cash flows from finance leases	4
Financing cash flows from finance leases	5
Leased assets obtained in exchange for new lease liabilities	35

9. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2019 were as follows (in millions):

2020	$88
2021	14
2022	12
2023	9
2024	4
Total	127
Less: Current portion	88
Long-term portion of program contracts payable	$39

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period.  While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag.  Included in the current portion amount are payments due in arrears of $23 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $115 million as of December 31, 2019.

10. REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity on our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, DSH, an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity (the Redeemable Subsidiary Preferred Equity) for $1,025 million.

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

We may redeem some or all of the Redeemable Subsidiary Preferred Equity from time to time thereafter at a price equal to $1,000 per unit plus the amount of dividends per unit previously paid in kind (the Liquidation Preference), multiplied by the applicable premium as follows (presented as a percentage of the Liquidation Preference): (i) on or after November 22, 2019 until February 19, 2020: 100%; (ii) on or after February 20, 2020 until August 22, 2020: 102%; (iii) on or after August 23, 2020 but prior to August 23, 2021: at a customary "make-whole" premium representing the present value of 103% plus all required dividend payments due on such Redeemable Subsidiary Preferred Equity through August 23, 2021; (iv) on or after August 23, 2021 until August 22, 2022: 103%; (v) on or after August 23, 2022 until August 22, 2023: 101%; and (vi) August 23, 2023 and thereafter: 100%, in each case, plus accrued and unpaid dividends.

The Redeemable Subsidiary Preferred Equity accrues an initial quarterly dividend commencing on August 23, 2019 equal to 1-Month LIBOR (0.75% floor) plus 7.5% (8% if paid in kind) per annum on the sum of (i) $1,025 million (the Aggregate Liquidation Preference) plus (ii) the amount of aggregate accrued and unpaid dividends as of the end of the immediately preceding dividend accrual period, payable, at DSH's election, in cash or, to the extent not paid in cash, by automatically increasing the Aggregate Liquidation Preference, whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds legally available for the payment of dividends. The Redeemable Subsidiary Preferred Equity dividend rate is subject to rate step-ups of 0.5% per annum, beginning on August 23, 2022; provided that, and subject to other applicable increases in the dividend rate described below, the cumulative dividend rate will be capped at 1-Month LIBOR plus 10.5% per annum until (a) on February 23, 2028, the Redeemable Subsidiary Preferred Equity dividend rate will increase by 1.50% with further increases of 0.5% on each six month anniversary thereafter and (b) the Redeemable Subsidiary Preferred Equity dividend rate will increase by 2% if we do not redeem the Redeemable Subsidiary Preferred Equity, to the extent elected by holders of the Redeemable Subsidiary Preferred Equity, upon a change of control; provided, in each case, that the cumulative dividend rate will be capped at 1-Month LIBOR plus 14% per annum.

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

Dividends accrued during the year ended December 31, 2019 were $33 million and are reflected in net income attributable to the redeemable noncontrolling interests on our consolidated statements of operations. The balance of the Redeemable Subsidiary Preferred Equity as of December 31, 2019 was $700 million, net of issuance costs.

On December 13, 2019, we redeemed 300,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $300 million plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates.

On January 21, 2020, we redeemed 200,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $200 million plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates.

In connection with the Redeemable Subsidiary Preferred Equity, the Company provides a guarantee of collection of distributions.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries has the right to sell their interest to the Company at a fair market sale value of $376 million, plus any undistributed income, at any time during the 30-day period following January 2, 2020. As of December 31, 2019, this redeemable noncontrolling interest was recorded at $378 million which represents the $376 million plus $2 million of undistributed noncontrolling interest income. In January 2020, the noncontrolling equity holder exercised their right to sell their interest to the Company for $376 million. This transaction closed in January 2020.

11. COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2019, 943,002 Class B Common Stock shares were converted into Class A Common Stock shares. During 2018, no Class B Common Stock shares were converted into Class A Common Stock shares.

Our Bank Credit Agreements and some of our subordinate debt instruments have restrictions on our ability to pay dividends on our common stock unless certain specific conditions are satisfied, including but not limited to:

•	no event of default then exists under each indenture or certain other specified agreements relating to our indebtedness; and

•	after taking into account the dividends payment, we are within certain restricted payment requirements contained in each indenture.

During 2019 and 2018, our Board of Directors declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. The quarterly dividend per share was increased from $0.18 to $0.20 in November 2018. Total dividend payments for the years ended December 31, 2019 and 2018 were $0.80 and $0.74 per share, respectively. In February 2020, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant. The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

On August 9, 2018, the Board of Directors approved an additional $1 billion share repurchase authorization, in addition to the previous repurchase authorization of $150 million. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2019, we repurchased approximately 5 million shares of Class A Common Stock for $145 million. As of December 31, 2019, the total remaining repurchase authorization was $723 million.

12. INCOME TAXES:

The (benefit) provision for income taxes consisted of the following for the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019	2018	2017
Current (benefits) provision for income taxes:
Federal	$(89)	$59	$77
State	(2)	8	7
	(91)	67	84
Deferred (benefit) provision for income taxes:
Federal	(4)	(69)	(196)
State	(1)	(34)	37
	(5)	(103)	(159)
(Benefit) provision for income taxes	$(96)	$(36)	$(75)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Adjustments:
Federal tax credits (a)	(684.6)%	(19.9)%	(2.2)%
Spectrum sales (b)	(386.7)%	(5.8)%	—%
Valuation allowance (c)	(237.1)%	0.7%	—%
Nondeductible items (d)	192.7%	0.4%	1.7%
Noncontrolling interest (e)	(138.9)%	(0.3)%	(0.8)%
Change in unrecognized tax benefits (f)	72.2%	—%	0.5%
State income taxes, net of federal tax benefit (g)	56.6%	(8.8)%	5.2%
Effect of consolidated VIEs (h)	46.3%	1.6%	1.0%
Capital loss carryback (i)	(26.0)%	—%	—%
Stock-based compensation	(15.9)%	0.5%	(0.2)%
Federal tax reform (j)	—%	(1.4)%	(54.3)%
Other	(3.0)%	0.3%	(1.0)%
Effective income tax rate	(1,103.4)%	(11.7)%	(15.1)%

(a)
Our 2019, 2018, and 2017 income tax provisions include a benefit of $57 million, $58 million, and $8 million, respectively, related to investments in sustainability initiatives whose activities qualify for federal income tax credits through 2021.

(b)
Our 2019 and 2018 income tax provisions include a benefit of $34 million and $18 million, respectively, related to the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.

(c)
Our 2019 income tax provision includes a $16 million benefit related to a release of valuation allowance on certain state net operating losses where utilization is now expected as a result of the RSN Acquisition.

(d)	Our 2019 income tax provision includes a $19 million addition primarily related to regulatory costs, executive compensation and other nondeductible expenses.

(e)	Our 2019 income tax provision includes a $12 million benefit related to noncontrolling interest of various partnerships.

(f)	Our 2019 income tax provision includes a $4 million addition related to tax positions of prior tax years.

(g)	Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers and/or impact of changes in apportionment.

(h)
Certain of our consolidated VIEs incur expenses that are not attributable to non-controlling interests because we absorb certain related losses of the VIEs.  These expenses are nondeductible by us, and since these VIEs are treated as pass-through entities for income tax purposes, deferred income tax benefits are not recognized.

(i)	Our 2019 income tax provision includes a $2 million benefit related to capital losses that will be carried back to tax years with 35% federal income tax rate.

(j)	Our 2018 and 2017 income tax provisions include a non-recurring benefit of $4 million and $272 million, respectively, to reflect the effect of the Tax Reform enacted on December 22, 2017.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Deferred Tax Assets:
Net operating losses:
Federal	$22	$29
State	92	74
Goodwill and intangible assets	10	13
Accruals	39	6
Other	28	41
	191	163
Valuation allowance for deferred tax assets	(65)	(66)
Total deferred tax assets	$126	$97

Deferred Tax Liabilities:
Goodwill and intangible assets	$(415)	$(427)
Property & equipment, net	(90)	(80)
Other	(28)	(3)
Total deferred tax liabilities	(533)	(510)
Net deferred tax liabilities	$(407)	$(413)

At December 31, 2019, the Company had approximately $106 million and $1.9 billion of gross federal and state net operating losses, respectively. Those losses will expire during various years from 2020 to 2039, and some of them are subject to annual limitations under the Internal Revenue Code Section 382 and similar state provisions.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes.  As of December 31, 2019, a valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future.  During the year ended December 31, 2019, we decreased our valuation allowance by $1 million to $65 million. The decrease in valuation allowance was primarily due to the change in the realizability of certain state deferred tax assets as a result of a business combination in 2019. During the year ended December 31, 2018, we increased our valuation allowance by $3 million to $66 million. The increase in valuation allowance was primarily due to uncertainty in the realizability of a state deferred tax asset generated by a subsidiary in 2018.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in millions):

	2019	2018	2017
Balance at January 1,	$7	$7	$5
Additions related to prior year tax positions	4	—	2
Additions related to current year tax positions	—	2	1
Reductions related to prior year tax positions	—	(1)	—
Reductions related to settlements with taxing authorities	—	—	(1)
Reductions related to expiration of the applicable statute of limitations	—	(1)	—
Balance at December 31,	$11	$7	$7

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Our 2013 through 2015 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. Our 2015 and subsequent federal and/or state tax returns remain subject to examination by various tax authorities.  We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $4 million, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

13. COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to the sports segment's sports programming rights agreements as of December 31, 2019 (in millions):

2020	$1,828
2021	1,783
2022	1,529
2023	1,478
2024	1,409
2025 and thereafter	8,215
Total	$16,242

Other Liabilities

In connection with the RSN Acquisition, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of December 31, 2019, $56 million was recorded within other current liabilities and $145 million was recorded within other long-term liabilities on our consolidated balance sheets. Imputed interest expense of $4 million was recorded for the year ended December 31, 2019.

In connection with the RSN Acquisition, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of December 31, 2019, $34 million was recorded within other current liabilities and $205 million was recorded within other long-term liabilities on our consolidated balance sheets. These obligations are recorded at fair value on a recurring basis. Total measurement adjustments of $8 million were recorded for the year ended December 31, 2019. For further information, see Note 18. Fair Value Measurements.

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

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ).  This consent decree resolves the Department of Justice’s investigation into the sharing of pacing information among certain stations in some local markets.  The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The U.S District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject Sinclair to any monetary damages or penalties.  The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the Department of Justice has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. Defendants in this action filed a motion to dismiss the consolidated action, and that motion is now fully briefed. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint (the "Initial Complaint") in the United States District Court for the District of Maryland (the "District of Maryland") against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Litigation, case No. 1:18-CV-02445-CCB (the "Securities Action").  On March 1, 2019, lead counsel in the Securities Action filed an amended complaint, adding David Smith and Steven Marks as defendants, and alleging that defendants violated the federal securities laws by issuing false or misleading disclosures concerning (a) the Merger prior to the termination thereof; and (b) the DOJ investigation concerning the alleged exchange of pacing information.  The Securities Action seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. On May 3, 2019, Defendants filed a motion to dismiss the amended complaint, which motion has been opposed by lead plaintiff. On February 4, 2020, the Court issued a decision granting the motion to dismiss in part and denying the motion to dismiss in part. On February 18, 2020, plaintiffs filed a motion for reconsideration or, in the alternative, to certify dismissal as final and appealable. The Company believes that the allegations in the Securities Action are without merit and intends to vigorously defend against the allegations.

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

On November 29, 2018, putative Company shareholder Fire and Police Retiree Health Care Fund, San Antonio filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Fire and Police Retiree Health Care Fund, San Antonio v. Smith, et al., Case No. 1:18-cv-03670-RDB (the "San Antonio Action"). On December 26, 2018, putative Company shareholder Teamsters Local 677 Health Services & Insurance Plan filed a shareholder derivative complaint in the Circuit Court of Maryland for Baltimore County (the "Circuit Court") against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Teamsters Local 677 Health Services & Insurance Plan v. Friedman, et al., Case No. 03-C-18-12119 (the "Teamsters Action"). A defendant in the Teamsters Action removed the Teamsters action to the District of Maryland, and the plaintiff in that case has moved to remand the case back to the Circuit Court. That motion is fully briefed and awaiting decision. On December 21, 2018, putative Company shareholder Norfolk County Retirement System filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Norfolk County Retirement System v. Smith, et al., Case No. 1:18-cv-03952-RDB (the "Norfolk Action," and together with the San Antonio Action and the Teamsters Action, the "Derivative Actions"). The plaintiffs in each of the Derivative Actions allege breaches of fiduciary duties by the defendants in connection with (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. The plaintiffs in the Derivative Actions seek declaratory relief, money damages to be awarded to the Company in an amount to be determined at trial, corporate governance reforms, equitable or injunctive relief, and attorney’s fees and costs. Additionally, the plaintiffs in the Teamsters and Norfolk Actions allege that the defendants were unjustly enriched, in the form of their compensation as directors and/or officers of the Company, in light of the alleged breaches of fiduciary duty, and seek restitution to be awarded to the Company. These allegations are the subject matter of the review being conducted by the Special Litigation Committee, as noted above. On April 30, 2019, the Special Litigation Committee moved to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions, which motion has been opposed by the plaintiffs. The Company and the remaining individual defendants joined in this motion. On October 23, 2019, the court granted the plaintiff’s motion in the Teamsters Action to remand that action back to the Circuit Court. On December 9, 2019, the court denied defendants’ motions to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions without prejudice, subject to potential renewal following limited discovery.

On August 9, 2018, Tribune filed a complaint (the "Tribune Complaint") in the Court of Chancery of the State of Delaware against the Company, which action is captioned Tribune Media Company v. Sinclair Broadcast Group, Inc, Case No. 2018-0593-JTL. The Tribune Complaint alleges that the Company breached the Merger Agreement by, among other things, failing to use its reasonable best efforts to secure regulatory approval of the Merger, and that such breach resulted in the failure of the Merger to obtain regulatory approval and close. The Tribune Complaint seeks declaratory relief, money damages in an amount to be determined at trial (but which the Tribune Complaint suggests could be in excess of $1 billion), and attorney's fees and costs. On August 29, 2018, the Company filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint. In its counterclaim, the Company alleges that Tribune breached the Merger Agreement and seeks declaratory relief, money damages in an amount to be determined at trial, and attorneys' fees and costs. The Company intends to continue its vigorous defense of this matter, while exploring opportunities to resolve it on reasonable terms.  Based on a review of the current facts and circumstances, and while no finding of liability or damages against the Company has been made, management has provided for what is believed to be a reasonable estimate of the potential loss exposure for this matter.  On January 27, 2020, the Company and Nexstar, which acquired Tribune in September 2019, agreed to settle the Tribune Complaint. As part of this settlement, the companies agreed to dismiss with prejudice the Tribune Complaint and release each other from any current and future claims relating to the terminated merger. Neither party has admitted any liability or wrongdoing in connection with the terminated merger; both parties have settled the lawsuit to avoid the costs, distraction, and uncertainties of continued litigation. On January 28, 2020, Tribune and Sinclair filed a stipulation voluntarily dismissing this litigation.

For the year ended December 31, 2019, we recorded a liability of $175 million for certain of the above legal matters, which is reflected within corporate general and administrative expenses and selling, general, and administrative expenses on our consolidated statements of operations.

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

In 1999, the FCC established a new local television ownership rule that made certain LMAs attributable.  The FCC adopted policies to grandfather LMAs that were entered into prior to November 5, 1996 and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its subsequent quadrennial reviews.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  Currently, all LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the grandfathering of these LMAs, we would have to terminate or modify these LMAs.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014, were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. On November 20, 2017, the FCC released an Ownership Order on Reconsideration that, among other things, eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, were filed before the U.S. Court of Appeals for the Third Circuit. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration. Petitions for rehearing en banc were filed by the FCC and industry intervenors (including the Company) on November 7, 2019. The Third Circuit denied the petitions for rehearing on November 20, 2019 and the court’s mandate issued on November 29, 2019. On February 7, 2020, the FCC and industry intervenors filed applications to extend the time to file petitions for writ of certiorari with the Supreme Court from February 18, 2020 to March 19, 2020, which applications were granted on February 12, 2020. We cannot predict whether the Supreme Court will grant a writ of certiorari or what the outcome of the proceeding would be. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including loss of revenues, increased costs, losses on investments, and termination penalties.

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

14. VARIABLE INTEREST ENTITIES:

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

We are party to a joint venture associated with Marquee. Marquee is party to a long term telecast rights agreement which provides the rights to air certain live game telecasts and other content, which we guarantee. In connection with the RSN Acquisition, we became party to a joint venture associated with one other regional sports network. We participate significantly in the economics and have the power to direct the activities which significantly impact the economic performance of these regional sports networks, including sales and certain operational services. We consolidate these regional sports networks because they are variable interest entities and we are the primary beneficiary.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included on our consolidated balance sheets as of December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$39	$—
Accounts receivable, net	39	28
Other current assets	16	7
Total current asset	94	35

Program contract costs, less current portion	1	2
Property and equipment, net	15	5
Operating lease assets	8	—
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	93	68
Other assets	2	2
Total assets	$228	$127

LIABILITIES
Current liabilities:
Other current liabilities	$19	$18

Notes payable, finance leases, and commercial bank financing, less current portion	15	19
Operating lease liabilities, less current portion	6	—
Program contracts payable, less current portion	7	8
Other long term liabilities	1	1
Total liabilities	$48	$46

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $127 million and $125 million as of December 31, 2019 and December 31, 2018, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2019, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 7. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs.  However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $71 million as of December 31, 2019 and 2018 and are included in other assets on our consolidated balance sheets. See Note 6. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to equity method investments and other equity investments are recorded in (loss) income from equity method investments and other income, net, respectively, on our consolidated statements of operations.  We recorded losses of $50 million, $45 million, and $5 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to these investments.

15. RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $5 million for each of the years ended December 31, 2019, 2018 and 2017.

Finance leases payable related to the aforementioned relationships were $11 million, net of $3 million interest, and $13 million, net of $4 million interest, as of December 31, 2019 and 2018, respectively. The finance leases mature in periods through 2029. For further information on finance leases to affiliates, see Note 7. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $2 million for each of the years ended December 31, 2019, 2018, and 2017.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 14. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of December 31, 2019, we have jointly, severally, unconditionally, and irrevocably guaranteed $46 million of Cunningham debt, of which $9 million, net of $1 million deferred financing costs, relates to the Cunningham VIEs that we consolidate, as discussed further below.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $51 million and $47 million as of December 31, 2019 and 2018, respectively.  The remaining aggregate purchase price of these stations, net of prepayments, as of both December 31, 2019 and 2018 was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $8 million, $10 million, and $9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025, and certain stations have renewal provisions for successive eight-year periods. Cunningham assumed the joint sales agreement under which we provide services to WEMT-TV, WYDO-TV, and KBVU-TV/KCVU-TV in September 2017 with the acquisition of the membership interest of Esteem Broadcasting LLC in connection with our acquisition of Bonten Media Group, as discussed in Note 2. Acquisitions and Dispositions of Assets.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported on our consolidated statements of operations. Our consolidated revenues include $155 million, $171 million, and $125 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to the Cunningham Stations.

In December 2017, Cunningham repaid, in its entirety, a January 2016 promissory note to borrow $20 million from us. Interest income from the note receivable was $1 million for the year ended December 31, 2017.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling $0.2 million for both the years ended December 31, 2019 and 2018, and $0.6 million for the year ended December 31, 2017.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2019, 2018, and 2017.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, YES Network paid us a management services fee of $2 million for the year ended December 31, 2019.

In conjunction with the acquisition of the RSNs on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, we assumed a minority interest in certain mobile production businesses, which we account for as equity method investments. During the year ended December 31, 2019, we made payments to these businesses totaling $12 million for production services.

Programming Rights

The Company has rights agreements covering the broadcast of regular season games with five professional teams, that have affiliates which have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the fiscal years ended 2030 through 2033. Program rights fees paid by the Company to these teams, in total, were $150 million for the year ended December 31, 2019.

16. EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2019, 2018, and 2017 (in millions, except share amounts which are reflected in thousands):

	2019	2018	2017
Income (Numerator)
Net income	$105	$346	$594
Net income attributable to the redeemable noncontrolling interests	(48)	—	—
Net income attributable to the noncontrolling interests	(10)	(5)	(18)
Numerator for diluted earnings available to common shareholders	$47	$341	$576

Shares (Denominator)
Weighted-average common shares outstanding	92,015	100,913	99,844
Dilutive effect of outstanding stock settled appreciation rights and stock options	1,170	805	945
Weighted-average common and common equivalent shares outstanding	93,185	101,718	100,789

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

	2019	2018	2017
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	238	1,325	450

17. SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: local news and marketing services and sports. Our local news and marketing services segment, previously disclosed as our broadcast segment, provides free over-the-air programming to television viewing audiences and includes stations in 89 markets located throughout the continental United States. Our sports segment provides viewers with live professional sports content and includes 23 regional sports network brands. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

For the year ended December 31, 2019, local news and marketing services and sports excluded from the below table is $35 million of revenue and selling, general, and administrative expenses, respectively, for services provided by local news and marketing services to sports, which are eliminated in consolidation. We had $13 million, $15 million, and $19 million in intercompany interest expense related to intercompany loans between other and corporate for the years ended December 31, 2019, 2018 and 2017, respectively. All other intercompany transactions are immaterial.

Segment financial information is included in the following tables for the years ended December 31, 2019, 2018, and 2017 (in millions):

As of December 31, 2019	Local News and Marketing Services	Sports	Other	Corporate	Consolidated
Goodwill	$2,026	$2,615	$75	$—	$4,716
Assets	4,866	11,237	693	574	17,370
Capital expenditures	139	9	4	4	156

As of December 31, 2018	Local News and Marketing Services	Sports	Other	Corporate	Consolidated
Goodwill	$2,055	$—	$69	$—	$2,124
Assets	4,797	—	721	1,054	6,572
Capital expenditures	95	—	5	5	105

For the year ended December 31, 2019	Local News and Marketing Services		Sports	Other	Corporate	Consolidated
Revenue	$2,655		$1,139	$446	$—	$4,240
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	245		157	22	—	424
Amortization of sports programming rights (a)	—		637	—	—	637
Amortization of program contract costs and net realizable value adjustments	90		—	—	—	90
Corporate general and administrative overhead expenses	144		93	1	149	387
Gain on asset dispositions and other, net of impairment	(62)	(b)	—	(4)	(26)	(92)
Operating income (loss)	513	(b)	65	15	(123)	470
Interest expense and amortization of debt discount and deferred financing costs	5		200	1	216	422
Income (loss) from equity method investments	—		18	(53)	—	(35)

For the year ended December 31, 2018	Local News and Marketing Services		Sports	Other		Corporate	Consolidated
Revenue	$2,715		$—	$340		$—	$3,055
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	251		—	29		—	280
Amortization of program contract costs and net realizable value adjustments	101		—	—		—	101
Corporate general and administrative overhead expenses	100		—	1		10	111
(Gain) loss on asset dispositions and other, net of impairment	(100)	(c)	—	60	(d)	—	(40)
Operating income (loss)	752	(c)	—	(82)	(d)	(10)	660
Interest expense and amortization of debt discount and deferred financing costs	6		—	1		285	292
Loss from equity method investments	—		—	(61)		—	(61)

For the year ended December 31, 2017	Local News and Marketing Services	Sports	Other		Corporate	Consolidated
Revenue	$2,394	$—	$242		$—	$2,636
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	244	—	31		1	276
Amortization of program contract costs and net realizable value adjustments	116	—	—		—	116
Corporate general and administrative overhead expenses	101	—	1		11	113
Gain on asset dispositions and other, net of impairment	(226)	—	(53)	(e)	—	(279)
Operating income (loss)	724	—	25	(e)	(12)	737
Interest expense and amortization of debt discount and deferred financing costs	5	—	2		205	212
Loss from equity method investments	—	—	(14)		—	(14)

(a)	The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations.

(b)	Includes a gain of $62 million related to reimbursements for the spectrum repack costs. See Note 2. Acquisitions and Dispositions of Assets.

(c)	Includes a gain of $83 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.

(d)	Includes a $60 million impairment to the carrying value of a consolidated real estate venture. See Note 1. Nature of Operations and Summary of Significant Accounting Policies.

(e)	Includes a gain on the sale of Alarm of $53 million, of which $12 million was attributable to noncontrolling interests. See Note 2. Acquisitions and Dispositions of Assets.

18. FAIR VALUE MEASUREMENTS:

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

The following table sets forth the carrying value and fair value of our financial assets and liabilities as of December 31, 2019 and 2018 (in millions):

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
STG:
Money market funds	$913	$913	$961	$961
Deferred compensation assets	36	36	26	26
Deferred compensation liabilities	33	33	24	24

Level 2 (a):
STG:
6.125% Senior Unsecured Notes due 2022 (b)	—	—	500	504
5.875% Senior Unsecured Notes due 2026	350	368	350	326
5.625% Senior Unsecured Notes due 2024	550	566	550	516
5.500% Senior Unsecured Notes due 2030 (c)	500	511	—	—
5.375% Senior Unsecured Notes due 2021 (b)	—	—	600	599
5.125% Senior Unsecured Notes due 2027	400	411	400	353
Term Loan A (d)	—	—	96	92
Term Loan B	1,329	1,326	1,343	1,275
Term Loan B-2 (c)	1,297	1,300	—	—
DSG:
6.625% Senior Unsecured Notes due 2027 (c)	1,825	1,775	—	—
5.375% Senior Secured Notes due 2026 (c)	3,050	3,085	—	—
Term Loan (c)	3,292	3,284	—	—
Debt of variable interest entities	21	21	25	25
Debt of non-media subsidiaries	18	18	20	20

Level 3:
DSG:
Variable payment obligations (e)	239	239	—	—

(a)
Amounts are carried on our consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $231 million and $33 million as of December 31, 2019 and 2018, respectively.

(b)	The STG 6.125% Notes and STG 5.375% Notes were redeemed, in full, in November 2019 and August 2019, respectively. See Note 7. Notes Payable and Commercial Bank Financing for additional information.

(c)
The STG Term Loan B-2, DSG Term Loan, and DSG Senior Notes were issued in August 2019 and the STG 5.500% Notes were issued in November 2019. See Note 7. Notes Payable and Commercial Bank Financing for additional information.

(d)	On April 30, 2019, we paid in full the remaining principal balance of $92 million of Term Loan A debt under the STG Bank Credit Agreement, due July 31, 2021.

(e)
The Company records its variable payment obligations at fair value on a recurring basis. These liabilities are further described in Other Liabilities within Note 13. Commitments and Contingencies. Significant unobservable inputs used in the fair value measurement are projected future operating income before depreciation and amortization; and weighted average discount rate of 9%. Significant increases (decreases) in projected future operating income would generally result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, would result in a significantly (lower) higher fair value measurement.

The following table summarizes the changes in financial liabilities measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Variable Payment Obligations
Fair value at December 31, 2018	$—
Liabilities acquired in the acquisition of the RSNs	264
Payments	(33)
Measurement adjustments	8
Fair value at December 31, 2019	$239

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under STG's Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, 5.500% Notes and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. STG’s 5.625% Notes were publicly registered in a Registration Statement on Form S-3ASR (No. 333-203483), effective April 17, 2015, and, until they were redeemed, STG’s 6.125% Notes were publicly registered in a Registration Statement on Form S-4 (No. 333-187724), effective April 16, 2013. Our Class A Common Stock and Class B Common Stock as of December 31, 2019, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under STG's Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, 5.500% Notes and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. As of December 31, 2019, our consolidated total debt of $12,438 million included $4,433 million of debt related to STG and its subsidiaries of which SBG guaranteed $4,395 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2019
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$357	$3	$973	$—	1,333
Accounts receivable, net	—	—	561	571	—	1,132
Other current assets	5	41	264	188	(50)	448
Total current assets	5	398	828	1,732	(50)	2,913

Property and equipment, net	1	31	659	96	(22)	765

Investment in consolidated subsidiaries	2,270	3,558	—	—	(5,828)	—
Goodwill	—	—	2,091	2,625	—	4,716
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets	—	—	1,426	6,598	(47)	7,977
Other long-term assets	82	1,611	279	618	(1,749)	841
Total assets	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

Accounts payable and accrued liabilities	$142	$109	$286	$296	$(51)	$782
Current portion of long-term debt	—	27	4	41	(1)	71
Other current liabilities	—	1	133	147	—	281
Total current liabilities	142	137	423	484	(52)	1,134

Long-term debt	700	4,348	32	8,317	(1,030)	12,367
Other liabilities	13	53	1,418	547	(934)	1,097
Total liabilities	855	4,538	1,873	9,348	(2,016)	14,598

Redeemable noncontrolling interests	—	—	—	1,078	—	1,078
Total Sinclair Broadcast Group equity	1,503	1,060	3,554	1,069	(5,684)	1,502
Noncontrolling interests in consolidated subsidiaries	—	—	—	188	4	192
Total liabilities, redeemable noncontrolling interests, and equity	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2018
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$962	$19	$79	$—	$1,060
Accounts receivable, net	—	—	531	68	—	599
Other current assets	3	6	103	37	(24)	125
Total current assets	3	968	653	184	(24)	1,784

Property and equipment, net	1	32	594	70	(14)	683

Investment in consolidated subsidiaries	1,604	3,654	4	—	(5,262)	—
Goodwill	—	—	2,120	4	—	2,124
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets	—	—	1,609	70	(52)	1,627
Other long-term assets	31	851	119	166	(971)	196
Total assets	$1,639	$5,505	$5,243	$508	$(6,323)	$6,572

Accounts payable and accrued liabilities	$—	$78	$237	$40	$(25)	$330
Current portion of long-term debt	—	31	4	8	—	43
Other current liabilities	—	1	144	55	—	200
Total current liabilities	—	110	385	103	(25)	573

Long-term debt	—	3,776	36	383	(345)	3,850
Other liabilities	—	40	1,169	173	(833)	549
Total liabilities	—	3,926	1,590	659	(1,203)	4,972

Total Sinclair Broadcast Group equity	1,639	1,579	3,653	(108)	(5,124)	1,639
Noncontrolling interests in consolidated subsidiaries	—	—	—	(43)	4	(39)
Total liabilities and equity	$1,639	$5,505	$5,243	$508	$(6,323)	$6,572

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2019
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$35	$2,841	$1,487	$(123)	$4,240

Media programming and production expenses	—	—	1,238	894	(59)	2,073
Selling, general and administrative	147	147	663	202	(40)	1,119
Depreciation, amortization and other operating expenses	—	(20)	278	334	(14)	578
Total operating expenses	147	127	2,179	1,430	(113)	3,770

Operating (loss) income	(147)	(92)	662	57	(10)	470

Equity in earnings of consolidated subsidiaries	165	577	—	—	(742)	—
Interest expense	(5)	(216)	(4)	(216)	19	(422)
Other income (expense)	2	(7)	(53)	24	(5)	(39)
Total other income (expense)	162	354	(57)	(192)	(728)	(461)

Income tax benefit (provision)	32	66	(21)	19	—	96
Net income (loss)	47	328	584	(116)	(738)	105
Net income attributable to the redeemable noncontrolling interests	—	—	—	(48)	—	(48)
Net income attributable to the noncontrolling interests	—	—	—	(10)	—	(10)
Net income (loss) attributable to Sinclair Broadcast Group	$47	$328	$584	$(174)	$(738)	$47
Comprehensive income (loss)	$47	$327	$584	$(116)	$(738)	$104

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,856	$293	$(94)	$3,055

Media programming and production expenses	—	—	1,131	141	(81)	1,191
Selling, general and administrative	10	100	613	20	(2)	741
Depreciation, amortization and other operating expenses	—	5	258	207	(7)	463
Total operating expenses	10	105	2,002	368	(90)	2,395

Operating (loss) income	(10)	(105)	854	(75)	(4)	660

Equity in earnings of consolidated subsidiaries	348	724	—	—	(1,072)	—
Interest expense	—	(285)	(4)	(18)	15	(292)
Other income (expense)	2	(2)	(58)	—	—	(58)
Total other income (expense)	350	437	(62)	(18)	(1,057)	(350)

Income tax benefit (provision)	2	90	(62)	6	—	36
Net income (loss)	342	422	730	(87)	(1,061)	346
Net income attributable to the noncontrolling interests	—	—	—	(5)	—	(5)
Net income (loss) attributable to Sinclair Broadcast Group	$342	$422	$730	$(92)	$(1,061)	$341
Comprehensive income (loss)	$347	$422	$730	$(87)	$(1,065)	$347

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,507	$210	$(81)	$2,636

Media programming and production expenses	—	—	1,013	124	(73)	1,064
Selling, general and administrative	9	103	522	15	(2)	647
Depreciation, amortization and other operating expenses	1	6	132	51	(2)	188
Total operating expenses	10	109	1,667	190	(77)	1,899

Operating (loss) income	(10)	(109)	840	20	(4)	737

Equity in earnings of consolidated subsidiaries	579	794	—	—	(1,373)	—
Interest expense	—	(205)	(4)	(22)	19	(212)
Other income (expense)	2	5	(6)	(7)	—	(6)
Total other income (expense)	581	594	(10)	(29)	(1,354)	(218)

Income tax benefit (provision)	5	100	(30)	—	—	75
Net income (loss)	576	585	800	(9)	(1,358)	594
Net income attributable to the noncontrolling interests	—	—	—	(18)	—	(18)
Net income (loss) attributable to Sinclair Broadcast Group	$576	$585	$800	$(27)	$(1,358)	$576
Comprehensive income (loss)	$593	$584	$800	$(9)	$(1,375)	$593

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019
(In million)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(5)	$(210)	$734	$396	$1	$916
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4)	(152)	(11)	11	(156)
Acquisition of businesses, net of cash acquired	—	—	—	(8,999)	—	(8,999)
Proceeds from the sale of assets	—	—	—	8	—	8
Purchases of investments	(6)	(39)	(54)	(353)	—	(452)
Distributions from investments	—	3	—	4	—	7
Spectrum repack reimbursements	—	—	62	—	—	62
Other, net	—	—	(1)	1	—	—
Net cash flows (used in) from investing activities	(6)	(40)	(145)	(9,350)	11	(9,530)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,793	—	8,163	—	9,956
Repayments of notes payable, commercial bank financing and finance leases	—	(1,213)	(4)	(19)	—	(1,236)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	—	—	985	—	985
Dividends paid on Class A and Class B Common Stock	(73)	—	—	—	—	(73)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(33)	—	(33)
Repurchases of outstanding Class A Common Stock	(145)	—	—	—	—	(145)
Redemption of redeemable subsidiary preferred equity	—	—	—	(297)	—	(297)
Debt issuance costs	—	(25)	—	(174)	—	(199)
Distributions to noncontrolling interests	—	—	—	(32)	—	(32)
Increase (decrease) in intercompany payables	227	(905)	(601)	1,291	(12)	—
Other, net	2	(5)	—	(36)	—	(39)
Net cash flows from (used in) financing activities	11	(355)	(605)	9,848	(12)	8,887

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(605)	(16)	894	—	273
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	962	19	79	—	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$357	$3	$973	$—	$1,333

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(9)	$(253)	$936	$(40)	$13	647
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(7)	(98)	(4)	4	(105)
Spectrum repack reimbursements	—	—	6	—	—	6
Proceeds from the sale of assets	—	—	2	—	—	2
Purchases of investments	(2)	(14)	(29)	(3)	—	(48)
Distributions from investments	6	—	—	18	—	24
Other, net	—	—	3	—	—	3
Net cash flows from (used in) investing activities	4	(21)	(116)	11	4	(118)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	4	—	4
Repayments of notes payable, commercial bank financing and finance leases	—	(148)	(4)	(15)	—	(167)
Debt issuance costs	—	—	—	(1)	—	(1)
Dividends paid on Class A and Class B Common Stock	(74)	—	—	—	—	(74)
Repurchase of outstanding Class A Common Stock	(221)	—	—	—	—	(221)
Distributions to noncontrolling interests	—	—	—	(9)	—	(9)
Increase (decrease) in intercompany payables	297	738	(1,117)	100	(18)	—
Other, net	3	—	(3)	2	1	3
Net cash flows from (used in) financing activities	5	590	(1,124)	81	(17)	(465)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	316	(304)	52	—	64
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	646	323	27	—	996
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$962	$19	$79	$—	$1,060

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(8)	$(181)	$600	$12	$9	$432
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(15)	(68)	(3)	2	(84)
Acquisition of businesses, net of cash acquired	—	(8)	(263)	—	—	(271)
Proceeds from the sale of assets	—	—	—	195	—	195
Purchases of investments	(1)	(8)	(21)	(33)	—	(63)
Distributions from investments	6	20	—	6	—	32
Spectrum auction proceeds	—	—	311	—	—	311
Other, net	—	—	—	(6)	—	(6)
Net cash flows from (used in) investing activities	5	(11)	(41)	159	2	114

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	159	—	7	—	166
Repayments of notes payable, commercial bank financing and finance leases	(2)	(214)	(3)	(121)	—	(340)
Debt issuance costs	—	(1)	—	—	—	(1)
Proceeds from sale of Class A Common Stock	488	—	—	—	—	488
Dividends paid on Class A and Class B Common Stock	(71)	—	—	—	—	(71)
Repurchase of outstanding Class A Common Stock	(30)	—	—	—	—	(30)
Distributions to noncontrolling interests	—	—	—	(22)	—	(22)
(Decrease) increase in intercompany payables	(382)	661	(243)	(25)	(11)	—
Other, net	—	1	(1)	—	—	—
Net cash flows from (used in) financing activities	3	606	(247)	(161)	(11)	190

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	414	312	10	—	736
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	232	11	17	—	260
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$646	$323	$27	$—	$996

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In millions, except per share data)

	For the Quarter Ended
	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Total revenues	$722	$771	$1,125	$1,622
Operating income (loss)	$93	$106	$(6)	$277
Net income (loss)	$23	$43	$(49)	$88
Net income (loss) attributable to Sinclair Broadcast Group	$21	$42	$(60)	$44
Basic earnings (loss) per common share	$0.23	$0.46	$(0.65)	$0.47
Diluted earnings (loss) per common share	$0.23	$0.45	$(0.64)	$0.47

	For the Quarter Ended
	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Total revenues	$665	$730	$766	$894
Operating income	$107	$132	$158	$263
Net income	$44	$29	$65	$208
Net income attributable to Sinclair Broadcast Group	$43	$28	$64	$206
Basic earnings per common share	$0.42	$0.27	$0.63	$2.12
Diluted earnings per common share	$0.42	$0.27	$0.62	$2.10