Form 10-Q
period 2020-03-31
SINCLAIR BROADCAST GROUP INC
filed 2020-05-11
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 8, 2020
Class A Common Stock	55,394,945
Class B Common Stock	24,727,682

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,342	$1,333
Accounts receivable, net of allowance for doubtful accounts of $5 and $8, respectively	1,100	1,132
Income taxes receivable	137	103
Prepaid sports rights	338	113
Prepaid expenses and other current assets	152	232
Total current assets	3,069	2,913
Property and equipment, net	786	765
Operating lease assets	226	223
Goodwill	4,716	4,716
Indefinite-lived intangible assets	158	158
Customer relationships, net	5,853	5,979
Other definite-lived intangible assets, net	1,961	1,998
Other assets	591	618
Total assets (a)	$17,360	$17,370

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$526	$782
Current portion of notes payable, finance leases, and commercial bank financing	71	71
Current portion of operating lease liabilities	41	38
Current portion of program contracts payable	69	88
Other current liabilities	133	155
Total current liabilities	840	1,134
Notes payable, finance leases, and commercial bank financing, less current portion	13,231	12,367
Operating lease liabilities, less current portion	216	217
Program contracts payable, less current portion	35	39
Deferred tax liabilities	429	407
Other long-term liabilities	431	434
Total liabilities (a)	15,182	14,598
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	522	1,078
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 58,352,497 and 66,830,110 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 24,727,682 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	864	1,011
Retained earnings	596	492
Accumulated other comprehensive loss	(2)	(2)
Total Sinclair Broadcast Group shareholders’ equity	1,459	1,502
Noncontrolling interests	197	192
Total equity	1,656	1,694
Total liabilities, redeemable noncontrolling interests, and equity	$17,360	$17,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of March 31, 2020 and December 31, 2019 include total assets of variable interest entities (VIEs) of $212 million and $228 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of both March 31, 2020 and December 31, 2019 include total liabilities of VIEs of $27 million for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Media revenues	$1,574	$673
Non-media revenues	35	49
Total revenues	1,609	722

OPERATING EXPENSES:
Media programming and production expenses	828	319
Media selling, general and administrative expenses	210	160
Amortization of program contract costs and net realizable value adjustments	23	24
Non-media expenses	30	39
Depreciation of property and equipment	24	23
Corporate general and administrative expenses	49	28
Amortization of definite-lived intangible and other assets	150	43
Gain on asset dispositions and other, net of impairment	(32)	(8)
Total operating expenses	1,282	628
Operating income	327	94

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(180)	(54)
Gain from extinguishment of debt	2	—
Loss from equity method investments	(6)	(14)
Other (expense) income, net	(4)	2
Total other expense, net	(188)	(66)
Income before income tax	139	28
INCOME TAX BENEFIT (PROVISION)	12	(5)
NET INCOME	151	23
Net income attributable to the redeemable noncontrolling interests	(20)	—
Net income attributable to the noncontrolling interests	(8)	(1)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$123	$22

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$1.36	$0.23
Diluted earnings per share	$1.35	$0.23
Weighted average common shares outstanding (in thousands)	90,609	92,302
Weighted average common and common equivalent shares outstanding (in thousands)	91,226	93,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$151	$23
Comprehensive income	151	23
Comprehensive income attributable to the redeemable noncontrolling interests	(20)	—
Comprehensive income attributable to the noncontrolling interests	(8)	(1)
Comprehensive income attributable to Sinclair Broadcast Group	$123	$22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2019
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2018	68,897,723	$1	25,670,684	$—	$1,121	$517	$(1)	$(38)	$1,600
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	(18)	—	—	(18)
Class B Common Stock converted into Class A Common Stock	143,002	—	(143,002)	—	—	—	—	—	—
Repurchases of Class A Common Stock	(3,493,194)	—	—	—	(105)	—	—	—	(105)
Class A Common Stock issued pursuant to employee benefit plans	694,321	—	—	—	22	—	—	—	22
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	22	—	1	23
BALANCE, March 31, 2019	66,241,852	$1	25,527,682	$—	$1,038	$521	$(1)	$(40)	$1,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(19)	—	—	(19)
Repurchases of Class A Common Stock	—	(9,957,297)	—	—	—	(176)	—	—	—	(176)
Class A Common Stock issued pursuant to employee benefit plans	—	1,479,684	—	—	—	29	—	—	—	29
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(3)	(3)
Distributions to redeemable noncontrolling interests	(378)	—	—	—	—	—	—	—	—	—
Redemption of redeemable noncontrolling interests	(198)	—	—	—	—	—	—	—	—	—
Net income	20	—	—	—	—	—	123	—	8	131
BALANCE, March 31, 2020	522	58,352,497	$1	24,727,682	$—	$864	$596	$(2)	$197	$1,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$151	$23
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	24	23
Amortization of definite-lived intangible and other assets	150	43
Amortization of program contract costs and net realizable value adjustments	23	24
Stock-based compensation	17	11
Deferred tax benefit	22	2
Gain on asset disposition and other, net of impairment	(32)	(8)
Loss from equity method investments	6	14
Distributions from investments	24	1
Amortization of sports programming rights	391	—
Sports programming rights payments	(612)	—
Gain on extinguishment of debt	(2)	—
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	34	16
Decrease (increase) in prepaid expenses and other current assets	44	(23)
Decrease in accounts payable and accrued and other current liabilities	(240)	(18)
Net change in net income taxes payable/receivable	(34)	1
Decrease in program contracts payable	(23)	(24)
Other, net	18	14
Net cash flows (used in) from operating activities	(39)	99
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(46)	(29)
Spectrum repack reimbursements	24	8
Proceeds from the sale of assets	18	—
Purchases of investments	(25)	(28)
Other, net	6	2
Net cash flows used in investing activities	(23)	(47)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	873	—
Repayments of notes payable, commercial bank financing, and finance leases	(20)	(11)
Repurchase of outstanding Class A Common Stock	(176)	(105)
Dividends paid on Class A and Class B Common Stock	(18)	(18)
Redemption of redeemable subsidiary preferred equity	(198)	—
Distributions to noncontrolling interests, net	(3)	(2)
Distributions to redeemable noncontrolling interests	(378)	—
Other, net	(9)	(1)
Net cash flows from (used in) financing activities	71	(137)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	9	(85)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,333	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$1,342	$975

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

As of March 31, 2020, we had two reportable segments for accounting purposes, local news and marketing services and sports. The local news and marketing services segment consists primarily of our 191 broadcast television stations in 89 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)). These stations broadcast 631 channels as of March 31, 2020. For the purpose of this report, these 191 stations and 631 channels are referred to as "our" stations and channels. The sports segment consists primarily of 21 regional sports network brands (the Acquired RSNs), the Marquee Sports Network (Marquee), and a 20% equity interest in the Yankee Entertainment and Sports Network, LLC (YES Network). We refer to the Acquired RSNs and Marquee as "the RSNs." The RSNs and YES Network, on a combined basis, own the exclusive rights to air, among other sporting events, the games of 44 professional sports teams and the RSNs are renegotiating rights with one team.

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Equity Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. Investments accounted for utilizing the measurement alternative were $38 million, net of $7 million of cumulative impairments, as of March 31, 2020 and $28 million, net of $7 million of cumulative impairments, as of December 31, 2019. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three months ended March 31, 2020 and a $2 million impairment related to one investment for the three months ended March 31, 2019, which is reflected in other income (expense), net in our consolidated statements of operations.

YES Network Investment. On August 29, 2019, an indirect subsidiary of Diamond Sports Group, LLC (DSG), an indirect wholly-owned subsidiary of the Company, acquired a 20% equity interest in YES Network for cash consideration of $346 million as part of a consortium led by Yankee Global Enterprises. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is represented within loss from equity method investments in our consolidated statements of operations. During the three months ended March 31, 2020, we recorded income of $5 million related to our investment.

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

As of March 31, 2020, the impact of the outbreak of the novel coronavirus (COVID-19) continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, program contract costs, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued amended guidance on the accounting for credit losses on financial instruments. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition of allowances for losses. We adopted this guidance during the first quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with the capitalized implementation costs of a hosting arrangement that is a service contract expensed over the term of the hosting arrangement. We adopted this guidance during the first quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). We adopted this guidance during the first quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements.

In March 2019, the FASB issued guidance which requires that an entity test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. We adopted this guidance during the first quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements. See Broadcast Television Programming below for further information on our accounting for television program contracts.

In December 2019, the FASB issued guidance which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 and may be applied prospectively through December 31, 2022. We are currently evaluating the impact of this guidance on our consolidated financial statements, if elected.

Broadcast Television Programming

We have agreements with rights holders for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over periods that are generally equal to or shorter than the contract period.  Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.
The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or fair value.  Program contract costs are amortized on a straight-line basis except for contracts greater than three years which are amortized utilizing an accelerated method.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically made on a scheduled basis and are not affected by amortization or fair value adjustments.

Fair value is determined utilizing a discounted cash flow model based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material.  We assess our program contract costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value in accordance with the accounting guidance for the broadcasting industry.

Sports Programming Rights

We have multi-year program rights agreements that provide the Company with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. A prepaid asset is recorded for rights acquired related to future games upon payment of the contracted fee. The assets recorded for the acquired rights are classified as current or non-current based on the period when the games are expected to be aired. Liabilities are recorded for any program rights obligations that have been incurred but not yet paid at period end.  We amortize these programing rights as an expense over each season based upon contractually stated rates. Amortization is accelerated in the event that the stated contractual rates over the term of the rights agreement results in an expense recognition pattern that is inconsistent with the projected growth of revenue over the contractual term.

On March 12, 2020, the NBA and NHL suspended their seasons as a result of the COVID-19 pandemic. On this date, the Company suspended the recognition of amortization expense associated with program rights agreements with teams within these leagues. Amortization expense will resume over the modified seasons when the games commence. The timing and format of the remaining 2019-2020 NBA and NHL seasons is uncertain. On March 12, 2020, MLB also announced the delay of the 2020 regular season. This delay did not have a material effect on amortization expense for the three months ended March 31, 2020 as the season has not yet commenced; however, the season delay will impact the timing and potentially the amount of amortization recognized in future periods.

Certain rights agreements with professional teams contain provisions which require the rebate of rights fees paid by the Company if a contractually minimum number of live games are not delivered. As of March 31, 2020, the Company has not recorded any receivables associated with these rebate provisions.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2020	Local News and Marketing Services	Sports	Other	Eliminations	Total
Distribution revenue	$355	$752	$49	$—	$1,156
Advertising revenue	310	55	35	—	400
Other media, non-media, and intercompany revenues	36	5	44	(32)	53
Total revenues	$701	$812	$128	$(32)	$1,609

For the three months ended March 31, 2019	Local News and Marketing Services	Sports	Other	Eliminations	Total
Distribution revenue	$320	$—	$32	$—	$352
Advertising revenue	288	—	20	—	308
Other media, non-media, and intercompany revenue	11	—	55	(4)	62
Total revenues	$619	$—	$107	$(4)	$722

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

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. The Company has not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues regarding the timing and format of the revised 2020 seasons may result in our inability to meet these minimum requirements and the need to reduce revenue based upon estimated rebates due to our distribution customers.

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenue was $45 million and $54 million as of March 31, 2020 and December 31, 2019, respectively. Deferred revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the deferred revenue balance as of December 31, 2019 and 2018 was $30 million and $38 million, respectively.

For the three months ended March 31, 2020, three customers accounted for 20%, 17%, and 12%, respectively, of our total revenues and 19%, 17%, and 12%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three months ended March 31, 2020 and 2019 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2020 was less than the statutory rate primarily due to $27 million of federal tax credits related to investments in sustainability initiatives and a $13 million discrete benefit as a result of the CARES Act allowing for the estimated 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%. Our effective income tax rate for the three months ended March 31, 2019 was less than the statutory rate primarily due to $5 million of federal tax credits related to investments in sustainability initiatives partially offset by a $3 million increase in liability for unrecognized tax benefits.

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

Share Repurchase Program

On August 9, 2018, the Board of Directors authorized a $1 billion share repurchase authorization, in addition to the previous repurchase authorization of $150 million. There is no expiration date and currently, management has no plans to terminate this program.  We repurchased approximately 10 million shares for $176 million during the three months ended March 31, 2020. As of March 31, 2020, the total remaining purchase authorization was $547 million. As of May 8, 2020, we repurchased an additional 3.1 million shares of Class A Common Stock for $47 million during the second quarter.

Subsequent Events

In May 2020, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on June 15, 2020 to holders of record at the close of business on June 1, 2020.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has and will impact its advertisers, distributors, and professional sports leagues. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, the Company expects the effect of the COVID-19 pandemic to intensify during the three month period ended June 30, 2020. The Company is currently unable to predict the extent of the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows in future periods due to numerous uncertainties.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Acquisitions

RSN Acquisition. In May 2019, DSG entered into a definitive agreement to acquire controlling interests in 21 Regional Sports Network brands and Fox College Sports (collectively, the Acquired RSNs), from The Walt Disney Company (Disney) for $9.6 billion plus certain adjustments. On August 23, 2019 we completed the acquisition for an aggregate preliminary purchase price, including cash acquired, and subject to an adjustment based upon finalization of working capital, net debt, and other adjustments, of $9,817 million, accounted for as a business combination under the acquisition method of accounting. The acquisition provides an expansion to our premium sports programming including the exclusive regional distribution rights to 42 professional teams consisting of 14 Major League Baseball teams, 16 National Basketball Association teams, and 12 National Hockey League teams. The Acquired RSNs are reported within our sports segment. See Note 7. Segment Data.

The transaction was funded through a combination of debt financing raised by DSG and Sinclair Television Group (STG), and redeemable subsidiary preferred equity.

The following table summarizes our current allocation of the fair value of acquired assets, assumed liabilities, and noncontrolling interests of the Acquired RSNs (in millions):

Cash and cash equivalents	$824
Accounts receivable, net	606
Prepaid expenses and other current assets	175
Property and equipment, net	25
Customer relationships, net	5,439
Other definite-lived intangible assets, net	1,286
Other assets	52
Accounts payable and accrued liabilities	(181)
Other long-term liabilities	(396)
Goodwill	2,615
Fair value of identifiable net assets acquired	$10,445
Redeemable noncontrolling interests	(380)
Noncontrolling interests	(248)
Gross purchase price	$9,817
Purchase price, net of cash acquired	$8,993

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

The definite-lived intangible assets of $6,725 million are primarily comprised of customer relationships, which represent existing advertiser relationships and contractual relationships with MVPDs of $5,439 million, the fair value of contracts with sports teams of $1,271 million, and tradenames/trademarks of $15 million. The intangible assets will be amortized over a weighted average useful life of 2 years for tradenames/trademarks, 13 years for customer relationships, and 12 years for contracts with sports teams on a straight-line basis. The fair value of the sports team contracts will be amortized over the respective contract term. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies. We estimate that $2.6 billion of goodwill, which represents our interest in the Acquired RSNs, will be deductible for tax purposes.

In connection with the acquisition, for the three months ended March 31, 2020, we recognized $4 million of transaction costs that we expensed as incurred and classified as corporate general and administrative expenses in our consolidated statements of operations. For the three months ended March 31, 2020, revenue and operating income (excluding the effects of intercompany expenses) of the Acquired RSNs included in our consolidated statements of operations were $805 million and $192 million.

Pro Forma Information. The table below sets forth unaudited pro forma results of operations, assuming that the RSN Acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of the period presented (in millions, expect per share data):

Three Months Ended March 31, 2019
Total revenue	$1,671
Net income	$92
Net income attributable to Sinclair Broadcast Group	$34
Basic earnings per share attributable to Sinclair Broadcast Group	$0.37
Diluted earnings per share attributable to Sinclair Broadcast Group	$0.37

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

Dispositions

Broadcast Sales. In January 2020, we agreed to sell the license and non-license assets of WDKY-TV in Lexington, KY and certain non-license assets associated with KGBT-TV in Harlingen, TX for an aggregate purchase price of $36 million. The KGBT-TV transaction closed during the first quarter of 2020 and we recorded a gain of $8 million which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. We expect the WDKY-TV transaction to close during the second half of 2020, pending customary closing conditions and approval by the FCC. The carrying value of these assets was not material as of March 31, 2020.

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

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $24 million and $8 million for the three months ended March 31, 2020 and 2019, respectively, which are recorded within gain on asset dispositions and other, net of impairment on our consolidated financial statements. For the three months ended March 31, 2020 and 2019, capital expenditures related to the spectrum repack were $21 million and $13 million, respectively.

3.              NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Bank Credit Agreements

On March 17, 2020, we drew $648 million under STG's $650 million five-year revolving credit facility (the STG Revolving Credit Facility), priced at LIBOR plus 2.00%. As of March 31, 2020, there were $648 million outstanding borrowings, $1.4 million in letters of credit outstanding, and $0.6 million available under the STG Revolving Credit Facility. In April 2020, we repaid $423 million of the outstanding borrowings under the STG Revolving Credit Facility. On March 17, 2020, we drew down $225 million under DSG's $650 million five-year revolving credit facility (the DSG Revolving Credit Facility), priced at LIBOR plus 3.00%, subject to step-downs based on certain leverage ratios. As of March 31, 2020, there were $225 million outstanding borrowings and $425 million available under the DSG Revolving Credit Facility. The Bank Credit Agreements contain various restrictions and covenants, including a financial maintenance covenant only applicable if borrowings under the respective revolving credit facility exceed 35% of the total commitments of each facility, whereby the first lien leverage ratio (as defined in the respective credit agreements) would need to be below 4.5x and 6.25x for STG and DSG, respectively.  As of March 31, 2020, we were in compliance with all covenants.

The draws on the revolving credit facilities were a precautionary measure to preserve the Company's financial flexibility in light of the current uncertainly in the global economy resulting from the novel coronavirus pandemic (COVID-19). If needed, the proceeds will be available to be used for working capital and general corporate purposes.

DSG Senior Notes

On March 23, 2020, we redeemed, at a discount, $5 million aggregate principal amount of DSG's 6.625% Notes due 2027 (the DSG 6.625% Notes and together with DSG's 5.375% Senior Secured Notes due 2026, the DSG Notes) for consideration of $3 million. We recognized a gain on extinguishment of the DSG 6.625% Notes of $2 million for the three months ended March 31, 2020. As of March 31, 2020, the DSG 6.625% Notes balance, net of deferred financing costs, was $1,781 million.

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of March 31, 2020 and December 31, 2019. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $8 million and $9 million as of March 31, 2020 and December 31, 2019, respectively.

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $55 million and $57 million of debt of certain third parties as of March 31, 2020 and December 31, 2019, respectively, of which $19 million and $20 million, net of deferred financing costs, related to consolidated VIEs that are included in our consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 9. Related Person Transactions. We have determined that, as of March 31, 2020, it is not probable that we would have to perform under any of these guarantees.

4.              REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, Diamond Sports Holdings LLC (DSH), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity (the Redeemable Subsidiary Preferred Equity).

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

The balance of the Redeemable Subsidiary Preferred Equity as of March 31, 2020 was $522 million, net of issuance costs. Dividends accrued during the three months ended March 31, 2020 were $13 million which was paid-in-kind and included in the outstanding balance as of March 31, 2020. The dividends paid-in-kind accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 8%, which is 0.5% higher than the rate payable if the dividends were paid in cash during the quarter.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries had the right to sell their interest to the Company at a fair market sale value of $376 million, plus any undistributed income, which was exercised and settled in January 2020.

5.              COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to the sports segment's sports programming rights agreement as of March 31, 2020. These commitments assume that sports teams fully deliver the contractually committed games.

(in millions)
2020 (remainder)	$1,223
2021	1,784
2022	1,529
2023	1,479
2024	1,409
2025 and thereafter	8,215
Total	$15,639

Other Liabilities

In connection with the RSN Acquisition, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of March 31, 2020, $56 million was recorded within other current liabilities and $147 million was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $2 million was recorded for the three months ended March 31, 2020.

In connection with the RSN Acquisition, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of March 31, 2020, $30 million was recorded within other current liabilities and $205 million was recorded within other long-term liabilities in our consolidated balance sheets. These obligations are recorded at fair value on a recurring basis. Total measurement adjustments of $3 million were recorded for the three months ended March 31, 2020. For further information, see Note 10. Fair Value Measurements.

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

FCC Litigation Matters

On December 21, 2017, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries. We have responded to dispute the Commission's findings and the proposed fine.

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

On or about May 6, 2020, the Company entered a consent decree with the FCC pursuant to which the Company agreed to pay $48 million to resolve the FCC’s investigation of the allegations raised in the HDO, the matters covered by the NAL, and a retransmission related matter. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. For the three months ended March 31, 2020, we recorded an expense of $2.5 million for the above legal matters, which is reflected within selling, general, and administrative expenses in our consolidated statements of operations.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ).  This consent decree resolves the Department of Justice’s investigation into the sharing of pacing information among certain stations in some local markets.  The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject Sinclair to any monetary damages or penalties.  The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the Department of Justice has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

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

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint (the "Initial Complaint") in the United States District Court for the District of Maryland (the "District of Maryland") against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Litigation, case No. 1:18-CV-02445-CCB (the "Securities Action").  On March 1, 2019, lead counsel in the Securities Action filed an amended complaint, adding David Smith and Steven Marks as defendants, and alleging that defendants violated the federal securities laws by issuing false or misleading disclosures concerning (a) the Merger prior to the termination thereof; and (b) the DOJ investigation concerning the alleged exchange of pacing information.  The Securities Action seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. On May 3, 2019, Defendants filed a motion to dismiss the amended complaint, which motion has been opposed by lead plaintiff. On February 4, 2020, the Court issued a decision granting the motion to dismiss in part and denying the motion to dismiss in part. On February 18, 2020, plaintiffs filed a motion for reconsideration or, in the alternative, to certify dismissal as final and appealable. Defendants have filed an opposition to this motion. The Company believes that the allegations in the Securities Action are without merit and intends to vigorously defend against the allegations.

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

On August 9, 2018, Tribune filed a complaint (the "Tribune Complaint") in the Court of Chancery of the State of Delaware against the Company, which action is captioned Tribune Media Company v. Sinclair Broadcast Group, Inc, Case No. 2018-0593-JTL. The Tribune Complaint alleged that the Company breached the Merger Agreement by, among other things, failing to use its reasonable best efforts to secure regulatory approval of the Merger, and that such breach resulted in the failure of the Merger to obtain regulatory approval and close. The Tribune Complaint sought declaratory relief, money damages in an amount to be determined at trial (but which the Tribune Complaint suggests could be in excess of $1 billion),and attorney's fees and costs. On August 29, 2018, the Company filed its Answer, Affirmative Defenses, and Verified Counterclaim to the Verified Complaint. In its counterclaim, the Company alleges that Tribune breached the Merger Agreement and seeks declaratory relief, money damages in an amount to be determined at trial, and attorneys' fees and costs. On January 27, 2020, the Company and Nexstar, which acquired Tribune in September 2019, agreed to settle the Tribune Complaint. As part of this settlement, the companies agreed to dismiss with prejudice the Tribune Complaint and release each other from any current and future claims relating to the terminated merger. Neither party has admitted any liability or wrongdoing in connection with the terminated merger; both parties have settled the lawsuit to avoid the costs, distraction, and uncertainties of continued litigation. On January 28, 2020, Tribune and Sinclair filed a stipulation voluntarily dismissing this litigation.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended March 31,
	2020	2019
Income (Numerator)
Net income	$151	$23
Net income attributable to the redeemable noncontrolling interests	(20)	—
Net income attributable to the noncontrolling interests	(8)	(1)
Numerator for basic and diluted earnings per common share available to common shareholders	$123	$22

Shares (Denominator)
Weighted-average common shares outstanding	90,609	92,302
Dilutive effect of stock-settled appreciation rights and outstanding stock options	617	916
Weighted-average common and common equivalent shares outstanding	91,226	93,218

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	2,814	950

7.              SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: local news and marketing services and sports. Our local news and marketing services segment, previously referred to as our broadcast segment, provides free over-the-air programming to television viewing audiences and includes stations in 89 markets located throughout the continental United States. Our sports segment provides viewers with live professional sports content and includes 23 regional sports network brands. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2020	Local News and Marketing Services	Sports	Other & Corporate	Eliminations	Consolidated
Assets	$4,758	$10,846	$1,774	$(18)	$17,360

For the three months ended March 31, 2020	Local News and Marketing Services	Sports	Other & Corporate	Eliminations		Consolidated
Revenue	$701	$812	$128	$(32)	(b)	$1,609
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	110	6	—		174
Amortization of sports programming rights (a)	—	391	—	—		391
Amortization of program contract costs and net realizable value adjustments	23	—	—	—		23
Corporate general and administrative expenses	44	2	3	—		49
Gain on asset dispositions and other, net of impairment	(32)	—	—	—		(32)
Operating income (loss)	152	165	19	(9)		327
Interest expense including amortization of debt discount and deferred financing costs	1	123	59	(3)		180
Income (loss) from equity method investments	—	6	(12)	—		(6)

For the three months ended March 31, 2019	Local News and Marketing Services	Sports	Other & Corporate	Eliminations	Consolidated
Revenue	$619	$—	$107	$(4)	$722
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	63	—	3	—	66
Amortization of program contract costs and net realizable value adjustments	24	—	—	—	24
Corporate general and administrative expenses	26	—	2	—	28
Gain on asset dispositions and other, net of impairment	(8)	—	—	—	(8)
Operating income (loss)	95	—	2	(3)	94
Interest expense including amortization of debt discount and deferred financing costs	1	—	57	(4)	54
Loss from equity method investments	—	—	(14)	—	(14)

(a)
The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations. Due to the outbreak of COVID-19 and postponement of professional sports leagues, we stopped recording amortization of our sports contracts during the month of March 2020.

(b)
Includes $24 million of revenue and selling, general, and administrative expenses, respectively, for services provided by local news and marketing services to sports and other, which are eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17	$39
Accounts receivable, net	34	39
Other current assets	30	16
Total current assets	81	94

Property and equipment, net	17	15
Operating lease assets	7	8
Goodwill and indefinite-lived intangible assets	18	15
Definite-lived intangible assets, net	87	93
Other assets	2	3
Total assets	$212	$228

LIABILITIES
Current liabilities:
Other current liabilities	$20	$19

Notes payable, finance leases and commercial bank financing, less current portion	14	15
Operating lease liabilities, less current portion	6	6
Program contracts payable, less current portion	6	7
Other long-term liabilities	1	1
Total liabilities	$47	$48

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $128 million and $127 million as of March 31, 2020 and December 31, 2019, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2020, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 3. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $68 million and $71 million as of March 31, 2020 and December 31, 2019, respectively. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in loss from equity method investments and other income, net, respectively, in our consolidated statements of operations. We recorded losses of $12 million and $13 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders.  Lease payments made to these entities were $1 million for both the three months ended March 31, 2020 and 2019. For further information, see Note 3. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $1 million for both the three months ended March 31, 2020 and 2019.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 8. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of March 31, 2020, we have jointly and severally, unconditionally, and irrevocably guaranteed $45 million of Cunningham's debt, of which $9 million, net of $0.5 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of Cunningham is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $52 million and $51 million as of March 31, 2020 and December 31, 2019, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2020 and December 31, 2019, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2 million for both the three months ended March 31, 2020 and 2019, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $39 million and $34 million for the three months ended March 31, 2020 and 2019, respectively, related to the Cunningham Stations.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company.  David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three months ended March 31, 2020 and 2019.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, YES Network paid us a management services fee of $1 million for the three months ended March 31, 2020.

In conjunction with the acquisition of the RSNs on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, we assumed a minority interest in certain mobile production companies, which we account for as equity method investments. For the three months ended March 31, 2020, we made payments to these investments totaling $7 million for production services.

Programming Rights

For the three months ended March 31, 2020, the Company paid $70 million, under sports programming rights agreements covering the broadcast of regular season games, to five professional teams who have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the fiscal years ended 2030 through 2033.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
STG:
Money market funds	$826	$826	$354	$354
Deferred compensation assets	33	33	36	36
Deferred compensation liabilities	28	28	33	33
DSG:
Money market funds	256	256	559	559

Level 2 (a):
STG:
5.875% Senior Unsecured Notes due 2026	350	310	350	368
5.625% Senior Unsecured Notes due 2024	550	507	550	566
5.500% Senior Unsecured Notes due 2030	500	414	500	511
5.125% Senior Unsecured Notes due 2027	400	338	400	411
Term Loan B	1,325	1,259	1,329	1,326
Term Loan B-2	1,294	1,216	1,297	1,300
Revolving Credit Facility (b)	648	648	—	—
DSG:
6.625% Senior Unsecured Notes due 2027	1,820	1,217	1,825	1,775
5.375% Senior Secured Notes due 2026	3,050	2,478	3,050	3,085
Term Loan	3,284	2,528	3,292	3,284
Revolving Credit Facility (b)	225	225	—	—
Debt of variable interest entities	20	20	21	21
Debt of non-media subsidiaries	18	18	18	18

Level 3
DSG:
Variable payment obligations (c)	235	235	239	239

(a)
Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $223 million and $231 million as of March 31, 2020 and December 31, 2019, respectively.

(b)
On March 17, 2020, we drew down $648 million and $225 million under the STG Revolving Credit Facility and DSG Revolving Credit Facility, respectively. See Note 3. Notes Payable and Commercial Bank Financing for further information.

(c)
The Company records its variable payment obligations at fair value on a recurring basis. These liabilities are further described in Other Liabilities within Note 5. Commitments and Contingencies. Significant unobservable inputs used in the fair value measurement are projected future operating income before depreciation and amortization; and weighted average discount rate of 9%. Significant increases (decreases) in projected future operating income would generally result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, would result in a significantly (lower) higher fair value measurement.

The following table summarizes the changes in financial liabilities measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Variable Payment Obligations
Fair value at December 31, 2019	$239
Payments	(7)
Measurement adjustments	3
Fair value at March 31, 2020	$235

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under STG's Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, and 5.500% Notes (collectively, the Notes are referred to as, the STG Notes), and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. STG’s 5.625% Notes were publicly registered on a Registration Statement on Form S-3ASR (No. 333-203483), effective April 17, 2015, and, until they were redeemed, STG’s 6.125% Notes were publicly registered on a Registration Statement on Form S-4 (No. 333-187724), effective April 16, 2013. Our Class A Common Stock and Class B Common Stock as of March 31, 2020, were obligations or securities of SBG and not obligations or securities of STG.  SBG is a guarantor under STG Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, 5.500% Notes and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. As of March 31, 2020, our consolidated total debt, net of deferred financing costs and debt discounts, of $13,302 million included $5,079 million related to STG and its subsidiaries of which SBG guaranteed $5,037 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$840	$3	$499	$—	$1,342
Accounts receivable, net	—	1	538	561	—	1,100
Other current assets	2	46	258	373	(52)	627
Total current assets	2	887	799	1,433	(52)	3,069

Property and equipment, net	1	35	678	98	(26)	786

Investment in consolidated subsidiaries	2,120	3,595	—	—	(5,715)	—
Goodwill	—	—	2,091	2,625	—	4,716
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets, net	—	—	1,384	6,476	(46)	7,814
Other long-term assets	79	1,604	277	529	(1,672)	817
Total assets	$2,202	$6,121	$5,373	$11,175	$(7,511)	$17,360

Accounts payable and accrued liabilities	$28	$98	$256	$197	$(53)	$526
Current portion of long-term debt	—	27	5	40	(1)	71
Other current liabilities	1	1	117	124	—	243
Total current liabilities	29	126	378	361	(54)	840

Long-term debt	700	4,991	37	8,529	(1,026)	13,231
Other long-term liabilities	13	48	1,364	550	(864)	1,111
Total liabilities	742	5,165	1,779	9,440	(1,944)	15,182

Redeemable noncontrolling interests	—	—	—	522	—	522
Total Sinclair Broadcast Group equity	1,460	956	3,594	1,020	(5,571)	1,459
Noncontrolling interests in consolidated subsidiaries	—	—	—	193	4	197
Total liabilities, redeemable noncontrolling interests, and equity	$2,202	$6,121	$5,373	$11,175	$(7,511)	$17,360

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2019
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$357	$3	$973	$—	$1,333
Accounts receivable, net	—	—	561	571	—	1,132
Other current assets	5	41	264	188	(50)	448
Total current assets	5	398	828	1,732	(50)	2,913

Property and equipment, net	1	31	659	96	(22)	765

Investment in consolidated subsidiaries	2,270	3,558	—	—	(5,828)	—
Goodwill	—	—	2,091	2,625	—	4,716
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets, net	—	—	1,426	6,598	(47)	7,977
Other long-term assets	82	1,611	279	618	(1,749)	841
Total assets	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

Accounts payable and accrued liabilities	$142	$109	$286	$296	$(51)	$782
Current portion of long-term debt	—	27	4	41	(1)	71
Other current liabilities	—	1	133	147	—	281
Total current liabilities	142	137	423	484	(52)	1,134

Long-term debt	700	4,348	32	8,317	(1,030)	12,367
Other long-term liabilities	13	53	1,418	547	(934)	1,097
Total liabilities	855	4,538	1,873	9,348	(2,016)	14,598

Redeemable noncontrolling interests	—	—	—	1,078	—	1,078
Total Sinclair Broadcast Group equity	1,503	1,060	3,554	1,069	(5,684)	1,502
Noncontrolling interests in consolidated subsidiaries	—	—	—	188	4	192
Total liabilities, redeemable noncontrolling interests, and equity	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$24	$739	$893	$(47)	$1,609

Media programming and production expenses	—	—	328	516	(16)	828
Selling, general and administrative expenses	3	44	168	67	(23)	259
Depreciation, amortization and other operating expenses	—	1	51	147	(4)	195
Total operating expenses	3	45	547	730	(43)	1,282

Operating (loss) income	(3)	(21)	192	163	(4)	327

Equity in earnings of consolidated subsidiaries	129	173	—	—	(302)	—
Interest expense	(3)	(55)	(1)	(127)	6	(180)
Other (expense) income	(2)	(2)	(9)	8	(3)	(8)
Total other income (expense)	124	116	(10)	(119)	(299)	(188)

Income tax benefit (provision)	2	29	(6)	(13)	—	12
Net income	123	124	176	31	(303)	151
Net income attributable to the redeemable noncontrolling interests	—	—	—	(20)	—	(20)
Net income attributable to the noncontrolling interests	—	—	—	(8)	—	(8)
Net income attributable to Sinclair Broadcast Group	$123	$124	$176	$3	$(303)	$123
Comprehensive income	$123	$124	$176	$31	$(303)	$151

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$656	$83	$(17)	$722

Media programming and production expenses	—	—	301	30	(12)	319
Selling, general and administrative expenses	2	26	156	5	(1)	188
Depreciation, amortization and other operating expenses		1	78	44	(2)	121
Total operating expenses	2	27	535	79	(15)	628

Operating (loss) income	(2)	(27)	121	4	(2)	94

Equity in earnings of consolidated subsidiaries	24	89	—	—	(113)	—
Interest expense	—	(53)	(1)	(4)	4	(54)
Other income (expense)	—	1	(12)	(1)	—	(12)
Total other income (expense)	24	37	(13)	(5)	(109)	(66)

Income tax benefit (provision)	—	12	(17)	—	—	(5)
Net income (loss)	22	22	91	(1)	(111)	23
Net income attributable to the noncontrolling interests	—	—	—	(2)	1	(1)
Net income (loss) attributable to Sinclair Broadcast Group	$22	$22	$91	$(3)	$(110)	$22
Comprehensive income (loss)	$23	$22	$91	$(1)	$(112)	$23

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(115)	$(40)	$154	$(37)	$(1)	$(39)

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(5)	(41)	(4)	4	(46)
Spectrum repack reimbursements	—	—	24	—	—	24
Proceeds from the sale of assets	—	—	18	—	—	18
Purchases of investments	(1)	(2)	(12)	(10)	—	(25)
Distributions from investments	1	—	—	5	—	6
Net cash flows used in investing activities	—	(7)	(11)	(9)	4	(23)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	648	—	225	—	873
Repayments of notes payable, commercial bank financing and finance leases	—	(7)	(1)	(12)	—	(20)
Repurchase of outstanding Class A Common Stock	(176)	—	—	—	—	(176)
Dividends paid on Class A and Class B Common Stock	(18)	—	—	—	—	(18)
Redemption of redeemable subsidiary preferred equity	—	—	—	(198)	—	(198)
Distributions to noncontrolling interests	—	—	—	(3)	—	(3)
Distributions to redeemable noncontrolling interests	—	—	—	(378)	—	(378)
Increase (decrease) in intercompany payables	310	(111)	(142)	(54)	(3)	—
Other, net	(1)	—	—	(8)	—	(9)
Net cash flows from (used in) financing activities	115	530	(143)	(428)	(3)	71

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	483	—	(474)	—	9
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$840	$3	$499	$—	$1,342

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$—	$(66)	$154	$13	$(2)	$99

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(3)	(27)	(1)	2	(29)
Spectrum repack reimbursements	—	—	8	—	—	8
Purchases of investments	(2)	(6)	(18)	(2)	—	(28)
Distributions from investments	—	1	—	1	—	2
Net cash flows used in investing activities	(2)	(8)	(37)	(2)	2	(47)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing and finance leases	—	(8)	(1)	(2)	—	(11)
Repurchase of outstanding Class A Common Stock	(105)	—	—	—	—	(105)
Dividends paid on Class A and Class B Common Stock	(18)	—	—	—	—	(18)
Distributions to noncontrolling interests	—	—	—	(2)	—	(2)
Increase (decrease) in intercompany payables	126	(10)	(132)	16	—	—
Other, net	(1)	—	—	—	—	(1)
Net cash flows from (used in) financing activities	2	(18)	(133)	12	—	(137)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(92)	(16)	23	—	(85)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	962	19	79	—	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$870	$3	$102	$—	$975

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

COVID-19 risks

•	Requirement of our RSNs to pay professional sports team minimum rights fees, regardless of the number of games played in a season;

•	potential need to reimburse vMVPD and MVPD affiliation fees related to canceled professional sporting events;

•	loss of advertising revenue due to postponement or cancellation of professional sporting events;

•	loss of advertising revenue as advertisers may be more reluctant to purchase advertising spots due to reduced consumer spending as a result of shelter in place and stay at home orders; and

•	cybersecurity and operational risks as a result of work-from-home arrangements.

General risks

•	The impact of changes in national and regional economies and credit and capital markets;

•	loss of consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters and pandemics that impact our advertisers, our stations and networks; and

•	cybersecurity breaches.

Industry risks

•	The business conditions of our advertisers, particularly in the political, automotive and service categories;

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

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top (OTT) or direct-to-consumer content;

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

•
the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of a next generation broadcast standard (NEXTGEN TV), and the consumer’s appetite for mobile television;

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

•	our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;

•	our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;

•	our ability to successfully renegotiate retransmission consent and distribution agreements for our existing and acquired businesses;

•	the ability of stations which we consolidate, but do not negotiate on their behalf, to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements;

•	our ability to secure distribution of our programming to a wide audience;

•	our ability to renew our FCC licenses;

•	our ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;

•	our exposure to any wrongdoing by those outside the Company, but which could affect our business or pending acquisitions;

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

•	our ability to generate synergies and leverage new revenue opportunities;

•	our ability to renew contracts with leagues and sports teams;

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	our ability to deploy NEXTGEN TV nationwide;

•	the strength of ratings for our local news broadcasts including our news sharing arrangements; and

•	the results of prior year tax audits by taxing authorities.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in millions, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Statement of Operations Data:
Media revenues (a)	$1,574	$673
Non-media revenues	35	49
Total revenues	1,609	722

Media programming and production expenses	828	319
Media selling, general and administrative expenses	210	160
Depreciation and amortization expenses (b)	174	66
Amortization of program contract costs and net realizable value adjustments	23	24
Non-media expenses	30	39
Corporate general and administrative expenses	49	28
Gain on asset dispositions and other, net of impairment	(32)	(8)
Operating income	327	94

Interest expense including amortization of debt discount and deferred financing costs	(180)	(54)
Gain from extinguishment of debt	2	—
Loss from equity method investments	(6)	(14)
Other (expense) income, net	(4)	2
Income before income taxes	139	28
Income tax benefit (provision)	12	(5)
Net income	$151	$23
Net income attributable to the redeemable noncontrolling interests	(20)	—
Net income attributable to the noncontrolling interests	(8)	(1)
Net income attributable to Sinclair Broadcast Group	$123	$22

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$1.36	$0.23
Diluted earnings per share	$1.35	$0.23

	As of March 31, 2020	As of December 31, 2019
Balance Sheet Data:
Cash and cash equivalents	$1,342	$1,333
Total assets	$17,360	$17,370
Total debt (c)	$13,302	$12,438
Redeemable noncontrolling interests	$522	$1,078
Total equity	$1,656	$1,694

(a)	Media revenues are defined as; distribution revenue; advertising revenue; and other media revenues.

(b)	Depreciation and amortization expenses include depreciation of property and equipment and amortization of definite-lived intangible and other assets.

(c)	Total debt is defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements.  This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended March 31, 2020 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2020 and 2019, including comparisons between quarters and expectations for the three months ended June 30, 2020.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2020.

Summary of Significant Events and Financial Highlights

Transactions

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

•
In March 2020, the Company launched a new channel on STIRR, the Company's fast-growing, free ad-supported streaming service. The new channel is dedicated to COVID-19 coverage, including live feeds of press conferences as well as other local and national news. STIRR finished the quarter with strong momentum, setting all-time highs across all key metrics with total impressions increasing 25% over the fourth quarter of 2019.

•
In April 2020, the Company made significant changes to the content across three, company-owned networks; Comet, Charge!, and TBD, including adding some of the most popular classic television series, as well as TBD's first-ever original series, The Link.

•
In April 2020, the Company's Nashville affiliate, WZTV FOX17, was named AP Outstanding News Operation in the state of Tennessee. The station was awarded the honor for its remarkable agility in chasing breaking news and demonstrating a sustained commitment to public service.

•
In April 2020, the Company won four National Headliner Awards and for the second consecutive year, Sinclair's Project Baltimore investigative reporting team received Investigative Reporters and Editors Inc. (IRE) recognition for exposing local education issues that reflected governmental neglect and lack of oversight.

Distribution

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

•	In March 2020, the Company and YouTube TV reached agreement for continued carriage of 19 RSNs across the country.

NEXTGEN TV

•	In January 2020, the Company and SK Telecom announced Cast.era, a joint venture focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.

•
In February 2020, the Company became a member of Pearl TV, a business organization of U.S. broadcast companies with a shared interest in exploring forward-looking broadcasting opportunities, including innovative ways of promoting local broadcast TV content and developing digital media and wireless platforms for the broadcast industry.

Financing, Capital Allocation, and Shareholder Returns

•
In January 2020, we redeemed 200,000 units of redeemable subsidiary preferred equity for an aggregate redemption price equal to $200 million plus accrued and unpaid dividends. See Redeemable Subsidiary Preferred Equity under Note 4: Redeemable Noncontrolling Interests within the Consolidated Financial Statements for further discussion.

•
During the quarter ended March 31, 2020, we repurchased approximately 10 million shares of Class A Common Stock for $176 million. As of May 8, 2020, we repurchased an additional 3.1 million shares of Class A Common Stock for $47 million during the second quarter.

•	In February 2020 and May 2020, we declared quarterly cash dividends of $0.20 per share.

Other Legal and Regulatory

•
In January 2020, the Company and Nexstar agreed to settle the outstanding lawsuit between the Company and Tribune Media Company, which Nexstar acquired in September 2019. See Litigation under Note 5. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

Other Events

•
In January 2020, the Company opened its Broadcast Diversity Scholarship for applications. Since launching the scholarship program, the Company has distributed over $148,000 in financial assistance to students demonstrating a promising future in the broadcast industry.

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

•
In March 2020, the Company, in partnership with the Salvation Army, held a day of giving with its stations participating in on-air, digital and social media efforts to encourage viewers to donate and help local communities recover from damage caused by tornadoes in Nashville, Tennessee. In total, the initiative raised almost $100,000, including $25,000 from Sinclair.

•
In March 2020, in direct response to the COVID-19 pandemic, the Company made available advances to offer financial support to nearly 1,300 eligible freelancers who work across the Acquired RSNs and Marquee, as the COVID-19 pandemic has indefinitely halted the production of live sports, depriving these freelancers of work.

•
In March 2020 and April 2020, the Company partnered with the Salvation Army on the “Sinclair Cares: Your Neighbor Needs You” initiative which has raised over $750,000 for those financially impacted by COVID-19, including $100,000 from Sinclair. In addition, the Company delivered over 2,200 masks to the Red Cross and donated millions of dollars of air time for public service announcements around the COVID-19 pandemic.

•
In April 2020, the Company entered into a new public service initiative, in partnership with the University of Maryland School of Medicine, to provide consumers with important and timely news and information about COVID-19.

RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. We have two reportable segments, "local news and marketing services" and "sports," that are disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2020	2019
Media revenues	$1,574	$673
Non-media revenues	35	49
Total revenues	1,609	722
Media programming and production expenses	828	319
Media selling, general and administrative expenses	210	160
Depreciation and amortization expenses	174	66
Amortization of program contract costs and net realizable value adjustments	23	24
Non-media expenses	30	39
Corporate general and administrative expenses	49	28
Gain on asset dispositions and other, net of impairment	(32)	(8)
Operating income	$327	$94
Net income attributable to Sinclair Broadcast Group	$123	$22

The Impact of COVID-19 on our Results of Operations

Overview

In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread globally, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and by the end of the following day, each of the MLB, NBA, and NHL had suspended their seasons. On March 13, 2020, the United States declared a national state of emergency. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place regionally.

Local news and marketing services segment

The advertising revenue of our local news and marketing services segment was negatively impacted late in the first quarter due to the attrition of advertisers which caused lower local and national net times sales. During the three months ended March 31, 2020, as compared to the prior year, we saw decreases in certain advertising categories, notably an $8 million decrease in automotive, a $2 million decrease in schools, and a $2 million decrease in media, as a result of the impact of the COVID-19 pandemic. During the month of April 2020, our advertising revenue declined 45% as compared to April 2019 which is primarily as a result of the impact of COVID-19. We expect similar decreases during the quarter ended June 30, 2020 as compared to the prior year.

Sports segment

The NBA and NHL are considering options to resume their regular seasons and/or start a truncated playoffs. MLB is also considering options to start its regular season. No MLB, NBA or NHL games are expected to be played prior to the end of June 2020 at the earliest, and may not be played at all. In the event that the leagues are unable to play their scheduled season due to the impact of COVID-19, our agreements are structured in a way such that rights payments paid by the RSNs to the teams and/or affiliate fees paid by the MVPDs to the RSNs may be proportionally reduced/rebated.

The rights agreements entered into between our RSNs and MLB, NBA and NHL professional sports teams typically include a minimum game delivery obligation on behalf of the applicable teams. If in any given season during the term of the relevant agreement, the applicable team is unable to provide the minimum number of games to the RSN for production and telecast, then the RSN may be entitled to a rebate and/or refund on a portion of its annual rights fees paid. Rebates, if any, are typically due within a certain amount of time following the conclusion of the then applicable season and generally take the form of either a payment from the team to the applicable RSN or a credit against rights fees otherwise due.

The affiliation agreements entered into between our RSN(s) and the distributors generally require the RSNs to meet certain content criteria, which may include minimum thresholds for professional event telecasts throughout the year on our networks. If we are unable to meet these criteria, distributors may be entitled to exercise certain remedies against us, which may include fee reductions, rebates or refunds and/or termination of these agreements. Rebates, if any, are typically either due in the calendar year immediately following the calendar year in which the dislocation occurred or, in the event the RSN's have the right to cure a dislocation, following the expiration of the applicable cure period. Such rebates generally take the form of a payment from the RSN to the applicable distributor or in certain circumstances may take the form of a credit against fees otherwise due.

We have experienced a decrease in advertising revenue since live sports game telecasts were suspended, and this decrease in advertising revenue is expected to continue for so long as live sports games are not aired on our RSNs. The loss of advertising revenue has been, and we believe will continue to be, partially offset by a decrease in costs associated with sports programming and production due to professional sports leagues suspending their seasons and postponing events.

Distributors continue to comply with the terms of our affiliation agreements and we continue to comply with the terms of our sports rights agreements. However, there can be no assurance that distributors will continue to comply with the terms of our affiliation agreements in the future. See Item 1A, Risk Factors. The COVID-19 pandemic and any future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows. Due to the expected timing of any rebates, as of May 11, 2020, we do not expect that the COVID-19 pandemic will have a material adverse impact on our operations and cash flows of our sports segment for the three months ended June 30, 2020. Given the uncertainty regarding the timing for the resumption of NBA, NHL and MLB games, however, as of May 11, 2020, we are unable to predict the extent of the impact that the COVID-19 pandemic will have on our financial condition and results of operations, including the revenues or expenses we may recognize. When the NBA, NHL and MLB determine whether games will be resumed and the number of games to be played, for accounting purposes, we may be required to recognize revenues or expenses related to rebates, even though payment and receipt of the rebates will occur at a later date.

Business Continuity

Within the United States, our business has been designated an essential business, which allows us to continue to serve our customers, however, the COVID-19 pandemic has disrupted our operations. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future and how long these disruptions will last. The COVID-19 pandemic has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, reductions in our workforce may become necessary as a result of declines in our business caused by the COVID-19 pandemic. If we take such actions, we cannot assure that we will be able to rehire our workforce once our business has recovered. Our RSNs typically retain the services of freelancers to produce content and we have not retained the services of certain freelancers during the suspension of the MLB, NBA and NHL seasons. In an effort to assist such freelancers during this difficult time, we have established a multimillion-dollar emergency fund to offer eligible freelancers a $2,500 interest-free advance.

LOCAL NEWS AND MARKETING SERVICES SEGMENT

The following table sets forth our revenue and expenses for our local news and marketing services segment, previously known as our broadcast segment, for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2020	2019
Revenue:
Distribution revenue	$355	$320	11%
Advertising revenue	310	288	8%
Other media revenues	36	11	227%
Media revenues	$701	$619	13%

Operating Expenses:
Media programming and production expenses	$316	$289	9%
Media selling, general and administrative expenses	140	130	8%
Depreciation and amortization expenses	58	63	(8)%
Amortization of program contract costs and net realizable value adjustments	23	24	(4)%
Corporate general and administrative expenses	44	26	69%
Gain on asset dispositions and other, net of impairment	(32)	(8)	300%
Operating income	$152	$95	60%

Revenue

Distribution revenue. Distribution revenue, which includes payments from MVPDs, virtual MVPDs, and OTT distributors for our broadcast signals, increased $35 million for the three months ended March 31, 2020, when compared to the same periods in 2019, primarily due to an increase in rates, partially offset by a decrease in subscribers.

Advertising revenue.  Advertising revenue increased $22 million for the three months ended March 31, 2020, when compared to the same period in 2019. The increase is primarily due to an increase in political advertising revenue of $38 million as 2020 is a political year. The increase is partially offset by decreases in certain other categories, notably an $8 million decrease in automotive and a $2 million decrease in schools, media, and furniture, respectively, as a result of the impact of the COVID-19 pandemic.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended March 31,
	2020	2019
Local news	33%	33%
Syndicated/Other programming	28%	29%
Network programming	25%	25%
Sports programming	10%	9%
Paid programming	4%	4%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels	2020	2019
ABC	59	29%	29%
FOX	41	28%	24%
CBS	29	19%	22%
NBC	24	13%	13%
CW	48	6%	6%
MNT	39	4%	4%
Other (a)	391	1%	2%
Total	631

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. For the three months ended March 31, 2020, other media revenue increased $25 million, primarily due to $24 million in intercompany revenue from sports and other related to providing certain services under a management services agreement, which is eliminated in consolidation.

Expenses

Media programming and production expenses.  Media programming and production expenses increased $27 million for the three months ended March 31, 2020, when compared to the same period in 2019, which is primarily related to a $24 million increase in fees pursuant to network affiliation agreements.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $10 million for the three months ended March 31, 2020, when compared to the same period in 2019. The increase is primarily due to a $3 million increase in information technology costs, a $2 million increase in third-party fulfillment costs from our digital business due to higher revenues and product mix, a $2 million increase related to employee compensation costs, and a $1 million decrease in national sales commissions.

Amortization of program contract costs and net realizable value adjustments.  The amortization of program contract costs decreased $1 million for the three months ended March 31, 2020, when compared to the same period in 2019, and is primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $5 million for the three months ended March 31, 2020, when compared to the same period in 2019, primarily related to $3 million of depreciation and amortization related to assets retired during 2019.

Gain on asset dispositions and other, net of impairments. For the three months ended March 31, 2020 and 2019, we recorded gains of $23 million and $8 million, respectively, related to reimbursements from the spectrum repack. During the first quarter of 2020, we recorded a gain on asset dispositions and other, net of impairments of $8 million, related to the KGBT-TV transaction. See Broadcast Sales under Note 2. Acquisitions and Dispositions of Assets for further discussion.

SPORTS SEGMENT

Our sports segment reflects the results of our 21 regional sports network brands, Marquee, and a 20% equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of 44 professional sports teams.

The following table sets forth our revenue and expenses for our sports segment for the period presented (in millions):

Three Months Ended March 31, 2020
Revenue:
Distribution revenue	$752
Advertising revenue	55
Other media revenue	5
Media revenue	$812

Operating Expenses:
Media programming and production expenses	$478
Media selling, general and administrative expenses (a)	57
Depreciation and amortization expenses	110
Corporate general and administrative	2
Operating income (a)	$165
Income from equity method investments	$6

(a)
Includes $23 million of intercompany expense related to certain services provided by the local news and marketing services segment under a management services agreement, which is eliminated in consolidation.

Media revenue. Media revenue was $812 million for the three months ended March 31, 2020 and is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from MVPDs for the right to distribute our RSNs. Advertising revenue is primarily generated from sales of commercial time within the regional sports networks' programming. For the three months ended March 31, 2020, our advertising revenue declined due to professional sports leagues suspending their seasons and postponing events as a result of COVID-19. We expect advertising revenue for the three months ended June 30, 2020 to decrease as compared to the three months ended March 31, 2020 as a result of COVID-19. The extent of this decrease will depend on the duration and degree of impact associate with the pandemic. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media programming and production expenses. Media programming and production expenses were $478 million for the three months ended March 31, 2020 and are primarily related to $391 million of amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. For the three months ended March 31, 2020, certain costs associated with sports programming and production were not incurred due to professional sports leagues suspending their seasons and postponing events as a result of COVID-19. We expect media programming and production expenses for the three months ended June 30, 2020 to decrease as compared to the three months ended March 31, 2020 due to lower production costs and amortization of sports rights as a result of postponed events as a result of COVID-19. The extent of this decrease will depend on the duration and degree of impact associate with the pandemic. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were $57 million for the three months ended March 31, 2020 and are primarily related to $23 million of management services agreement fees, employee compensation cost, advertising expenses, and consulting fees.

Depreciation and amortization. Depreciation and amortization expense was $110 million for the three months ended March 31, 2020 and is related to the depreciation of definite-lived assets and other assets.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity investments for the three months ended March 31, 2020 was $6 million and is primarily related our investment in YES, which was acquired in August 2019.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2020	2019
Revenue:
Distribution revenue	$49	$32	53%
Advertising revenue	35	20	75%
Other media revenues	1	2	(50)%
Media revenues	$85	$54	57%
Non-media revenues (a)	$43	$53	(19)%

Operating Expenses:
Media expenses (b)	$70	$60	17%
Non-media expenses	$30	$39	(23)%
Operating income	$22	$2	n/m
Loss from equity method investments	$(12)	$(14)	(14)%

n/m — not meaningful

(a)
Non-media revenue for the three months ended March 31, 2020 and 2019 includes $8 million and $4 million, respectively, of intercompany revenue related to certain services provided to the local news and marketing services segment, which are eliminated in consolidation.

(b)
Media expenses for the three months ended March 31, 2020 include $1 million of intercompany expense primarily related to certain services provided by the local news and marketing services segment under a management services agreement, which is eliminated in consolidation.

Revenue. Media revenue increased $31 million for the three months ended March 31, 2020 when compared to the same period in 2019. The increase is primarily related to an increase in distribution related to our owned networks and an increase in advertising revenue related to our non-broadcast digital initiatives. Non-media revenue decreased $10 million for the three months ended March 31, 2020 when compared to the same period in 2019 and is primarily related to a decrease in broadcast equipment sales.

Expenses. Media expenses increased $10 million for the three months ended March 31, 2020 when compared to the same period in 2019 and is primarily related to our owned networks and our non-broadcast digital initiatives. Non-media expenses decreased $9 million for the three months ended March 31, 2020 when compared to the same period in 2019, primarily related to a decrease in the costs of our broadcast equipment sales.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2020	2019
Corporate general and administrative expenses	$49	$28	75%
Interest expense including amortization of debt discount and deferred financing costs	$180	$54	233%
Income tax benefit (provision)	$12	$(5)	n/m
Net income attributable to the redeemable noncontrolling interests	$(20)	$—	n/m
Net income attributable to the noncontrolling interests	$(8)	$(1)	700%

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $21 million for the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to a $10 million increase in legal, consulting, and regulatory cost, primarily related to the litigation discussed within Note 5. Commitments and Contingencies, a $6 million increase in employee compensation cost, and a $3 million increase in group health insurance costs.

We expect corporate general and administrative expenses to decrease in the second quarter of 2020 compared to the first quarter of 2020 primarily as a result of lower transaction, legal, and regulatory costs.

 Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense increased by $126 million for the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to $126 million of interest expenses related to financing of our Acquired RSNs by DSG and STG, partially offset by a net decrease of $2 million related to the refinancing of the STG 5.375% Notes with a new Term Loan be in August 2019.

We expect interest expense to decrease in the second quarter of 2020 compared to the first quarter of 2020.

Income tax benefit (provision). The effective tax rate for the three months ended March 31, 2020 was a benefit of 8.3% as compared to a provision of 18.0% during the same period in 2019. The change in the effective tax rate from a provision to a benefit for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily due to a $13 million discrete benefit as a result of the CARES Act allowing for the estimated 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35% and a greater 2019 increase in liabilities for unrecognized tax benefits versus the same period in 2020.

Net income attributable to redeemable noncontrolling interests. Net income attributable to redeemable noncontrolling interests was $20 million for the three months ended March 31, 2020 which is primarily related to dividends accrued and distributed related to our Redeemable Subsidiary Preferred Equity.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had net working capital of approximately $2,229 million, including $1,342 million in cash and cash equivalent balances. Borrowing capacity under our STG Revolving Credit Facility and DSG Revolving Credit Facility (collectively, the Bank Credit Agreements) was $0.6 million and $425 million, respectively, as of March 31, 2020. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

In March 2020, we drew down $648 million under the STG Revolving Credit Facility and $225 million under the DSG Revolving Credit Facility. The draw on the aforementioned credit facilities was a precautionary measure to preserve the Company's financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic. If needed, the proceeds will be available to be used for working capital and general corporate purposes. In April 2020, we repaid $423 million of the outstanding borrowings under the STG Revolving Credit Facility.

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

In January 2020, a minority partner in one of our RSNs exercised its right to sell the entirety of its non-controlling interest to the Company, which the Company purchased for $376 million.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreements will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic, could affect our liquidity and our first lien leverage ratio (See Note 3. Notes Payable and Commercial Bank Financing) which could affect our ability to access borrowing capacity under our bank credit agreements. For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.  However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

For the quarter ended March 31, 2020, we were in compliance with all of the covenants related to the STG Bank Credit Agreement, DSG Bank Credit Agreement, the STG Notes, and the DSG Notes.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash flows (used in) from operating activities	$(39)	$99

Cash flows used in investing activities:
Acquisition of property and equipment	$(46)	$(29)
Proceeds from the sale of assets	18	—
Spectrum repack reimbursements	24	8
Other, net	(19)	(26)
Net cash flows used in investing activities	$(23)	$(47)

Cash flows from (used in) financing activities:
Proceeds from notes payable and commercial bank financing	$873	$—
Repayments of notes payable, commercial bank financing and finance leases	(20)	(11)
Dividends paid on Class A and Class B Common Stock	(18)	(18)
Repurchase of outstanding Class A Common Stock	(176)	(105)
Redemption of redeemable subsidiary preferred equity	(198)	—
Distributions to redeemable noncontrolling interests	(378)	—
Other, net	(12)	(3)
Net cash flows from (used in) financing activities	$71	$(137)

Operating Activities

Net cash flows from operating activities decreased during the three months ended March 31, 2020 compared to the same period in 2019.  The decrease is primarily related to payments for sports rights, production and overhead costs, and interest on our term loans, partially offset by cash collections from MVPDs.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended March 31, 2020 compared to the same period in 2019. The decrease is primarily related to higher spectrum repack reimbursements and the sale of KGBT-TV during the first quarter of 2020, offset by higher capital expenditures.

In the second quarter of 2020, we anticipate capital expenditures to stay flat or increase from the first quarter of 2020. As discussed in Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect a significant amount of these expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows from financing activities increased during the three months ended March 31, 2020, compared to the same period in 2019. The increase is primarily related to the draw under the STG Revolving Credit Facility and DSG Revolving Credit Facility, partially offset by distributions to other redeemable noncontrolling interests, the redemption of redeemable subsidiary preferred equity, and increases in Class A Common Stock repurchases. See Note 3. Notes Payable and Commercial Bank Financing and Note 4: Redeemable Noncontrolling Interests within our Consolidated Financial Statements for further discussion.

In February and May 2020, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the three months ended March 31, 2020, we entered into agreements which increased estimated contractual amounts owed for program rights and content for the remainder of 2020 and the years 2021-2022 by $69 million and $134 million, respectively, as of March 31, 2020.

As of March 31, 2020, there were no other material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than discussed below, there were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2019.

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a discussion of new accounting guidance. See Broadcast Television Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a more detailed discussion of the accounting for television program contracts.

As of March 31, 2020, the impact of the outbreak of the novel coronavirus (COVID-19) continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, program contract costs, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2020.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 23, 2019, DSG acquired the Acquired RSNs. See RSN Acquisition within Note 2. Acquisitions and Dispositions of Assets for more information. We are currently integrating policies, processes, people, technology, and operations for the acquired company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this report, there have been no material changes to risk factors we previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows.

In December 2019, COVID-19, a novel strain of the coronavirus, was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place regionally.

As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. The COVID-19 pandemic may trigger a period of global economic slowdown or a global recession. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations and cash flows due to, among other factors:

•	the suspension, and possible cancellation, of some or all of the MLB, NBA and NHL seasons;

•	the requirement of our RSNs to pay professional sports team minimum rights fees, regardless of the number of games played in a season;

•	potential need to reimburse vMVPD and MVPD affiliation fees related to canceled professional sporting events;

•	loss of advertising revenue due to postponement or cancellation of professional sporting events;

•	loss of advertising revenue as advertisers may be more reluctant to purchase advertising spots due to reduced consumer spending as a result of shelter in place and stay at home orders;

•	lack of liquidity and access to capital resources and may cause one or more MVPDs or advertisers to be unable to meet their obligations to us or to otherwise seek modifications of such obligations;

•
we may be unable to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, and increase our future interest expense;

•
the financial impact of COVID-19 could negatively affect our future compliance with financial and other covenants of the STG Credit Agreement, DSG Credit Agreement, and the indentures governing the STG Notes and the DSG Notes, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness; and

•
the potential negative impact on the health of our executive officers, employees or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our headquarters located in Hunt Valley, Maryland, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts our operations and those of our sports team partners, MVPDs and advertisers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.

A prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact the ability of our sports team partners, MVPDs and advertisers to generate sufficient revenues, and could force them to default on their obligations to us, or result in their bankruptcy or insolvency. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on us. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows.

Our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.

Our ability to generate revenues is dependent upon media rights agreements with professional sports teams. As of March 31 31, 2020, we had a weighted average remaining life of 10 years under our exclusive media rights agreements. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. For example, our media rights agreement with the Kansas City Royals expired following the completion of the 2018-19 MLB season. We are currently in negotiations with the Royals regarding the renewal of the agreement. Even if we are to renew such agreements, our results of operations could be adversely affected if increases in sports programming rights costs outpace increases in affiliate fee and advertising revenues. In addition, one or more of these sports teams may seek to establish their own programming network or join one of our competitor's networks or regional sports network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Also, there is a risk that certain rights can be distributed via digital rights and the RSNs would not have the same monetization for such rights.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
01/01/20 – 01/31/20	—	$—	—	$—
02/01/20 – 02/29/20	—	$—	—	$—
03/01/20 – 03/31/20	9,957,297	$17.65	9,957,297	$547

(a)	All repurchases were made in open-market transactions.

(b)
On August 9, 2018, the Board of Directors authorized an additional $1 billion share repurchase authorization, in addition to the previous repurchase authorization of $150 million. There is no expiration date and currently, management has no plans to terminate this program. As of March 31, 2020, the remaining authorization under the program was $547 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley dated February 24, 2020.

10.2*	Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and David Smith dated February 24, 2020.

10.3*	Stock Appreciation Right Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser, dated February 24, 2020.

10.4*	Form of Stock Appreciation Right Agreement.

31.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

32.1**
Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.2**
Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

101*
The Company's Consolidated Financial Statements and related Notes for the quarter ended March 31, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

104	Cover Page Interactive Data File (included in Exhibit 101).

* Filed herewith.

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2020.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)