Form 10-Q
period 2020-06-30
SINCLAIR BROADCAST GROUP INC
filed 2020-08-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	August 4, 2020
Class A Common Stock	49,640,890
Class B Common Stock	24,727,682

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$622	$1,333
Accounts receivable, net of allowance for doubtful accounts of $4 and $8, respectively	985	1,132
Income taxes receivable	110	103
Prepaid sports rights	725	113
Prepaid expenses and other current assets	150	232
Total current assets	2,592	2,913
Property and equipment, net	809	765
Operating lease assets	220	223
Goodwill	4,716	4,716
Indefinite-lived intangible assets	163	158
Customer relationships, net	5,728	5,979
Other definite-lived intangible assets, net	1,936	1,998
Other assets	605	618
Total assets (a)	$16,769	$17,370

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$573	$782
Current portion of notes payable, finance leases, and commercial bank financing	71	71
Current portion of operating lease liabilities	41	38
Current portion of program contracts payable	49	88
Other current liabilities	169	155
Total current liabilities	903	1,134
Notes payable, finance leases, and commercial bank financing, less current portion	12,328	12,367
Operating lease liabilities, less current portion	211	217
Program contracts payable, less current portion	31	39
Deferred tax liabilities	455	407
Other long-term liabilities	520	434
Total liabilities (a)	14,448	14,598
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	510	1,078
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 53,342,336 and 66,830,110 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 24,727,682 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	787	1,011
Retained earnings	832	492
Accumulated other comprehensive loss	(11)	(2)
Total Sinclair Broadcast Group shareholders’ equity	1,609	1,502
Noncontrolling interests	202	192
Total equity	1,811	1,694
Total liabilities, redeemable noncontrolling interests, and equity	$16,769	$17,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of June 30, 2020 and December 31, 2019 include total assets of variable interest entities (VIEs) of $268 million and $228 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2020 and December 31, 2019 include total liabilities of VIEs of $32 million and $27 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Media revenues	$1,260	$721	$2,834	$1,394
Non-media revenues	23	50	58	99
Total revenues	1,283	771	2,892	1,493

OPERATING EXPENSES:
Media programming and production expenses	383	335	1,211	654
Media selling, general and administrative expenses	186	165	396	325
Amortization of program contract costs	21	22	44	46
Non-media expenses	21	39	51	78
Depreciation of property and equipment	26	22	50	45
Corporate general and administrative expenses	32	52	81	80
Amortization of definite-lived intangible and other assets	150	44	300	87
Gain on asset dispositions and other, net of impairment	(28)	(14)	(60)	(22)
Total operating expenses	791	665	2,073	1,293
Operating income	492	106	819	200

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(165)	(54)	(345)	(108)
Gain on extinguishment of debt	3	—	5	—
Loss from equity method investments	(7)	(12)	(13)	(26)
Other income, net	4	6	—	8
Total other expense, net	(165)	(60)	(353)	(126)
Income before income tax	327	46	466	74
INCOME TAX PROVISION	(54)	(3)	(42)	(8)
NET INCOME	273	43	424	66
Net income attributable to the redeemable noncontrolling interests	(12)	—	(32)	—
Net income attributable to the noncontrolling interests	(9)	(1)	(17)	(2)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$252	$42	$375	$64

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$3.13	$0.46	$4.39	$0.70
Diluted earnings per share	$3.12	$0.45	$4.36	$0.69
Weighted average common shares outstanding (in thousands)	80,425	91,764	85,517	92,032
Weighted average common and common equivalent shares outstanding (in thousands)	80,737	93,163	85,981	93,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$273	$43	$424	$66
Share of other comprehensive loss of equity method investments	(9)	—	(9)	—
Comprehensive income	264	43	415	66
Comprehensive income attributable to the redeemable noncontrolling interests	(12)	—	(32)	—
Comprehensive income attributable to the noncontrolling interests	(9)	(1)	(17)	(2)
Comprehensive income attributable to Sinclair Broadcast Group	$243	$42	$366	$64

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Six Months Ended June 30, 2019
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2018	68,897,723	$1	25,670,684	$—	$1,121	$517	$(1)	$(38)	$1,600
Dividends declared and paid on Class A and Class B Common Stock ($0.40 per share)	—	—	—	—	—	(36)	—	—	(36)
Class B Common Stock converted into Class A Common Stock	643,002	—	(643,002)	—	—	—	—	—	—
Repurchases of Class A Common Stock	(3,993,194)	—	—	—	(125)	—	—	—	(125)
Class A Common Stock issued pursuant to employee benefit plans	1,484,557	—	—	—	28	—	—	—	28
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	—	64	—	2	66
BALANCE, June 30, 2019	67,032,088	$1	25,027,682	$—	$1,024	$545	$(1)	$(40)	$1,529

	Three Months Ended June 30, 2019
	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2019	66,241,852	$1	25,527,682	$—	$1,038	$521	$(1)	$(40)	$1,519
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	(18)	—	—	(18)
Class B Common Stock converted into Class A Common Stock	500,000	—	(500,000)	—	—	—	—	—	—
Repurchases of Class A Common Stock	(500,000)	—	—	—	(20)	—	—	—	(20)
Class A Common Stock issued pursuant to employee benefit plans	790,236	—	—	—	6	—	—	—	6
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	42	—	1	43
BALANCE, June 30, 2019	67,032,088	$1	25,027,682	$—	$1,024	$545	$(1)	$(40)	$1,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Six Months Ended June 30, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694
Dividends declared and paid on Class A and Class B Common Stock ($0.40 per share)	—	—	—	—	—	—	(35)	—	—	(35)
Repurchases of Class A Common Stock	—	(15,144,930)	—	—	—	(261)	—	—	—	(261)
Class A Common Stock issued pursuant to employee benefit plans	—	1,657,156	—	—	—	37	—	—	—	37
Distributions to noncontrolling interests, net	(24)	—	—	—	—	—	—	—	(7)	(7)
Distributions to redeemable noncontrolling interests	(378)	—	—	—	—	—	—	—	—	—
Redemption of redeemable noncontrolling interests	(198)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(9)	—	(9)
Net income	32	—	—	—	—	—	375	—	17	392
BALANCE, June 30, 2020	510	53,342,336	$1	24,727,682	$—	$787	$832	$(11)	$202	$1,811

	Three Months Ended June 30, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, March 31, 2020	$522	58,352,497	$1	24,727,682	$—	$864	$596	$(2)	$197	$1,656
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases of Class A Common Stock	—	(5,187,633)	—	—	—	(85)	—	—	—	(85)
Class A Common Stock issued pursuant to employee benefit plans	—	177,472	—	—	—	8	—	—	—	8
Distributions to noncontrolling interests, net	(24)	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	(9)	—	(9)
Net income	12	—	—	—	—	—	252	—	9	261
BALANCE, June 30, 2020	510	53,342,336	$1	24,727,682	$—	$787	$832	$(11)	$202	$1,811

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$424	$66
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property and equipment	50	45
Amortization of definite-lived intangible and other assets	300	87
Amortization of program contract costs	44	46
Amortization of sports programming rights	396	—
Stock-based compensation	29	20
Deferred tax benefit	49	3
Gain on asset disposition and other, net of impairment	(60)	(22)
Loss from equity method investments	13	26
Distributions from investments	26	1
Sports programming rights payments	(1,025)	—
Gain on extinguishment of debt	(5)	—
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	148	5
Decrease (increase) in prepaid expenses and other current assets	33	(25)
(Decrease) increase in accounts payable and accrued and other current liabilities	(153)	24
Net change in net income taxes payable/receivable	(6)	(31)
Decrease in program contracts payable	(47)	(49)
Increase in other long-term liabilities	85	1
Other, net	33	26
Net cash flows from operating activities	334	223
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(97)	(62)
Spectrum repack reimbursements	52	22
Proceeds from the sale of assets	18	—
Purchases of investments	(48)	(47)
Other, net	4	5
Net cash flows used in investing activities	(71)	(82)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	873	1
Repayments of notes payable, commercial bank financing, and finance leases	(928)	(109)
Repurchase of outstanding Class A Common Stock	(261)	(125)
Dividends paid on Class A and Class B Common Stock	(35)	(36)
Dividends paid on redeemable subsidiary preferred equity	(24)	—
Redemption of redeemable subsidiary preferred equity	(198)	—
Distributions to noncontrolling interests, net	(7)	(3)
Distributions to redeemable noncontrolling interests	(378)	—
Other, net	(16)	—
Net cash flows used in financing activities	(974)	(272)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(711)	(131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,333	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$622	$929

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

As of June 30, 2020, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 191 broadcast television stations in 89 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)). These stations broadcast 631 channels as of June 30, 2020. For the purpose of this report, these 191 stations and 631 channels are referred to as "our" stations and channels. The local sports segment consists primarily of 21 regional sports network brands (the Acquired RSNs), the Marquee Sports Network (Marquee) joint venture, and a 20% equity interest in the Yankee Entertainment and Sports Network, LLC (YES Network). We refer to the Acquired RSNs and Marquee as "the RSNs." The RSNs and YES Network, on a combined basis, own the exclusive rights to air, among other sporting events, the games of 44 professional sports teams and the RSNs have reached an agreement in principle for rights with one team.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Equity Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. Investments accounted for utilizing the measurement alternative were $25 million, net of $7 million of cumulative impairments, as of June 30, 2020 and $28 million, net of $7 million of cumulative impairments, as of December 31, 2019. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three and six months ended June 30, 2020 and the three months ended June 30, 2019. We recorded a $2 million impairment related to one investment for the six months ended June 30, 2019, which is reflected in other income (expense), net in our consolidated statements of operations.

YES Network Investment. On August 29, 2019, an indirect subsidiary of Diamond Sports Group, LLC (DSG), an indirect wholly-owned subsidiary of the Company, acquired a 20% equity interest in YES Network for cash consideration of $346 million as part of a consortium led by Yankee Global Enterprises. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is represented within loss from equity method investments in our consolidated statements of operations. During the three and six months ended June 30, 2020, we recorded income of $2 million and $7 million, respectively, related to our investment.

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

In December 2019, the FASB issued guidance which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of this guidance, but do not expect a material impact on our consolidated financial statements.

In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective for all entities immediately upon issuance of the update and may be applied prospectively to applicable transactions existing as of or entered into from the date of adoption through December 31, 2022. We are currently evaluating the impact of this guidance, if elected, but do not expect a material impact on our consolidated financial statements.

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

Fair value is determined utilizing a discounted cash flow model based on management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material. We assess our program contract costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

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

On March 12, 2020, the National Basketball Association (NBA), the National Hockey League (NHL) and Major League Baseball (MLB) suspended or delayed the start of their seasons as a result of the COVID-19 pandemic. On that date, the Company suspended the recognition of amortization expense associated with prepaid program rights agreements with teams within these leagues. Amortization expense will resume for the NBA, NHL, and MLB over the modified seasons when the games commence during the third quarter of 2020.

Certain rights agreements with professional teams contain provisions which require the rebate of rights fees paid by the Company if a contractually minimum number of live games are not delivered. Rights fees paid in advance of expense recognition, inclusive of any rebates due to the Company, are included within prepaid sports rights on our consolidated balance sheets.

Non-cash Investing and Financing Activities

Non-cash transactions related to finance lease obligations were $6 million during the six months ended June 30, 2020. Leased assets obtained in exchange for new operating lease liabilities were $9 million and $10 million during the six months ended June 30, 2020 and 2019, respectively.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$349	$610	$51	$—	$1,010
Advertising revenue	208	3	25	(1)	235
Other media, non-media, and intercompany revenues	35	3	28	(28)	38
Total revenues	$592	$616	$104	$(29)	$1,283

For the three months ended June 30, 2019	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$335	$—	$32	$—	$367
Advertising revenue	315	—	24	—	339
Other media, non-media, and intercompany revenue	10	—	61	(6)	65
Total revenues	$660	$—	$117	$(6)	$771

For the six months ended June 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$703	$1,362	$100	$—	$2,165
Advertising revenue	517	58	61	(1)	635
Other media, non-media, and intercompany revenues	72	8	72	(60)	92
Total revenues	$1,292	$1,428	$233	$(61)	$2,892

For the six months ended June 30, 2019	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$655	$—	$65	$(1)	$719
Advertising revenue	602	—	45	—	647
Other media, non-media, and intercompany revenues	21	—	115	(9)	127
Total revenues	$1,278	$—	$225	$(10)	$1,493

Distribution Revenue. We generate distribution revenue through fees received from multi-channel video programming distributors (MVPDs) and virtual MVPDs (vMVPDs, and together with MVPDs, "Distributors") for the right to distribute our stations, RSNs, and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. The Company has not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 seasons have resulted, in some cases, in our inability to meet these minimum requirements and the need to reduce revenue based upon estimated rebates due to our distribution customers. These estimated rebates will be recognized over the measurement period of the rebate which in this case will be during the year ended December 31, 2020. For both the three and six months ended June 30, 2020, we reduced revenue and accrued corresponding rebates to Distributors of $124 million. The foregoing rebates assume that the leagues will complete their respective revised 2020 seasons as currently scheduled. However, there can be no assurance that will occur and any changes to the revised 2020 seasons may result in changes in the amount of actual rebates paid to the Distributors. See Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenue was $38 million and $54 million as of June 30, 2020 and December 31, 2019, respectively. Deferred revenue recognized during the six months ended June 30, 2020 and 2019, included in the deferred revenue balance as of December 31, 2019 and 2018, was $41 million and $56 million, respectively.

For the three months ended June 30, 2020, three customers accounted for 21%, 20%, and 12%, respectively, of our total revenues. For the six months ended June 30, 2020, three customers accounted for 21%, 19%, and 12%, respectively, of our total revenues. As of June 30, 2020, three customers accounted for 21%, 18%, and 13%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and six months ended June 30, 2020 and 2019 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three and six months ended June 30, 2020 was less than the statutory rate primarily due to $21 million and $48 million, respectively, of federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the three and six months ended June 30, 2019 was less than the statutory rate primarily due to $8 million and $13 million, respectively, of federal tax credits related to investments in sustainability initiatives.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $4 million in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On August 9, 2018, the Board of Directors authorized a $1 billion share repurchase authorization, in addition to the previous repurchase authorization of $150 million. There is no expiration date and currently, management has no plans to terminate this program. During the three and six months ended June 30, 2020, we repurchased approximately 5 million shares for $85 million and 15 million shares for $261 million, respectively. As of June 30, 2020, the total remaining purchase authorization was $462 million. As of August 4, 2020, we repurchased an additional 4 million shares of Class A Common Stock for $72 million during the third quarter. On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization.

Subsequent Events

In August 2020, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on September 15, 2020 to holders of record at the close of business on September 1, 2020.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has already impacted, and will impact, its advertisers, distributors, and agreements with professional sports leagues. On July 23, 2020, the MLB commenced its revised 60 game 2020 season. Since the beginning of the season, the MLB has postponed multiple regularly scheduled games due to COVID-19 outbreaks affecting multiple teams. The MLB has since rescheduled these games. The NBA, which resumed its 2020 season on July 31, 2020, and the NHL, which resumed its 2020 playoffs on August 1, 2020, have not postponed any additional games since their respective seasons resumed. However, there can be no assurance that the MLB, NBA, or NHL will complete the remainder of their respective seasons as scheduled. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and cash flows. The Company is currently unable to predict the full extent that the COVID-19 pandemic will have on its financial condition, results of operations, and cash flows in future periods due to numerous uncertainties.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Acquisitions

RSN Acquisition. In May 2019, DSG entered into a definitive agreement to acquire controlling interests in 21 Regional Sports Network brands and Fox College Sports (collectively, the Acquired RSNs), from The Walt Disney Company (Disney) for $9.6 billion plus certain adjustments. On August 23, 2019 we completed the acquisition for an aggregate preliminary purchase price, including cash acquired, and subject to an adjustment based upon finalization of working capital, net debt, and other adjustments, of $9,817 million, accounted for as a business combination under the acquisition method of accounting. The acquisition provides an expansion to our premium sports programming including the exclusive regional distribution rights to 42 professional teams consisting of 14 MLB teams, 16 NBA teams, and 12 NHL teams. The Acquired RSNs are reported within our sports segment. See Note 7. Segment Data.

The transaction was funded through a combination of debt financing raised by DSG and Sinclair Television Group, Inc. (STG), and redeemable subsidiary preferred equity.

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

The definite-lived intangible assets of $6,725 million are primarily comprised of customer relationships, which represent existing advertiser relationships and contractual relationships with Distributors of $5,439 million, the fair value of contracts with sports teams of $1,271 million, and tradenames/trademarks of $15 million. The intangible assets will be amortized over a weighted average useful life of 2 years for tradenames/trademarks, 13 years for customer relationships, and 12 years for contracts with sports teams on a straight-line basis. The fair value of the sports team contracts will be amortized over the respective contract term. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies. We estimate that $2.4 billion of goodwill, which represents our interest in the Acquired RSNs, will be deductible for tax purposes.

In connection with the acquisition, for both the three and six months ended June 30, 2020, we recognized $4 million of transaction costs that we expensed as incurred and classified as corporate general and administrative expenses in our consolidated statements of operations. For the three and six months ended June 30, 2020, revenue of the Acquired RSNs included in our consolidated statements of operations was $598 million and $1,403 million, respectively, and operating income (excluding the effects of intercompany expenses) of the Acquired RSNs included in our consolidated statements of operations was $413 million and $604 million, respectively.

Pro Forma Information. The table below sets forth unaudited pro forma results of operations, assuming that the RSN Acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of the period presented (in millions, expect per share data):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$1,764	$3,435
Net income	$172	$347
Net income attributable to Sinclair Broadcast Group	$119	$235
Basic earnings per share attributable to Sinclair Broadcast Group	$1.29	$2.55
Diluted earnings per share attributable to Sinclair Broadcast Group	$1.27	$2.52

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

Other Acquisitions.  During the six months ended June 30, 2020, we completed the acquisition of the license asset and certain non-license assets of a radio station for $7 million. The acquisition was completed using cash on hand. In June 2020, we entered into an agreement to acquire the license assets and certain non-license assets of two television stations for $9 million. The transaction is expected to close in the second half of 2020, pending customary closing conditions and approval by the FCC.

Dispositions

Broadcast Sales. In January 2020, we agreed to sell the license and non-license assets of WDKY-TV in Lexington, KY and certain non-license assets associated with KGBT-TV in Harlingen, TX for an aggregate purchase price of $36 million. The KGBT-TV transaction closed during the first quarter of 2020 and we recorded a gain of $8 million which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. We expect the WDKY-TV transaction to close during the second half of 2020, pending customary closing conditions and approval by the FCC. The carrying value of these assets was not material as of June 30, 2020.

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

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $29 million and $52 million for the three and six months ended June 30, 2020, respectively, and $14 million and $22 million for the three and six months ended June 30, 2019, respectively, which are recorded within gain on asset dispositions and other, net of impairment in our consolidated financial statements. Capital expenditures related to the spectrum repack were $19 million and $41 million for the three and six months ended June 30, 2020, respectively, and $12 million and $25 million for the three and six months ended June 30, 2019, respectively.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreements

Each of STG’s and DSG’s bank credit agreements (the Bank Credit Agreements) provide a $650 million five-year revolving credit facility, whereby STG’s revolving credit facility (the STG Revolving Credit Facility) is priced at LIBOR plus 2.00% and DSG’s revolving credit facility (the DSG Revolving Credit Facility and, together with the STG Revolving Credit Facility, the Revolving Credit Facilities) is priced at LIBOR plus 3.00%.  On March 17, 2020, we drew $648 million and $225 million under the STG Revolving Credit Facility and the DSG Revolving Credit Facility, respectively, as a precautionary measure given the COVID-19 pandemic.  During the quarter ended June 30, 2020, the Company fully repaid the amounts outstanding under the Revolving Credit Facilities.

The Bank Credit Agreements include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective credit agreements), which requires a ratio of less than 4.5x and 6.25x, measured as of the end of each quarter, for STG and DSG, respectively. This financial maintenance covenant is only applicable if borrowings under the respective revolving credit facilities, at the end of each quarter, exceed 35% of the total commitments of each facility. Since there were no outstanding borrowings under the Revolving Credit Facilities as of June 30, 2020, compliance with this financial maintenance covenant was not required. As of June 30, 2020, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We do not expect that the DSG first lien leverage ratio will be below 6.25x for the duration of 2020, which will restrict our ability to utilize the full DSG Revolving Credit Facility.  We do not currently expect to have more than the 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date, therefore we do not expect DSG will be subject to the financial maintenance covenant.  The Bank Credit Agreements contain other restrictions and covenants which the Company was in compliance with as of June 30, 2020.

STG Notes

On May 21, 2020, we purchased $2.5 million aggregate principal amount of STG's 5.875% Notes due 2026 (the STG 5.875% Notes) in open market transactions for consideration of $2.3 million. The STG 5.875% Notes acquired in May 2020 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG 5.875% Notes of $0.2 million for the three months ended June 30, 2020. As of June 30, 2020, the balance of the STG 5.875% Notes, net of deferred financing costs, was $344 million.

DSG Notes

On March 23, 2020, we purchased $5 million aggregate principal amount of DSG's 6.625% Notes due 2027 (the DSG 6.625% Notes) in open market transactions for consideration of $3 million. In June 2020, we purchased $10 million aggregate principal amount of the DSG 6.625% Notes in open market transactions for consideration of $7 million. The DSG 6.625% Notes acquired in March 2020 and June 2020 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the DSG 6.625% Notes of $3 million and $5 million for the three and six months ended June 30, 2020, respectively.

On June 10, 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes for cash payments of $10 million, including accrued but unpaid interest, and $31 million aggregate principal amount of newly issued senior secured notes, which bear interest at a rate of 12.750% per annum and mature on December 1, 2026 (the DSG 12.750% Secured Notes and, together with the DSG 6.625% Notes and DSG's 5.375% Senior Secured Notes due 2026, the DSG Notes). As of June 30, 2020, the balance of the DSG 6.625% Notes, net of deferred financing costs, was $1,708 million and the balance of the DSG 12.750% Secured Notes was $56 million, inclusive of a $25 million premium.

Prior to August 15, 2022, we may redeem the DSG 12.750% Secured Notes, in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount of the applicable DSG 12.750% Secured Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a ‘‘make-whole’’ premium. Beginning on August 15, 2022, we may redeem the DSG 12.750% Secured Notes, in whole or in part, at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to August 15, 2022, we may redeem up to 40% of the DSG 12.750% Secured Notes using the proceeds of certain equity offerings. If the notes are redeemed during the twelve-month period beginning August 15, 2022, 2023, and 2024 and thereafter, then the redemption prices for the DSG 12.750% Secured Notes are 102.688%, 101.344%, and 100%, respectively.

DSG’s obligations under the DSG 12.750% Secured Notes are jointly and severally guaranteed by Diamond Sports Intermediate Holdings LLC (DSIH), DSG’s direct parent, and certain wholly-owned subsidiaries of DSIH. The DSG 12.750% Secured Notes are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of June 30, 2020 and December 31, 2019. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $7 million and $9 million as of June 30, 2020 and December 31, 2019, respectively.

Debt of variable interest entities and guarantees of third-party debt

STG jointly, severally, unconditionally, and irrevocably guaranteed $53 million and $57 million of debt of certain third parties as of June 30, 2020 and December 31, 2019, respectively, of which $18 million and $20 million, net of deferred financing costs, related to consolidated VIEs that are included in our consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 9. Related Person Transactions. We have determined that, as of June 30, 2020, it is not probable that we would have to perform under any of these guarantees.

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

Dividends accrued during the three and six months ended June 30, 2020 were $11 million and $24 million, respectively, and are reflected in net income attributable to the redeemable noncontrolling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 7.5%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. The dividends accrued for the second quarter were paid in cash in June 2020. Dividends accrued during the three months ended March 31, 2020 of $13 million were paid-in-kind and added to the liquidation preference. In June 2020, we redeemed units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $13 million plus accrued and unpaid dividends. The balance of the Redeemable Subsidiary Preferred Equity as of June 30, 2020 was $510 million, net of issuance costs.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries had the right to sell their interest to the Company at a fair market sale value of $376 million, plus any undistributed income, which was exercised and settled in January 2020.

5.              COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to our local sports segment's sports programming rights agreements as of June 30, 2020. These commitments assume that sports teams fully deliver the contractually committed games, and do not reflect the impact of rebates expected to be paid by the teams.

(in millions)
2020 (remainder)	$793
2021	1,775
2022	1,529
2023	1,479
2024	1,409
2025 and thereafter	8,215
Total	$15,200

Other Liabilities

In connection with the RSN Acquisition, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of June 30, 2020, $57 million was recorded within other current liabilities and $144 million was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $2 million and $4 million was recorded for the three and six months ended June 30, 2020, respectively.

In connection with the RSN Acquisition, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of June 30, 2020, $33 million was recorded within other current liabilities and $202 million was recorded within other long-term liabilities in our consolidated balance sheets. These obligations are recorded at fair value on a recurring basis. Total measurement adjustments of $3 million and $6 million were recorded within interest expense including amortization of debt discount and deferred financing costs within our consolidated statement of operations for the three and six months ended June 30, 2020, respectively. For further information, see Note 10. Fair Value Measurements.

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

FCC Litigation Matters

On December 21, 2017, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries. We filed a response disputing the Commission's findings and the proposed fine.

On July 19, 2018, the FCC released a Hearing Designation Order (HDO) to commence a hearing before an Administrative Law Judge (ALJ) with respect to the Company’s proposed acquisition of Tribune. The HDO asked the ALJ to determine (i) whether Sinclair was the real party in interest to the sale of WGN-TV, KDAF(TV), and KIAH(TV), (ii) if so, whether the Company engaged in misrepresentation and/or lack of candor in its applications with the FCC and (iii) whether consummation of the overall transaction would be in the public interest and compliance with the FCC’s ownership rules. The Company maintains that the overall transaction and the proposed divestitures complied with the FCC’s rules, and strongly rejects any allegation of misrepresentation or lack of candor. The Merger Agreement was terminated by Tribune on August 9, 2018, on which date the Company subsequently filed a letter with the FCC to withdraw the merger applications and have them dismissed with prejudice and filed with the ALJ a Notice of Withdrawal of Applications and Motion to Terminate Hearing (Motion). On August 10, 2018, the FCC's Enforcement Bureau filed a responsive pleading with the ALJ stating that it did not oppose dismissal of the merger applications and concurrent termination of the hearing proceeding. The ALJ granted the Motion and terminated the hearing on March 5, 2019. As part of a discussion initiated by the Company to respond to allegations raised in the HDO, the FCC’s Media Bureau sent the Company a letter of inquiry.

On May 22, 2020, the FCC released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the FCC’s investigation of the allegations raised in the HDO, the matters covered by the NAL, and a retransmission related matter. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed seeking reconsideration of the Order and Consent Decree, which petitions remain pending. For the six months ended June 30, 2020, we recorded an expense of $2.5 million for the above legal matters, which is reflected within selling, general, and administrative expenses in our consolidated statements of operations.

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

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint in the United States District Court for the District of Maryland (the "District of Maryland") against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Litigation, case No. 1:18-CV-02445-CCB (the "Securities Action"). On March 1, 2019, lead counsel in the Securities Action filed an amended complaint, adding David Smith and Steven Marks as defendants, and alleging that defendants violated the federal securities laws by issuing false or misleading disclosures concerning (a) the Merger prior to the termination thereof; and (b) the DOJ investigation concerning the alleged exchange of pacing information. The Securities Action seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. On May 3, 2019, Defendants filed a motion to dismiss the amended complaint, which motion was opposed by lead plaintiff. On February 4, 2020, the Court issued a decision granting the motion to dismiss in part and denying the motion to dismiss in part. On February 18, 2020, plaintiffs filed a motion for reconsideration or, in the alternative, to certify dismissal as final and appealable. Defendants filed an opposition to this motion. On July 20, 2020, the Court issued a decision denying plaintiffs’ motion and dismissing the remaining claims (which the Court previously had not dismissed in its February 4, 2020 decision) based on lack of standing. The Company believes that the allegations in the Securities Action are without merit and, to the extent plaintiffs appeal the recent decisions or otherwise attempt to proceed with the litigation, the Company intends to vigorously defend against the allegations.

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

On November 29, 2018, putative Company shareholder Fire and Police Retiree Health Care Fund, San Antonio filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Fire and Police Retiree Health Care Fund, San Antonio v. Smith, et al., Case No. 1:18-cv-03670-RDB (the "San Antonio Action"). On December 26, 2018, putative Company shareholder Teamsters Local 677 Health Services & Insurance Plan filed a shareholder derivative complaint in the Circuit Court of Maryland for Baltimore County (the "Circuit Court") against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Teamsters Local 677 Health Services & Insurance Plan v. Friedman, et al., Case No. 03-C-18-12119 (the "Teamsters Action"). A defendant in the Teamsters Action removed the Teamsters action to the District of Maryland, and the plaintiff in that case has moved to remand the case back to the Circuit Court. That motion is fully briefed and awaiting decision. On December 21, 2018, putative Company shareholder Norfolk County Retirement System filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Norfolk County Retirement System v. Smith, et al., Case No. 1:18-cv-03952-RDB (the "Norfolk Action," and together with the San Antonio Action and the Teamsters Action, the "Derivative Actions"). The plaintiffs in each of the Derivative Actions allege breaches of fiduciary duties by the defendants in connection with (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. The plaintiffs in the Derivative Actions seek declaratory relief, money damages to be awarded to the Company in an amount to be determined at trial, corporate governance reforms, equitable or injunctive relief, and attorney’s fees and costs. Additionally, the plaintiffs in the Teamsters and Norfolk Actions allege that the defendants were unjustly enriched, in the form of their compensation as directors and/or officers of the Company, in light of the alleged breaches of fiduciary duty, and seek restitution to be awarded to the Company. These allegations are the subject matter of the review being conducted by the Special Litigation Committee, as noted above. On April 30, 2019, the Special Litigation Committee moved to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions, which motion was opposed by the plaintiffs. The Company and the remaining individual defendants joined in this motion. On October 23, 2019, the court granted the plaintiff’s motion in the Teamsters Action to remand that action back to the Circuit Court. On December 9, 2019, the court denied defendants’ motions to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions without prejudice, subject to potential renewal following limited discovery.

On July 20, 2020, the parties to the Derivative Actions executed a Stipulation and Agreement of Settlement, Compromise and Release (the “Settlement Stipulation”) reflecting the terms of the settlement of the Derivative Actions (the “Settlement”), which Settlement is subject to final approval by the District Court of Maryland. In connection with the Settlement, (a) the Company’s Board of Directors has agreed to implement a series of corporate governance measures (as described in Exhibit A to the Settlement Stipulation); (b) defendants’ insurers will pay $20.5 million into a settlement fund, which, after a deduction for an award of fees and expenses to plaintiffs’ counsel in an amount to be determined by the Court, will be paid to the Company; (c) the Board of Directors will designate an aggregate amount of $5 million of the settlement fund to be used, over a period of five years, for the implementation and operation of the corporate governance measures and certain compliance programs in connection with an FCC consent decree that was previously announced on May 6, 2020; and (d) the Company’s Executive Chairman David D. Smith will forgo, cancel, or return a grant of SARs of 638,298 shares of Sinclair Class A common stock that was awarded to him in February 2020. In exchange for the consideration described above, and subject to final court approval, the Derivative Actions will be dismissed and defendants will be released of any claims relating to the Tribune Merger or the HDO (provided that the release will not include the Securities Action). On July 23, 2020, and pursuant to the Settlement, the Teamsters Action was voluntarily dismissed. Also on July 23, 2020, the plaintiffs in the Norfolk Action and the San Antonio Action filed the settlement papers with the District of Maryland and moved for preliminary approval of the Settlement as fair, reasonable, and adequate, and providing for notice to shareholders of the Settlement. On August 6, 2020, the court entered an order preliminarily approving the settlement and providing for notice of a final settlement hearing to be held on October 27, 2020 (unless adjourned or rescheduled by the court). Defendants have not admitted any liability or wrongdoing in connection with the Settlement and have entered into the Settlement to avoid the costs, risks, distraction, and uncertainties of continued litigation.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (Numerator)
Net income	$273	$43	$424	$66
Net income attributable to the redeemable noncontrolling interests	(12)	—	(32)	—
Net income attributable to the noncontrolling interests	(9)	(1)	(17)	(2)
Numerator for basic and diluted earnings per common share available to common shareholders	$252	$42	$375	$64

Shares (Denominator)
Weighted-average common shares outstanding	80,425	91,764	85,517	92,032
Dilutive effect of stock-settled appreciation rights and outstanding stock options	312	1,399	464	1,157
Weighted-average common and common equivalent shares outstanding	80,737	93,163	85,981	93,189

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,019	—	2,916	475

7.              SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: broadcast and local sports. Our broadcast segment, previously referred to as our local news and marketing services segment, provides free over-the-air programming to television viewing audiences and includes stations in 89 markets located throughout the continental United States. Our local sports segment, previously referred to as our sports segment, provides viewers with live professional sports content and includes 23 regional sports network brands. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Assets	$4,657	$11,040	$1,152	$(80)	$16,769

For the three months ended June 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$592	$616	$104	$(29)	(b)	$1,283
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60	109	7	—		176
Amortization of sports programming rights (a)	—	5	—	—		5
Amortization of program contract costs	21	—	—	—		21
Corporate general and administrative expenses	27	2	3	—		32
(Gain) loss on asset dispositions and other, net of impairment	(29)	—	1	—		(28)
Operating income (loss)	83	399	12	(2)		492
Interest expense including amortization of debt discount and deferred financing costs	1	117	50	(3)		165
Income (loss) from equity method investments	—	2	(9)	—		(7)

For the three months ended June 30, 2019	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Revenue	$660	$—	$117	$(6)	$771
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60	—	6	—	66
Amortization of program contract costs	22	—	—	—	22
Corporate general and administrative expenses	33	—	19	—	52
Gain on asset dispositions and other, net of impairment	(14)	—	—	—	(14)
Operating income (loss)	135	—	(26)	(3)	106
Interest expense including amortization of debt discount and deferred financing costs	1	—	56	(3)	54
Loss from equity method investments	—	—	(12)	—	(12)

For the six months ended June 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$1,292	$1,428	$233	$(61)	(b)	$2,892
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	118	219	13	—		350
Amortization of sports programming rights (a)	—	396	—	—		396
Amortization of program contract costs	44	—	—	—		44
Corporate general and administrative expenses	70	4	7	—		81
Gain on asset dispositions and other, net of impairment	(60)	—	—	—		(60)
Operating income (loss)	234	565	26	(6)		819
Interest expense including amortization of debt discount and deferred financing costs	2	240	108	(5)		345
Income (loss) from equity method investments	—	8	(21)	—		(13)

For the six months ended June 30, 2019	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Revenue	$1,278	$—	$225	$(10)	$1,493
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	122	—	10	—	132
Amortization of program contract costs	46	—	—	—	46
Corporate general and administrative expenses	59	—	21	—	80
Gain on asset dispositions and other, net of impairment	(22)	—	—	—	(22)
Operating income (loss)	230	—	(24)	(6)	200
Interest expense including amortization of debt discount and deferred financing costs	3	—	112	(7)	108
Loss from equity method investments	—	—	(26)	—	(26)

(a)
The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations. Due to the outbreak of COVID-19 and postponement of professional sports leagues, we stopped recording amortization of our sports contracts during the month of March 2020 and three months ended June 30, 2020.

(b)
Includes $25 million and $49 million for the three and six months ended June 30, 2020, respectively, of revenue and selling, general, and administrative expenses, respectively, for services provided by broadcast to local sports and other, which are eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$29	$39
Accounts receivable, net	37	39
Prepaid sports rights	72	10
Other current assets	3	6
Total current assets	141	94

Property and equipment, net	16	15
Operating lease assets	7	8
Goodwill and indefinite-lived intangible assets	18	15
Definite-lived intangible assets, net	85	93
Other assets	1	3
Total assets	$268	$228

LIABILITIES
Current liabilities:
Other current liabilities	$21	$19

Notes payable, finance leases and commercial bank financing, less current portion	13	15
Operating lease liabilities, less current portion	6	6
Program contracts payable, less current portion	5	7
Other long-term liabilities	5	1
Total liabilities	$50	$48

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $129 million and $127 million as of June 30, 2020 and December 31, 2019, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2020, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $78 million and $71 million as of June 30, 2020 and December 31, 2019, respectively. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in loss from equity method investments and other income, net, respectively, in our consolidated statements of operations. We recorded losses of $10 million and $22 million for the three and six months ended June 30, 2020, respectively, and $12 million and $25 million for the three and six months ended June 30, 2019, respectively.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million for both the three months ended June 30, 2020 and 2019 and $3 million and $2 million for the six months ended June 30, 2020 and 2019, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $1 million for both the three and six months ended June 30, 2020. For all leases, we incurred expenses of less than $1 million for the three months ended June 30, 2019 and $1 million for the six months ended June 30, 2019.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 8. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of June 30, 2020, we have jointly and severally, unconditionally, and irrevocably guaranteed $44 million of Cunningham's debt, of which $9 million, net of $0.4 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of Cunningham is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $53 million and $51 million as of June 30, 2020 and December 31, 2019, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2020 and December 31, 2019, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2 million for both the three months ended June 30, 2020 and 2019 and $4 million for both the six months ended June 30, 2020 and 2019.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $32 million and $39 million for the three months ended June 30, 2020 and 2019, respectively, and $71 million and $73 million for the six months ended June 30, 2020 and 2019, respectively, related to the Cunningham Stations.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three months ended June 30, 2020 and 2019 and both the six months ended June 30, 2020 and 2019.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million for both the six months ended June 30, 2020 and 2019.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million and $3 million for the three and six months ended June 30, 2020, respectively.

In conjunction with the acquisition of the RSNs on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, we assumed a minority interest in certain mobile production companies, which we account for as equity method investments. For the three and six months ended June 30, 2020, we made payments to these investees totaling $2 million and $9 million, respectively, for production services.

Sports Programming Rights

For the three and six months ended June 30, 2020, the Company paid $136 million and $206 million, respectively, under sports programming rights agreements covering the broadcast of regular season games, to five professional teams who have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the fiscal years ended 2030 through 2033.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
STG:
Money market funds	$157	$157	$354	$354
Deferred compensation assets	37	37	36	36
Deferred compensation liabilities	32	32	33	33
DSG:
Money market funds	61	61	559	559

Level 2 (a):
STG:
5.875% Senior Unsecured Notes due 2026	348	342	350	368
5.625% Senior Unsecured Notes due 2024	550	528	550	566
5.500% Senior Unsecured Notes due 2030	500	463	500	511
5.125% Senior Unsecured Notes due 2027	400	364	400	411
Term Loan B	1,322	1,259	1,329	1,326
Term Loan B-2	1,290	1,229	1,297	1,300
DSG:
12.750% Senior Secured Notes due 2026 (b)	31	30	—	—
6.625% Senior Unsecured Notes due 2027 (b)	1,744	929	1,825	1,775
5.375% Senior Secured Notes due 2026	3,050	2,207	3,050	3,085
Term Loan	3,275	2,661	3,292	3,284
Debt of variable interest entities	19	19	21	21
Debt of non-media subsidiaries	18	18	18	18

Level 3
DSG:
Variable payment obligations (c)	235	235	239	239

(a)
Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $189 million and $231 million as of June 30, 2020 and December 31, 2019, respectively.

(b)
On June 10, 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes for cash payments of $10 million, including accrued but unpaid interest, and $31 million aggregate principal amount of the newly issued DSG 12.750% Secured Notes. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further information.

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

The following table summarizes the changes in financial liabilities measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2020 (in millions):

Variable Payment Obligations
Fair value at March 31, 2020	$235
Payments	(3)
Measurement adjustments	3
Fair value at June 30, 2020	$235

Variable Payment Obligations
Fair value at December 31, 2019	$239
Payments	(10)
Measurement adjustments	6
Fair value at June 30, 2020	$235

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the STG Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, and 5.500% Notes (collectively, the Notes are referred to as the" STG Notes"), and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. STG’s 5.625% Notes were publicly registered on a Registration Statement on Form S-3ASR (No. 333-203483), effective April 17, 2015, and, until they were redeemed, STG’s 6.125% Notes were publicly registered on a Registration Statement on Form S-4 (No. 333-187724), effective April 16, 2013. Our Class A Common Stock and Class B Common Stock as of June 30, 2020, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under the STG Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, 5.500% Notes and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. As of June 30, 2020, our consolidated total debt, net of deferred financing costs and debt discounts, of $12,399 million included $4,422 million related to STG and its subsidiaries of which SBG guaranteed $4,381 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$168	$3	$451	$—	$622
Accounts receivable, net	—	—	494	491	—	985
Other current assets	12	86	201	781	(95)	985
Total current assets	12	254	698	1,723	(95)	2,592

Property and equipment, net	1	33	702	100	(27)	809

Investment in consolidated subsidiaries	2,258	3,497	—	—	(5,755)	—
Goodwill	—	—	2,091	2,625	—	4,716
Indefinite-lived intangible assets	—	—	149	14	—	163
Definite-lived intangible assets, net	—	—	1,342	6,366	(44)	7,664
Other long-term assets	84	1,632	280	476	(1,647)	825
Total assets	$2,355	$5,416	$5,262	$11,304	$(7,568)	$16,769

Accounts payable and accrued liabilities	$31	$99	$277	$261	$(95)	$573
Current portion of long-term debt	—	27	5	41	(2)	71
Other current liabilities	1	—	99	159	—	259
Total current liabilities	32	126	381	461	(97)	903

Long-term debt	700	4,336	36	8,291	(1,035)	12,328
Other long-term liabilities	13	59	1,351	624	(830)	1,217
Total liabilities	745	4,521	1,768	9,376	(1,962)	14,448

Redeemable noncontrolling interests	—	—	—	510	—	510
Total Sinclair Broadcast Group equity	1,610	895	3,494	1,220	(5,610)	1,609
Noncontrolling interests in consolidated subsidiaries	—	—	—	198	4	202
Total liabilities, redeemable noncontrolling interests, and equity	$2,355	$5,416	$5,262	$11,304	$(7,568)	$16,769

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2019
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$357	$3	$973	$—	$1,333
Accounts receivable, net	—	—	561	571	—	1,132
Other current assets	5	41	264	188	(50)	448
Total current assets	5	398	828	1,732	(50)	2,913

Property and equipment, net	1	31	659	96	(22)	765

Investment in consolidated subsidiaries	2,270	3,558	—	—	(5,828)	—
Goodwill	—	—	2,091	2,625	—	4,716
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets, net	—	—	1,426	6,598	(47)	7,977
Other long-term assets	82	1,611	279	618	(1,749)	841
Total assets	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

Accounts payable and accrued liabilities	$142	$109	$286	$296	$(51)	$782
Current portion of long-term debt	—	27	4	41	(1)	71
Other current liabilities	—	1	133	147	—	281
Total current liabilities	142	137	423	484	(52)	1,134

Long-term debt	700	4,348	32	8,317	(1,030)	12,367
Other long-term liabilities	13	53	1,418	547	(934)	1,097
Total liabilities	855	4,538	1,873	9,348	(2,016)	14,598

Redeemable noncontrolling interests	—	—	—	1,078	—	1,078
Total Sinclair Broadcast Group equity	1,503	1,060	3,554	1,069	(5,684)	1,502
Noncontrolling interests in consolidated subsidiaries	—	—	—	188	4	192
Total liabilities, redeemable noncontrolling interests, and equity	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$25	$627	$671	$(40)	$1,283

Media programming and production expenses	—	—	312	83	(12)	383
Selling, general and administrative expenses	3	26	151	63	(25)	218
Depreciation, amortization and other operating expenses	—	4	52	136	(2)	190
Total operating expenses	3	30	515	282	(39)	791

Operating (loss) income	(3)	(5)	112	389	(1)	492

Equity in earnings of consolidated subsidiaries	257	67	—	—	(324)	—
Interest expense	(4)	(47)	(1)	(120)	7	(165)
Other income (expense)	1	8	(10)	4	(3)	—
Total other income (expense)	254	28	(11)	(116)	(320)	(165)

Income tax benefit (provision)	1	(9)	(34)	(12)	—	(54)
Net income	252	14	67	261	(321)	273
Net income attributable to the redeemable noncontrolling interests	—	—	—	(12)	—	(12)
Net income attributable to the noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to Sinclair Broadcast Group	$252	$14	$67	$240	$(321)	$252
Comprehensive income	$252	$14	$67	$252	$(321)	$264

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$705	$89	$(23)	$771

Media programming and production expenses	—	—	318	33	(16)	335
Selling, general and administrative expenses	19	33	162	4	(1)	217
Depreciation, amortization and other operating expenses	—	1	70	46	(4)	113
Total operating expenses	19	34	550	83	(21)	665

Operating (loss) income	(19)	(34)	155	6	(2)	106

Equity in earnings of consolidated subsidiaries	56	118	—	—	(174)	—
Interest expense	—	(51)	(1)	(5)	3	(54)
Other income (expense)	1	4	(11)	—	—	(6)
Total other income (expense)	57	71	(12)	(5)	(171)	(60)

Income tax benefit (provision)	4	17	(24)	—	—	(3)
Net income	42	54	119	1	(173)	43
Net income attributable to the noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Sinclair Broadcast Group	$42	$54	$119	$—	$(173)	$42
Comprehensive income	$42	$54	$119	$1	$(173)	$43

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$49	$1,366	$1,564	$(87)	$2,892

Media programming and production expenses	—	—	640	599	(28)	1,211
Selling, general and administrative expenses	6	70	319	130	(48)	477
Depreciation, amortization and other operating expenses	—	5	103	283	(6)	385
Total operating expenses	6	75	1,062	1,012	(82)	2,073

Operating (loss) income	(6)	(26)	304	552	(5)	819

Equity in earnings of consolidated subsidiaries	386	240	—	—	(626)	—
Interest expense	(7)	(102)	(2)	(247)	13	(345)
Other (expense) income	(1)	6	(19)	12	(6)	(8)
Total other income (expense)	378	144	(21)	(235)	(619)	(353)

Income tax benefit (provision)	3	20	(40)	(25)	—	(42)
Net income	375	138	243	292	(624)	424
Net income attributable to the redeemable noncontrolling interests	—	—	—	(32)	—	(32)
Net income attributable to the noncontrolling interests	—	—	—	(17)	—	(17)
Net income attributable to Sinclair Broadcast Group	$375	$138	$243	$243	$(624)	$375
Comprehensive income	$375	$138	$243	$283	$(624)	$415

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$1,361	$172	$(40)	$1,493

Media programming and production expenses	—	—	619	63	(28)	654
Selling, general and administrative expenses	21	59	318	9	(2)	405
Depreciation, amortization and other operating expenses	—	2	148	90	(6)	234
Total operating expenses	21	61	1,085	162	(36)	1,293

Operating (loss) income	(21)	(61)	276	10	(4)	200

Equity in earnings of consolidated subsidiaries	80	207	—	—	(287)	—
Interest expense	—	(104)	(2)	(9)	7	(108)
Other income (expense)	1	5	(23)	(1)	—	(18)
Total other income (expense)	81	108	(25)	(10)	(280)	(126)

Income tax benefit (provision)	4	29	(41)	—	—	(8)
Net income	64	76	210	—	(284)	66
Net income attributable to the noncontrolling interests	—	—	—	(3)	1	(2)
Net income (loss) attributable to Sinclair Broadcast Group	$64	$76	$210	$(3)	$(283)	$64
Comprehensive income	$64	$76	$210	$—	$(284)	$66

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(124)	$(98)	$313	$243	$—	$334

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(6)	(83)	(13)	5	(97)
Spectrum repack reimbursements	—	—	52	—	—	52
Proceeds from the sale of assets	—	—	18	—	—	18
Purchases of investments	(1)	(5)	(22)	(20)	—	(48)
Other, net	1	—	(8)	11	—	4
Net cash flows used in investing activities	—	(11)	(43)	(22)	5	(71)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	648	—	225	—	873
Repayments of notes payable, commercial bank financing and finance leases	—	(663)	(2)	(263)	—	(928)
Repurchase of outstanding Class A Common Stock	(261)	—	—	—	—	(261)
Dividends paid on Class A and Class B Common Stock	(35)	—	—	—	—	(35)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(24)	—	(24)
Redemption of redeemable subsidiary preferred equity	—	—	—	(198)	—	(198)
Distributions to noncontrolling interests, net	—	—	—	(7)	—	(7)
Distributions to redeemable noncontrolling interests	—	—	—	(378)	—	(378)
Increase (decrease) in intercompany payables	420	(65)	(268)	(82)	(5)	—
Other, net	—	—	—	(16)	—	(16)
Net cash flows from (used in) financing activities	124	(80)	(270)	(743)	(5)	(974)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(189)	—	(522)	—	(711)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$168	$3	$451	$—	$622

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$—	$(122)	$328	$22	$(5)	$223

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(2)	(64)	(1)	5	(62)
Spectrum repack reimbursements	—	—	22	—	—	22
Purchases of investments	(2)	(9)	(30)	(6)	—	(47)
Other, net	—	2	—	3	—	5
Net cash flows used in investing activities	(2)	(9)	(72)	(4)	5	(82)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	1	—	1
Repayments of notes payable, commercial bank financing and finance leases	—	(103)	(2)	(25)	21	(109)
Repurchase of outstanding Class A Common Stock	(125)	—	—	—	—	(125)
Dividends paid on Class A and Class B Common Stock	(36)	—	—	—	—	(36)
Distributions to noncontrolling interests	—	—	—	(3)	—	(3)
Increase (decrease) in intercompany payables	163	164	(270)	(36)	(21)	—
Net cash flows from (used in) financing activities	2	61	(272)	(63)	—	(272)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(70)	(16)	(45)	—	(131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	962	19	79	—	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$892	$3	$34	$—	$929

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

COVID-19 risks

•	Requirement of our RSNs to pay professional sports team minimum rights fees, but thereafter unable to obtain rebates from sports teams for fewer games played;

•	need to reimburse Distributors affiliation fees related to canceled professional sporting events;

•	loss of advertising revenue due to postponement or cancellation of professional sporting events;

•
loss of advertising revenue as advertisers may be more reluctant to purchase advertising spots due to reduced consumer spending as a result of shelter in place and stay at home orders, or lower audience engagement;

•	potential that our workforce may contract COVID-19 which could impact operations and increase health care costs;

•	COVID-19's overall effect on the national and regional economies and credit and capital markets; and

•	cybersecurity and operational risks as a result of work-from-home arrangements.

General risks

•	The impact of changes in national and regional economies and credit and capital markets;

•	loss of consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters and pandemics that impact our advertisers, our stations and networks; and

•	cybersecurity breaches.

Industry risks

•	The business conditions of our advertisers, particularly in the political, automotive and service categories;

•	competition with other broadcast television stations, radio stations, Distributors, internet and broadband content providers, and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;

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

•	the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;

•	the potential impact from the elimination of rules prohibiting mergers of the four major television networks;

•	the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•	changes in television rating measurement methodologies that could negatively impact audience results;

•	the ability of local Distributors to coordinate and determine local advertising rates as a consortium;

•	the ability to negotiate terms at least as favorable as those in existence with Distributors and others;

•	changes in the makeup of the population in the areas where stations are located;

•	the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast signals;

•	OTT technologies and their potential impact on cord-cutting;

•	the impact of Distributors, and OTTs offering "skinny" programming bundles that may not include television broadcast stations, regional sports networks, or other programming that we distribute;

•	the effect of a potential decline in the number of subscribers to Distributor services;

•	fluctuations in advertising rates and availability of inventory;

•	the ability of others to retransmit our signal without our consent; and

•	the ability to renew media rights agreements with various professional sports teams which have varying durations and terms that are at least as favorable as those in existence.

Risks specific to us

•	The effectiveness of our management;

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in millions, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of Operations Data:
Media revenues (a)	$1,260	$721	$2,834	$1,394
Non-media revenues	23	50	58	99
Total revenues	1,283	771	2,892	1,493

Media programming and production expenses	383	335	1,211	654
Media selling, general and administrative expenses	186	165	396	325
Depreciation and amortization expenses (b)	176	66	350	132
Amortization of program contract costs	21	22	44	46
Non-media expenses	21	39	51	78
Corporate general and administrative expenses	32	52	81	80
Gain on asset dispositions and other, net of impairment	(28)	(14)	(60)	(22)
Operating income	492	106	819	200

Interest expense including amortization of debt discount and deferred financing costs	(165)	(54)	(345)	(108)
Gain on extinguishment of debt	3	—	5	—
Loss from equity method investments	(7)	(12)	(13)	(26)
Other income, net	4	6	—	8
Income before income taxes	327	46	466	74
Income tax provision	(54)	(3)	(42)	(8)
Net income	$273	$43	$424	$66
Net income attributable to the redeemable noncontrolling interests	(12)	—	(32)	—
Net income attributable to the noncontrolling interests	(9)	(1)	(17)	(2)
Net income attributable to Sinclair Broadcast Group	$252	$42	$375	$64

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$3.13	$0.46	$4.39	$0.70
Diluted earnings per share	$3.12	$0.45	$4.36	$0.69

	As of June 30, 2020	As of December 31, 2019
Balance Sheet Data:
Cash and cash equivalents	$622	$1,333
Total assets	$16,769	$17,370
Total debt (c)	$12,399	$12,438
Redeemable noncontrolling interests	$510	$1,078
Total equity	$1,811	$1,694

(a)	Media revenues are defined as distribution revenue, advertising revenue, and other media revenues.

(b)	Depreciation and amortization expenses include depreciation of property and equipment and amortization of definite-lived intangible and other assets.

(c)	Total debt is defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended June 30, 2020 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2020 and 2019, including comparisons between quarters and expectations for the three months ended September 30, 2020.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2020.

Summary of Significant Events and Financial Highlights

Television and Digital Content

•
In April 2020, the Company made significant changes to the content across three company-owned networks; Comet, Charge!, and TBD, including adding some of the most popular classic television series, as well as TBD's first-ever original series, The Link.

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

•
In June 2020, the Company announced that it will be launching a headline news service scheduled to premiere in early 2021 on the Company's CW and MYTV network affiliates, as well as on STIRR, Sinclair’s free ad-supported over-the-top streaming platform.

•	Year-to-date, Sinclair's newsrooms have won a total of 233 journalism awards, including 28 Regional RTDNA Edward R. Murrow awards and 23 regional Emmy awards.

Distribution

•
In June 2020, the Company signed a multi-year agreement with ViacomCBS to renew eight CBS network affiliations for Sinclair stations. ViacomCBS also reached agreements to renew the affiliations of two stations to which Sinclair provides services, WTVH in Syracuse, NY and WGFL in Gainesville, FL.

•
In July 2020, the Company entered into multi-year content carriage agreements with Comcast for all Sinclair television stations and regional sports networks in Comcast’s cable television footprint, including the Marquee Sports Network and YES Network, as well as continued distribution of the Tennis Channel.

NEXTGEN TV

•
The Company, in coordination with other broadcasters, has recently deployed NEXTGEN TV, powered by ATSC 3.0, in five of its markets: Las Vegas, NV; Pittsburgh, PA, Nashville, TN; Salt Lake City, UT; and Portland, OR. Based on the same fundamental technology as the Internet, digital apps, and other web services, NEXTGEN TV can support a wide range of features currently in development, such as immersive audio and video (up to 4K), broadcasting to mobile devices, personalized viewing tools, and advanced emergency alerts that provide rich media rather than simple text messages. NEXTGEN TV also allows full integration with 5G and other broadband-delivered Internet content. BitPath, the broadcast data network operated by Spectrum Co, LLC, led the planning and coordination efforts across the participating stations in each market.

Financing, Capital Allocation, and Shareholder Returns

•
In May 2020, we purchased $2.5 million aggregate principal amount of the STG 5.875% Notes in open market transactions for consideration of $2.3 million. The STG 5.875% Notes acquired in May 2020 were canceled immediately following their acquisition.

•
In June 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes due 2027 for $31 million aggregate principal amount of the DSG 12.750% Secured Notes due 2026 and cash payments totaling $10 million, including accrued but unpaid interest.

•
In June 2020, we purchased $10 million aggregate principal amount of the DSG 6.625% Notes in open market transactions for consideration of $7 million. The DSG 6.625% Notes acquired in June 2020 were canceled immediately following their acquisition.

•
During the quarter ended June 30, 2020, we repurchased approximately 5 million shares of Class A Common Stock for $85 million. As of August 4, 2020, we repurchased an additional 4 million shares of Class A Common Stock for $72 million during the third quarter. Year-to-date, through August 4, 2020, the Company has repurchased 19 million or 21% of its outstanding shares.

•	In August 2020, the Board of Directors authorized an additional $500 million share repurchase authorization.

•	In May 2020 and August 2020, we declared quarterly cash dividends of $0.20 per share.

Other Events

•
Since March, the Company has partnered with the Salvation Army on the “Sinclair Cares: Your Neighbor Needs You” initiative which has raised almost $1 million for those financially impacted by COVID-19.

•
In April 2020, the Company entered into a new public service initiative, in partnership with the University of Maryland School of Medicine, to provide consumers with important and timely news and information about COVID-19.

•
In June 2020, at the Company's Annual Shareholders' Meeting, the Company's shareholders re-elected all nine Directors, ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2020, and approved the proposed non-binding advisory vote on executive compensation.

•	In June 2020, the Company selected ten winning applicants for its Broadcast Diversity Scholarship, awarding tuition assistance to students demonstrating a promising future in the broadcast industry.

•
In June 2020, Jeff Krolik, President, RSNs, announced his retirement effective August 30, 2020. The Company announced in July 2020 that Steve Rosenberg, a broadcasting industry executive with over 30 years of experience, joined the Company and will be taking on the role of President of Local Sports, effective September 1, 2020.

•	In July 2020, we announced that Scott Shapiro has assumed the newly-created role of Chief Strategy Officer/Sport in addition to his current role as Chief Development Officer.

RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. We have two reportable segments, "broadcast" and "local sports," that are disclosed separately from our other and corporate activities.

SEASONALITY/CYCLICALITY

The operating results of our broadcast segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters’ because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our local sports segment are usually subject to cyclical fluctuations based on the timing and overlap of the seasons for professional baseball, basketball, and hockey. Usually, the second and third quarter operating results are higher than first and fourth quarters.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Media revenues	$1,260	$721	$2,834	$1,394
Non-media revenues	23	50	58	99
Total revenues	1,283	771	2,892	1,493
Media programming and production expenses	383	335	1,211	654
Media selling, general and administrative expenses	186	165	396	325
Depreciation and amortization expenses	176	66	350	132
Amortization of program contract costs	21	22	44	46
Non-media expenses	21	39	51	78
Corporate general and administrative expenses	32	52	81	80
Gain on asset dispositions and other, net of impairment	(28)	(14)	(60)	(22)
Operating income	$492	$106	$819	$200
Net income attributable to Sinclair Broadcast Group	$252	$42	$375	$64

The Impact of COVID-19 on our Results of Operations

Overview

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

Broadcast segment

Advertising revenue was negatively impacted in the second quarter and late first quarter due to lower local and national net times sales. During the six months ended June 30, 2020, as compared to the prior year, we saw decreases in certain advertising categories, notably a $51 million decrease in automotive, a $13 million decrease in entertainment, an $11 million decrease in furniture, a $10 million decrease in services, and an $8 million decrease in medical, primarily as a result of the impact of the COVID-19 pandemic. During the month of July 2020, our advertising revenue decreased 3% as compared to July 2019, which is partially offset by an increase in political revenue. We expect political revenue for the three months ended September 30, 2020 to increase as compared to the three months ended June 30, 2020, as we enter the peak political season. Despite the expected increase in political revenue, we expect advertising revenue for the third quarter ended September 30, 2020 to be within the range of slightly lower to higher than the same period in 2019.

Local sports segment

The MLB, NBA, and NHL did not operate during the three months ended June 30, 2020. As a result, advertising revenue was not significant during the period. On July 23, 2020, the MLB commenced its revised 60 game 2020 season. Since the beginning of the season, the MLB has postponed multiple regularly scheduled games due to COVID-19 outbreaks affecting multiple teams. The MLB has since rescheduled these games. The NBA, which resumed its 2020 season on July 31, 2020, and the NHL, which resumed its 2020 playoffs on August 1, 2020, have not postponed any additional games since their respective seasons resumed. However, there can be no assurance that the leagues will complete the remainder of their respective seasons as scheduled. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and the cash flows of our local sports segment. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively, including the need for us to provide rebates to our Distributors as well as seek rebate from or reduce future payments to certain of the sports teams, during the second quarter of 2020. We expect that the rebates received from teams will be in excess of the rebates paid to Distributors. Despite the resumption of sports leagues, we cannot predict whether the COVID-19 pandemic will further affect those leagues' ability to complete their respective seasons or playoffs.

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment, previously known as our local news and marketing services segment, for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2020	2019		2020	2019
Revenue:
Distribution revenue	$349	$335	4%	$703	$655	7%
Advertising revenue	208	315	(34)%	517	602	(14)%
Other media revenues (a)	35	10	250%	72	21	243%
Media revenues	$592	$660	(10)%	$1,292	$1,278	1%

Operating Expenses:
Media programming and production expenses	$306	$292	5%	$622	$581	7%
Media selling, general and administrative expenses	124	132	(6)%	$264	$262	1%
Depreciation and amortization expenses	60	60	—%	$118	$122	(3)%
Amortization of program contract costs	21	22	(5)%	$44	$46	(4)%
Corporate general and administrative expenses	27	33	(18)%	$70	$59	19%
Gain on asset dispositions and other, net of impairment	(29)	(14)	107%	$(60)	$(22)	173%
Operating income	$83	$135	(39)%	$234	$230	2%

(a)
Includes $25 million and $49 million for the three and six months ended June 30, 2020, respectively, of intercompany revenue related to certain services provided to local sports and other under a management services agreement, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors and OTT distributors for our broadcast signals, increased $14 million and $48 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily due to an increase in rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue decreased $107 million for the three months ended June 30, 2020 when compared to the same periods in 2019. The decrease is primarily due to the decrease in certain categories, notably a $44 million decrease in automotive, a $12 million decrease in entertainment, and a $10 million decrease in services, primarily as a result of the impact of the COVID-19 pandemic. The decrease is partially offset by an increase in political advertising revenue of $16 million as 2020 is a political year.

Advertising revenue decreased $85 million for the six months ended June 30, 2020 when compared to the same periods in 2019. The decrease is primarily due to the decrease in certain categories, notably a $51 million decrease in automotive, a $13 million decrease in entertainment, an $11 million decrease in furniture, a $10 million decrease in services and an $8 million decrease in medical, primarily as a result of the impact of the COVID-19 pandemic. The decrease is partially offset by an increase in political advertising revenue of $54 million as 2020 is a political year.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Local news	38%	35%	35%	34%
Syndicated/Other programming	30%	30%	29%	30%
Network programming	25%	26%	25%	25%
Sports programming	2%	6%	7%	7%
Paid programming	5%	3%	4%	4%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2020	2019	2020	2019
ABC	41	31%	30%	30%	30%
FOX	59	23%	24%	26%	24%
CBS	29	21%	20%	20%	21%
NBC	24	14%	13%	13%	13%
CW	48	6%	7%	6%	6%
MNT	39	4%	4%	4%	4%
Other (a)	391	1%	2%	1%	2%
Total	631

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. For the three and six months ended June 30, 2020, other media revenue increased $25 million and $51 million, respectively, when compared to the same periods in 2019, primarily due to $25 million and $49 million, respectively, in intercompany revenue from local sports and other related to providing certain services under a management services agreement, which are eliminated in consolidation.

Expenses

Media programming and production expenses. Media programming and production expenses increased $14 million for the three months ended June 30, 2020 when compared to the same period in 2019. The increase is primarily related to a $24 million increase in fees pursuant to network affiliation agreements, partially offset by a $6 million decrease in advertising cost and a $2 million decrease in employee compensation cost and travel expenses. Media programming and production expenses increased $41 million for the six months ended June 30, 2020 when compared to the same period in 2019, which is primarily related to a $48 million increase in fees pursuant to network affiliation agreements, partially offset by a $6 million decrease in advertising cost.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $8 million for the three months ended June 30, 2020 when compared to the same period in 2019. The decrease is primarily due to a $3 million decrease in employee compensation cost and travel expenses, a $2 million decrease in third-party fulfillment costs from our digital business, and a $1 million decrease in national sales commissions. Media selling, general and administrative expenses increased $2 million for the six months ended June 30, 2020 when compared to the same period in 2019, primarily due to a $4 million increase in information technology cost, partially offset by a $2 million decrease in employee compensation cost and travel expenses.

Amortization of program contract costs. The amortization of program contract costs decreased $1 million and $2 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, and is primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and six months ended June 30, 2020, we recorded gains of $29 million and $52 million, respectively, related to reimbursements from the spectrum repack. For the six months ended June 30, 2020, we recorded a gain on asset dispositions and other, net of impairments of $8 million, related to the sale of KGBT-TV. For the three and six months ended June 30, 2019, we recorded gains of $14 million and $22 million, respectively, primarily related to reimbursements from the spectrum repack. See Dispositions under Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment, previously known as our sports segment, reflects the results of our 21 regional sports network brands, Marquee, and a 20% equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of 44 professional sports teams.

The following table sets forth our revenue and expenses for our local sports segment for the period presented (in millions):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue:
Distribution revenue	$610	$1,362
Advertising revenue	3	58
Other media revenue	3	8
Media revenue	$616	$1,428

Operating Expenses:
Media programming and production expenses	$51	$528
Media selling, general and administrative expenses (a)	55	$112
Depreciation and amortization expenses	109	$219
Corporate general and administrative	2	$4
Operating income (a)	$399	$565
Income from equity method investments	$2	$8

(a)
Includes $25 million and $48 million for the three and six months ended June 30, 2020, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.

Media revenue. Media revenue was $616 million and $1,428 million for the three and six months ended June 30, 2020, respectively, and is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from Distributors for the right to distribute our RSNs. As discussed under Distribution Revenue in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements, for both the three and six months ended June 30, 2020, we reduced revenue and accrued corresponding rebates to Distributors of $124 million. See Subsequent Events under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements. Advertising revenue is primarily generated from sales of commercial time within the regional sports networks' programming. For the three and six months ended June 30, 2020, our advertising revenue was negatively impacted due to professional sports leagues suspending their seasons as a result of COVID-19. We expect advertising revenue for the three months ended September 30, 2020 to increase as compared to the three months ended June 30, 2020 as professional sports leagues resume their postponed seasons during the third quarter. The extent of this increase will depend on the number of games played and other macro-economic factors associated with the pandemic. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media programming and production expenses. Media programming and production expenses were $51 million and $528 million for the three and six months ended June 30, 2020, respectively, and are primarily related to $5 million and $396 million, respectively, of amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. For the three months ended June 30, 2020, certain production costs and amortization of sports rights were not incurred due to professional sports leagues suspending their seasons as a result of COVID-19. We expect media programming and production expenses for the three months ended September 30, 2020 to increase as compared to the three months ended June 30, 2020 due to increased production costs and amortization of sports rights as professional sports leagues resume their postponed seasons during the third quarter. The extent of this increase will depend on the number of games played and other macro-economic factors. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were $55 million and $112 million for the three and six months ended June 30, 2020, respectively, and are primarily related to $25 million and $48 million of management services agreement fees, respectively, employee compensation cost, advertising expenses, and consulting fees.

Depreciation and amortization expenses. Depreciation and amortization expenses were $109 million and $219 million for the three and six months ended June 30, 2020, respectively, and are related to the depreciation of definite-lived assets and other assets.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity investments for the three and six months ended June 30, 2020 was $2 million and $8 million, respectively, and is primarily related our investment in YES, which was acquired in August 2019.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2020	2019		2020	2019
Revenue:
Distribution revenue	$51	$32	59%	$100	$65	54%
Advertising revenue	25	24	4%	61	45	36%
Other media revenues	2	5	(60)%	3	7	(57)%
Media revenues	$78	$61	28%	$164	$117	40%
Non-media revenues (a)	$26	$56	(54)%	$69	$108	(36)%

Operating Expenses:
Media expenses (c)	$59	$75	(21)%	$129	$135	(4)%
Non-media expenses (b)	$22	$42	(48)%	$56	$82	(32)%
Operating income	$15	$6	150%	$34	$(3)	n/m
Loss from equity method investments	$(9)	$(12)	(25)%	$(21)	$(26)	(19)%

n/m — not meaningful

(a)
Non-media revenue for the three and six months ended June 30, 2020 includes $3 million and $11 million, respectively, and for the three and six months ended June 30, 2019 includes $6 million and $9 million, respectively, of intercompany revenue related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.

(b)
Non-media expenses for the three and six months ended June 30, 2020 includes $1 million and $5 million, respectively, and for the three and six months ended June 30, 2019 includes $3 million and $3 million, respectively, of intercompany expenses related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.

(c)
Media expenses for both the three and six months ended June 30, 2020 include $1 million of intercompany expense primarily related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.

Revenue. Media revenue increased $17 million for the three and six months ended June 30, 2020 when compared to the same periods in 2019. The increase is primarily related to an increase in distribution related to our owned networks, partially offset by a decrease in advertising revenue related to our owned networks. Media revenue increased $47 million for the six months ended June 30, 2020 when compared to the same periods in 2019. The increase is primarily related to an increase in distribution related to our owned networks. Non-media revenue decreased $30 million and $39 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019 and is primarily related to a decrease in broadcast equipment sales.

Expenses. Media expenses decreased $16 million for the three months ended June 30, 2020 when compared to the same period in 2019 and is primarily related to our owned networks. Media expenses decreased $6 million for the six months ended June 30, 2020 when compared to the same period in 2019 and is primarily related to our owned networks and our non-broadcast digital initiatives. Non-media expenses decreased $20 million and $26 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, and is primarily related to a decrease in the costs of our broadcast equipment sales.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2020	2019		2020	2019
Corporate general and administrative expenses	$32	$52	(38)%	$81	$80	1%
Interest expense including amortization of debt discount and deferred financing costs	$165	$54	206%	$345	$108	219%
Income tax provision	$(54)	$(3)	n/m	$(42)	$(8)	n/m
Net income attributable to the redeemable noncontrolling interests	$(12)	$—	n/m	$(32)	$—	n/m
Net income attributable to the noncontrolling interests	$(9)	$(1)	800%	$(17)	$(2)	750%

n/m — not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased in total by $20 million for the three months ended June 30, 2020, when compared to the same period in 2019, primarily due to a $25 million decrease in legal, consulting, and regulatory cost, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within our Consolidated Financial Statements, partially offset by a $4 million increase in stock-based compensation cost.

Corporate general and administrative expenses increased in total by $1 million for the six months ended June 30, 2020, when compared to the same period in 2019, primarily due to a $13 million increase in employee compensation cost, partially offset by a $14 million decrease in legal, consulting, and regulatory cost, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within our Consolidated Financial Statements.

We expect corporate general and administrative expenses to increase in the third quarter of 2020 compared to the second quarter of 2020.

 Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense increased by $111 million for the three months ended June 30, 2020, when compared to the same period in 2019, primarily due to $117 million of interest expenses related to our Acquired RSNs, partially offset by net decreases in STG interest expense due to refinancings and decreases in LIBOR. Interest expense increased by $237 million for the six months ended June 30, 2020, when compared to the same period in 2019, primarily due to $240 million of interest expenses related to our Acquired RSNs, partially offset by net decreases in STG interest expense due to refinancings and decreases in LIBOR.

We expect interest expense to decrease in the third quarter of 2020 compared to the second quarter of 2020.

Income tax provision. The effective tax rate for the three months ended June 30, 2020 was a provision of 16.5% as compared to a provision of 5.8% during the same period in 2019. The increase in the effective tax rate for the three months ended June 30, 2020, as compared to the same period in 2019, is primarily due to the greater impact of the benefit in 2019 from federal tax credits related to investments in sustainability initiatives.

The effective tax rate for the six months ended June 30, 2020 was a provision of 9.1% as compared to a provision of 10.4% during the same period in 2019. The decrease in the effective tax rate for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily due to a greater increase in liabilities for unrecognized tax benefits in 2019, offset by the greater benefit impact in 2019 from federal tax credits related to investments in sustainability initiatives.

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests was $12 million and $32 million for the three and six months ended June 30, 2020, respectively, which is primarily related to dividends accrued and distributed related to our Redeemable Subsidiary Preferred Equity.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had net working capital of approximately $1,689 million, including $622 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

On March 17, 2020, we drew $648 million and $225 million under the STG Revolving Credit Facility and the DSG Revolving Credit Facility, respectively, as a precautionary measure given the COVID-19 pandemic.  During the quarter ended June 30, 2020, the Company fully repaid the amounts outstanding under the Revolving Credit Facilities.

The Bank Credit Agreements include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective credit agreements), which requires a ratio of less than 4.5x and 6.25x, measured as of the end of each quarter, for STG and DSG, respectively. This financial maintenance covenant is only applicable if borrowings under the respective revolving credit facilities, at the end of each quarter, exceed 35% of the total revolving commitments of each facility. Since there were no outstanding borrowings under the Revolving Credit Facilities as of June 30, 2020, compliance with the financial maintenance covenant was not required. As of June 30, 2020, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We do not expect that the DSG first lien leverage ratio will be below 6.25x for the duration of 2020, which will restrict our ability to fully utilize the DSG Revolving Credit Facility.  We do not currently expect to have more than the 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date, therefore we do not expect DSG will be subject to the financial maintenance covenant.  The Bank Credit Agreements contain other restrictions and covenants which the Company was in compliance with as of June 30, 2020.

In June 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes due 2027 for $31 million aggregate principal amount of the DSG 12.750% Secured Notes due 2026 and cash payments totaling $10 million, including accrued but unpaid interest.

In May 2020, we purchased $3 million aggregate principal amount of the STG 5.875% Notes in open market transactions for consideration of $2 million. In March 2020 and June 2020, we purchased $5 million aggregate principal amount of the DSG 6.625% Notes in open market transactions for consideration of $3 million and $10 million aggregate principal amount of the DSG 6.625% Notes in open market transactions for consideration of $7 million, respectively.

In January 2020, we redeemed 200,000 units of Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $200 million plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates. The dividends accrued for the second quarter were paid in cash on June 30, 2020. Dividends accrued during the three months ended March 31, 2020 of $13 million were paid-in-kind and added to the liquidation preference. On June 30, 2020, we redeemed units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $13 million plus accrued and unpaid dividends. The balance of the Redeemable Subsidiary Preferred Equity as of June 30, 2020 was $510 million, net of issuance costs.

In January 2020, a minority partner in one of our RSNs exercised its right to sell the entirety of its non-controlling interest to the Company, which the Company purchased for $376 million.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreements will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic and resulting effect on the economy, could affect our liquidity and our first lien leverage ratio which could affect our ability to access the full borrowing capacity under the Bank Credit Agreements. For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash flows from operating activities	$373	$124	$334	$223

Cash flows used in investing activities:
Acquisition of property and equipment	$(51)	$(33)	$(97)	$(62)
Proceeds from the sale of assets	—	—	18	—
Spectrum repack reimbursements	28	14	52	22
Other, net	(25)	(16)	(44)	(42)
Net cash flows used in investing activities	$(48)	$(35)	$(71)	$(82)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$1	$873	$1
Repayments of notes payable, commercial bank financing and finance leases	(908)	(98)	(928)	(109)
Dividends paid on Class A and Class B Common Stock	(17)	(18)	(35)	(36)
Repurchase of outstanding Class A Common Stock	(85)	(20)	(261)	(125)
Redemption of redeemable subsidiary preferred equity	—	—	(198)	—
Distributions to redeemable noncontrolling interests	—	—	(378)	—
Other, net	(35)	—	(47)	(3)
Net cash flows used in financing activities	$(1,045)	$(135)	$(974)	$(272)

Operating Activities

Net cash flows from operating activities increased during the three and six months ended June 30, 2020 when compared to the same periods in 2019. The increase is primarily related to cash collections from Distributors, partially offset by payments for sports rights, production and overhead costs, and interest on our term loans.

Investing Activities

Net cash flows used in investing activities increased during the three months ended June 30, 2020 when compared to the same period in 2019. The increase is primarily related to higher capital expenditures, partially offset by higher spectrum repack reimbursements. Net cash flows used in investing activities decreased during the six months ended June 30, 2020 when compared to the same period in 2019. The decrease is primarily related to the sale of our Harlingen television station (KGBT-TV) during the first quarter of 2020 and higher spectrum repack reimbursements, partially offset by higher capital expenditures.

In the third quarter of 2020, we anticipate capital expenditures to increase from the second quarter of 2020. As discussed in Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect a significant amount of these expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows used in financing activities increased during the three months ended June 30, 2020 when compared to the same period in 2019. The increase is primarily related to the repayment of the outstanding amounts under the Revolving Credit Facilities, increases in Class A Common Stock repurchases, and dividends paid on the Redeemable Subsidiary Preferred Equity. Net cash flows used in financing activities increased during the six months ended June 30, 2020 when compared to the same period in 2019. The increase is primarily related to the redemption of Redeemable Subsidiary Preferred Equity, increases in Class A Common Stock repurchases, and dividends paid on Redeemable Subsidiary Preferred Equity. See Share Repurchase Program under Note 1. Nature of Operations and Summary of Significant Accounting Policies, Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing, and Note 4: Redeemable Noncontrolling Interests within our Consolidated Financial Statements for further discussion.

In May and August 2020, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the six months ended June 30, 2020, we entered into agreements which increased estimated contractual amounts owed for program rights and content for the remainder of 2020, years 2021-2022, and 2023 by $50 million, $251 million, and $43 million, respectively, as of June 30, 2020.

As of June 30, 2020, there were no other material changes to our contractual cash obligations.

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

The impact of the outbreak of the novel coronavirus (COVID-19) continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties continue to impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively. Our estimates may change as the COVID-19 pandemic continues and new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2020.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 23, 2019, DSG acquired the Acquired RSNs. See RSN Acquisition under Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for more information. We are currently integrating policies, processes, people, technology, and operations for the acquired company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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

As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. The COVID-19 pandemic has triggered a period of global economic slowdown. The impact of COVID-19 on the remainder of 2020 and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions taken by federal, state, and local governments limit the length and severity of the global economic slowdown. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results from operations and cash flows due to, among other factors:

•	the suspension, and possible cancellation, of some or all of the MLB, NBA and NHL seasons;

•	the requirement of our RSNs to pay professional sports team minimum rights fees, regardless of the number of games played in a season;

•	the need to reimburse Distributor affiliation fees related to canceled professional sporting events;

•	loss of advertising revenue due to postponement or cancellation of professional sporting events;

•	loss of advertising revenue as advertisers may be more reluctant to purchase advertising spots due to reduced consumer spending as a result of shelter in place and stay at home orders;

•
lack of liquidity and access to capital resources and may cause one or more Distributors or advertisers to be unable to meet their obligations to us or to otherwise seek modifications of such obligations;

•
we may be unable to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, and increase our future interest expense;

•
the financial impact of COVID-19 could negatively affect our future compliance with financial and other covenants of the Bank Credit Agreements and the indentures governing the STG Notes and the DSG Notes, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness; and

•
the potential negative impact on the health of our executive officers, employees or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our headquarters located in Hunt Valley, Maryland, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts our operations and those of our sports team partners, Distributors and advertisers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.

A prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact the ability of our sports team partners, Distributors and advertisers to generate sufficient revenues, and could force them to default on their obligations to us or result in their bankruptcy or insolvency. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on us. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows.

Our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.

Our ability to generate revenues is dependent upon media rights agreements with professional sports teams. As of June 30, 2020, we had a weighted average remaining life of 10 years under our exclusive media rights agreements. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are to renew such agreements, our results of operations could be adversely affected if increases in sports programming rights costs outpace increases in affiliate fee and advertising revenues. In addition, one or more of these sports teams may seek to establish their own programming network or join one of our competitor's networks or regional sports network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Also, there is a risk that certain rights can be distributed via digital rights and the RSNs would not have the same monetization for such rights.

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

The value of these media rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute programming for such team. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect us and our results of operations. In addition, our affiliation agreements with Distributors typically include certain remedies in the event our networks fail to meet a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and our results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
04/01/20 – 04/30/20	2,351,929	$15.15	2,351,929	$512
05/01/20 – 05/31/20	1,641,467	$16.52	1,641,467	$485
06/01/20 – 06/30/20	1,194,237	$18.86	1,194,237	$462

(a)	All repurchases were made in open-market transactions.

(b)
On August 9, 2018, the Board of Directors authorized an additional $1 billion share repurchase authorization, in addition to the previous repurchase authorization of $150 million. There is no expiration date and currently, management has no plans to terminate this program. As of June 30, 2020, the remaining authorization under the program was $462 million. On August 4, 2020 the Board of Directors authorized an additional $500 million share repurchase authorization.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

4.1
Secured Notes Indenture, dated as of June 10, 2020, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Registrant's Current Report on Form 8-K filed on June 11, 2020.)

10.1	Second Amendment to the Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings LLC, dated as of June 30, 2020.

31.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

101*
The Company's Consolidated Financial Statements and related Notes for the quarter ended June 30, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 2020.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)