Form 10-Q
period 2020-09-30
SINCLAIR BROADCAST GROUP INC
filed 2020-11-09
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	November 5, 2020
Class A Common Stock	49,252,898
Class B Common Stock	24,727,682

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$632	$1,333
Accounts receivable, net of allowance for doubtful accounts of $4 and $8, respectively	1,108	1,132
Income taxes receivable	248	103
Prepaid sports rights	335	113
Prepaid expenses and other current assets	218	232
Total current assets	2,541	2,913
Property and equipment, net	814	765
Operating lease assets	206	223
Deferred tax assets	259	—
Restricted cash	1	—
Goodwill	2,092	4,716
Indefinite-lived intangible assets	163	158
Customer relationships, net	4,384	5,979
Other definite-lived intangible assets, net	1,363	1,998
Other assets	660	618
Total assets (a)	$12,483	$17,370

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$466	$782
Current portion of notes payable, finance leases, and commercial bank financing	72	71
Current portion of operating lease liabilities	38	38
Current portion of program contracts payable	111	88
Other current liabilities	287	155
Total current liabilities	974	1,134
Notes payable, finance leases, and commercial bank financing, less current portion	12,391	12,367
Operating lease liabilities, less current portion	203	217
Program contracts payable, less current portion	34	39
Deferred tax liabilities	—	407
Other long-term liabilities	364	434
Total liabilities (a)	13,966	14,598
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	194	1,078
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 49,170,850 and 66,830,110 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 24,727,682 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	711	1,011
Retained (deficit) earnings	(2,438)	492
Accumulated other comprehensive loss	(11)	(2)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(1,737)	1,502
Noncontrolling interests	60	192
Total (deficit) equity	(1,677)	1,694
Total liabilities, redeemable noncontrolling interests, and equity	$12,483	$17,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)
Our consolidated total assets as of September 30, 2020 and December 31, 2019 include total assets of variable interest entities (VIEs) of $237 million and $228 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of September 30, 2020 and December 31, 2019 include total liabilities of VIEs of $53 million and $27 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Media revenues	$1,519	$1,070	$4,353	$2,465
Non-media revenues	20	55	78	153
Total revenues	1,539	1,125	4,431	2,618

OPERATING EXPENSES:
Media programming and production expenses	1,077	560	2,288	1,215
Media selling, general and administrative expenses	212	185	608	510
Amortization of program contract costs	19	22	63	68
Non-media expenses	18	42	69	120
Depreciation of property and equipment	25	24	75	69
Corporate general and administrative expenses	30	237	111	317
Amortization of definite-lived intangible and other assets	149	96	449	183
Impairment of goodwill and definite-lived intangible assets	4,264	—	4,264	—
Gain on asset dispositions and other, net of impairment	(39)	(35)	(99)	(57)
Total operating expenses	5,755	1,131	7,828	2,425
Operating (loss) income	(4,216)	(6)	(3,397)	193

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(157)	(129)	(502)	(237)
Gain on extinguishment of debt	—	—	5	—
Loss from equity method investments	(10)	(12)	(23)	(38)
Other income, net	169	3	169	12
Total other income (expense), net	2	(138)	(351)	(263)
Loss before income taxes	(4,214)	(144)	(3,748)	(70)
INCOME TAX BENEFIT	847	95	805	88
NET (LOSS) INCOME	(3,367)	(49)	(2,943)	18
Net income attributable to the redeemable noncontrolling interests	(19)	(11)	(51)	(11)
Net loss (income) attributable to the noncontrolling interests	130	—	113	(3)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(3,256)	$(60)	$(2,881)	$4

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$(43.53)	$(0.65)	$(35.17)	$0.05
Diluted earnings per share	$(43.53)	$(0.65)	$(35.17)	$0.05
Basic weighted average common shares outstanding (in thousands)	74,810	92,086	81,922	92,050
Diluted weighted average common and common equivalent shares outstanding (in thousands)	74,810	92,086	81,922	93,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(3,367)	$(49)	$(2,943)	$18
Share of other comprehensive loss of equity method investments	—	—	(9)	—
Comprehensive (loss) income	(3,367)	(49)	(2,952)	18
Comprehensive income attributable to the redeemable noncontrolling interests	(19)	(11)	(51)	(11)
Comprehensive loss (income) attributable to the noncontrolling interests	130	—	113	(3)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(3,256)	$(60)	$(2,890)	$4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30, 2019
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2018	$—	68,897,723	$1	25,670,684	$—	$1,121	$518	$(1)	$(39)	$1,600
Issuance of redeemable subsidiary preferred equity, net of issuance costs	985	—	—	—	—	—	—	—	—	—
Dividends declared and paid on Class A and Class B Common Stock ($0.60 per share)	—	—	—	—	—	—	(55)	—	—	(55)
Class B Common Stock converted into Class A Common Stock	—	643,002	—	(643,002)	—	—	—	—	—	—
Repurchases of Class A Common Stock	—	(3,993,194)	—	—	—	(125)	—	—	—	(125)
Class A Common Stock issued pursuant to employee benefit plans	—	1,515,606	—	—	—	32	—	—	—	32
Noncontrolling interest acquired in a business combination	380	—	—	—	—	—	—	—	231	231
Distributions to noncontrolling interests, net	(14)	—	—	—	—	—	—	—	(15)	(15)
Net income	11	—	—	—	—	—	4	—	3	7
BALANCE, September 30, 2019	$1,362	67,063,137	$1	25,027,682	$—	$1,028	$467	$(1)	$180	$1,675

	Three Months Ended September 30, 2019
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, June 30, 2019	$—	67,032,088	$1	25,027,682	$—	$1,024	$545	$(1)	$(40)	$1,529
Issuance of redeemable subsidiary preferred equity, net of issuance costs	985	—	—	—	—	—	—	—	—	—
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Class A Common Stock issued pursuant to employee benefit plans	—	31,049	—	—	—	4	—	—	—	4
Noncontrolling interest acquired in a business combination	380	—	—	—	—	—	—	—	231	231
Distributions to noncontrolling interests, net	(14)	—	—	—	—	—	—	—	(11)	(11)
Net (loss) income	11	—	—	—	—	—	(60)	—	—	(60)
BALANCE, September 30, 2019	$1,362	67,063,137	$1	25,027,682	$—	$1,028	$467	$(1)	$180	$1,675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694
Dividends declared and paid on Class A and Class B Common Stock ($0.60 per share)	—	—	—	—	—	—	(49)	—	—	(49)
Repurchases of Class A Common Stock	—	(19,418,934)	—	—	—	(343)	—	—	—	(343)
Class A Common Stock issued pursuant to employee benefit plans	—	1,759,674	—	—	—	43	—	—	—	43
Noncontrolling interests issued	22	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	(32)	—	—	—	—	—	—	—	(19)	(19)
Distributions to redeemable noncontrolling interests	(378)	—	—	—	—	—	—	—	—	—
Redemption of redeemable noncontrolling interests	(547)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(9)	—	(9)
Net income (loss)	51	—	—	—	—	—	(2,881)	—	(113)	(2,994)
BALANCE, September 30, 2020	194	49,170,850	$1	24,727,682	$—	$711	$(2,438)	$(11)	$60	$(1,677)

	Three Months Ended September 30, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, June 30, 2020	$510	53,342,336	$1	24,727,682	$—	$787	$832	$(11)	$202	$1,811
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(14)	—	—	(14)
Repurchases of Class A Common Stock	—	(4,274,004)	—	—	—	(82)	—	—	—	(82)
Class A Common Stock issued pursuant to employee benefit plans	—	102,518	—	—	—	6	—	—	—	6
Noncontrolling interests issued	22	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	(7)	—	—	—	—	—	—	—	(12)	(12)
Redemption of redeemable noncontrolling interests	(350)	—	—	—	—	—	—	—	—	—
Net income (loss)	19	—	—	—	—	—	(3,256)	—	(130)	(3,386)
BALANCE, September 30, 2020	194	49,170,850	$1	24,727,682	$—	$711	$(2,438)	$(11)	$60	$(1,677)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,943)	$18
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Impairment of goodwill and definite-lived intangible assets	4,264	—
Depreciation of property and equipment	75	69
Amortization of definite-lived intangible and other assets	449	183
Amortization of program contract costs	63	68
Amortization of sports programming rights	1,028	193
Stock-based compensation	39	26
Deferred tax benefit	(660)	(51)
Gain on asset dispositions and other, net of impairment	(101)	(50)
Loss from equity method investments	23	38
Distributions from investments	26	4
Sports programming rights payments	(1,124)	(118)
Gain on extinguishment of debt	(5)	—
Measurement adjustment gain on variable payment obligations	(168)	—
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	24	63
Decrease (increase) in prepaid expenses and other current assets	4	(56)
(Decrease) increase in accounts payable and accrued and other current liabilities	(106)	210
Net change in net income taxes payable/receivable	(145)	(73)
Decrease in program contracts payable	(70)	(72)
Increase in other long-term liabilities	120	3
Other, net	46	39
Net cash flows from operating activities	839	494
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(130)	(96)
Acquisition of business, net of cash acquired	(7)	(9,006)
Spectrum repack reimbursements	72	50
Proceeds from the sale of assets	36	—
Purchases of investments	(85)	(431)
Other, net	16	6
Net cash flows used in investing activities	(98)	(9,477)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	947	9,453
Repayments of notes payable, commercial bank financing, and finance leases	(945)	(715)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	985
Repurchase of outstanding Class A Common Stock	(343)	(125)
Dividends paid on Class A and Class B Common Stock	(49)	(55)
Dividends paid on redeemable subsidiary preferred equity	(32)	(10)
Redemption of redeemable subsidiary preferred equity	(547)	—
Debt issuance costs	(7)	(182)
Distributions to noncontrolling interests, net	(19)	(30)
Distributions to redeemable noncontrolling interests	(378)	—
Other, net	(68)	1
Net cash flows (used in) from financing activities	(1,441)	9,322
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(700)	339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,333	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$633	$1,399
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

As of September 30, 2020, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 190 broadcast television stations in 88 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)). These stations broadcast 627 channels as of September 30, 2020. For the purpose of this report, these 190 stations and 627 channels are referred to as "our" stations and channels. The local sports segment consists primarily of 21 regional sports network brands (the Acquired RSNs), the Marquee Sports Network (Marquee) joint venture, and a 20% equity interest in the Yankee Entertainment and Sports Network, LLC (YES Network). We refer to the Acquired RSNs and Marquee as "the RSNs." The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries, including the operating results of the RSNs acquired on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, and VIEs for which we are the primary beneficiary. Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

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

Equity Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value less impairment. Investments accounted for utilizing the measurement alternative were $26 million, net of $7 million of cumulative impairments, as of September 30, 2020 and $28 million, net of $7 million of cumulative impairments, as of December 31, 2019. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019. We recorded a $2 million impairment related to one investment for the nine months ended September 30, 2019, which is included in other income, net in our consolidated statements of operations.

YES Network Investment. On August 29, 2019, an indirect subsidiary of Diamond Sports Group, LLC (DSG), an indirect wholly-owned subsidiary of the Company, acquired a 20% equity interest in YES Network for cash consideration of $346 million as part of a consortium led by Yankee Global Enterprises. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is included within loss from equity method investments in our consolidated statements of operations. During the three and nine months ended September 30, 2020, we recorded a loss of $3 million and income of $3 million, respectively, related to our investment. During both the three and nine months ended September 30, 2019, we recorded income of $1 million related to our investment. There were no impairment charges resulting from our interim impairment assessment of our investment in the YES Network for the quarter ended September 30, 2020.

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

The impact of the outbreak of the novel coronavirus (COVID-19) continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could further materially impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, program contract costs, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

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

In October 2018, the FASB issued guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety, as currently required in generally accepted accounting principles (GAAP). We adopted this guidance during the first quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements.

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

In December 2019, the FASB issued guidance which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We early adopted this guidance during the third quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements.

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

On March 12, 2020, the National Basketball Association (NBA), the National Hockey League (NHL) and Major League Baseball (MLB) suspended or delayed the start of their seasons as a result of the COVID-19 pandemic. On that date, the Company suspended the recognition of amortization expense associated with prepaid program rights agreements with teams within these leagues. Amortization expense resumed for the NBA, NHL, and MLB over the modified seasons when the games commenced during the third quarter of 2020.

Certain rights agreements with professional teams contain provisions which require the rebate of rights fees paid by the Company if a contractually minimum number of live games are not delivered. Rights fees paid in advance of expense recognition, inclusive of any contractual rebates due to the Company, are included within prepaid sports rights in our consolidated balance sheets.

Non-cash Investing and Financing Activities

Non-cash transactions related to finance lease obligations were $6 million during the nine months ended September 30, 2020. Leased assets obtained in exchange for new operating lease liabilities were $10 million during both the nine months ended September 30, 2020 and 2019. Non-cash transactions related to sports rights were $22 million during the nine months ended September 30, 2020.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$356	$597	$50	$—	$1,003
Advertising revenue	344	124	31	1	500
Other media, non-media, and intercompany revenues	34	6	24	(28)	36
Total revenues	$734	$727	$105	$(27)	$1,539

For the three months ended September 30, 2019	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$340	$306	$33	$—	$679
Advertising revenue	302	43	32	(1)	376
Other media, non-media, and intercompany revenue	19	3	64	(16)	70
Total revenues	$661	$352	$129	$(17)	$1,125

For the nine months ended September 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,059	$1,959	$150	$—	$3,168
Advertising revenue	861	182	92	—	1,135
Other media, non-media, and intercompany revenues	106	14	96	(88)	128
Total revenues	$2,026	$2,155	$338	$(88)	$4,431

For the nine months ended September 30, 2019	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$995	$306	$97	$—	$1,398
Advertising revenue	904	43	78	(1)	1,024
Other media, non-media, and intercompany revenues	40	3	179	(26)	196
Total revenues	$1,939	$352	$354	$(27)	$2,618

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

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. The Company has not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 seasons have resulted, in some cases, in our inability to meet these minimum requirements and the need to reduce revenue based upon estimated rebates due to our distribution customers. These estimated rebates will be recognized over the measurement period of the rebate which is the year ended December 31, 2020. For the three and nine months ended September 30, 2020, we reduced revenue by, and accrued corresponding rebates to Distributors of $128 million and $252 million, respectively. See Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. Deferred revenue was $75 million and $54 million as of September 30, 2020 and December 31, 2019, respectively. Deferred revenue recognized during the nine months ended September 30, 2020 and 2019, included in the deferred revenue balance as of December 31, 2019 and 2018, was $45 million and $65 million, respectively.

For the three months ended September 30, 2020, three customers accounted for 17%, 15%, and 12%, respectively, of our total revenues. For the nine months ended September 30, 2020, three customers accounted for 19%, 17%, and 12%, respectively, of our total revenues. For the three months ended September 30, 2019, three customers accounted for 17%, 14%, and 11%, respectively, of our total revenues. For the nine months ended September 30, 2019, two customers accounted for 14% and 12%, respectively, of our total revenues. As of September 30, 2020, three customers accounted for 18%, 16%, and 13%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Impairment of Goodwill and Definite-Lived Intangible Assets

Our RSNs included in the local sports segment have been negatively impacted by the recent loss of two Distributors. In addition, our existing Distributors are experiencing elevated levels of subscriber erosion which we believe is influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the current economic environment, the COVID 19 pandemic and related uncertainties. Most of these factors are also expected to have a negative impact on future projected revenue and margins of our RSNs. As a result of these factors, we performed an impairment test of the RSN reporting units' goodwill and long-lived asset groups during the quarter ending September 30, 2020.

The long-lived asset impairment test requires a comparison of undiscounted cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We have concluded that each of our RSNs individually qualify as an asset group and therefore the test was performed at each RSN level accordingly. We estimated the projected undiscounted cash flows over the remaining useful life of each asset group. The more significant inputs used in determining our estimate of the projected cash flows included future revenue growth and projected margins. We identified 10 RSNs which had carrying values in excess of the future undiscounted cash flows; and therefore, for these RSNs an impairment loss was measured as the amount by which the carrying value of each asset group exceeded the fair value of each asset group. The calculated impairment was then allocated to the long-lived assets within the asset group, which primarily consists of definite lived intangible assets, based upon relative fair value.

The fair value of the asset groups, reporting units and definite lived intangible assets were determined based upon a discounted cash flow analysis which uses the present value of projected cash flows. The projected cash flows were based upon our estimates of future revenues and margins, among other inputs. The discount rates used in the valuation were based on a weighted-average cost of capital determined from relevant market comparisons and taking into consideration the risk specifically associated with our asset groups and underlying assets. Terminal values were determined based upon the final year of projected cash flows which reflected our estimate of stable perpetual growth. The more sensitive inputs used in the discounted cash flow analysis include projected revenue and margins, as well as the discount rates used to calculate the present value of future cash flows. Projected revenue was based on the consideration of historical experience of the business, market data surrounding subscriber projections and advertising growth, our ability to retain existing customers and our ability to obtain new customers. Our revenue projections could be negatively impacted by the further loss of key Distributors, inability to obtain new or retain existing Distributors on terms similar to those expiring, greater than expected consumer migration away from traditional linear Distributors, or our inability to successfully develop alternative revenue streams, among other factors. Our future margins may also be affected by our inability to renew sports rights agreements on terms favorable to us.

During the three months ended September 30, 2020, we recorded a non-cash impairment charge on customer relationships of $1,218 million and other definite-lived intangible assets of $431 million, included within impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. As of September 30, 2020, the remaining balance of the customer relationship intangible asset was $3,756 million and the aggregate remaining balance of the other definite-lived intangible assets was $673 million. After the recognition of these impairments, there were no asset groups which have a heightened risk of further impairment because the projected undiscounted cash flows of the individual asset groups were substantially greater than their carrying values. However, significant deterioration in the factors described above could result in future material impairments.

The remaining customer relationships and other definite-lived intangible assets will both be amortized over a remaining weighted average useful life of 11 years on a straight-line basis.

We tested the RSN reporting units' goodwill for impairment on an interim basis by comparing the fair value of each of the RSN reporting units to their revised carrying value after adjustments were made related to the impairments of the asset groups, as described above. To the extent that the carrying value of the respective reporting units exceeded the fair value, a goodwill impairment charge was recorded. The fair value of the reporting units was determined based upon a discounted cash flow analysis, as described above.

For the quarter ended September 30, 2020, the carrying value exceeded the fair value of all reporting units. We recorded a non-cash goodwill impairment charge of $2,615 million, included within impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. As of September 30, 2020, there was no remaining goodwill within our local sports segment.

Based upon these events, we performed a qualitative impairment assessment related to our broadcast reporting unit, concluding it was not more likely than not that an impairment existed.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes.  The tax provision for the three and nine months ended September 30, 2020 and 2019 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.  In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income.  In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis.  A valuation allowance has been provided for deferred tax assets related to limitations on interest expense deductibility, and certain state net operating loss (NOL) carryforwards and other state attributes. During three and nine months ended September 30, 2020, we increased our valuation allowance by $215 million and $219 million, respectively. The increase in valuation allowance was primarily due to the change in judgment in the realizability of certain deferred tax assets relating to the reduction in forecasts of future taxable income. See further discussion under Impairment of Goodwill and Definite-Lived Intangible Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements.

Our effective income tax rate for the three and nine months ended September 30, 2020 approximated the statutory rate. During the three and nine months ended September 30,2020, we recorded a $68 million and an $83 million, respectively, discrete benefit as a result of the CARES Act allowing for the estimated 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

Our effective income tax rate for the three months ended September 30, 2019 was greater than the statutory rate primarily due to a $34 million benefit related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction and a $16 million benefit related to a release of valuation allowance on certain state net operating losses. Our effective income tax rate for the nine months ended September 30, 2019 was greater than the statutory rate primarily due to a $34 million benefit related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, $18 million federal tax credits related to investments in sustainability initiatives, and a $16 million benefit related to a release of valuation allowance on certain state net operating losses.

We believe it is reasonably possible that our liability for unrecognized tax benefits related to continuing operations could be reduced by up to $6 million in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities. In August 2020, we received an approval from the Joint Committee on Taxation of a settlement agreement with the Internal Revenue Service with respect to the audit of our 2013-2015 federal income tax returns. There was no material impact on our financial statements as a result of this settlement.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. During the three and nine months ended September 30, 2020, we repurchased approximately 4 million shares for $82 million and 19 million shares for $343 million, respectively. As of September 30, 2020, the total remaining purchase authorization was $880 million.

Subsequent Events

In November 2020, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on December 15, 2020 to holders of record at the close of business on December 1, 2020.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has already impacted, and will impact, its advertisers, Distributors, and agreements with professional sports leagues. While the NBA, NHL, and MLB were able to complete modified season schedules during 2020, there can be no assurance that the MLB, NBA, or NHL will complete full or abbreviated seasons in the future. As of November 9, 2020, both the NBA and NHL have announced that their 2020-2021 seasons are currently on hold with delayed starts likely to be announced later this year. Any reduction in the number of games played by the leagues may have an adverse impact on our operations and cash flows. The Company is currently unable to predict the full extent that the COVID-19 pandemic will have on its financial condition, results of operations, and cash flows in future periods due to numerous uncertainties.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Acquisitions

RSN Acquisition. In May 2019, DSG entered into a definitive agreement to acquire controlling interests in 21 Regional Sports Network brands and Fox College Sports (collectively, the Acquired RSNs), from The Walt Disney Company (Disney) for $9.6 billion plus certain adjustments. On August 23, 2019 we completed the acquisition for an aggregate preliminary purchase price, including cash acquired, and subject to an adjustment based upon finalization of working capital, net debt, and other adjustments, of $9,817 million, accounted for as a business combination under the acquisition method of accounting. The acquisition provides an expansion to our premium sports programming including the exclusive regional distribution rights to 42 professional teams consisting of 14 MLB teams, 16 NBA teams, and 12 NHL teams. The Acquired RSNs are reported within our local sports segment. See Note 7. Segment Data.

The transaction was funded through a combination of debt financing raised by DSG and Sinclair Television Group, Inc. (STG), and redeemable subsidiary preferred equity.

The following table summarizes the fair value of acquired assets, assumed liabilities, and noncontrolling interests of the Acquired RSNs (in millions):

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

The final purchase price allocation presented above is based upon management's estimates of the fair value of the acquired assets, assumed liabilities, and noncontrolling interest using valuation techniques including income and cost approaches. The fair value estimates are based on, but not limited to, projected revenue, projected margins, and discount rates used to present value future cash flows. The adjustments made to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed and did not result in material changes to the amortization expense recorded in previous quarters.

The definite-lived intangible assets of $6,725 million are primarily comprised of customer relationships, which represent existing advertiser relationships and contractual relationships with Distributors of $5,439 million, the fair value of contracts with sports teams of $1,271 million, and tradenames/trademarks of $15 million. The intangible assets will be amortized over a weighted average useful life of 2 years for tradenames/trademarks, 13 years for customer relationships, and 12 years for contracts with sports teams on a straight-line basis. The fair value of the sports team contracts will be amortized over the respective contract term. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies. We estimate that $2.4 billion of goodwill, which represents our interest in the Acquired RSNs, will be deductible for tax purposes. Refer to Impairment of Goodwill and Definite-Lived Intangible Assets within Note 1. Nature of Operations and Summary of Significant Accounting Policies for discussion of the impairment of the acquired goodwill and definite-lived intangible assets during the third quarter of 2020.

In connection with the acquisition, we recognized $0.4 million and $4 million for the three and nine months ended September 30, 2020, respectively, and $85 million and $94 million for the three and nine months ended September 30, 2019, respectively, of transaction costs that we expensed as incurred and classified as corporate general and administrative expenses in our consolidated statements of operations. Revenue and operating loss, excluding the effects of intercompany expenses, of the Acquired RSNs included in our consolidated statements of operations were $673 million and $4,435 million, respectively, for the three months ended September 30, 2020. Revenue and operating loss, excluding the effects of intercompany expenses, of the Acquired RSNs included in our consolidated statements of operations were $2,076 million and $3,830 million, respectively, for the nine months ended September 30, 2020. Revenue and operating income, excluding the effects of intercompany expenses and the transaction costs above, of the Acquired RSNs included in our consolidated statements of operations were $352 million and $46 million, respectively, for both the three and nine months ended September 30, 2019.

Pro Forma Information. The table below sets forth unaudited pro forma results of operations, assuming that the RSN Acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of the period presented (in millions, except per share data):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue	$1,632	$5,067
Net income	$9	$434
Net (loss) income attributable to Sinclair Broadcast Group	$(41)	$274
Basic earnings per share attributable to Sinclair Broadcast Group	$(0.44)	$2.98
Diluted earnings per share attributable to Sinclair Broadcast Group	$(0.44)	$2.94

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

Other Acquisitions.  During the nine months ended September 30, 2020, we completed the acquisition of the license asset and certain non-license assets of a radio station for $7 million, reported within our broadcast segment. The acquisition was completed using cash on hand. In June 2020, we entered into an agreement to acquire the license assets and certain non-license assets of two television stations for $9 million. The transaction closed during the fourth quarter of 2020, was completed using cash on hand, and will be reported within our broadcast segment.

Dispositions

Broadcast Sales. In January 2020, we agreed to sell the license and non-license assets of WDKY-TV in Lexington, KY and certain non-license assets associated with KGBT-TV in Harlingen, TX for an aggregate purchase price of $36 million. The KGBT-TV transaction closed during the first quarter of 2020 and we recorded a gain of $8 million which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. The WDKY-TV transaction closed during the third quarter of 2020 and we recorded a gain of $21 million which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

Broadcast Incentive Auction. Congress authorized the Federal Communications Commission (FCC) to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $20 million and $72 million for the three and nine months ended September 30, 2020, respectively, and $28 million and $50 million for the three and nine months ended September 30, 2019, respectively, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. Capital expenditures related to the spectrum repack were $13 million and $54 million for the three and nine months ended September 30, 2020, respectively, and $16 million and $41 million for the three and nine months ended September 30, 2019, respectively.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreements

Each of STG’s and DSG’s bank credit agreements (the Bank Credit Agreements) provide a $650 million five-year revolving credit facility, whereby STG’s revolving credit facility (the STG Revolving Credit Facility) is priced at LIBOR plus 2.00% and DSG’s revolving credit facility (the DSG Revolving Credit Facility and, together with the STG Revolving Credit Facility, the Revolving Credit Facilities) is priced at LIBOR plus 3.00%, subject to decrease if the specified first lien leverage ratio (as defined in the respective Bank Credit Agreements) is less than or equal to certain levels.  On March 17, 2020, we drew $648 million and $225 million under the STG Revolving Credit Facility and the DSG Revolving Credit Facility, respectively, as a precautionary measure given the COVID-19 pandemic.  During the quarter ended June 30, 2020, the Company fully repaid the amounts outstanding under each of the Revolving Credit Facilities.

The Bank Credit Agreements each include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the Revolving Credit Facilities as of September 30, 2020, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of September 30, 2020, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to utilize the full DSG Revolving Credit Facility.  We do not currently expect to have more than 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant.  The Bank Credit Agreements contain other restrictions and covenants which the respective entities were in compliance with as of September 30, 2020.

STG Notes

On May 21, 2020, we purchased $2.5 million aggregate principal amount of STG's 5.875% Notes due 2026 (the STG 5.875% Notes) in open market transactions for consideration of $2.3 million. The STG 5.875% Notes acquired in May 2020 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG 5.875% Notes of $0.2 million for the nine months ended September 30, 2020. As of September 30, 2020, the balance of the STG 5.875% Notes, net of deferred financing costs, was $344 million.

DSG Notes

In March 2020 and June 2020, we purchased a total of $15 million aggregate principal amount of DSG's 6.625% Notes due 2027 (the DSG 6.625% Notes) in open market transactions for consideration of $10 million. The DSG 6.625% Notes acquired in March 2020 and June 2020 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the DSG 6.625% Notes of $5 million for the nine months ended September 30, 2020.

On June 10, 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes for cash payments of $10 million, including accrued but unpaid interest, and $31 million aggregate principal amount of newly issued senior secured notes, which bear interest at a rate of 12.750% per annum and mature on December 1, 2026 (the DSG 12.750% Secured Notes and, together with the DSG 6.625% Notes and DSG's 5.375% Senior Secured Notes due 2026, the DSG Notes). As of September 30, 2020, the balance of the DSG 6.625% Notes, net of deferred financing costs, was $1,709 million and the balance of the DSG 12.750% Secured Notes was $55 million, inclusive of a $24 million premium.

Prior to August 15, 2022, we may redeem the DSG 12.750% Secured Notes, in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount of the applicable DSG 12.750% Secured Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a ‘‘make-whole’’ premium (assuming for purposes of the calculation of such “make-whole” premium that interest were to accrue on the DSG 12.750% Secured Notes at a rate for such “make-whole” period equal to 5.375% per annum). Beginning on August 15, 2022, we may redeem the DSG 12.750% Secured Notes, in whole or in part, at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to August 15, 2022, we may redeem up to 40% of the DSG 12.750% Secured Notes using the proceeds of certain equity offerings. If the notes are redeemed during the twelve-month period beginning August 15, 2022, 2023, and 2024 and thereafter, then the redemption prices for the DSG 12.750% Secured Notes are 102.688%, 101.344%, and 100%, respectively.

DSG’s obligations under the DSG 12.750% Secured Notes are jointly and severally guaranteed by Diamond Sports Intermediate Holdings LLC (DSIH), DSG’s direct parent, and certain wholly-owned subsidiaries of DSIH. The DSG 12.750% Secured Notes are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

Accounts receivable securitization facility

On September 23, 2020 (the Closing Date), the Company's and DSG's indirect wholly-owned subsidiary, Diamond Sports Finance SPV, LLC (DSPV), entered into a $250 million accounts receivable securitization facility (the A/R Facility) which matures on September 23, 2023, in order to enable DSG to raise incremental funding for the ongoing business needs of DSG and its subsidiaries.

The A/R Facility was entered into pursuant to a Loan and Security Agreement (the Loan Agreement), dated September 23, 2020, among DSPV, as borrower, the persons from time to time party thereto, as lenders (the Lenders), and Fox Sports Net, LLC (FSN), a wholly-owned direct subsidiary of DSG, as initial servicer, Credit Suisse AG, New York Branch, as administrative agent and Wilmington Trust, National Association, as collateral agent, paying agent and account bank. The Lenders will provide certain loans, which loans will be secured by certain accounts receivable (Pool Receivables) purchased by DSPV pursuant to a Purchase and Sale Agreement (the Purchase Agreement, and together with the Loan Agreement, the A/R Agreements), dated September 23, 2020, among FSN, certain indirect wholly owned subsidiaries of DSG identified therein as originators (the Originators) and DSPV as purchaser, pursuant to which the Originators will sell certain accounts receivable to DSPV and FSN will continue to service such accounts receivable.

The maximum funding availability under the A/R Facility is $250 million, subject to borrowing base and certain other restrictions. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by the Originators to DSPV and certain reserves. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. In addition, subsequent to November 1, 2020, the total commitment under the A/R Facility will be the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million.

Borrowings under the A/R Facility generally bear interest at a rate per annum equal to LIBOR, which is subject to an interest rate floor of 0% per annum, plus 4.97% or, if the aggregate outstanding principal amount of loans is less than $125 million on or after November 1, 2020, 5.47%. We are required to pay a commitment fee on unutilized commitments under the A/R Facility.

We may voluntarily prepay outstanding loans or terminate commitments under the A/R Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBOR rate loans, except (1) any voluntary prepayment (x) from the proceeds of a voluntary repurchase in accordance with the Purchase Agreement by any Originator of any Pool Receivables on or prior to the date that is 18 months after the Closing Date or (y) from the proceeds of a new accounts receivable financing entered into by DSPV or an affiliate thereof and requiring the purchase of Pool Receivables from DSPV after the date that is 18 months after the Closing Date but on or prior to the date that is 36 months after the Closing Date or (2) certain terminations of commitments on or prior to the date that is 18 months after the Closing Date, shall in each case be subject to a prepayment premium of 1.00% of the principal amount of the loans prepaid or commitments terminated, as the case may be.

DSPV, FSN, and the Originators provide customary representations and covenants under the A/R Agreements. Receivables in the A/R Facility are subject to certain eligibility criteria, concentration limits and reserves. The Loan Agreement provides for certain events of default upon the occurrence of which the administrative agent may declare the facility’s termination date to have occurred and declare the outstanding loan and all other obligations of DSPV to be due and payable. The Purchase Agreement provides for certain early amortization events upon the occurrence of which DSPV may terminate the sale and contribution of accounts receivable and related assets thereunder, including an early amortization event which would occur upon Consolidated EBITDA (as defined in the DSG Bank Credit Agreement as in effect at such time) of DSIH and its restricted subsidiaries under the DSG Bank Credit Agreement, less Consolidated Interest Expense (as defined in the DSG Bank Credit Agreement as in effect at such time) of DSIH and its restricted subsidiaries under the DSG Bank Credit Agreement, being less than zero as of the last day of any fiscal quarter (measured on a trailing four fiscal quarter basis).

As of September 30, 2020, the balance of the loans under the A/R Facility was $74 million and the balance of the receivables held by DSPV as part of the A/R Facility was $124 million, included in accounts receivable, net in our consolidated balance sheets. On October 22, 2020, the A/R Facility provided additional funding of $122 million, bringing the outstanding balance of the loans under the A/R Facility to $196 million.

The performance by the Originators of their respective obligations under the A/R Facility is guaranteed by FSN pursuant to a performance guaranty by FSN in favor of Credit Suisse AG, New York Branch, as administrative agent under the Loan Agreement.

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of both September 30, 2020 and December 31, 2019. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $7 million and $9 million as of September 30, 2020 and December 31, 2019, respectively.

Debt of variable interest entities and guarantees of third-party debt

STG jointly, severally, unconditionally, and irrevocably guaranteed $51 million and $57 million of debt of certain third parties as of September 30, 2020 and December 31, 2019, respectively, of which $17 million and $20 million, net of deferred financing costs, related to consolidated VIEs that are included in our consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 9. Related Person Transactions. We have determined that, as of September 30, 2020, it is not probable that we would have to perform under any of these guarantees.

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

In August 2020, we redeemed 350,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $350 million, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus $4 million in accrued and unpaid dividends, with respect to the units redeemed up to, but not including, the redemption date, for a total redemption amount of $354 million.

Dividends accrued during the three and nine months ended September 30, 2020 were $7 million and $32 million, respectively, and during both the three and nine months ended September 30, 2019 were $10 million and are reflected in net income attributable to the redeemable noncontrolling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 7.5%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. The dividends accrued for the third quarter were paid in cash in September 2020. Dividends accrued during the three months ended March 31, 2020 of $13 million were paid-in-kind and added to the liquidation preference. In June 2020, we redeemed units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $13 million.

The balance of the Redeemable Subsidiary Preferred Equity as of September 30, 2020 was $170 million, net of issuance costs.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries had the right to sell their interest to the Company at a fair market sale value of $376 million, plus any undistributed income, which was exercised and settled in January 2020.

A noncontrolling equity holder of one of our subsidiaries has the right to sell their interest to the Company at any time during the 30-day period following September 30, 2025. The initial value of this redeemable noncontrolling interest was recorded at $22 million.

5.              COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to our local sports segment's sports programming rights agreements as of September 30, 2020. These commitments assume that sports teams fully deliver the contractually committed games, and do not reflect the impact of rebates expected to be paid by the teams.

(in millions)
2020 (remainder)	$515
2021	1,820
2022	1,575
2023	1,525
2024	1,457
2025 and thereafter	8,281
Total	$15,173

Other Liabilities

In connection with the RSN Acquisition, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of September 30, 2020, $57 million was recorded within other current liabilities and $100 million was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $2 million and $6 million was recorded for the three and nine months ended September 30, 2020, respectively and $0.5 million was recorded for both the three and nine months ended September 30, 2019.

In connection with the RSN Acquisition, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of September 30, 2020, $20 million was recorded within other current liabilities and $44 million was recorded within other long-term liabilities in our consolidated balance sheets. These obligations are measured as the amount of cash that would be paid under the terms of the contracts if they were to settle at each reporting date. Total measurement adjustment gains of $168 million for both the three and nine months ended September 30, 2020 were recorded within other income, net in our consolidated statements of operations. The measurement adjustment gains were a result of a decrease in the projected excess cash flows of the related RSNs, as further discussed in Impairment of Goodwill and Definite-Lived Intangible Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies . For further information, see Note 10. Fair Value Measurements.

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

On May 22, 2020, the FCC released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the FCC’s investigation of the allegations raised in the HDO, the matters covered by the NAL, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending. For the nine months ended September 30, 2020, we recorded an expense of $2.5 million for the above legal matters, which is reflected within selling, general, and administrative expenses in our consolidated statements of operations.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020, and the petition remains pending.

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and Notice of Apparent Liability for Forfeiture (NAL) against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. The Company is not a party to that proceeding and cannot predict whether or how the proceeding will affect the Company’s financial statements. However, we accrued an expense for the above legal matters during the three months ended September 30, 2020, as we consolidate these stations as VIEs.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. Defendants in this action filed a motion to dismiss the consolidated action, but that motion was denied. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint in the United States District Court for the District of Maryland (the "District of Maryland") against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Litigation, case No. 1:18-CV-02445-CCB (the "Securities Action"). On March 1, 2019, lead counsel in the Securities Action filed an amended complaint, adding David Smith and Steven Marks as defendants, and alleging that defendants violated the federal securities laws by issuing false or misleading disclosures concerning (a) the Merger prior to the termination thereof; and (b) the DOJ investigation concerning the alleged exchange of pacing information. The Securities Action seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. On May 3, 2019, Defendants filed a motion to dismiss the amended complaint, which motion was opposed by lead plaintiff. On February 4, 2020, the Court issued a decision granting the motion to dismiss in part and denying the motion to dismiss in part. On February 18, 2020, plaintiffs filed a motion for reconsideration or, in the alternative, to certify dismissal as final and appealable. Defendants filed an opposition to this motion. On July 20, 2020, the Court issued a decision denying plaintiffs’ motion and dismissing the remaining claims (which the Court previously had not dismissed in its February 4, 2020 decision) based on lack of standing. The plaintiffs did not appeal this decision, and the Securities Action therefore has concluded.

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

On July 20, 2020, the parties to the Derivative Actions executed a Stipulation and Agreement of Settlement, Compromise and Release (the “Settlement Stipulation”) reflecting the terms of the settlement of the Derivative Actions (the “Settlement”), which Settlement is subject to final approval by the District Court of Maryland. In connection with the Settlement, (a) the Company’s Board of Directors has agreed to implement a series of corporate governance measures (as described in Exhibit A to the Settlement Stipulation); (b) defendants’ insurers will pay $20.5 million into a settlement fund, which, after a deduction for an award of fees and expenses to plaintiffs’ counsel in an amount to be determined by the Court, will be paid to the Company; (c) the Board of Directors will designate an aggregate amount of $5 million of the settlement fund to be used, over a period of five years, for the implementation and operation of the corporate governance measures and certain compliance programs in connection with an FCC consent decree that was previously announced on May 6, 2020; and (d) the Company’s Executive Chairman David D. Smith will forgo, cancel, or return a grant of SARs of 638,298 shares of Sinclair Class A common stock that was awarded to him in February 2020. In exchange for the consideration described above, and subject to final court approval, the Derivative Actions will be dismissed and defendants will be released of any claims relating to the Tribune Merger or the HDO (provided that the release will not include the Securities Action). On July 23, 2020, and pursuant to the Settlement, the Teamsters Action was voluntarily dismissed. Also on July 23, 2020, the plaintiffs in the Norfolk Action and the San Antonio Action filed the settlement papers with the District of Maryland and moved for preliminary approval of the Settlement as fair, reasonable, and adequate, and providing for notice to shareholders of the Settlement. On August 6, 2020, the court entered an order preliminarily approving the settlement and providing for notice of a final settlement hearing to be held on October 27, 2020. On October 27, 2020, the court held the final settlement hearing and indicated that the court would review the submissions and issue a written decision. Defendants have not admitted any liability or wrongdoing in connection with the Settlement and have entered into the Settlement to avoid the costs, risks, distraction, and uncertainties of continued litigation.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (Numerator)
Net (loss) income	$(3,367)	$(49)	$(2,943)	$18
Net income attributable to the redeemable noncontrolling interests	(19)	(11)	(51)	(11)
Net loss (income) attributable to the noncontrolling interests	130	—	113	(3)
Numerator for basic and diluted earnings per common share available to common shareholders	$(3,256)	$(60)	$(2,881)	$4

Shares (Denominator)
Basic weighted-average common shares outstanding	74,810	92,086	81,922	92,050
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	—	—	1,221
Diluted weighted-average common and common equivalent shares outstanding	74,810	92,086	81,922	93,271

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,456	1,349	3,406	317

7.              SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: broadcast and local sports. Our broadcast segment, previously referred to as our local news and marketing services segment, provides free over-the-air programming to television viewing audiences and includes stations in 88 markets located throughout the continental United States. Our local sports segment, previously referred to as our sports segment, provides viewers with live professional sports content and includes 23 regional sports network brands. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Assets	$4,673	$6,211	$1,641	$(42)	$12,483

For the three months ended September 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$734	$727	$105	$(27)	(b)	$1,539
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60	109	6	(1)		174
Amortization of sports programming rights (a)	—	632	—	—		632
Amortization of program contract costs	19	—	—	—		19
Corporate general and administrative expenses	25	3	2	—		30
(Gain) loss on asset dispositions and other, net of impairment	(41)	—	2	—		(39)
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	—		4,264
Operating income (loss)	221	(4,450)	10	3		(4,216)
Interest expense including amortization of debt discount and deferred financing costs	2	111	48	(4)		157
Loss from equity method investments	—	(2)	(8)	—		(10)

For the three months ended September 30, 2019	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$661	$352	$129	$(17)	(b)	$1,125
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	61	54	6	(1)		120
Amortization of sports programming rights (a)	—	193	—	—		193
Amortization of program contract costs	22	—	—	—		22
Corporate general and administrative expenses	23	92	123	(1)		237
Gain on asset dispositions and other, net of impairment	(29)	—	(6)	—		(35)
Operating income (loss)	154	(56)	(102)	(2)		(6)
Interest expense including amortization of debt discount and deferred financing costs	1	73	58	(3)		129
Income (loss) from equity method investments	—	1	(13)	—		(12)

For the nine months ended September 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,026	$2,155	$338	$(88)	(b)	$4,431
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	178	328	19	(1)		524
Amortization of sports programming rights (a)	—	1,028	—	—		1,028
Amortization of program contract costs	63	—	—	—		63
Corporate general and administrative expenses	95	7	9	—		111
(Gain) loss on asset dispositions and other, net of impairment	(101)	—	2	—		(99)
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	—		4,264
Operating income (loss)	455	(3,885)	38	(5)		(3,397)
Interest expense including amortization of debt discount and deferred financing costs	4	351	156	(9)		502
Income (loss) from equity method investments	—	6	(29)	—		(23)

For the nine months ended September 30, 2019	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$1,939	$352	$354	$(27)	(b)	$2,618
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	183	54	16	(1)		252
Amortization of sports programming rights (a)	—	193	—	—		193
Amortization of program contract costs	68	—	—	—		68
Corporate general and administrative expenses	82	92	144	(1)		317
Gain on asset dispositions and other, net of impairment	(51)	—	(6)	—		(57)
Operating income (loss)	384	(56)	(128)	(7)		193
Interest expense including amortization of debt discount and deferred financing costs	4	73	170	(10)		237
Income (loss) from equity method investments	—	1	(39)	—		(38)

(a)
The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations. Due to the outbreak of COVID-19 and postponement of professional sports leagues, we did not record amortization of our sports contracts during the month of March 2020 and three months ended June 30, 2020. Amortization expense resumed when the games commenced during the three months ended September 30, 2020.

(b)
Includes $26 million and $75 million for the three and nine months ended September 30, 2020, respectively, and $9 million for both the three and nine months ended September 30, 2019 of revenue for services provided by broadcast to local sports and other, which are eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$37	$39
Accounts receivable, net	89	39
Prepaid sports rights	10	10
Other current assets	7	6
Total current assets	143	94

Property and equipment, net	17	15
Operating lease assets	6	8
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	55	93
Other assets	1	3
Total assets	$237	$228

LIABILITIES
Current liabilities:
Other current liabilities	$35	$19

Notes payable, finance leases and commercial bank financing, less current portion	11	15
Operating lease liabilities, less current portion	5	6
Program contracts payable, less current portion	4	7
Other long-term liabilities	14	1
Total liabilities	$69	$48

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $130 million and $127 million as of September 30, 2020 and December 31, 2019, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2020, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $78 million and $71 million as of September 30, 2020 and December 31, 2019, respectively. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in loss from equity method investments and other income, net, respectively, in our consolidated statements of operations. We recorded losses of $7 million and $29 million for the three and nine months ended September 30, 2020, respectively, and losses of $13 million and $38 million for the three and nine months ended September 30, 2019, respectively.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million for both the three months ended September 30, 2020 and 2019 and $4 million for both the nine months ended September 30, 2020 and 2019. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $1 million for both the three and nine months ended September 30, 2020. For all leases, we incurred expenses of $1 million for the three months ended September 30, 2019 and $2 million for the nine months ended September 30, 2019.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 8. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of September 30, 2020, we have jointly and severally, unconditionally, and irrevocably guaranteed $42 million of Cunningham's debt, of which $8 million, net of $0.4 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of Cunningham is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $53 million and $51 million as of September 30, 2020 and December 31, 2019, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2020 and December 31, 2019, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $2 million for both the three months ended September 30, 2020 and 2019 and $6 million for both the nine months ended September 30, 2020 and 2019.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2020 and August 2025 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $39 million and $38 million for the three months ended September 30, 2020 and 2019, respectively, and $111 million for both the nine months ended September 30, 2020 and 2019, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2022. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $1 million that expires in October 2021.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three and nine months ended September 30, 2020 and $0.2 million for both the three and nine months ended September 30, 2019.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.3 million for both the three months ended September 30, 2020 and 2019 and $0.7 million for both the nine months ended September 30, 2020 and 2019.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million and $4 million for the three and nine months ended September 30, 2020, respectively, and $0.4 million for both the three and nine months ended September 30, 2019.

In conjunction with the acquisition of the RSNs on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, we assumed a minority interest in certain mobile production companies, which we account for as equity method investments. We made payments for production services to these entities totaling $7 million and $16 million for the three and nine months ended September 30, 2020, respectively, and $4 million for both the three and nine months ended September 30, 2019.

Sports Programming Rights

The Company paid $15 million and $221 million, net of rebates, for the three and nine months ended September 30, 2020, respectively, and $38 million for both the three and nine months ended September 30, 2019, under sports programming rights agreements covering the broadcast of regular season games, to six professional teams who have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the fiscal years ended 2025 through 2032.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
STG:
Money market funds	$239	$239	$354	$354
Deferred compensation assets	37	37	36	36
Deferred compensation liabilities	32	32	33	33
DSG:
Money market funds	47	47	559	559

Level 2 (a):
STG:
5.875% Senior Unsecured Notes due 2026	348	342	350	368
5.625% Senior Unsecured Notes due 2024	550	547	550	566
5.500% Senior Unsecured Notes due 2030	500	464	500	511
5.125% Senior Unsecured Notes due 2027	400	373	400	411
Term Loan B	1,319	1,282	1,329	1,326
Term Loan B-2	1,287	1,252	1,297	1,300
DSG:
12.750% Senior Secured Notes due 2026 (b)	31	25	—	—
6.625% Senior Unsecured Notes due 2027 (b)	1,744	908	1,825	1,775
5.375% Senior Secured Notes due 2026	3,050	2,158	3,050	3,085
Term Loan	3,267	2,597	3,292	3,284
Accounts receivable securitization facility (c)	74	74	—	—
Debt of variable interest entities	18	18	21	21
Debt of non-media subsidiaries	18	18	18	18

Level 3
DSG:
Variable payment obligations (d)	64	64	239	239

(a)
Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $182 million and $231 million as of September 30, 2020 and December 31, 2019, respectively.

(b)
On June 10, 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes for cash payments of $10 million, including accrued but unpaid interest, and $31 million aggregate principal amount of the newly issued DSG 12.750% Secured Notes. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further information.

(c)
We entered into the A/R Facility on September 23, 2020. As of September 30, 2020, the balance of the loans under the A/R Facility was $74 million. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further information.

(d)
The Company records its variable payment obligations at fair value on a recurring basis. These liabilities are further described in Other Liabilities within Note 5. Commitments and Contingencies. Significant unobservable inputs used in the fair value measurement are projected future operating income before depreciation and amortization; and weighted average discount rate of 10%. Significant increases (decreases) in projected future operating income would generally result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, would result in a significantly (lower) higher fair value measurement.

The following table summarizes the changes in financial liabilities measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2020 (in millions):

Variable Payment Obligations
Fair value at June 30, 2020	$235
Payments	(6)
Measurement adjustments	(165)
Fair value at September 30, 2020	$64

Variable Payment Obligations
Fair value at December 31, 2019	$239
Payments	(16)
Measurement adjustments	(159)
Fair value at September 30, 2020	$64

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under the STG Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, and 5.500% Notes (collectively, the Notes are referred to as the "STG Notes"), and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. STG’s 5.625% Notes were publicly registered on a Registration Statement on Form S-3ASR (No. 333-203483), effective April 17, 2015, and, until they were redeemed, STG’s 6.125% Notes were publicly registered on a Registration Statement on Form S-4 (No. 333-187724), effective April 16, 2013. Our Class A Common Stock and Class B Common Stock as of September 30, 2020, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under the STG Bank Credit Agreement, 5.625% Notes, 5.875% Notes, 5.125% Notes, 5.500% Notes and, until they were redeemed, STG's 5.375% Notes and 6.125% Notes. As of September 30, 2020, our consolidated total debt, net of deferred financing costs and debt discounts, of $12,463 million included $4,415 million related to STG and its subsidiaries of which SBG guaranteed $4,375 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$262	$4	$366	$—	$632
Accounts receivable, net	—	—	510	598	—	1,108
Other current assets	9	55	403	416	(82)	801
Total current assets	9	317	917	1,380	(82)	2,541

Property and equipment, net	1	32	704	104	(27)	814

Investment in equity of consolidated subsidiaries	331	3,516	—	—	(3,847)	—
Restricted cash	—	—	—	1	—	1
Goodwill	—	—	2,082	10	—	2,092
Indefinite-lived intangible assets	—	—	149	14	—	163
Definite-lived intangible assets, net	—	—	1,299	4,491	(43)	5,747
Other long-term assets	84	1,768	282	1,225	(2,234)	1,125
Total assets	$425	$5,633	$5,433	$7,225	$(6,233)	$12,483

Accounts payable and accrued liabilities	$15	$61	$262	$210	$(82)	$466
Current portion of long-term debt	—	27	5	41	(1)	72
Other current liabilities	1	1	192	242	—	436
Total current liabilities	16	89	459	493	(83)	974

Long-term debt	700	4,331	35	8,363	(1,038)	12,391
Investment in deficit of consolidated subsidiaries	1,434	—	—	—	(1,434)	—
Other long-term liabilities	12	121	1,427	457	(1,416)	601
Total liabilities	2,162	4,541	1,921	9,313	(3,971)	13,966

Redeemable noncontrolling interests	—	—	—	194	—	194
Total Sinclair Broadcast Group (deficit) equity	(1,737)	1,092	3,512	(2,338)	(2,266)	(1,737)
Noncontrolling interests in consolidated subsidiaries	—	—	—	56	4	60
Total liabilities, redeemable noncontrolling interests, and equity	$425	$5,633	$5,433	$7,225	$(6,233)	$12,483

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2019
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$357	$3	$973	$—	$1,333
Accounts receivable, net	—	—	561	571	—	1,132
Other current assets	5	41	264	188	(50)	448
Total current assets	5	398	828	1,732	(50)	2,913

Property and equipment, net	1	31	659	96	(22)	765

Investment in consolidated subsidiaries	2,270	3,558	—	—	(5,828)	—
Goodwill	—	—	2,091	2,625	—	4,716
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets, net	—	—	1,426	6,598	(47)	7,977
Other long-term assets	82	1,611	279	618	(1,749)	841
Total assets	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

Accounts payable and accrued liabilities	$142	$109	$286	$296	$(51)	$782
Current portion of long-term debt	—	27	4	41	(1)	71
Other current liabilities	—	1	133	147	—	281
Total current liabilities	142	137	423	484	(52)	1,134

Long-term debt	700	4,348	32	8,317	(1,030)	12,367
Other long-term liabilities	13	53	1,418	547	(934)	1,097
Total liabilities	855	4,538	1,873	9,348	(2,016)	14,598

Redeemable noncontrolling interests	—	—	—	1,078	—	1,078
Total Sinclair Broadcast Group equity	1,503	1,060	3,554	1,069	(5,684)	1,502
Noncontrolling interests in consolidated subsidiaries	—	—	—	188	4	192
Total liabilities, redeemable noncontrolling interests, and equity	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$25	$774	$786	$(46)	$1,539

Media programming and production expenses	—	—	322	772	(17)	1,077
Selling, general and administrative expenses	2	27	160	77	(24)	242
Impairment of goodwill and definite-lived intangible assets	—	—	—	4,264	—	4,264
Depreciation, amortization and other operating expenses	1	1	40	133	(3)	172
Total operating expenses	3	28	522	5,246	(44)	5,755

Operating (loss) income	(3)	(3)	252	(4,460)	(2)	(4,216)

Equity in (loss) earnings of consolidated subsidiaries	(3,252)	302	—	—	2,950	—
Interest expense	(3)	(45)	(1)	(114)	6	(157)
Other income (expense)	1	5	(11)	168	(4)	159
Total other (expense) income	(3,254)	262	(12)	54	2,952	2

Income tax benefit	1	55	64	727	—	847
Net (loss) income	(3,256)	314	304	(3,679)	2,950	(3,367)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(19)	—	(19)
Net loss attributable to the noncontrolling interests	—	—	—	130	—	130
Net (loss) income attributable to Sinclair Broadcast Group	$(3,256)	$314	$304	$(3,568)	$2,950	$(3,256)
Comprehensive (loss) income	$(3,256)	$314	$304	$(3,679)	$2,950	$(3,367)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$9	$702	$445	$(31)	$1,125

Media programming and production expenses	—	—	312	262	(14)	560
Selling, general and administrative expenses	122	24	162	124	(10)	422
Depreciation, amortization and other operating expenses	—	(6)	55	104	(4)	149
Total operating expenses	122	18	529	490	(28)	1,131

Operating (loss) income	(122)	(9)	173	(45)	(3)	(6)

Equity in earnings of consolidated subsidiaries	35	202	—	—	(237)	—
Interest expense	(1)	(55)	(1)	(76)	4	(129)
Other income (expense)	1	(2)	(12)	6	(2)	(9)
Total other income (expense)	35	145	(13)	(70)	(235)	(138)

Income tax benefit	27	4	43	21	—	95
Net (loss) income	(60)	140	203	(94)	(238)	(49)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(11)	—	(11)
Net (loss) income attributable to Sinclair Broadcast Group	$(60)	$140	$203	$(105)	$(238)	$(60)
Comprehensive (loss) income	$(60)	$140	$203	$(94)	$(238)	$(49)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$74	$2,140	$2,350	$(133)	$4,431

Media programming and production expenses	—	—	962	1,371	(45)	2,288
Selling, general and administrative expenses	8	97	479	207	(72)	719
Impairment of goodwill and definite-lived intangible assets	—	—	—	4,264	—	4,264
Depreciation, amortization and other operating expenses	1	6	143	416	(9)	557
Total operating expenses	9	103	1,584	6,258	(126)	7,828

Operating (loss) income	(9)	(29)	556	(3,908)	(7)	(3,397)

Equity in (loss) earnings of consolidated subsidiaries	(2,866)	542	—	—	2,324	—
Interest expense	(10)	(147)	(3)	(361)	19	(502)
Other income (expense)	—	11	(30)	180	(10)	151
Total other (expense) income	(2,876)	406	(33)	(181)	2,333	(351)

Income tax benefit	4	75	24	702	—	805
Net (loss) income	(2,881)	452	547	(3,387)	2,326	(2,943)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(51)	—	(51)
Net loss attributable to the noncontrolling interests	—	—	—	113	—	113
Net (loss) income attributable to Sinclair Broadcast Group	$(2,881)	$452	$547	$(3,325)	$2,326	$(2,881)
Comprehensive (loss) income	$(2,881)	$452	$547	$(3,396)	$2,326	$(2,952)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$9	$2,064	$616	$(71)	$2,618

Media programming and production expenses	—	—	931	325	(41)	1,215
Selling, general and administrative expenses	143	82	481	133	(12)	827
Depreciation, amortization and other operating expenses	—	(3)	203	193	(10)	383
Total operating expenses	143	79	1,615	651	(63)	2,425

Operating (loss) income	(143)	(70)	449	(35)	(8)	193

Equity in earnings of consolidated subsidiaries	116	410	—	—	(526)	—
Interest expense	(2)	(160)	(2)	(85)	12	(237)
Other income (expense)	2	3	(35)	5	(1)	(26)
Total other income (expense)	116	253	(37)	(80)	(515)	(263)

Income tax benefit	31	33	3	21	—	88
Net income (loss)	4	216	415	(94)	(523)	18
Net income attributable to the redeemable noncontrolling interests	—	—	—	(11)	—	(11)
Net income attributable to the noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Sinclair Broadcast Group	$4	$216	$415	$(108)	$(523)	$4
Comprehensive income (loss)	$4	$216	$415	$(94)	$(523)	$18

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(115)	$(39)	$481	$510	$2	$839

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(7)	(110)	(19)	6	(130)
Acquisition of businesses, net of cash acquired	—	—	(7)	—	—	(7)
Spectrum repack reimbursements	—	—	72	—	—	72
Proceeds from the sale of assets	—	—	36	—	—	36
Purchases of investments	(2)	(30)	(33)	(20)	—	(85)
Other, net	1	—	(2)	17	—	16
Net cash flows used in investing activities	(1)	(37)	(44)	(22)	6	(98)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	648	—	299	—	947
Repayments of notes payable, commercial bank financing and finance leases	—	(670)	(3)	(272)	—	(945)
Repurchase of outstanding Class A Common Stock	(343)	—	—	—	—	(343)
Dividends paid on Class A and Class B Common Stock	(49)	—	—	—	—	(49)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(32)	—	(32)
Redemption of redeemable subsidiary preferred equity	—	—	—	(547)	—	(547)
Debt issuance costs	—	—	—	(7)	—	(7)
Distributions to noncontrolling interests, net	—	—	—	(19)	—	(19)
Distributions to redeemable noncontrolling interests	—	—	—	(378)	—	(378)
Increase (decrease) in intercompany payables	507	3	(433)	(69)	(8)	—
Other, net	1	—	—	(69)	—	(68)
Net cash flows from (used in) financing activities	116	(19)	(436)	(1,094)	(8)	(1,441)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(95)	1	(606)	—	(700)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$262	$4	$367	$—	$633

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(4)	$(188)	$538	$157	$(9)	$494

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(2)	(99)	(4)	9	(96)
Acquisition of businesses, net of cash acquired	—	—	—	(9,006)	—	(9,006)
Spectrum repack reimbursements	—	—	50	—	—	50
Purchases of investments	(2)	(36)	(42)	(351)	—	(431)
Other, net	—	2	—	4	—	6
Net cash flows used in investing activities	(2)	(36)	(91)	(9,357)	9	(9,477)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	1,294	—	8,159	—	9,453
Repayments of notes payable, commercial bank financing and finance leases	—	(706)	(3)	(26)	20	(715)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	—	—	985	—	985
Repurchase of outstanding Class A Common Stock	(125)	—	—	—	—	(125)
Dividends paid on Class A and Class B Common Stock	(55)	—	—	—	—	(55)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(10)	—	(10)
Debt issuance costs	—	(15)	—	(167)	—	(182)
Distributions to noncontrolling interests	—	—	—	(30)	—	(30)
Increase (decrease) in intercompany payables	186	(1,074)	(454)	1,362	(20)	—
Other, net	—	1	—	—	—	1
Net cash flows from (used in) financing activities	6	(500)	(457)	10,273	—	9,322

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(724)	(10)	1,073	—	339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	962	19	79	—	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$238	$9	$1,152	$—	$1,399

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

•	loss of advertising revenue as advertisers may be less likely to advertise for certain goods or services with low supply, due to interruptions in the supply chain;

•	loss of advertising revenue as advertisers may go out of business;

•	potential that our workforce may contract COVID-19 which could impact operations and increase health care costs;

•	COVID-19's overall effect on the national and regional economies and credit and capital markets;

•
the significant disruption to the operations of the professional sports leagues and the macroeconomy caused by COVID-19 may result in the recognition of further impairment charges on our goodwill and definite-lived intangible assets; and

•	cybersecurity and operational risks as a result of work-from-home arrangements.

General risks

•	The impact of changes in national and regional economies and credit and capital markets;

•	loss of consumer confidence;

•	the potential impact of changes in tax law;

•	the activities of our competitors;

•	terrorist acts of violence or war and other geopolitical events;

•	natural disasters and pandemics that impact our advertisers, our stations and networks; and

•	cybersecurity breaches.

Industry risks

•	The business conditions of our advertisers, particularly in the political, automotive and service categories;

•	competition with other broadcast television stations, radio stations, Distributors, internet and broadband content providers, and other print and media outlets serving in the same markets;

•	the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;

•	subscriber erosion due to the fragmentation of content distribution platforms;

•
the loss of appeal of our sports programming, which may be unpredictable, the impact of strikes caused by collective bargaining between players and sports leagues, and increased programming costs may have a material negative effect on our business and our results of operations;

•	the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•	our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as over-the-top (OTT) or direct-to-consumer content;

•	the effects of the FCC's National Broadband Plan, the impact of the repacking of our broadcasting spectrum, as a result of the incentive auction, within a limited timeframe and funding allocated;

•
the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to JSA, SSA, cross ownership rules, and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;

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

•	our ability to generate synergies and leverage new revenue opportunities;

•	our ability to successfully migrate in a timely manner from various transition services provided by sellers of assets we have acquired, which includes standing up our own services;

•	our ability to renew contracts with leagues and sports teams;

•	our ability to effectively respond to technology affecting our industry and to increasing competition from other media providers;

•	our ability to deploy NEXTGEN TV nationwide;

•	the strength of ratings for our local news broadcasts including our news sharing arrangements; and

•	the results of prior year tax audits by taxing authorities.

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in millions, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Operations Data:
Media revenues (a)	$1,519	$1,070	$4,353	$2,465
Non-media revenues	20	55	78	153
Total revenues	1,539	1,125	4,431	2,618

Media programming and production expenses	1,077	560	2,288	1,215
Media selling, general and administrative expenses	212	185	608	510
Depreciation and amortization expenses (b)	174	120	524	252
Amortization of program contract costs	19	22	63	68
Non-media expenses	18	42	69	120
Corporate general and administrative expenses	30	237	111	317
Impairment of goodwill and definite-lived intangible assets	4,264	—	4,264	—
Gain on asset dispositions and other, net of impairment	(39)	(35)	(99)	(57)
Operating (loss) income	(4,216)	(6)	(3,397)	193

Interest expense including amortization of debt discount and deferred financing costs	(157)	(129)	(502)	(237)
Gain on extinguishment of debt	—	—	5	—
Loss from equity method investments	(10)	(12)	(23)	(38)
Other income, net	169	3	169	12
Loss before income taxes	(4,214)	(144)	(3,748)	(70)
Income tax benefit	847	95	805	88
Net (loss) income	$(3,367)	$(49)	$(2,943)	$18
Net income attributable to the redeemable noncontrolling interests	(19)	(11)	(51)	(11)
Net loss (income) attributable to the noncontrolling interests	130	—	113	(3)
Net (loss) income attributable to Sinclair Broadcast Group	$(3,256)	$(60)	$(2,881)	$4

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$(43.53)	$(0.65)	$(35.17)	$0.05
Diluted earnings per share	$(43.53)	$(0.65)	$(35.17)	$0.05

	As of September 30, 2020	As of December 31, 2019
Balance Sheet Data:
Cash and cash equivalents	$632	$1,333
Total assets	$12,483	$17,370
Total debt (c)	$12,463	$12,438
Redeemable noncontrolling interests	$194	$1,078
Total (deficit) equity	$(1,677)	$1,694

(a)	Media revenues are defined as distribution revenue, advertising revenue, and other media revenues.

(b)	Depreciation and amortization expenses include depreciation of property and equipment and amortization of definite-lived intangible and other assets.

(c)	Total debt is defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended September 30, 2020 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2020 and 2019, including comparisons between quarters and expectations for the three months ended December 31, 2020.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2020.

Summary of Significant Events and Financial Highlights

Content and Distribution

•
In July 2020, the Company entered into multi-year content carriage agreements with Comcast for all Sinclair television stations and RSNs in Comcast’s cable television footprint, including Marquee and the YES Network, as well as continued distribution of the Tennis Channel.

•	In September 2020, the Company invested in Playfly sports, a leading company in the management of exclusive college and high school sports and esport multi-media rights across the U.S.

•
In August 2020, the Kansas City Royals and the Company entered into a multi-year media rights agreement beginning with the 2020 baseball season for FOX Sports Kansas City (FSKC) to continue as the television home of the Royals. In conjunction with this agreement, the Royals received a minority interest ownership percentage in FSKC.

•	As of September 1, 2020, Frontier Communications no longer carries the Company's RSNs.

•	In September 2020, the Company reported that YouTube TV would no longer carry the Company's RSNs.

•	In October 2020, the Company reported that Hulu would no longer carry the Company's 21 RSNs, YES Network, and Marquee.

•
Year-to-date, Sinclair's newsrooms have won a total of 305 journalism awards, including 1 National RTDNA Edward. R. Murrow awards, 28 Regional RTDNA Edward R. Murrow awards, and 72 regional Emmy awards.

NEXTGEN TV

•	As of the end of October, the Company, in coordination with other broadcasters, has deployed NEXTGEN TV, powered by ATSC 3.0, in eight markets, with several more planned by year end.

Financing, Capital Allocation, and Shareholder Returns

•	In August 2020, the Board of Directors authorized an additional $500 million share repurchase authorization.

•
In August 2020, we redeemed 350,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $350 million, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus $4 million in accrued and unpaid dividends, with respect to the units redeemed up to, but not including, the redemption date, for a total redemption amount of $354 million.

•	In September 2020, the Company's and DSG's indirect wholly-owned subsidiary, DSPV, entered into a $250 million accounts receivable securitization facility which matures on September 23, 2023.

•
During the quarter ended September 30, 2020, we repurchased approximately 4 million shares of Class A Common Stock for $82 million. Year-to-date, the Company has repurchased 19 million or 21% of its outstanding shares.

•	In August 2020 and November 2020, we declared quarterly cash dividends of $0.20 per share.

Other Events

•
Since March, the Company has partnered with the Salvation Army on numerous Sinclair Cares relief initiatives, raising over $1.2 million for those impacted by the western wildfires, the Iowa derecho, and the COVID-19 pandemic.

•	In July 2020, the Company announced that Scott Shapiro has assumed the newly-created role of Chief Strategy Officer/Sport in addition to his current role as Chief Development Officer.

•	In August 2020, the Company announced that it was named one of the Baltimore Business Journal's 2020 Best Places to Work award finalists.

•	In September 2020, Steve Rosenberg, a broadcasting industry executive with over 30 years of experience, assumed the role of President of local sports.

•	In September 2020, the Company announced the hiring of J.R. McCabe in the newly-created role of Chief Business Officer of D2C/Gamification.

•
In September 2020, the Company received the Award for Achievement in Local Broadcasting, part of the TV of Tomorrow annual awards for leadership in interactive and multi-platform television. The award honors Sinclair Broadcast Group as the company that has demonstrated the greatest achievement in local broadcasting over the past year, recognizing its wholly-owned subsidiary, ONE Media 3.0, as the broadcast industry’s vanguard in advancing NEXTGEN TV from research and development to deployment.

•	In October 2020, Lucy Rutishauser, the Company's Executive Vice President and Chief Financial Officer, was named one of The Baltimore Sun's 2020 Women to Watch.

•	In November 2020, the Company announced the hiring of John Zeigler in the newly-created role of Chief Marketing Officer.

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

With the exception of political advertising, our usual seasonality and cyclicality, as described above, may not occur in 2020 for either segment due to the COVID-19 pandemic.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Media revenues	$1,519	$1,070	$4,353	$2,465
Non-media revenues	20	55	78	153
Total revenues	1,539	1,125	4,431	2,618
Media programming and production expenses	1,077	560	2,288	1,215
Media selling, general and administrative expenses	212	185	608	510
Depreciation and amortization expenses	174	120	524	252
Amortization of program contract costs	19	22	63	68
Non-media expenses	18	42	69	120
Corporate general and administrative expenses	30	237	111	317
Impairment of goodwill and definite-lived intangible assets	4,264	—	4,264	—
Gain on asset dispositions and other, net of impairment	(39)	(35)	(99)	(57)
Operating (loss) income	$(4,216)	$(6)	$(3,397)	$193
Net (loss) income attributable to Sinclair Broadcast Group	$(3,256)	$(60)	$(2,881)	$4

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

Broadcast segment

Advertising revenue was negatively impacted in the second quarter and late first quarter due to lower local and national net times sales. During the nine months ended September 30, 2020, as compared to the prior year, we saw decreases in certain advertising categories, notably a $77 million decrease in automotive, a $20 million decrease in entertainment, a $16 million decrease in furniture, a $12 million decrease in services, and an $11 million decrease in medical, primarily as a result of the impact of the COVID-19 pandemic. These decreases were partially offset by a $152 million increase in political advertising revenue, primarily due to strong demand in the third quarter. Distribution revenue was negatively impacted by subscriber erosion experienced by certain Distributors resulting from the effect of COVID-19, among other factors.

Local sports segment

The MLB, NBA, and NHL returned to operation during the three months ended September 30, 2020 and were able to complete their modified seasons during the early part of the fourth quarter of 2020. Due to the interruptions and modified seasons, advertising revenue was down in the second quarter of 2020 as compared to the first quarter of 2020. However, with the resumption of some events during the third quarter of 2020, advertising revenue increased to $124 million during the period as compared to $3 million in the second quarter of 2020. Distribution revenue was negatively impacted by subscriber erosion experienced by certain Distributors resulting from the effect of COVID-19, among other factors. As of November 9, 2020, both the NBA and the NHL have announced that their 2020-2021 seasons are currently on hold with delayed starts likely to be announced later this year. There can be no assurance that the MLB, NBA, or NHL will complete full or abbreviated seasons in the future. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and the cash flows of our local sports segment. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively, including the need for us to provide rebates to our Distributors as well as seek rebate from or reduce future payments to certain of the sports teams.

During the three months ended September 30, 2020, we recorded a total impairment loss in the local sports segment of $4,264 million relating to goodwill and definite-lived intangible assets of $2,615 million and $1,649 million, respectively. See further discussion under Impairment of Goodwill and Definite-Lived Intangible Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements.

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment, previously known as our local news and marketing services segment, for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2020	2019		2020	2019
Revenue:
Distribution revenue	$356	$340	5%	$1,059	$995	6%
Advertising revenue	344	302	14%	861	904	(5)%
Other media revenues (a)	34	19	79%	106	40	165%
Media revenues	$734	$661	11%	$2,026	$1,939	4%

Operating Expenses:
Media programming and production expenses	$313	$294	6%	$935	$875	7%
Media selling, general and administrative expenses	137	136	1%	401	398	1%
Depreciation and amortization expenses	60	61	(2)%	178	183	(3)%
Amortization of program contract costs	19	22	(14)%	63	68	(7)%
Corporate general and administrative expenses	25	23	9%	95	82	16%
Gain on asset dispositions and other, net of impairment	(41)	(29)	41%	(101)	(51)	98%
Operating income	$221	$154	44%	$455	$384	18%

(a)
Includes $26 million and $75 million for the three and nine months ended September 30, 2020, respectively, and $9 million for both the three and nine months ended September 30, 2019 of intercompany revenue related to certain services provided to local sports and other under management services agreements, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $16 million and $64 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to an increase in rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue increased $42 million for the three months ended September 30, 2020 when compared to the same period in 2019, primarily related to an increase in political advertising revenue of $99 million as 2020 is a political year. The increase is partially offset by a decrease in certain categories, notably a $26 million decrease in automotive, a $7 million decrease in entertainment, a $5 million decrease in furniture, and a $3 million decrease in restaurants, medical, retail, and grocery food, respectively, primarily as a result of the impact of the COVID-19 pandemic. We expect political revenue for the three months ended December 31, 2020 to increase as compared to the three months ended September 30, 2020, as we enter the peak political season. For the month of October 2020, advertising revenue increased 53% as compared to October 2019. As a result of the increase in political revenue, we expect total advertising revenue for the fourth quarter ended December 31, 2020 to be higher than the same period in 2019.

Advertising revenue decreased $43 million for the nine months ended September 30, 2020 when compared to the same period in 2019. The decrease is primarily due to the decrease in certain categories, notably a $77 million decrease in automotive, a $20 million decrease in entertainment, a $16 million decrease in furniture, a $12 million decrease in services, and an $11 million decrease in medical, primarily as a result of the impact of the COVID-19 pandemic. The decrease is partially offset by an increase in political advertising revenue of $152 million as 2020 is a political year.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Local news	36%	34%	35%	34%
Syndicated/Other programming	28%	30%	29%	30%
Network programming	25%	23%	25%	25%
Sports programming	8%	10%	8%	8%
Paid programming	3%	3%	3%	3%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2020	2019	2020	2019
ABC	41	29%	29%	29%	30%
FOX	58	23%	25%	25%	24%
CBS	29	22%	19%	21%	20%
NBC	24	16%	14%	15%	13%
CW	48	5%	7%	5%	6%
MNT	39	4%	5%	4%	5%
Other (a)	388	1%	1%	1%	2%
Total	627

(a)
We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. For the three and nine months ended September 30, 2020, other media revenue increased $15 million and $66 million, respectively, when compared to the same periods in 2019, primarily due to $26 million and $75 million, respectively, in intercompany revenue from local sports and other related to providing certain services under a management services agreement, which are eliminated in consolidation.

Expenses

Media programming and production expenses. Media programming and production expenses increased $19 million for the three months ended September 30, 2020 when compared to the same period in 2019. The increase is primarily related to a $28 million increase in fees pursuant to network affiliation agreements, partially offset by a $4 million decrease in advertising cost and a $3 million decrease in employee compensation cost and travel expenses. Media programming and production expenses increased $60 million for the nine months ended September 30, 2020 when compared to the same period in 2019, which is primarily related to a $76 million increase in fees pursuant to network affiliation agreements, partially offset by a $10 million decrease in advertising cost and a $3 million decrease in employee compensation cost and travel expenses.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $1 million for the three months ended September 30, 2020 when compared to the same period in 2019. The increase is primarily due to a $4 million increase in national sales commissions, partially offset by a $2 million decrease in employee travel expenses and $1 million decrease in third-party fulfillment costs from our digital business. Media selling, general and administrative expenses increased $3 million for the nine months ended September 30, 2020 when compared to the same period in 2019, primarily due to a $4 million increase in national sales commissions and a $3 million increase in information technology cost, partially offset by a $1 million decrease in employee compensation cost and travel expenses and a $1 million decrease in third-party fulfillment costs from our digital business.

Amortization of program contract costs. The amortization of program contract costs decreased $3 million and $5 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, and is primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and nine months ended September 30, 2020, we recorded gains of $20 million and $72 million, respectively, related to reimbursements from the spectrum repack. For the nine months ended September 30, 2020, we recorded a gain of $29 million, related to the sale of KGBT-TV and WDKY-TV. For the three and nine months ended September 30, 2019, we recorded gains of $28 million and $50 million, respectively, related to reimbursements from the spectrum repack. See Dispositions under Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment, previously known as our sports segment, reflects the results of our 21 regional sports network brands, Marquee, and a 20% equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams.

The following table sets forth our revenue and expenses for our local sports segment for the period presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Distribution revenue	$597	$306	$1,959	$306
Advertising revenue	124	43	182	43
Other media revenue	6	3	14	3
Media revenue	$727	$352	$2,155	$352

Operating Expenses:
Media programming and production expenses	$732	$234	$1,260	$234
Media selling, general and administrative expenses (a)	69	28	181	28
Depreciation and amortization expenses	109	54	328	54
Corporate general and administrative	3	92	7	92
Impairment of goodwill and definite-lived intangible assets	4,264	—	4,264	—
Operating loss (a)	$(4,450)	$(56)	$(3,885)	$(56)
(Loss) income from equity method investments	$(2)	$1	$6	$1

(a)
Includes $25 million and $73 million for the three and nine months ended September 30, 2020, respectively, and $9 million for both the three and nine months ended September 30, 2019 of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.

Media revenue. Media revenue was $727 million and $2,155 million for the three and nine months ended September 30, 2020, respectively, and $352 million for each of the three and nine months ended September 30, 2019 and is primarily derived from distribution and advertising revenue. The increase in the periods was primarily due to the results of the acquired RSNs being included in the full three and nine month periods in the current year, versus a partial period in the prior year, as the acquisition of the RSNs closed on August 23, 2019. Distribution revenue is generated through fees received from Distributors for the right to distribute our RSNs. As discussed under Distribution Revenue in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements, for the three and nine months ended September 30, 2020, we reduced revenue and accrued corresponding rebates to Distributors of $128 million and $252 million, respectively. See Subsequent Events under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements. We expect distribution revenue to decrease for the three months ended December 31, 2020 as compared to the three months ended September 30, 2020 primarily due to the recent loss of two Distributors and elevated levels of subscriber erosion. Advertising revenue is primarily generated from sales of commercial time within the regional sports networks' programming. Due to the interruptions and modified seasons, advertising revenue was down in the second quarter of 2020 as compared to the first quarter of 2020. However, with the resumption of some events during the third quarter of 2020, advertising revenue increased to $124 million during the period as compared to $3 million in the second quarter of 2020. We expect advertising revenue for the three months ended December 31, 2020 to decrease as compared to the three months ended September 30, 2020 primarily due to the delay of the NBA and NHL 2020-2021 seasons. The extent of this decrease will depend on the number of games played and other macro-economic factors associated with the COVID-19 pandemic. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media programming and production expenses. Media programming and production expenses were $732 million and $1,260 million for the three and nine months ended September 30, 2020, respectively, and $234 million for both the three and nine months ended September 30, 2019 and are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. The increase in the periods was primarily due to the results of the acquired RSNs being included in the full three and nine month periods in the current year, versus a partial period in the prior year, as the acquisition of the RSNs closed on August 23, 2019. Amortization of sports programming rights was $632 million and $1,028 million for the three and nine months ended September 30, 2020, respectively, and $193 million for both the three and nine months ended September 30, 2019. We expect media programming and production expenses for the three months ended December 31, 2020 to decrease as compared to the three months ended September 30, 2020 primarily due to the delay of the NBA and NHL 2020-2021 seasons. The extent of this decrease will depend on the number of games played and other macro-economic factors associated with the COVID-19 pandemic. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were $69 million and $181 million for the three and nine months ended September 30, 2020, respectively, and are primarily related to $25 million and $73 million of management services agreement fees, respectively, employee compensation cost, advertising expenses, and consulting fees. Media selling, general, and administrative expenses were $28 million for both the three and nine months ended September 30, 2019 and are primarily related to $9 million of management services agreement fees, employee compensation cost, advertising expenses, and consulting fees.

Depreciation and amortization expenses. Depreciation and amortization expenses were $109 million and $328 million for the three and nine months ended September 30, 2020, respectively, and $54 million for both the three and nine months ended September 30, 2019 and are related to the depreciation of definite-lived assets and other assets.

Impairment of goodwill and definite-lived intangible assets. During the three months ended September 30, 2020, we recorded a total impairment loss of $4,264 million relating to goodwill and definite-lived intangible assets of $2,615 million and $1,649 million, respectively. See further discussion under Impairment of Goodwill and Definite-Lived Intangible Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

(Loss) income from equity method investments. For the three months ended September 30, 2020 we recognized a loss from equity method investments of $2 million, primarily related to our investment in YES. For the nine months ended September 30, 2020 and 2019, income from equity method investments was $6 million and $1 million, respectively, and is primarily related our investment in YES.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2020	2019		2020	2019
Revenue:
Distribution revenue	$50	$33	52%	$150	$97	55%
Advertising revenue	31	32	(3)%	92	78	18%
Other media revenues	2	2	—%	5	9	(44)%
Media revenues	$83	$67	24%	$247	$184	34%
Non-media revenues (a)	$22	$62	(65)%	$91	$170	(46)%

Operating Expenses:
Media expenses (c)	$66	$62	6%	$195	$200	(3)%
Non-media expenses (b)	$19	$46	(59)%	$75	$128	(41)%
Operating income	$11	$13	(15)%	$46	$8	n/m
Loss from equity method investments	$(8)	$(13)	(38)%	$(29)	$(39)	(26)%

n/m — not meaningful

(a)
Non-media revenues for the three and nine months ended September 30, 2020 includes $2 million and $13 million, respectively, and for the three and nine months ended September 30, 2019 includes $7 million and $17 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.

(b)
Non-media expenses for the three and nine months ended September 30, 2020 includes $1 million and $6 million, respectively, and for the three and nine months ended September 30, 2019 includes $4 million and $8 million, respectively, of intercompany expenses related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.

(c)
Media expenses for the three and nine months ended September 30, 2020 include $1 million and $2 million, respectively, of intercompany expense primarily related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.

Revenue. Media revenue increased $16 million and $63 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, and is primarily related to an increase in distribution related to our owned networks. Non-media revenue decreased $40 million and $79 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, and is primarily related to a decrease in broadcast equipment sales due to the winding down of the FCC's National Broadband Plan repack process.

Expenses. Media expenses increased $4 million for the three months ended September 30, 2020 when compared to the same period in 2019 and is primarily related to our owned networks. The increase is partially offset by our non-broadcast digital initiatives. Media expenses decreased $5 million for the nine months ended September 30, 2020 when compared to the same period in 2019 and is primarily related to our owned networks and content. Non-media expenses decreased $27 million and $53 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, and is primarily related to a decrease in the costs of our broadcast equipment sales.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2020	2019		2020	2019
Corporate general and administrative expenses	$30	$237	(87)%	$111	$317	(65)%
Interest expense including amortization of debt discount and deferred financing costs	$157	$129	22%	$502	$237	112%
Income tax benefit	$847	$95	n/m	$805	$88	n/m
Net income attributable to the redeemable noncontrolling interests	$(19)	$(11)	73%	$(51)	$(11)	n/m
Net loss (income) attributable to the noncontrolling interests	$130	$—	n/m	$113	$(3)	n/m

n/m — not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased in total by $207 million for the three months ended September 30, 2020, when compared to the same period in 2019, primarily due to a $208 million decrease in legal, consulting, and regulatory cost, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within our Consolidated Financial Statements and the acquisition of the Acquired RSNs.

Corporate general and administrative expenses decreased in total by $206 million for the nine months ended September 30, 2020, when compared to the same period in 2019, primarily due to a $223 million decrease in legal, consulting, and regulatory cost, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within our Consolidated Financial Statements and the acquisition of the Acquired RSNs, partially offset by a $15 million increase in employee compensation cost.

We expect corporate general and administrative expenses to increase in the fourth quarter of 2020.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense increased by $28 million for the three months ended September 30, 2020, when compared to the same period in 2019, primarily due to $38 million of interest expenses related to our Acquired RSNs, partially offset by an $11 million decrease in STG interest expense due to refinancing of existing indebtedness and decreases in LIBOR. Interest expense increased by $265 million for the nine months ended September 30, 2020, when compared to the same period in 2019, primarily due to $278 million of interest expenses related to our Acquired RSNs, partially offset by net decreases in STG interest expense due to refinancing of existing indebtedness and decreases in LIBOR.

We expect interest expense to remain flat in amount in the fourth quarter of 2020.

Income tax benefit. The effective tax rate for the three months ended September 30, 2020 was a benefit of 20.1% as compared to a benefit of 66.2% during the same period in 2019. The decrease in the effective tax rate for the three months ended September 30, 2020, as compared to the same period in 2019, is primarily due to a $34 million benefit in 2019 related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, and a $16 million benefit in 2019 related to a release of valuation allowance on certain state net operating losses.

The effective tax rate for the nine months ended September 30, 2020 was a benefit of 21.5% as compared to a benefit of 126.2% during the same period in 2019. The decrease in the effective tax rate for the nine months ended September 30, 2020, as compared to the same period in 2019, is primarily due to a $34 million benefit in 2019 related to a change in the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction, a $16 million benefit in 2019 related to a release of valuation allowance on certain state net operating losses, and a greater benefit impact in 2019 from federal tax credits related to investments in sustainability initiatives.

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests was $19 million and $51 million for the three and nine months ended September 30, 2020, respectively, and $11 million for each of the three and nine months ended September 30, 2019, and is primarily related to dividends accrued and distributed related to our Redeemable Subsidiary Preferred Equity.

Net loss (income) attributable to the noncontrolling interests. Net loss attributable to the noncontrolling interests was $130 million and $113 million for the three and nine months ended September 30, 2020, respectively, and is primarily related to the portion of the non-cash impairment charge on customer relationships, other definite-lived intangible assets and goodwill that is attributable to the noncontrolling interests, partially offset by income attributable to the noncontrolling interest.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had net working capital of approximately $1,567 million, including $632 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

On September 23, 2020, the Company's and DSG's indirect wholly-owned subsidiary, DSPV, entered into the A/R Facility, which matures on September 23, 2023, in order to enable DSG to raise incremental funding for the ongoing business needs of DSG and its subsidiaries. The maximum funding availability under the A/R Facility is $250 million, subject to borrowing base and certain other restrictions. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by the Originators to DSPV and certain reserves. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. In addition, subsequent to November 1, 2020, the total commitment under the A/R Facility will be the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million. As of September 30, 2020, the balance of the loans under the A/R Facility was $74 million. On October 22, 2020, the A/R Facility provided additional funding of $122 million, bringing the outstanding balance of the loans under the A/R Facility to $196 million.

On March 17, 2020, we drew $648 million and $225 million under the STG Revolving Credit Facility and the DSG Revolving Credit Facility, respectively, as a precautionary measure given the COVID-19 pandemic.  During the quarter ended June 30, 2020, the Company fully repaid the amounts outstanding under each of the Revolving Credit Facilities.

The Bank Credit Agreements each include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the Revolving Credit Facilities as of September 30, 2020, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of September 30, 2020, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to fully utilize the DSG Revolving Credit Facility.  We do not currently expect to have more than the 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants which the respective entities were in compliance with as of September 30, 2020.

In June 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes due 2027 for $31 million aggregate principal amount of the DSG 12.750% Secured Notes due 2026 and cash payments totaling $10 million, including accrued but unpaid interest.

In May 2020, we purchased $3 million aggregate principal amount of the STG 5.875% Notes in open market transactions for consideration of $2 million. In March 2020 and June 2020, we purchased a total of $15 million aggregate principal amount of the DSG 6.625% Notes in open market transactions for consideration of $10 million.

In January 2020, we redeemed 200,000 units of Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $200 million plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates. The dividends accrued for the second and third quarters were paid in cash in June 2020 and September 2020, respectively. Dividends accrued during the three months ended March 31, 2020 of $13 million were paid-in-kind and added to the liquidation preference. On June 30, 2020, we redeemed units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $13 million plus accrued and unpaid dividends. In August 2020, we redeemed 350,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $350 million, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus $4 million in accrued and unpaid dividends, with respect to the units redeemed up to, but not including, the redemption date, for a total redemption amount of $354 million.The balance of the Redeemable Subsidiary Preferred Equity as of September 30, 2020 was $170 million, net of issuance costs.

In January 2020, a minority partner in one of our RSNs exercised its right to sell the entirety of its non-controlling interest to the Company, which the Company purchased for $376 million.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreements and A/R Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic and resulting effect on the economy, our advertisers, Distributors, and their subscribers, could affect our liquidity and our first lien leverage ratio which could affect our ability to access the full borrowing capacity under the Bank Credit Agreements. For our long-term liquidity needs, in addition to the sources described above, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash flows from operating activities	$505	$271	$839	$494

Cash flows used in investing activities:
Acquisition of property and equipment	$(33)	$(34)	$(130)	$(96)
Acquisition of businesses, net of cash acquired	—	(9,006)	(7)	(9,006)
Proceeds from the sale of assets	18	—	36	—
Purchases of investments	(37)	(384)	(85)	(431)
Spectrum repack reimbursements	20	28	72	50
Other, net	5	1	16	6
Net cash flows used in investing activities	$(27)	$(9,395)	$(98)	$(9,477)

Cash flows (used in) from financing activities:
Proceeds from notes payable and commercial bank financing	$74	$9,452	$947	$9,453
Repayments of notes payable, commercial bank financing and finance leases	(17)	(606)	(945)	(715)
Debt issuance costs	(7)	(182)	(7)	(182)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	985	—	985
Dividends paid on Class A and Class B Common Stock	(14)	(18)	(49)	(55)
Dividends paid on redeemable subsidiary preferred equity	(7)	(10)	(32)	(10)
Repurchase of outstanding Class A Common Stock	(82)	—	(343)	(125)
Redemption of redeemable subsidiary preferred equity	(350)	—	(547)	—
Distributions to redeemable noncontrolling interests	—	—	(378)	—
Other, net	(64)	(26)	(87)	(29)
Net cash flows (used in) from financing activities	$(467)	$9,595	$(1,441)	$9,322

Operating Activities

Net cash flows from operating activities increased during the three and nine months ended September 30, 2020 when compared to the same periods in 2019. The increase is primarily related to a full nine months of RSN results versus a partial period in the prior year, partially offset by a corresponding increase in interest expense on acquisition related debt.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended September 30, 2020 when compared to the same period in 2019. The decrease is primarily related to the acquisition of the RSNs and equity interest in the YES Network during the third quarter of 2019, partially offset by the sale of our Lexington television station (WDKY-TV) during the third quarter of 2020. Net cash flows used in investing activities decreased during the nine months ended September 30, 2020 when compared to the same period in 2019. The decrease is primarily related to the acquisition of the RSNs and equity interest in the YES Network during the third quarter of 2019, partially offset by the sale of WDKY-TV during the third quarter of 2020 and KGBT-TV during the first quarter of 2020 as well as higher spectrum repack reimbursements.

In the fourth quarter of 2020, we anticipate capital expenditures to increase from the third quarter of 2020. As discussed in Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect a significant amount of these expenditures will be reimbursed from the fund administered by the FCC.

Financing Activities

Net cash flows from financing activities decreased during the three and nine months ended September 30, 2020 when compared to the same periods in 2019. The decrease is primarily related to financing inflows during the prior year periods associated with the issuance of debt and Redeemable Subsidiary Preferred Equity for the acquisition of the Acquired RSNs. During the three and nine months ended September 30, 2020, net cash flows used in financing activities primarily related to the redemption of Redeemable Subsidiary Preferred Equity and repurchases of Class A Common Stock, partially offset by the proceeds from loans under the A/R Facility. See Share Repurchase Program under Note 1. Nature of Operations and Summary of Significant Accounting Policies, Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing, and Note 4: Redeemable Noncontrolling Interests within our Consolidated Financial Statements for further discussion.

In August and November 2020, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the nine months ended September 30, 2020, we entered into agreements which increased estimated contractual amounts owed for program rights and content for the remainder of 2020, years 2021-2022, 2023-2024, and 2025 and thereafter by $14 million, $164 million, $171 million, and $88 million, respectively, as of September 30, 2020.

As of September 30, 2020, there were no other material changes to our contractual cash obligations.

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

The impact of the outbreak of the novel coronavirus (COVID-19) continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties continue to impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. See Distribution Revenue in Revenue Recognition, Sports Programming Rights, and Impairment of Goodwill and Definite-Lived Intangible Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within our Consolidated Financial Statements for a further discussion on how COVID-19 has impacted distribution revenue, sports rights expense, and the value of goodwill and definite-lived intangible assets, respectively. Our estimates may further change in the future as the COVID-19 pandemic continues, new events occur, and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2020.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 23, 2019, DSG acquired the Acquired RSNs. See RSN Acquisition under Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for more information. We have integrated policies, processes, people, technology, and operations for the acquired company.

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

See Litigation under Note 5. Commitments and Contingencies within our Consolidated Financial Statements for discussion related to certain pending lawsuits.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this report, there have been no material changes to risk factors we previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows, the economy, our advertisers, Distributors, and their subscribers.

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

As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. The COVID-19 pandemic has triggered a period of global economic slowdown. The impact of COVID-19 on the remainder of 2020 and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions taken by federal, state, and local governments to limit the length and severity of the global economic slowdown. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows due to, among other factors:

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

•
lack of liquidity and access to capital resources that may cause one or more Distributors or advertisers to be unable to meet their obligations to us or to otherwise seek modifications of such obligations;

•
the significant disruption to the operations of the professional sports leagues and the macroeconomy caused by COVID-19 may result in the recognition of impairment charges on our goodwill and definite-lived intangible assets;

•
we may be unable to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, and increase our future interest expense;

•
the financial impact of COVID-19 could negatively affect our future compliance with financial and other covenants of the Bank Credit Agreements and the indentures governing the STG Notes and the DSG Notes, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness; and

•
the interruption to global supply chains caused by COVID-19 could impact our ability to migrate off of various transition services provided by the seller of acquired assets which we rely upon to conduct our business in the local sports segment; and

•
the potential negative impact on the health of our executive officers, employees or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our headquarters located in Hunt Valley, Maryland, could result in a deterioration in our ability to ensure business continuity during a disruption.

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

Our ability to generate revenues is dependent upon media rights agreements with professional sports teams. As of September 30, 2020, we had a weighted average remaining life of 10 years under our exclusive media rights agreements. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are to renew such agreements, our results of operations could be adversely affected if increases in sports programming rights costs outpace increases in affiliate fee and advertising revenues. In addition, one or more of these sports teams may seek to establish their own programming network or join one of our competitor's networks or regional sports network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Also, there is a risk that certain rights can be distributed via digital rights and the RSNs would not have the same monetization for such rights.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
07/01/20 – 07/31/20	3,505,478	$18.88	3,505,478	$462
08/01/20 – 08/31/20	768,526	$20.72	768,526	$880
09/01/20 – 09/30/20	—	$—	—	$—

(a)	All repurchases were made in open-market transactions.

(b)
On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of September 30, 2020, the remaining authorization under the program was $880 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1
Loan and Security Agreement, dated as of September 23, 2020, by and among Diamond Sports Finance SPV, LLC, as borrower, the persons from time to time party thereto as lenders, Fox Sports Net, LLC, as initial servicer, Credit Suisse AG, New York Branch, as administrative agent and Wilmington Trust, National Association, as collateral agent, paying agent and account bank.

10.2	Purchase and Sale Agreement, dated as of September 23, 2020, by and among Fox Sports Net, LLC, certain persons identified therein as originators and Diamond Sports Finance SPV, LLC, as purchaser.

10.3	Performance Guaranty, dated as of September 23, 2020, by Fox Sports Net, LLC in favor of Credit Suisse AG, New York Branch, as administrative agent.

10.4*	Employment Agreement by and between Diamond Sports Group, LLC and Steve Rosenberg, dated July 20, 2020.

31.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

31.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).

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

101*
The Company's Consolidated Financial Statements and related Notes for the quarter ended September 30, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2020.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer/Corporate Controller
(Authorized Officer and Chief Accounting Officer)