Form 10-K
period 2020-12-31
SINCLAIR BROADCAST GROUP INC
filed 2021-03-01
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At June 30, 2020, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $951 million based on the closing sales price of $18.46 on the NASDAQ stock market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 25, 2020
Class A Common Stock	49,331,103
Class B Common Stock	24,727,682
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10,11,12,13, and 14) of this Annual Report on Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. When we use words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or similar expressions, we are making forward-looking statements. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those listed below in summary form and as more fully described under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (SEC), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. Risk Factors, before deciding whether to invest in our securities.

The following is a summary of the material risks relating to our operations, our broadcast and local sports segments, and our debt.

•The COVID-19 pandemic or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows, the economy, our advertisers, our leagues and teams, viewership, Distributors, and their subscribers.
•Our strategic acquisitions and investments could pose various risks and increase our leverage.
•If the rate of decline in the number of subscribers to Distributor services increases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material adverse effect on our revenues.
•We may not be able to renegotiate distribution agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated currently, or in the future, may require us to share revenue from distribution agreements with them.
•We face intense, wide-ranging competition for viewers and advertisers.
•Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.
•We depend on the appeal of our programming, which may be unpredictable, and increased programming costs may have a material negative effect on our business and our results of operations.
•Further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition and results of operations.
•Theft of our intellectual property may have a material negative effect on us and our results of operations, and we may become subject to infringement or other claims relating to our consent or technology.
•Cybersecurity risks, cyber incidents, data privacy, and other information technology failures could adversely affect us and disrupt our operations.
•We could be adversely affected by labor disputes and legislation and other union activity.
•The effects of the economic environment could require us to record an asset impairment of goodwill and indefinite-lived intangible assets.
•Unrelated third parties may bring claims against us based on the nature and content of information posted on our linear programming, social platforms and websites maintained by us.
•The Smiths exercise control over most matters submitted to a shareholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.

•Our advertising revenue can vary substantially from period to period based on many factors beyond our control. This volatility affects our operating results and may reduce our ability to repay debt, or service our debt, or reduce the market value of our securities.
•We purchase television programming in advance based on expectations about future revenues. Actual revenues may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.
•We internally originate television programming in advance based on expectations about future revenues. Actual revenues could fluctuate and may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.
•We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.
•We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of Federal Communications Commission's (FCC) indecency, children's programming, sponsorship identification, and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.
•Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.
•The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.
•We have invested and will continue to invest in new technology initiatives which may not result in usable technology or intellectual property.
•Our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.
•Our local sports segment’s success depends on distribution revenue we receive, the loss of which or renewal of which on less favorable terms may have a material negative effect on us and our results of operations.
•Our joint venture arrangements are subject to a number of operational risks that could have a material adverse effect on our business, results of operations and financial condition.
•Our local sports segment is substantially dependent on the popularity of the Major League Baseball (MLB), National Basketball Association (NBA), and National Hockey League (NHL) teams whose media rights we control.
•Our advertising revenue can vary substantially from period to period based on many factors beyond our control, which volatility may adversely affect our results of operations.
•We may be obligated to make certain payments to local teams during labor disputes.
•We may need to obtain FCC-regulated licenses for regional sports network video distribution.
•Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
•We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
•Despite our current level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.
•Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.
•A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans.
•The total assets, net income and attributable EBITDA of our subsidiary guarantors of the Diamond Sports Group, LLC (DSG) notes may decrease substantially if our existing subsidiary guarantors cease to be wholly-owned as a result of the issuance of equity of the subsidiaries to third parties.
•Our joint venture agreements contain provisions which may result in cash payments that would reduce our ability to repay our obligations under our debt.
•Financial and economic conditions may have an adverse impact on our industry, business, and results of operations or financial condition.

PART I
ITEM 1.            BUSINESS

We are a diversified television media company with national reach and a strong focus on providing high-quality content on our local television stations, regional and national sports networks, and digital platforms.  The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us.  Additionally, we own digital media products that are complementary to our extensive portfolio of television station and regional sports network related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

We are a Maryland corporation founded in 1986.  Our principal executive offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030.  Our telephone number is (410) 568-1500 and our website address is www.sbgi.net.  The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

Segments

As of December 31, 2020, we have two reportable segments: broadcast and local sports. Our broadcast segment is comprised of all of our television stations, which are owned and/or operated by our wholly-owned subsidiary, Sinclair Television Group, Inc. (STG) and its direct and indirect subsidiaries. Our local sports segment is comprised of our regional sports networks, which are owned and operated by our subsidiary, Diamond Sports Group, LLC (DSG) and its direct and indirect subsidiaries. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within the other segment. Other is not a reportable segment but is included for reconciliation purposes.

Broadcast

As of December 31, 2020, our broadcast segment consists primarily of our broadcast television stations. We own, provide programming and operating services pursuant to local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 188 stations in 88 markets. These stations broadcast 628 channels, including 240 channels affiliated with primary networks or program service providers comprised of:  FOX (57), ABC (40), CBS (31), NBC (25), CW (48), and MyNetworkTV (MNT) (39).  The other 388 channels broadcast programming from programming services including Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Grit, Me TV, Stadium, TBD, Telemundo, This TV, UniMas, Univision, Weather, and two channels broadcasting independent programming. Solely for the purpose of this report, these 188 stations and 628 channels are referred to as “our” stations and channels, and the use of such term shall not be construed as an admission that we control such stations or channels.  Refer to our Television Markets and Stations table later in this Item 1. for more information.

Our broadcast segment provides free over-the-air programming to television viewing audiences in the communities we serve through our local television stations.  The programming that we provide on our primary channels consists of network provided programs, locally-produced news, local sporting events, programming from program service arrangements, syndicated entertainment programs, and internally originated programming. We provide live, local sporting events on many of our stations by acquiring the local television broadcast rights for these events or through our relationship with national networks.

We are one of the nation's largest producers of local news. We produce more than 2,500 hours of news per week at 130 stations in 82 markets. During 2020, our stations were awarded with 356 journalism awards, including one National Edward R. Murrow award.

Our broadcast segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from traditional multi-channel video programming distributors (MVPDs), such as cable and satellite providers; virtual MVPDs (vMVPDs, and together with MVPDs, "Distributors"), which distribute multiple television channels through the internet without supplying their own data transport infrastructure; and other over-the-top (OTT) distributors that deliver live and on-demand programming over the internet, for the right to distribute our channels on their distribution platforms without a subscription with a Distributor. We also earn revenues by selling digital advertisements on third-party platforms and providing digital content to non-linear devices via websites, mobile, and social media advertisements. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience. We attract most of our national television advertisers through national marketing representation firms which have offices in New York City, Los Angeles, Chicago, Atlanta, and Dallas. Our local television advertisers are primarily attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 600 marketing consultants and 90 local sales managers company-wide.

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

Television Markets and Stations. As of December 31, 2020, our broadcast segment owns and operates or provides programming and/or sales and other shared services to television stations in the following 88 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, D.C.	9	6	WJLA, WDCO-CD, WIAV-CD	ABC
Seattle / Tacoma, WA	12	6	KOMO, KUNS	ABC
Minneapolis / St. Paul, MN	14	4	WUCW	CW
Portland, OR	21	7	KATU, KUNP	ABC
St. Louis, MO	23	4	KDNL	ABC
Raleigh / Durham, NC	24	7	WLFL, WRDC	CW, MNT
Pittsburgh, PA	26	7	WPGH, WPNT	FOX, MNT
Baltimore, MD	28	8	WBFF, WNUV(c), WUTB(d)	FOX, CW, MNT
Nashville, TN	29	10	WZTV, WNAB(d), WUXP	FOX, CW, MNT
Salt Lake City, UT	30	10	KUTV, KMYU, KJZZ, KENV(d)	CBS, MNT, IND
San Antonio, TX	31	9	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Columbus, OH	33	11	WSYX, WTTE(c), WWHO(d)	ABC, CW, MNT, FOX
Asheville, NC / Greenville, SC	35	9	WLOS, WMYA(c)	ABC, MNT
Cincinnati, OH	36	8	WKRC, WSTR(d)	CBS, CW, MNT
Milwaukee, WI	37	3	WVTV	CW, MNT
Austin, TX	38	2	KEYE	CBS
West Palm Beach / Ft Pierce, FL	39	13	WPEC, WTVX, WTCN-CD, WWHB-CD	CBS, CW, MNT
Las Vegas, NV	40	9	KSNV, KVCW	NBC, CW, MNT
Grand Rapids / Kalamazoo / Battle Creek, MI	41	3	WWMT	CBS, CW
Harrisburg / Lancaster / Lebanon / York, PA	42	4	WHP	CBS, CW, MNT
Oklahoma City, OK	44	7	KOKH, KOCB	FOX, CW
Birmingham / Tuscaloosa, AL	45	15	WBMA-LD, WDBB(c), WTTO, WABM	ABC, CW, MNT
Norfolk, VA	46	4	WTVZ	MNT
Greensboro / High Point / Winston-Salem, NC	47	7	WXLV, WMYV	ABC, MNT
Providence, RI / New Bedford, MA	52	4	WJAR	NBC
Buffalo, NY	53	7	WUTV, WNYO	FOX, MNT
Fresno / Visalia, CA	55	12	KMPH, KMPH-CD, KFRE	FOX, CW
Richmond, VA	56	5	WRLH	FOX, MNT
Mobile, AL / Pensacola, FL	57	12	WEAR, WPMI(d), WJTC(d), WFGX	ABC, NBC, IND, MNT
Wilkes Barre / Scranton, PA	58	10	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Little Rock / Pine Bluff, AR	59	4	KATV	ABC
Albany, NY	60	7	WRGB, WCWN	CBS, CW
Tulsa, OK	61	4	KTUL	ABC
Dayton, OH	65	8	WKEF, WRGT(d)	ABC, FOX, MNT
Spokane, WA	66	3	KLEW	CBS
Des Moines, IA	68	4	KDSM	FOX
Green Bay / Appleton, WI	69	8	WLUK, WCWF	FOX, CW
Wichita, KS	70	19	KSAS, KOCW, KAAS, KAAS-LP, KSAS-LP, KMTW(c)	FOX, MNT
Roanoke / Lynchburg, VA	71	4	WSET	ABC
Omaha, NE	72	7	KPTM, KXVO(c)	FOX, CW, MNT
Flint / Saginaw / Bay City, MI	73	11	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Charleston / Huntington, WV	75	8	WCHS, WVAH(d)	ABC, FOX
Columbia, SC	76	4	WACH	FOX
Rochester, NY	77	7	WHAM(d), WUHF	ABC, FOX, CW
Portland, ME	78	7	WPFO(d), WGME	FOX, CBS
Toledo, OH	80	4	WNWO	NBC

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Madison, WI	81	4	WMSN	FOX
Paducah, KY / Cape Girardeau, MO	84	8	KBSI, WDKA	FOX, MNT
Harlingen / Weslaco / Brownsville / McAllen, TX	85	2	KGBT	TBD
Syracuse, NY	87	6	WTVH(d), WSTM	CBS, NBC, CW
Chattanooga, TN	88	7	WTVC, WFLI(d)	ABC, FOX, CW, MNT
Charleston, SC	89	3	WCIV	ABC, MNT
Champaign / Springfield / Decatur, IL	90	17	WICS, WICD, WRSP(d), WCCU(d), WBUI(d)	ABC, FOX, CW
Savannah, GA	91	4	WTGS	FOX
Cedar Rapids, IA	92	8	KGAN, KFXA(d)	CBS, FOX
El Paso, TX	93	8	KFOX, KDBC	FOX, CBS, MNT
South Bend-Elkhart, IN	98	2	WSBT	CBS, FOX
Myrtle Beach / Florence, SC	99	9	WPDE, WWMB(c)	ABC, CW
Tri-Cities, TN-VA	100	7	WEMT(d), WCYB	FOX, NBC, CW
Boise, ID	101	8	KBOI, KYUU-LD	CBS, CW Plus
Greenville / New Bern / Washington, NC	102	8	WCTI-TV, WYDO(d)	ABC, FOX
Reno, NV	104	9	KRXI, KRNV(d), KNSN(c)	FOX, NBC, MNT
Lincoln and Hastings-Kearney, NE	105	9	KHGI, KWNB, KWNB-LD, KHGI-CD, KFXL	ABC, FOX
Johnstown / Altoona, PA	107	4	WJAC	NBC, CW Plus
Tallahassee, FL	108	8	WTWC, WTLF(d)	NBC, FOX, CW Plus
Eugene, OR	113	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	CBS, NBC, CW Plus
Yakima / Pasco / Richland / Kennewick, WA	117	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW Plus
Traverse City / Cadillac, MI	118	11	WGTU(d), WGTQ(d), WPBN, WTOM	ABC, NBC
Macon, GA	120	3	WGXA	FOX, ABC
Peoria / Bloomington, IL	123	1	WHOI	TBD
Bakersfield, CA	125	8	KBFX-CD, KBAK	FOX, CBS
Corpus Christi, TX	130	3	KSCC	FOX, MNT
Amarillo, TX	131	8	KVII, KVIH	ABC, CW Plus
Chico-Redding, CA	132	15	KRCR-TV, KCVU(d), KRVU-LD, KKTF-LD, KUCO-LD	ABC, FOX, MNT
Medford / Klamath Falls, OR	134	4	KTVL	CBS, CW Plus
Columbia / Jefferson City, MO	135	4	KRCG	CBS
Beaumont / Port Arthur / Orange, TX	144	8	KFDM, KBTV(d)	CBS, CW Plus, FOX
Sioux City, IA	148	14	KPTH, KPTP-LD, KBVK-LP, KMEG(d)	FOX, MNT, CBS
Albany, GA	154	4	WFXL	FOX
Gainesville, FL	160	8	WGFL(c), WNBW(c), WYME-CD(c)	CBS, NBC, MNT
Missoula, MT	161	6	KECI-TV, KCFW	NBC
Wheeling, WV / Steubenville, OH	163	3	WTOV	NBC, FOX
Abilene / Sweetwater, TX	165	4	KTXS-TV, KTES-LD	ABC, CW Plus
Quincy, IL / Hannibal, MO / Keokuk, IA	174	3	KHQA	CBS, ABC
Butte / Bozeman, MT	185	6	KTVM-TV, KDBZ-CD	NBC
Eureka, CA	193	10	KAEF-TV, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW Plus, MNT
San Angelo, TX	197	3	KTXE-LD	ABC, CW Plus
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		628

(a)Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of September 2020.
(b)We broadcast programming from the following providers on our channels and the channels of our JSA/LMA partners:

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
ABC	40	30	August 31, 2022
FOX	57	42	December 31, 2023
CBS	31	24	October 31, 2023 through December 31, 2024
NBC	25	17	December 31, 2021
CW	48	37	August 31, 2021 through August 31, 2024
MNT	39	32	August 31, 2021
Total Major Network Affiliates	240

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
Antenna TV	23	21	December 31, 2019 through January 1, 2024
Azteca	2	1	August 31, 2020
Bounce	1	1	August 31, 2019
Charge	67	59	(2)
Comet	90	74	(2)
DABL	30	29	October 31, 2022
Decades	1	1	January 31, 2022
Estrella	1	1	September 30, 2022
GetTV	5	5	June 30, 2017
Grit	1	1	December 31, 2019
IND	2	2	N/A
MeTV	19	15	August 31, 2022 through August 1, 2024
Stadium	52	48	(2)
TBD	77	65	(2)
Telemundo	1	1	December 31, 2022
This TV	1	1	November 1, 2014
UniMas	1	1	December 31, 2021
Univision	8	5	December 31, 2021 through November 30, 2022
Weather	6	4	December 31, 2017
Total Other Affiliates	388

Total Television Channels	628

(1)When we negotiate the terms of our network affiliations or program service arrangements, we generally negotiate on behalf of our owned stations affiliated with that entity simultaneously, except in certain circumstances. This results in substantially similar terms for our stations, including the expiration date of the network affiliations or program service arrangements. If the affiliation agreement expires, we may continue to operate under the existing affiliation agreement on the same terms and conditions until a new affiliation agreement is entered into.

(2)An owned and operated network, which is carried on our multicast distribution platform or the platform of our JSA/LMA partners. Thus, there is no expiration date.

(c)The license assets for these stations are currently owned by third parties. We provide programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.
(d)The license and programming assets for these stations are currently owned by third parties. We provide certain non-programming related sales, operational, and administrative services to these stations pursuant to service agreements, such as JSAs and SSAs.
(e)We provide programming, sales, operational, and administrative services to this station, of which 50% is owned by a third party.

Local sports

On August 23, 2019, we completed the acquisition of the controlling interests in certain regional sports network brands and Fox College Sports (collectively, the Acquired RSNs) from The Walt Disney Company (Disney). See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion. In February 2019, we announced a joint venture with the Chicago Cubs (Cubs) that owns and operates Marquee Sports Network (Marquee, and, collectively with the Acquired RSNs, the RSNs), a regional sports network based in Chicago, Illinois. Marquee debuted February 22, 2020 with the airing of the Cubs’ first Spring Training game and is the Chicago-region’s exclusive network for fans to view live Cubs games, exclusive Cubs content, and other local sports programming. On August 29, 2019 we acquired a minority equity interest in the Yankee Entertainment and Sports Network (the YES Network), a regional sports network based in New York, New York.

Through our RSNs and the YES Network, we own equity interests in the largest collection of regional sports networks in the United States, broadcasting approximately 4,800 professional sports games and producing approximately 24,800 hours of new content each year. As a result of the modified sports seasons due to the COVID-19 pandemic, during the year ended December 31, 2020, our RSNs and the YES Network broadcast approximately 2,270 professional sports games and produced approximately 12,200 hours of new content. Our RSNs and the YES Network are located in attractive, highly-populated geographic areas of the United States with significant local viewership and 45 of the most exciting professional sports teams. Our RSNs are a premier destination for local sports viewership, with premium live sports content reaching approximately 52 million subscribers nationally, excluding YES Network subscribers. Our RSNs and the YES Network have an extensive footprint that includes exclusive long-term agreements with 16 Major League Baseball (MLB) teams, 17 National Basketball Association (NBA) teams and 12 National Hockey League (NHL) teams. Within our sports network portfolio are 21 regional sports network brands (to be rebranded as 19 Bally Sports network brands), Marquee, and a minority equity interest in the YES Network. We generate revenues by distributing our networks to Distributors, and from the sale of advertising inventory.

In connection with our agreement with Bally's Corporation (Bally's), our RSNs will be rebranded with the Bally Sports name. See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 6. Other Assets within the Consolidated Financial Statements for further discussion. As of December 31, 2020, our RSNs have relationships with the following professional teams.

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
San Antonio Spurs

As of December 31, 2020, we also hold a minority interest in the YES Network, which has long term agreements with the New York Yankees and Brooklyn Nets. We also own Fox College Sports which offers collegiate programming throughout the country.

Other

Owned Networks and Content

We own and operate Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows; Tennis Magazine, the sport’s largest print publication; and Tennis.com (collectively, Tennis), the most visited online tennis platform in the world.

We also own and operate various networks carried on distribution platforms owned by us or others, including: Comet, our science fiction network; CHARGE!, our adventure and action-based network; TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America; and Stadium, a network that brings together professional sports highlights and college games.

Our internally developed content, in addition to our local news, includes Ring of Honor (ROH), our professional wrestling promotion; The National Desk hosted by Jan Jeffcoat (The National Desk); and Full Measure with Sharyl Attkisson (Full Measure), our national Sunday morning investigative and political analysis program.

Digital and Internet

In January 2019, we launched STIRR, a national free, ad-supported direct-to-consumer (DTC) streaming app, which offers live and on-demand content spanning entertainment, sports, and news. With more than 6 million app downloads to date, STIRR had a break-out year and exceeded expectations with viewership up significantly, doubling the number of average monthly users and minutes viewed for the full year compared to a year ago. Driving this growth is STIRR’s local news channel, STIRR City, the addition of exclusive local on-demand rights, over 120 free TV channels, and two commercial free channels that cover both local and national elections and Covid-19 live press conferences from across the country. STIRR’s growth throughout the year enabled it to reach critical mass for national and local advertisers.

We earn revenues from Compulse Integrated Marketing (Compulse), a full-service digital agency which uses our digital expertise, including our OTT advertising platform, CompulseOTT, to help businesses run social media, search, advertising, email marketing, web design, mobile marketing and creative services, audience extension, and navigate and compete in a world of constant innovation and changes in consumer behavior.

DataSphere Technologies, provides marketing services to small businesses across the country and works in partnership with multiple media companies, including Sinclair. NewsON is a free, ad-supported app that provides instant access to live or on-demand local news broadcasts, including non-Sinclair affiliate partners. Sinclair Digital Ventures focuses on investment in emerging digital technologies, ad tech, and digital content companies that support, complement, or expand the Company's businesses.

In November 2020, we entered into agreements for a long-term, enterprise-wide strategic partnership with Bally's Corporation (Bally's) to combine Bally's vertically integrated, proprietary sports betting technology and expansive market access footprint with our premier portfolio of local broadcast stations, RSNs, Tennis Channel, STIRR and digital and over-the-air television network Stadium. This partnership is expected to enhance the gamification of live sports to provide audiences a first-of-its-kind interactive viewing experience and drive legalized sports betting monetization. In connection with the agreement, we also received various equity interests in Bally's. See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 6. Other Assets within the Consolidated Financial Statements for further information.

Technical Services

We own subsidiaries which are dedicated to providing technical services to the broadcast industry, including: Acrodyne Technical Services, a provider of service and support for broadcast transmitters throughout the world; Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna; and ONE Media 3.0, whose purpose is to develop business opportunities, products, and services associated with the NEXTGEN TV broadcast transmission standard and TV platform. We have also partnered with several other companies in the design and deployment of NEXTGEN TV services including: Saankhya Labs to develop NEXTGEN TV technologies to be used in consumer devices; Cast.era, a joint venture with South Korea’s leading mobile operator, SK Telecom, to develop wireless, cloud infrastructure and artificial intelligence technologies; and BitPath, a joint venture with Nexstar Media Group, to deploy and exploit datacasting models using NEXTGEN capabilities.

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

Customers

In 2020, the broadcast and local sports segments had three customers, AT&T, Charter Communications, and Comcast, that individually exceeded 10% of consolidated revenue. Any disruption in our relationship with these customers could have a material adverse effect on the broadcast segment, the local sports segment, and our results of operations.

Operating Strategy

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers.

Our stations seek to broadcast live local and national sporting events that would appeal to a large segment of the local community.  Moreover, our stations produce local news at 130 stations in 82 markets. See News below for further discussion. Our stations also seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.

Television advertising prices are based on ratings information measured and distributed by Nielsen and Comscore. Ratings methodologies have been changing rapidly due to advancements in technology and changes in the manners in which viewers consume news, sports, and entertainment. Certain new methodologies are currently not accredited by the Media Rating Council (MRC), an independent organization that monitors rating services, and may not reflect actual viewership levels.

Our RSNs intend to continue to invest in producing popular sports programming, and measure audience engagement and needs to determine what our sports fans value most and to continue to work to deliver premier sports content in the markets in which we operate.

Our RSNs intend to continue investing in technologies that improve the viewer experience of our loyal sports fans and that will help tell the "story" of a sports game and make our offering more appealing to the viewer. These technologies could allow the viewer to control the camera angle, add customized audio tracks to the broadcast, integrate social media, overlay statistics, gaming or otherwise customize his or her experience. Additionally, our broad rights position us to benefit from new viewing technologies as they are developed, such as virtual, augmented and mixed reality. As these technological capabilities develop, we will invest in bringing them to our premium live sports content.

News.  Through local news, our mission is to serve our communities by sharing relevant information to alert, protect, and empower our audiences. We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. Our news stations also produce content on digital platforms such as websites, mobile applications, OTT distributors, and social media. During the year ended December 31, 2020, 34% of our stations' net time sales were earned during the local news we produce each week.

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in nine markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

In addition to our traditional local news stories, we have utilized our national reach and physical presence in the nation's capital to provide our local viewers with broader national news stories which are relevant to our local viewers.

Our local news coverage is supported by our national news desk and Capitol Hill bureau. These teams focus on providing context and perspective to important stories in the daily news cycle. This content provides a significant point of difference with a focus on accountability reporting. Available on-air and online, the bureau not only expands our news presence, but gives our local station viewers an opportunity to hear the views of their members of Congress through programs such as "Connect to Congress," our weekly on-air and digital feature which provides an electronic video pathway for lawmakers to speak to their constituents. Our weekly investigative news program, Full Measure with Sharyl Attkisson, reinforces our mission to provide our fearless storytelling on significant topics of public importance.

In January 2021, we launched our original news program, The National Desk, on 68 of our stations, including MNT and CW, on STIRR, and across all of our news websites. The National Desk is hosted by award-winning anchor Jan Jeffcoat, who provides audiences with commentary-free news coverage from both a local and national perspective. Leveraging Sinclair’s expansive local news footprint, The National Desk elevates some of the most important stories occurring in cities and towns across the country. With reporters residing in the communities they cover, The National Desk has access to real stories from the perspectives of those they affect directly. The goal of The National Desk is to leverage these assets into a single news program for a national audience. The program also supplements expansive local coverage by bringing the most important national headlines to audiences.

We have a national investigative team of 15 journalists, plus more than 30 local investigative reporters. We plan to continue to grow our investigative footprint, and to provide in-depth stories not covered elsewhere.

We provide our viewers with "Town Halls," which bring together our viewers to discuss major local and national topics. In 2018 we began producing the "Your Voice Your Future Opioid Town Hall" and in 2019 we produced 25 Town Halls on the opioids crisis. The year 2020 was a unique year, yet productive. Overall, we produced 143 Town Halls. Our stations produced 53 debates, 16 hour long discussions on race relations, and 18 "COVID Town Halls", helping our viewers cope and decipher information to help their families through very difficult times. Since launching our commitment to give a voice to our viewers, our Town Halls have produced over 835 hours to address the needs of and educate our audience.

With more than 6 million app downloads to date, STIRR had a break-out year and exceeded expectations with viewership up significantly, doubling the number of average monthly users and minutes viewed for the full year compared to a year ago. Driving this growth is STIRR’s local news channel, STIRR City, the addition of exclusive local on-demand rights, over 120 free TV channels, and two commercial free channels that cover both local and national elections and Covid-19 live press conferences from across the country. We also own NewsOn, a single app to watch live, local news on mobile and OTT devices.

Sports. Live sports have remained highly popular with fans and advertisers. Sports programming generally elicits strong emotional responses and attracts a loyal and passionate following among fans. Our premium live sports programming typically attracts viewership demographics that are highly desirable to advertisers. Sports viewership among the key 25 to 54 year-old demographic continues to outperform all other content. Every sports season is a new chapter in a story that has continued for decades and is popular across fans from multiple generations. As media has continued to trend toward on-demand consumption, sports events have remained an ‘‘appointment viewing’’ event. As such, live sports content is frequently the most watched programming in a local market on most nights.

Through our RSNs and the YES Network, we own equity interests in the largest collection of regional sports networks in the United States, located in attractive, highly-populated geographic areas with significant local viewership and 45 of the most exciting professional sports teams. Our RSNs are a premier destination for local sports viewership, with premium live sports content reaching approximately 52 million subscribers nationally, excluding YES Network subscribers. Our RSNs and the YES Network have an extensive footprint that includes exclusive long-term agreements with 16 Major League Baseball (MLB) teams, 17 National Basketball Association (NBA) teams and 12 National Hockey League (NHL) teams.

Tennis has certain telecast rights to the US Open, Wimbledon, Roland Garros (French Open), Australian Open, ATP World Tour events, WTA competitions, Fed Cup, Laver Cup and the ATP Cup; and College and Junior events and exhibitions. Our stations also broadcast programming and other content provided by Tennis and we provide access to certain events through our premium OTT offering, Tennis Channel Plus. Tennis also includes Tennis.com, the most visited online tennis platform in the world. Tennis' complementary offerings allow us to provide greater and more in depth tennis content to consumers on TV, internet, and print.

Additionally, some of our stations have the local television broadcast rights for certain sporting events, including MLB, NBA, NHL, National Football League (NFL) preseason, and certain other college and high school sports. Our CW and MNT stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS, and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS, and NBC have network arrangements to broadcast certain MLB, NBA, NHL, NFL, and Professional Golf Association (PGA) events, as well as other popular sporting events.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, our stations have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2020 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming cost by creating original high-quality programming that is distributed on our broadcast platform.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force, which is comprised of approximately 600 marketing consultants and 90 local sales managers company-wide. Excluding political advertising revenue, distribution revenues, and other local revenues, 45% and 62% of net time sales were local for the years ended December 31, 2020 and 2019, respectively. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

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

Multi-Channel Broadcasting.  FCC rules allow television broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides our stations' viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2020, our stations have 441 multi-channels in our digital spectrum.

Distribution Agreements.  We have distribution agreements with Distributors and other OTT distributors who compensate us for the right to retransmit our stations, RSNs, and other offerings on their respective distribution platforms. Our successful negotiations with Distributors and other OTT distributors have created agreements that produce meaningful sustainable revenue streams. We intend to maintain the strong relationships with our Distributors and other OTT distributors and believe our local news, sports and entertainment content positions us to continue to expand our agreements within all of these distribution platforms. However, we cannot guarantee that some Distributors and other OTT distributors will not drop carriage of our channels. Many of our existing sports programming rights agreements include springing rights that automatically provide our RSNs with the rights to additional forms of distribution if the leagues permit their teams to exploit those distribution rights, enabling us to continue to adapt to changing consumption habits.

Improvement and Maintenance of Our Distribution Platforms.  Our Acrodyne and Dielectric subsidiaries are leaders in servicing and manufacturing broadcast infrastructure. As a result, we maintain a strong infrastructure through which we provide high quality uninterrupted content on our stations. These subsidiaries are critical in the buildout of the infrastructure behind the NEXTGEN TV for both our stations and other broadcasters.

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

We continue to expand our digital distribution platforms through initiatives such as our video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer and allows us to ingest and redistribute content across our platform so that we can break news first.  By using a single ad-serving system across all of our web sites, mobile apps, and other digital assets, we are able to streamline our sales workflow, optimize yield, and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying DTC and OTT initiatives, such as STIRR, as well as our own content applications.

Additionally, we have continued to develop business opportunities, products, and services associated with NEXTGEN TV as discussed under Development of Next Generation Wireless Platform below.

Our RSNs seek to maximize growth in our advertising revenue. We believe that through higher quality non-game programming and multiplatform offerings, we will be able to drive incremental improvements in our RSN advertising revenues. We believe political advertising, which historically has been a relatively small portion of our RSN advertising revenue, could be an avenue to grow advertising dollars given our RSNs’ large viewing audiences. Our live sports content is appealing to both national and local advertisers and is diverse across industries. In addition, we believe that the legalization of sports betting provides incremental opportunities for the business to generate higher advertising revenue due to increased advertising spend from certain customers, increased viewer engagement ratings, creation of the RSNs' digital app and optimization of digital impressions.

Many of our existing sports programming rights agreements include springing rights that automatically provide our RSNs with the rights to additional forms of distribution as soon as the leagues permit their teams to exploit those distribution rights. As more of our RSNs are permitted to expand into digital streaming, we expect to monetize our viewership by selling targeted advertising on our digital feeds and by introducing our digital agency services to our RSN advertisers. We believe that our RSN portfolio is well-positioned to capitalize on the ongoing transition of the media world to digital and mobile viewing.

We believe that the legalization of sports betting provides incremental opportunities for the business to generate higher advertising revenue due to increased advertising spend from certain customers and from increased viewer engagement and ratings. In November 2020, we entered into agreements for a long-term strategic partnership with Bally's to combine Bally's vertically integrated, proprietary sports betting technology and expansive market access footprint with our premier portfolio of local broadcast stations and RSNs, STIRR, Tennis Channel and digital and over-the-air television network Stadium. This will create further gamification of live sports that will provide audiences a first-of-its-kind personalized and interactive viewing experience.

Strategic Realignment of Media Portfolio.  We routinely review potential media acquisitions, dispositions, swaps, or develop original networks and content. We expect to continue to assess acquisition and investment opportunities to complement our existing stations, RSNs, and other businesses. As we evaluate potential acquisitions and investments, we intend to focus on making disciplined, accretive acquisitions and investments that will complement our existing portfolio of television stations and RSNs while providing increased scale. At any given time, we may be in discussions with one or more media owners.

Digital and Internet. Our digital properties, Compulse, STIRR, Datasphere, and NewsOn are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand our digital capabilities and non-linear footprint.

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

NEXTGEN TV will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic Internet Protocol (IP) based pipe, we also will be able to distribute data including text, audio, video, and software. While our one-to-many architecture will remain a strength, we will be able to deliver “the last mile” from program/data origination to the consumer's receiver device across a more robust system, connect legacy ATSC 1.0 televisions to NEXTGEN TV using broadcast hot spots and wi-fi functionality, and provide compatible data-offload service offerings in conjunction with certain 5G platforms. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic-targeted advertising; customizable content; better measurement and analytics; the ability to interface with devices connected to the Internet; flexibility to add streams as needed; substantially enhanced picture quality with immersive audio; connectivity to automobiles, including 3D mapping, telematics and infotainment; geo-location services; data wholesale models; and other content delivery networks. Conditional access capabilities also permit broadcasters to offer secure “skinny-bundle” pay services as well as various video-on-demand type offerings. In addition, NEXTGEN TV provides new emergency and information capabilities, including advanced alerting functions which can provide crucial rich media including evacuation routes and device wake-up features. All of these features will be available to mobile and portable devices, allowing us to reach viewers virtually anywhere. In January 2020, we announced the formation of Cast.era, a joint venture with SK Telecom, focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.
In order to bring this technology to the market, we have partnered with technology leaders to develop broadcasting solutions and services in the U.S. and globally. We have also formed a joint venture with other broadcasters, BitPath, to promote spectrum efficiency and innovation, aggregate and monetize underutilized spectrum capacity over which to deliver national services, and create opportunities such as robust video and data exchange. We continue to work with other NEXTGEN TV stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NEXTGEN TV and 5G data delivery, and design NEXTGEN TV receiver chips for mobile, portable and fixed devices. We expect the implementation and adoption of NEXTGEN TV to occur over the next three years. In 2020, we and the industry began deployment of NEXTGEN TV capabilities on some of our own television facilities and in conjunction with other station operators in our markets, as well as non-Sinclair markets. As of the end of January 2021, NEXTGEN TV had been launched in 12 of our markets. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models.
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

Although historically renewal of a license is granted in the vast majority of cases, even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed or, if renewed, that the renewal terms will be for the maximum term permitted.

All of our stations' most recent license renewal applications have been granted for the maximum term permitted. The current television license renewal application cycle began on June 1, 2020. On November 26, 2018, the American Cable Association (ACA) filed an informal request with the FCC seeking to require the early filing of renewal applications for the licenses of four of our stations, and an individual filed a similar informal request on July 22, 2019 with respect to our Baltimore, MD station, WBFF(TV), and two Baltimore stations with which we have a JSA or LMA (WUTB(TV) and WNUV(TV)). The FCC dismissed both informal requests on April 29, 2020. The individual requestor filed an application for review of the FCC’s dismissal on May 22, 2020, which the FCC declined to act on prior to the ordinary June 1, 2020 renewal application filing deadline for the stations. On September 1, 2020, the same individual filed a petition to deny the license renewal applications of WBFF(TV), WUTB(TV), and WNUV(TV). We filed an opposition to the petition on October 1, 2020 with respect to WBFF(TV), and the petition remains pending at this time. We cannot predict when the FCC will take action on the petition or what the outcome of such action will be. To date, we have timely filed all renewal applications due for our stations during this renewal application cycle.

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

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In addition, pursuant to what is known as the equity-debt-plus rule, a major programming supplier or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. Further, the Communications Act generally prohibits foreign parties from having more than a 20% interest (voting or equity) in a broadcast licensee or more than a 25% interest in the parent of that licensee without receiving prior FCC approval to exceed these limits. Following a Declaratory Ruling in 2013 in which the FCC indicated that it was open to considering proposals for foreign investment in broadcast licenses that exceed the 25% benchmark on a case by case basis, on September 29, 2016, the FCC adopted a Report and Order which among other things, (i) simplified the foreign ownership approval process for broadcast licensees seeking to exceed the 25% benchmark and (ii) modified the methodology a licensee may use to determine compliance with the foreign ownership rules.

We and our subsidiaries are domestic entities, and the members of the Smith family (who, as of December 31, 2020, together hold approximately 81.1% of the common voting rights of Sinclair) are all United States citizens. Our articles of incorporation contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the articles of incorporation, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule and Newspaper / Broadcast Cross-Ownership Rule.  Until February 2018, the FCC’s rules (i) limited the combined number of television and radio stations a party could own in a market to up to two television stations and six radio stations, depending on the number of independent media voices in the market (radio/television cross ownership rule), and (ii) prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market (newspaper/broadcast cross ownership rule). On November 20, 2017, the FCC released an Order on Reconsideration (Ownership Order on Reconsideration) that, among other changes, eliminated the radio/television cross-ownership rule and the newspaper/broadcast cross-ownership rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration were filed before the U.S. Court of Appeals for the Third Circuit and we filed to intervene in the proceeding. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration. Petitions for rehearing en banc were filed with the Third Circuit by the FCC and industry intervenors (including the Company) on November 7, 2019. The Third Circuit denied the petitions for rehearing on November 20, 2019 and the court’s mandate issued on November 29, 2019. On April 17, 2020, the FCC and industry intervenors (including us) filed petitions for writ of certiorari with the U.S. Supreme Court, which petitions were granted on October 2, 2020. The briefing schedule concluded on January 12, 2021, and oral argument was heard on January 19, 2021. We cannot predict the outcome of the proceeding. While the proceeding remains pending before the Supreme Court, the FCC’s rules that were in effect prior to February 2018, remain in effect.

National Ownership Rule. The national television viewing audience reach cap is 39%. Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Additionally, because VHF stations (channels 2 through 13) historically covered a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the UHF discount). On September 6, 2016, the FCC released a Report and Order eliminating the UHF discount (the UHF Discount Order), and on April 21, 2017, the FCC released an Order on Reconsideration (the UHF Discount Order on Reconsideration) to reinstate the UHF discount pending a future rulemaking to examine the UHF discount together with the national audience reach cap. The UHF discount was reinstated on June 15, 2017 and is currently in effect. A Petition for Review of the UHF Discount Order on Reconsideration was filed in the U.S. Court of Appeals for the D.C. Circuit on May 12, 2017, and was dismissed by the Court on July 25, 2018. On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the national audience reach cap, including the UHF discount. The rulemaking proceeding remains pending. We cannot predict the outcome of the rulemaking proceeding.

The majority of the stations we own and operate, or to which we provide programming services, are UHF. With the UHF discount, our current reach (for FCC purposes) is approximately 25% of U.S. households. See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount.

Local Television Ownership Rule.  A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market (local television ownership rule) only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market (the top-four rule) and the market containing both of the stations would contain at least eight independently owned full-power television stations post-acquisition (the eight voices test). The Ownership Order on Reconsideration eliminated the eight voices test and also modified the top-four rule to permit parties to own up to two top-four rated stations in the same market on a case-by-case basis. On September 23, 2019, the Third Circuit vacated and remanded the Ownership Order on Reconsideration. On September 23, 2019, the Third Circuit vacated and remanded the Ownership Order on Reconsideration. The Third Circuit’s decision was appealed to the Supreme Court, which granted certiorari and heard oral argument on January 19, 2021. We cannot predict the outcome of the proceeding. While the proceeding remains pending before the Supreme Court, the FCC’s rules that were in effect prior to February 2018, including the top-four rule and the eight voices test, remain in effect.

Local Marketing and Outsourcing Agreements

Certain of our stations have entered into agreements with other stations in the same market, through which we provide programming and operating services pursuant to LMAs or provide sales services and other non-programming operating services pursuant to outsourcing agreements, such as JSAs and SSAs. LMAs are attributable where a licensee holds an attributable interest in a television station and (i) programs more than 15% of the weekly broadcast hours and/or (ii) sells more than 15% of the weekly advertising time on another television station in the same market. LMAs existing prior to November 5, 1996, which include all of our LMAs, are currently grandfathered until further FCC action. If the FCC were to eliminate the grandfathering of these LMAs, we would have to terminate or modify these LMAs.

In August 2016, the FCC completed both its 2010 and 2014 Quadrennial Regulatory Reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014 were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. The Third Circuit vacated and remanded the Ownership Order on Reconsideration on appeal in September 2019, resulting in the reinstatement of the majority of the Ownership Order, including the JSA attribution rule. The Third Circuit’s decision was appealed to the Supreme Court, which granted certiorari and heard oral argument on January 19, 2021. While the proceeding remains pending before the Supreme Court, the FCC’s rules that were in effect prior to February 2018, including the JSA attribution rule, remain in effect. We cannot predict the outcome of the proceeding. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see Changes in rules on local marketing agreements under "The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets." within Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

Satellite Carriage

The Satellite Home Viewer Act (SHVA), as extended by The Satellite Home Viewer Improvement Act of 1999 (SHVIA), the Satellite Home Viewer Extension and Reauthorization Act (SHVERA), the Satellite Television Extension and Localism Act of 2010 (STELA) and the Satellite Television Extension and Localism Act Reauthorization (STELAR) among other things, (i) allows satellite carriers to provide local television signals by satellite within a station market, and requires them to carry all local signals that asserted carriage rights in any market where they carry any local signals, (ii) requires all television stations to elect to exercise certain “must-carry” or “retransmission consent” rights in connection with their carriage by satellite carriers, and (iii) authorizes satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances. In adopting fiscal year 2020 appropriations legislation, Congress allowed STELAR to sunset on December 31, 2019 but made permanent STELAR’s (1) requirements that broadcasters and Distributors negotiate retransmission content in good faith and (2) distant signal satellite license provisions for recreational vehicles, truckers, tailgaters and short markets. To qualify for the permanent license, satellite operators were required to begin delivering local-into-local service in all currently “unserved” markets by the appropriations bill’s May 31, 2020 deadline.

Must-Carry / Retransmission Consent

Television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.   By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA. Must carry rights are not absolute and are dependent on a number of factors which may or may not be present in a particular case.  Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.  We have elected to exercise our retransmission consent rights with respect to all of our stations. In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. Under these rules, unless the stations are directly or indirectly under common de jure control as permitted under the FCC regulations, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market, nor may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information.

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC's then-Chairman Wheeler announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will agree to terminate the Rulemaking without action.

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

Other Pending Matters

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

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of NEXTGEN TV and adopting rules to afford broadcasters flexibility to deploy NEXTGEN TV based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. The Report and Order took effect on March 5, 2018, except for certain rules that required approval from the Office of Management and Budget which became effective on July 17, 2018. On June 3, 2020, the Commission adopted the Second Report and Order and Order on Reconsideration, providing additional guidance to broadcasters deploying NEXTGEN TV. Rule changes associated with the Second Report and Order and Order on Reconsideration became effective on August 17, 2020. On November 9, 2020, the National Association of Broadcasters filed a Petition for Declaratory Ruling and Petition for Rulemaking requesting that the FCC (1) clarify that its existing regulatory framework for the hosting of simulcast primary programming streams also applies to simulcast multicast streams, and (2) expand the application of these rules to cover the transmission of ATSC 1.0 multicast streams regardless of whether those streams are simulcast in ATSC 3.0. We cannot predict whether the FCC will grant the petitions or what the outcome of such proceedings would be.

Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as DTC offerings, direct television broadcast satellite service, Class A television service, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the internet and mobility, and portability of our broadcast signal to hand-held devices.

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC reassigned some stations to new post-auction channels. Full-power and Class A stations were expected to complete the transition to their post-auction channels in one of ten phases between November 30, 2018 and July 3, 2020. As of December 31, 2020, all of our stations have transitioned to new channels, with two stations operating with special temporary authority at lower power. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. Congress allocated an additional $1 billion to the reimbursement fund in the FCC Reauthorization Act of 2018. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of our participation, results, and post-auction process.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules, pursuant to the statutory requirement that the FCC review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” The proposed rulemaking generally seeks comment on, among other things, whether the, the local television ownership rules (including the top-four rule and the eight voices test), should be retained, modified, or eliminated. With respect to the local television ownership rule specifically, among other things, the proposed rulemaking seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the proposed rulemaking examines further several diversity related proposals raised in the 2014 Quadrennial Regulatory Review. The public comment period closed on May 29, 2019, and the rulemaking remains pending.

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

COMPETITION

Our stations and RSNs compete for audience share and advertising revenue with other television stations and cable networks in their markets, as well as with other advertising media such as Distributors, other OTT distributors, cable networks, video on-demand, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, internet, and other digital media.

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

Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs.  Our stations are located in highly competitive DMAs. Distributors can increase competition for viewership and broadcast television advertising inventory by carrying additional cable network channels within the same DMA as the broadcast television stations. Distributors sell advertising on these cable networks to local advertisers. These narrow cable network channels are typically low rated, and, as a result, advertisements are inexpensive to the local advertisers. Distributors may also connect two or more cable systems together, also called an interconnect, which gives advertisers the option to reach more households in a market with a single buy. In addition, certain of our DMAs are overlapped by over-the-air stations from adjacent DMAs and Distributors of stations from other DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations. In addition, there is significant increased competition with Google, Facebook, social media, OTT offerings and the multitude of other digital offerings that air video advertisements and sell programmatically to agencies and advertisers. Distributor and OTT offerings have the ability to either blanket the market or target their advertising which broadcast stations do not.

Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is critical to the RSNs. The RSNs compete for telecast rights for teams or events with national or regional cable networks that specialize in or carry sports programming; television ‘‘superstations’’ which distribute sports and other programming by satellite; local and national commercial broadcast television networks; independent syndicators that acquire and resell such rights nationally, regionally and locally; mobile internet providers; and other OTT distributors. Some of these competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. The RSNs may also compete with Internet-based distributors of sports programming. The increasing amount of sports programming available on a national basis, including pursuant to national rights arrangements, as part of league-controlled sports networks (e.g., NBA TV and NHL Network), and in out-of-market packages (e.g., NBA’s League Pass and NHL Center Ice), may have an adverse impact on the RSNs' competitive position as they compete for distribution and for viewers.

The RSNs also compete with other programming networks to secure desired programming, although some of the RSN programming is generated internally through their efforts in original programming. Competition for programming will increase as the number of programming networks increases. Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries or sports teams may have a competitive advantage over the RSNs in this area.

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

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming.  Telephone companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes.  Additionally, OTT services allow consumers to consume programming on-demand through access to the Internet and without a subscription with a Distributor. We continue to compete with the OTT services for viewership.

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

The financial success of our stations' and RSNs' also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of competing programming and the availability of other entertainment activities.

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

HUMAN CAPITAL

We believe that our ability to attract and retain the best employees is a cornerstone of our vision of connecting people with content everywhere. As of December 31, 2020, we had approximately 11,600 employees, including part-time and temporary employees. Approximately 2,000 employees are represented by labor unions under certain collective bargaining agreements.

Corporate Culture

We are committed to maintaining a safe, ethical, and harassment free workplace. We recognize that our success as a team, and in our communications with one another, is grounded in our ability to trust team members to be fully engaged and to do the right thing. We support trusting relationships by offering clear guidance, structure, resources, and accountability. To this end, we maintain governance policies that apply to all of our directors, officers, and employees, including a code of business conduct and ethics, employee safety program, and no harassment and open-door policies. These policies are intended to help identify, provide mechanisms for reporting, and provide a framework for solving potential issues. These policies are reviewed and updated by management, together with the Board, as our needs grow and change and upon stakeholder feedback and changes in applicable laws, regulations, and stock exchange requirements.

We value and support diversity and inclusion at all levels. Diversity and inclusion have been fundamental from our very beginning and we take pride in being an equal opportunity employer. Diversity, inclusion, equal employment opportunity, and strong anti-discrimination policies go hand-in-hand and efforts related to one area complement other areas. Our Diversity and Inclusion Statement establishes clarity and alignment throughout our organization, at all levels, regarding how we connect with each other by embracing diversity and promoting inclusion among our employees, viewers, and customers. All employees are asked to honor the intent of our Diversity and Inclusion Statement in their daily activities and decisions and are required to take part in workplace diversity training.

Over several decades, our local television stations have built recruiting and outreach programs that encourage diversity in our workforce. Our activities are designed to ensure broad outreach to potential applicants by widely disseminating information concerning job vacancies, providing notification to community groups, attending diverse job fairs, participating in other various recruitment outreach activities, and providing training to managers on equal employment opportunity and illegal discrimination.

Employee Engagement

We regularly gather feedback from employees to gain an understanding of and improve our employee experience and to foster an engaged workforce. This feedback is used to help create new, and refine existing, employee related programs and processes. Most recently, we gathered results from a company-wide Remote Work Survey in order to gain insights about our business during the COVID-19 pandemic. 90% of responding employees agreed that they have been well-supported during the COVID-19 pandemic.

Our Innovation project is a strategic lever that drives revenue, reduces waste, and engages employees to serve our customers and shareholders as a pioneer in the industry. We believe that the "next big idea" could come from anyone, anywhere and so, in 2020 began an effort to gather innovation ideas from employees company-wide. At our third annual Innovation Summit in November 2020, we brought together over 120 innovators to learn, expand our thinking, celebrate, and spark new and different ideas.

Health, Safety, and Wellness

The health, safety, and wellness of our employees is vital to our success. We maintain and continuously enhance affordable health care and recently reduced the waiting period for benefits to begin for new employees, improved paid time off benefits, and expanded the use of sick leave to allow for when employees cannot work due to child or dependent care issues. We continuously work to improve our practices, policies, and benefits to make meaningful impacts on our employees professional and personal lives. We also sponsor an employee assistance program aimed at enhancing the physical well-being, as well as the financial and mental well-being, of our employees.

In response to the COVID-19 pandemic, we implemented safety protocols to protect our employees, including many of our employees continuing to work remotely while employees who cannot work remotely continue to follow strict Center for Disease Control protocols such as physical distancing, monitoring and daily reporting on the health and symptoms of employees and members of the employees’ households, wearing face coverings, limiting interaction, and limiting non-essential travel.

Compensation

Our employee compensation includes market-competitive pay, a 401(k) plan, an employee stock purchase plan, healthcare benefits, paid time off and family leave, and employer paid life and disability insurance. We continue to improve upon our compensation offerings. Recently, we increased the number of hours of eligible vacation time rollover, increased our 401(k) match for all employees, and increased our minimum hourly wage to $15 for all applicable employees, including all employees whose minimum wage was previously tied to state and federal mandates. In response to the COVID-19 pandemic, we allowed eligible employees to cash out up to 40 vacation hours to assist with family hardships and we established a multimillion-dollar emergency fund to provide support to our RSN freelancers, as the cancellation of certain live sports deprived these freelancers of work.

PROTECTION OF THE ENVIRONMENT

Our business primarily relates to providing content to consumers digitally, which has minimal environmental impact, but we recognize that we all have a role to play in protecting the environment. We produce high quality news to increase our viewers' general awareness of environmental issues and programs by providing them information on how they can participate in improving environmental sustainability. Our corporate offices and stations participate in sustainability initiatives, such as proactively replacing lights with LED bulbs, reducing the use of paper products, and, whenever possible, recycling paper products and using automation systems to better manage HVAC systems. Additionally, in relation to the FCC's National Broadband Plan spectrum repack process and general updates, we have installed over 100 new, energy efficient television transmitters. These updated transmitters are typically 25% more energy efficient than the units that they replace and generate less waste heat, which allows for a reduction of air conditioning systems at the transmitter sites.

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

Risks relating to our operations

The COVID-19 pandemic or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows, the economy, our advertisers, our leagues and teams, viewership, Distributors, and their subscribers.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Over the course of 2020 and continuing into 2021, the COVID-19 pandemic and measures put in place to prevent the spread of the virus has had a significant negative impact on the global economy, including many industries in which our customers operate, curtailing advertising revenue. The pandemic has also resulted in disruptions to professional sports resulting in fewer games produced during the year, which negatively impacted advertising and distribution revenue.

The impact of COVID-19 on future periods will depend significantly on the duration and potential cyclicality of the health crisis, the related public policy actions taken by federal, state, and local governments to limit the length and severity of the global economic slowdown, and the timing for, and success of, the COVID-19 vaccination program. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows due to, among other factors:

•the suspension, and possible cancellation, of some or all of the MLB, NBA and NHL seasons, and tennis tournaments;

•the requirement of our RSNs to pay professional sports team minimum rights fees, regardless of the number of games played in a season;

•the need to reimburse Distributor affiliation fees related to canceled professional sporting events;

•loss of advertising revenue due to postponement or cancellation of professional sporting events;

•loss of advertising revenue as advertisers may be more reluctant to purchase advertising spots/impressions due to reduced consumer spending as a result of shelter in place and stay at home orders;

•lack of liquidity and access to capital resources that may cause one or more Distributors or advertisers to be unable to meet their obligations to us or to otherwise seek modifications of such obligations;

•the significant disruption to the operations of the professional sports leagues and the macroeconomy caused by COVID-19 may result in the recognition of impairment charges on our goodwill and definite-lived intangible assets;

•we may be unable to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, and increase our future interest expense;

•the financial impact of COVID-19 could negatively affect our future ability to pay dividends, and comply with financial and other covenants of the term loans and revolving credit agreements of STG and DSG (individually, the STG Bank Credit Agreement and the DSG Bank Credit Agreement, and together, the Bank Credit Agreements), the indentures governing STG’s and DSG’s outstanding notes, and the accounts receivable securitization facility (A/R Facility), and the failure to comply with such covenants could result in a default that accelerates the payment of such debt; and

•the interruption to global supply chains caused by COVID-19 could impact our ability to migrate off of various transition services provided by the seller of acquired assets which we rely upon to conduct our business in the local sports segment; and

•the potential negative impact on the health of our executive officers, employees or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our headquarters located in Hunt Valley, Maryland, could result in a deterioration in our ability to ensure business continuity during a disruption.

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

We have pursued and intend to selectively continue to pursue strategic acquisitions and investments, subject to market conditions, our liquidity, and the availability of attractive acquisition and investment candidates, with the goal of improving our business. We may not be able to identify attractive acquisitions or investment targets, or we may not be able to fund additional acquisitions or investments in the future.

Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations and could strain our human resources. For example, as a result of our acquisition of the Acquired RSNs in August 2019, we borrowed approximately $8.2 billion, substantially increasing our leverage and debt service requirements. Additionally, we may not be able to successfully implement effective cost controls, achieve expected synergies, or increase revenues as a result of an acquisition.  In addition, future acquisitions may result in our assumption of unexpected liabilities, may result in the diversion of management's attention from the operation of our core business and may limit our ability to generate higher returns elsewhere.

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities, such as the DOJ.  The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations or businesses if the FCC or other regulatory authority believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations or other regulations. There can be no assurance that future acquisitions will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or businesses will not have an adverse outcome on the transaction.

If the rate of decline in the number of subscribers to Distributor services increases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material adverse effect on our revenues.

During the last few years, the number of subscribers to Distributor services in the United States has been declining, and the rate accelerated in 2020, as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news, sports and other entertainment, including through the so-called “cutting the cord” and other consumption strategies. The Distributor subscriber decline has led to a decline in subscribers from some of our stations and networks. For example, subscribers of the Acquired RSNs fell by high single digits percent during the year ended December 31, 2020 on a same Distributor basis. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks.

If Distributor service offerings are not attractive to consumers for any reason (pricing, increased competition from OTT and DTC services, increased dissatisfaction with the quality of Distributor services, poor economic conditions or other factors), more consumers may (i) cancel their Distributor service subscriptions, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at lower prices, or (iii) elect to subscribe to Distributors with smaller bundles of programming which may not include our programming networks.

If the rate of decline in the number of Distributor service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include our programming networks, this may have a material adverse effect on our revenues.

We may not be able to renegotiate distribution agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated currently, or in the future, and they may require us to share revenue from distribution agreements with them.

As distribution agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements. This may cause revenues and/or revenue growth from our distribution agreements to decrease under the renegotiated terms despite the fact that our current distribution agreements include automatic annual fee escalators. In addition, certain networks or program service providers with which our stations are affiliated are currently, or in the future are expected to, require us to share revenue from distribution agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements. Generally, our distribution agreements and agreements with networks or program service providers are for different lengths of time and expire in different periods. If we are unable to negotiate a distribution agreement or the revenue received as part of those agreements declines over time, then we may be exposed to a reduction in or loss from distribution revenue net of revenue shared with networks and program service providers. We cannot predict the outcome or provide assurances as to the outcome of any future negotiations relating to our distribution agreements or what impact, if any, they may have on our financial condition and results of operations. See Television Markets and Stations within Item 1. Business for a listing of current expirations of our affiliation agreements.

We face intense, wide-ranging competition for viewers and advertisers.

We compete, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming services, and other content offered by distributors. We also compete for viewers and advertisers with OTT and DTC, mobile media, radio, motion picture, home video, stadiums and arenas, and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control) and variety of the programming offered and the effectiveness of marketing efforts.

With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics, among others. Some of our competitors are large companies that have greater financial resources available to them than we do, which could impact our viewership and the resulting advertising revenues.

Rivals that may have greater resources than we have include:

•other local free over-the-air broadcast television and radio stations;

•Distributors, such as telecommunication companies, cable providers and direct broadcast satellite providers;

•print media providers such as newspapers, direct mail and periodicals;

•internet search engines, internet service providers, social media platforms, websites, and mobile applications;

•OTT technologies;

•Distributor "skinny" packages;

•mobile television; and

•other emerging technologies.

Competition from other broadcasters or other content providers and changes in technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

New technology and the subdivision of markets

Distributors are developing or have developed new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store, and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen or Comscore and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations for live viewing Digital Video Recording playback are limited to seven days past the original air date. Additionally, in most markets, no credit is given for online viewing. The effects of new ratings data methodologies, many of which are used in our markets, and the ability of such methodologies to be a reliable standard that can be used by advertisers is still under review for accreditation from The MRC. Local audience measurement has been severely impacted by the COVID-19 pandemic. Nielsen relies heavily on in-person recruitment and maintenance, so social distancing guidelines have not allowed for proper sample maintenance. As a result, panels have become skewed, unbalanced, and less reliable. Due to this issue, MRC accreditation for certain data have been put on hiatus as Nielsen works to correct their local panels.

Distributors may include over-the-air antennas within their set-top boxes allowing them to provide free over-the-air signals to their subscribers which could result in decreases in our distribution revenues received for our signal being carried on their channels.

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

In addition, we rely on third parties for broadcast, entertainment, news, sports and other programming for our stations and networks. We compete with other providers of programming to acquire the rights to distribute such programming. If we fail to continue to obtain broadcast, entertainment, news, sports and other programming for our stations and networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on us and our results of operations.

Further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition and results of operations.

Distributors lobby to change the regulations under which retransmission consent is negotiated before both Congress and the FCC in order to increase their bargaining leverage with television stations.

In September 2015, the FCC released a Notice of Proposed Rulemaking to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. In July 2016, the FCC's then-Chairman Wheeler announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations, however, the proceeding remains open.

As further described under Item 1. Business – Federal Regulation of Television Broadcasting, the FCC also has pending a Further Notice of Proposed Rulemaking which seeks additional comment on whether it has authority to, and should, eliminate or modify its network non-duplication and syndicated exclusivity rules.

The FCC rules governing “good faith” retransmission consent negotiations provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

The FCC’s prohibition on the possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules and certain joint retransmission consent negotiations may affect our ability to sustain our current level of distribution revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations.

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

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news, sports and advertising content, digital products, order entry, fulfillment, and other business processes. Despite our security measures (including, multi-factor authentication, security information and event management and firewalls and testing tools), network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses or other destructive or disruptive software, process breakdowns, or malicious or other activities could result in a disruption of our services and operations. These events could also result in, but are not limited to, the improper disclosure of personal data or confidential information, including through third parties which receive any of such information on a confidential basis for business purposes and could be subject to any of these events, and damage our reputation or require us to expend significant resources to remedy. The occurrence of any of these events, and the additional regulations relating to this area and the costs related thereto, could have a material adverse effect on us. While we maintain insurance to cover losses related to cybersecurity risks, such policies may not be sufficient to cover all losses,

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements. Approximately 2,000 of our employees and freelance employees are represented by labor unions under collective bargaining agreements.  If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages.  Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time.  Our stations and RSNs also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts, which could adversely affect our advertising revenues and results of operations. The amounts paid under our sports rights agreements could be negatively impacted by rising professional player salaries, collective bargaining agreements or changes in the league mandated salary caps. Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

The effects of the economic environment could require us to record an asset impairment of goodwill and indefinite-lived intangible assets.

We are required to analyze goodwill and certain other intangible assets for impairment. The accounting guidance establishes a method of testing goodwill and certain other intangible assets, such as broadcast licenses and customer relationships, for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived asset below its carrying value. For example, during the year ended December 31, 2020, with respect to our local sports segment, as a result of the loss of three Distributors, existing Distributors experiencing elevated levels of subscriber erosion which we believe was influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the then-current economic environment, the COVID-19 pandemic and related uncertainties, we recorded non-cash impairment charges of approximately $4,264 million. For additional information regarding impairments to our goodwill and intangible assets, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements.

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

Risks related to our concentrated voting stock ownership

The Smiths exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.

As of December 31, 2020, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith hold shares representing approximately 81.1% of our common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of our stockholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions. The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share. Our Class A Common Stock has only one vote per share. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as transfers effected for estate planning purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. In addition, the Smiths hold four of our board of directors' seats and, therefore, have the power to exert significant influence over our corporate management and policies. The Smiths have entered into a stockholders' agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025.

Although in the past the Smiths have recused themselves from related person transactions, circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other security holders and the Smiths would have the ability to cause us to take actions in their interest. In addition, the Smiths could pursue acquisitions, divestitures, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other security holders. Further, the concentration of ownership the Smiths possess may have the effect of discouraging, delaying, or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2021 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which in turn (i) could, as discussed under A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans within Item 1A. Risk Factors, under certain circumstances require us to offer to buy back some or all of our outstanding STG and DSG notes and could result in an event of default under each of the STG Bank Credit Agreement and the DSG Bank Credit Agreement and (ii) give Cunningham Broadcasting Corporation (Cunningham) the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a "change in control." Any such termination of LMAs could have an adverse effect on our results of operations. The FCC's multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets. See the risk factor below regarding the FCC's multiple ownership rules.

Risks relating to our broadcast segment

Our advertising revenue can vary substantially from period to period based on many factors beyond our control.  This volatility affects our operating results and may reduce our ability to repay debt or reduce the market value of our securities.

We rely on sales of advertising time for a significant portion of our broadcast segment revenues and, as a result, our operating results depend on the amount of advertising revenue we generate.  If we generate less advertising revenue, it may be more difficult for us to repay debt and meet our debt service obligations, and the value of our business may decline.  Our ability to sell advertising time depends on:

•the levels of automotive and services advertising, which historically have represented a large portion of our advertising revenue; for the year ended December 31, 2020 (a political year), services and automotive advertising represented 19% and 16%, respectively, of our advertising revenue and for the year ended December 31, 2019 (a non-political year), services and automotive advertising represented 22% and 25%, respectively, of our advertising revenue;

•the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the presidential election (as was the case in 2020), historically have represented a large portion of our advertising revenue; for the year ended December 31, 2020, political advertising represented 27% of our advertising revenue;

•the levels of political advertising, which are affected by political beliefs, public opinion, campaign finance laws, and the ability of political candidates and political action committees to raise and spend funds which are subject to seasonal fluctuations;

•the health of the economy in the areas where our television stations are located and in the nation as a whole;

•the popularity of our programming and that of our competition;

•the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•the effects of new rating methodologies;

•changes in the makeup of the population in the areas where our stations are located;

•the financial health of our underlying advertisers' businesses and demand for their products;

•the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, Distributors, internet and broadband content providers and other print, outdoor, social media, and media outlets serving in the same markets;

•OTT and other emerging technologies and their potential impact on cord-cutting;

•the impact of Distributors and OTT distributors offering "skinny" programming bundles that may not include all programming of television broadcast stations and/or cable channels, such as Tennis Channel;

•changes in pricing and sellout levels;

•the financial health of our underlying customers' that we provide management services to;

•the effectiveness of our salespeople; and

•other factors that may be beyond our control.

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

The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees. The amount and quality of programming provided by each network varies.  See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels as of December 31, 2020.

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

We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations. In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming pursuant to our affiliation agreements, may have a negative effect on our financial condition or results of operations. See Television Markets and Stations within Item 1. Business for a listing of current expirations of our affiliation agreements.

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children's programming, sponsorship identification, and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent. Although both broadcast network and our on-air talent have generally been professional and careful in what they say, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC. In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC. Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming. We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency. Also, the FCC has various rules governing children's television programming, including commercial matter limitations, and sponsorship identification. We are subject to such rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency, children's programming or sponsorship identification rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings. For example, as described under Litigation within FCC Litigation Matters under Note 13. Commitments and Contingencies within the Consolidated Financial Statements, on May 22, 2020, the FCC released an Order and Consent Decree pursuant to which we agreed to pay $48 million and implement a four year compliance plan to resolve various matters. There can be no assurance that future incidents that may lead to significant fines or other penalties by the FCC can be avoided.

From time to time, we may be the subject of an investigation from governmental authorities. For example, as described more fully under The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets below. On January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ relating to JSAs in a certain DMAs. We believe the DOJ has issued similar civil investigative demands to other companies in our industry. There can be no assurance that an investigation will not lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations.

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our broadcast segment, just as it does all other companies in the broadcasting industry.  We must obtain the FCC's approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station, or transfer the control of one of our subsidiaries that hold a license.  Our FCC licenses are critical to our broadcast segment operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

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

Television station ownership

As discussed in National Ownership Rule under Ownership Matters under Federal Regulation of Television Broadcasting within Item 1. Business, in December 2017, the FCC released a Notice of Proposed Rulemaking to examine the National Ownership Rule, including the UHF discount, which remains pending. Because we are near the 39% cap without application of the UHF discount, changes to the UHF discount or National Ownership Rule could limit our ability to acquire television stations in additional markets.

As discussed in Local Marketing and Outsourcing Agreements under Federal Regulation of Television Broadcasting within Item 1. Business, in August 2016, the FCC issued the Ownership Order to provide for the attribution of JSAs where two television stations are located in the same market and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs that existed prior to March 31, 2014, were allowed to remain in place until October 1, 2025, at which point they must be terminated, amended or otherwise come into compliance with the rules. These "grandfathered" JSAs could be transferred or assigned without losing grandfathering status. Subsequently, in its Ownership Order on Reconsideration, the FCC eliminated the JSA attribution rule. Petitions for Review of the Ownership Order on Reconsideration were filed before the Third Circuit, which vacated and remanded the Ownership Order on Reconsideration. That decision was ultimately appealed to the Supreme Court which granted certiori and heard oral argument on January 19, 2021. The Supreme Court’s decision remains pending. We have entered into outsourcing agreements (such as JSAs) whereby 34 stations provide various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets. For additional information, refer to Television Markets and Stations within Item 1. Business. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into LMAs pursuant to which we may provide programming to and sell advertising on a separately owned television station serving the same market. The FCC attributes LMAs to the programmer if the programmer provides more than 15% of a station’s weekly broadcast programming; provided, that, LMAs entered into prior to November 5, 1996, including ours, are currently exempt from attribution. The FCC may review these grandfathered LMAs in the future and if it determines to terminate or modify the grandfathered period and make all LMAs fully attributable we will be required to terminate or modify our grandfathered LMAs unless the FCC’s local ownership rules would permit us to own both stations. As of December 31, 2020, we provide services under grandfathered LMAs to eight television stations owned by third parties. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

As discussed in Other Pending Matters under Federal Regulation of Television Broadcasting within Item 1. Business, in December 2018, the FCC sought comment on whether certain of its ownership rules continue to be necessary in the public interest or whether they should be modified or eliminated. This proceeding remains open. Changes to these rules could result in the need to terminate or modify our LMAs, JSAs and other outsourcing agreements.

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

If we are required to terminate or modify our LMAs, JSAs and other outsourcing agreements, our business could be affected in the following ways:

•Loss of revenues. If the FCC requires us to modify or terminate existing arrangements, we would lose some or all of the revenues generated from those arrangements. We would lose revenue because we will have fewer demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.

•Increased costs. If the FCC requires us to modify or terminate existing arrangements, our cost structure would increase as we would potentially lose significant operating synergies and we may also need to add new employees. With termination of LMAs, we likely would incur increased programming costs because we will be competing with the separately owned station for syndicated programming.

•Losses on investments. As part of certain of our arrangements, we own the non-license assets used by the stations with which we have arrangements. If certain of these arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them. If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

•Termination penalties. If the FCC requires us to modify or terminate existing arrangements before the terms of the arrangements expire, or under certain circumstances, we elect not to extend the terms of the arrangements, we may be forced to pay termination penalties under the terms of certain of our arrangements. Any such termination penalties could be material.

•Alternative arrangements. If the FCC requires us to terminate the existing arrangements, we may enter into one or more alternative arrangements. Any such arrangements may be on terms that are less beneficial to us than the existing arrangements.

Failure of owner / licensee to exercise control

The FCC requires the owner / licensee of a station to maintain independent control over the programming and operations of the station. As a result, the owners / licensees of those stations with which we have outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances. The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased under our LMAs and therefore, uncertainty about the advertising revenue that we will receive from such programming. In addition, if the FCC determines that the owner / licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license. Any one of these scenarios, especially the revocation of or denial of renewal of a license, might result in a reduction of our cash flow or margins and an increase in our operating costs. In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

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

Risks relating to our local sports segment

Our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.

Our ability to generate revenues is dependent upon media rights agreements with professional sports teams. As of December 31, 2020, we had a weighted average remaining life of 10 years under our exclusive media rights agreements. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are to renew such agreements, our results of operations could be adversely affected if increases in sports programming rights costs outpace increases in distribution and advertising revenues. In addition, one or more of these sports teams may seek to establish their own programming network or join one of our competitor's networks or regional sports network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Also, there is a risk that certain rights can be distributed via digital rights and the RSNs would not have the same monetization for such rights.

Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The governing bodies of the MLB, NBA and NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”), which could have a material negative effect on our business and results of operations. For example, the League Rules define the territories in which we may distribute games of the teams in the applicable league. Changes to the League Rules, or the adoption of new League Rules, could affect our media rights agreements with the various teams and as consequence have a material negative effect on our business and results of operations. For example, the leagues may give digital rights and/or may allocate more games for national feeds to other Distributors, and/or may incentivize team participation in league-controlled sports networks.

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

Our local sports segment’s success depends on distribution revenue we receive, the loss of which or renewal of which on less favorable terms may have a material negative effect on us and our results of operations.

Our local sports segment’s success is dependent upon the existence and terms of our agreements with Distributors and other OTT distributors. Our existing agreements for our programming networks expire at various dates. Given the relatively short-term nature of our existing agreements, a number of agreements with Distributors are up for renewal and under negotiation at any given time. We cannot provide assurances that we will be able to renew these distribution agreements or obtain terms as attractive as our existing agreements in the event of a renewal. For example, in recent years, we have been unable to negotiate renewals of distribution agreements on satisfactory terms with three significant Distributors. Our affiliation agreements with Dish Network Corporation (Dish), YouTube TV, and Hulu expired on July 26, 2019, October 1, 2020 and October 23, 2020, respectively. For the twelve months ended June 30, 2019, revenue from Dish and its OTT service, Sling TV, accounted for 12% of the Acquired RSNs distribution revenue. For the twelve months ended September 30, 2020, revenue from YouTube TV and Hulu accounted for a combined 9% of the local sports segment’s distribution revenue. In addition, some of the affiliation agreements also include so-called "most favored nations" provisions which require that certain terms (including, potentially, the material terms) of such agreements are no less favorable than those provided to any similarly situated Distributors. If triggered, these most favored nations provisions could cause the amounts earned under these agreements to decrease, which could result in our inability to achieve the originally anticipated benefits of such agreements.

Distribution revenue constitutes the substantial majority of our local sports segment revenues. For the year ended December 31, 2020, local sports segment distribution revenue constituted 92% of our local sports segment revenue and 42% of our consolidated total revenue. Changes in distribution revenue generally result from a combination of changes in rates and subscriber counts. As described under If the rate of decline in the number of subscribers to Distributor services increases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material negative effect on our distribution revenue. during the last few years, the number of subscribers to Distributor services in the United States has been declining. We believe the decline has resulted from technological advancements that have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume sports, including through the so-called “cutting the cord” and other consumption strategies. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of, or reduction in carriage of, our programming networks, would adversely affect our distribution revenue. For example, Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues.

Our distribution agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year on our networks. If we were unable to meet these criteria, we could become subject to remedies available to the Distributors, which may include fee reductions, rebates or refunds and/or termination of these agreements. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. For example, decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 seasons have resulted, in some cases, in our inability to meet these minimum requirements and the need to reduce revenue based upon estimated rebates due to our distribution customers.

In addition, under certain circumstances, an existing agreement may expire and we may have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. While Distributors may continue to carry the services in certain of these circumstances until the execution of definitive renewal or replacement agreements (or until we or the Distributor determine that carriage should cease), Distributors may instead elect to stop carrying, or "blackout," the services upon the expiration of an agreement. Whether Distributors continue to carry the services or not during the renegotiation of our agreement with them, an expiration of an existing agreement without a renewal or replacement thereof may materially adversely affect our business results of operations or financial condition.

Occasionally, we may have disputes with Distributors over the terms of our agreements. If not resolved through business discussions, such disputes could result in litigation or actual or threatened termination of an existing agreement.

In addition, the pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers that receive our programming networks, thereby affording the largest Distributors significant leverage in their relationship with programming networks, including us. A substantial majority of our local sports segment distribution revenue comes from our top three Distributors. Further consolidation in the industry could reduce the number of Distributors available to distribute our programming networks and increase the negotiating leverage of certain Distributors, which could adversely affect our revenue. In some cases, if a Distributor is acquired, the distribution agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more distribution agreements with us on terms that are more favorable to us than that of the acquirer could have a material negative impact on us and our results of operations.

Our joint venture arrangements are subject to a number of operational risks that could have a material adverse effect on our business, results of operations and financial condition.

We have invested in a number of our RSNs through joint ventures with certain teams, and we may form additional joint ventures in the future. As of December 31, 2020, we were joint venture partners with six teams in the RSNs that distribute content for each respective team. The nature of the joint ventures requires us to consult with and share certain decision-making powers with unaffiliated third parties. Further, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected.

Our participation in joint ventures is also subject to the risks that:

•we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes.

•we may not be able to maintain good relationships with our joint venture partners, which could limit our future growth potential and could have an adverse effect on our business strategies.

•our joint venture partners could have investment or operational goals that are not consistent with our corporate-wide objectives, including the timing, terms and strategies for investments or future growth opportunities.

•our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their other obligations as joint venture partners, which could cause us to decide to infuse our own capital into any such venture on behalf of the related joint venture partner or partners despite other competing uses for such capital.

•some of our existing joint ventures require mandatory capital expenditures for the benefit of the applicable joint venture, which could limit our ability to expend funds on other corporate opportunities.

•some of our joint venture partners have exit rights that require us to purchase their interests upon the occurrence of certain events or the passage of certain time periods, which could impact our financial condition by requiring us to incur additional debt in order to complete such transactions or otherwise use cash that could have been spent on alternative investments.

•our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

•any sale or other disposition of our interest in a joint venture or underlying assets of the joint venture may require consents from our joint venture partners, which we may not be able to obtain.

•certain corporate-wide or strategic transactions may also trigger other contractual rights held by a joint venture partner (including termination or liquidation rights) depending on how the transaction is structured, which could impact our ability to complete such transactions.

Our local sports segment is substantially dependent on the popularity of the MLB, NBA and NHL teams whose media rights we control.

Our local sports segment is dependent on the popularity of the MLB, NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-field, on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased interest in such team, thereby improving viewership and advertising revenues. Alternatively, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising revenues and the terms on which our affiliation agreements are renewed. There can be no assurance that any sports team will generate or maintain fan enthusiasm or compete in post-season play, and the failure to do so could result in a material negative effect on us and our results of operations.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, which volatility may adversely affect our results of operations.

We rely on sales of advertising time for a portion of our local sports segment revenues and, as a result, our operating results depend on the amount of advertising revenue we generate. Our ability to sell advertising time depends on:

•the success of the automotive and service industries, which historically have provided a significant portion of our local sports segment advertising revenue;

•the health of the economy in the areas where our networks are located and in the nation as a whole;

•the popularity of our programming and that of our competition;

•the popularity of the sports teams with which we own rights;

•the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•the effects of new rating methodologies;

•changes in the makeup of the population in the areas where our networks are located;

•the financial health of our underlying advertisers' businesses and demand for their products;

•the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as radio stations, Distributors, internet and broadband content providers and other print, outdoor, social media, Internet and media outlets serving in the same markets;

•OTT and other emerging technologies and their potential impact on cord-cutting;

•the impact of Distributors and other OTT providers not offering our networks or offering "skinny" programming bundles that may not include all programming of our networks;

•changes in pricing and sellout levels;

•the effectiveness of our sales people;

•our ability to compete with Distributors that are selling the advertising time that we provide them, which they are able to bundle with other sports and other geographic locations;

•advertisers' desire to message to our viewer demographic;

•our ability to successfully implement a DTC and gamification strategy;

•our ability to successfully rebrand the RSNs;

•Bally's ability to pay for naming rights and advertising commitments, as well as successfully increase the value of their company;

•the effectiveness of the RSNs digital APP and ability to monetize impressions; and

•other factors that may be beyond our control.

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

Our RSNs require use of certain uplinks and downlink facilities for video distribution. Such facilities are licensed by the FCC and subject to FCC regulations. We do not currently own any such authorizations and have entered a transition services agreement whereby a third party, as the FCC-licensee of existing uplink and downlink licenses, provides services related to these authorizations. Upon termination or expiration of the transition services agreement, we may need to acquire such authorizations from the current licensee or obtain new authorizations. In either case, we would need to apply for and obtain prior FCC consent. From time to time, the FCC places limits or holds on applications related to such authorizations, and we cannot guarantee that the FCC will grant our applications.

Risks relating to our debt

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $12,551 million at December 31, 2020, compared to the book value of shareholders' deficit of $1,185 million on the same date.

Our high level of debt poses risks, including the following risks, particularly in periods of declining revenues:

•we may be unable to service our debt obligations, especially during negative economic, financial credit and market industry conditions;

•we may require a significant portion of our cash flow to pay principal and interest on our outstanding debt, especially during negative economic and market industry conditions;

•the amount available for joint ventures, working capital, capital expenditures, dividends and other general corporate purposes may be limited because a significant portion of cash flow is used to pay principal and interest on outstanding debt;

•if our distribution and advertising revenues decline, we may not be able to service our debt;

•if we are unable to renew team sports media rights or renew on less favorable terms, we may not be able to service our debt;

•our lenders may not be as willing to lend additional amounts to us for future joint ventures, working capital needs, additional acquisitions or other purposes;

•rating agencies may downgrade our corporate family rating and/or debt ratings which could impair our ability to raise funds, refinance debt, or incur a higher financing cost;

•the cost to borrow from lenders may increase or market rates may increase;

•our ability to access the capital markets may be limited, and we may be unable to issue securities with pricing or other terms that we find attractive, if at all;

•if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our debt or sell an equity interest in one or more of our RSNs to reduce debt service obligations;

•we may be limited in our flexibility in planning for and reacting to changes in the industry in which we compete;

•we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures; and

•we may not be able to comply with debt service requirements or other financial and affirmative and negative covenants.

Any of these events could reduce our ability to generate cash available for investment, repay, restructure or refinance our debt, seek additional debt or equity capital, make capital improvements or to respond to events that would enhance profitability.

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of equity interests in our RSNs, other material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The STG Bank Credit Agreement, the DSG Bank Credit Agreement, the A/R Facility, and each of the indentures that govern the STG and DSG notes restrict our ability to dispose of assets and use the proceeds from such dispositions and restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders under the STG Bank Credit Agreement, the DSG Bank Credit Agreement, and the A/R Facility could terminate their commitments to loan us money, the lenders could foreclose against the assets securing their obligations and we, STG and/or DSG could be forced into bankruptcy or liquidation.

Despite our current level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.

We and our subsidiaries may be able to incur significant additional debt in the future. Although the terms of the debt instruments to which we are subject contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the additional debt incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute debt. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Interest rates may increase in the future. As a result, interest rates on the obligations under the STG Bank Credit Agreement, the DSG Bank Credit Agreement, the A/R Facility, or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2020, approximately $5,839 million principal amount of our debt relates to the STG Bank Credit Agreement, the DSG Bank Credit Agreement, and the A/R Facility, in each case subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our debt, would correspondingly decrease.
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
Our existing financing agreements prevent us from taking certain actions and require us to meet certain tests.  These restrictions and tests may require us to conduct our business in ways that make it more difficult to repay unsecured debt or decrease the value of our securities and business.  These restrictions and tests include the following:

•restrictions on the incurrence, assumption or guaranteeing of additional debt, or the issuance of disqualified stock or preferred stock;

•restrictions on our ability to guarantee and pledge our assets as security for debt;

•restrictions on our ability to prepay or redeem certain debt;

•restrictions on payment of dividends, the repurchase of stock and other payments relating to our capital stock;

•restrictions on some sales of certain assets and the use of proceeds from asset sales;

•restrictions on mergers and other acquisitions, satisfaction of conditions for acquisitions and a limit on the total amount of acquisitions without the consent of bank lenders;

•restrictions on permitted investments;

•restrictions on the lines of business we and our subsidiaries may operate; and

•financial ratio and condition tests including, the ratio of total debt to consolidated EBITDA, as adjusted, the ratio of first lien debt to consolidated EBITDA, as adjusted, and the ratio of consolidated EBITDA, as adjusted, to fixed charges.

Future financing arrangements may contain additional restrictions and tests. In addition, the limited liability company agreement governing the terms of the preferred equity of Diamond Sports Holdings LLC (DSH), an indirect parent of DSG and one of our indirect wholly-owned subsidiaries, that we issued in connection with the acquisition of the Acquired RSNs (Redeemable Subsidiary Preferred Equity), restricts DSH’s and its subsidiaries' ability to pay dividends and make distributions relating to its capital stock, and future issuances of equity by DSH. All of these restrictive covenants may limit our ability to pursue our business strategies, prevent us from taking action that could increase the value of our securities or may require actions that decrease the value of our securities.

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

Certain of our debt agreements will contain cross-default provisions with other debt, which means that a default under certain of our debt instruments may cause a default under such other debt. As of December 31, 2020, a default under the DSG notes or DSG Bank Credit Agreement would not trigger a cross-default under the STG Bank Credit Agreement or the STG notes, or vice versa. In addition, as of December 31, 2020, a default under the A/R Facility would not trigger a default under the terms of any of our other debt.

If we breach certain of our debt covenants, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing such debt. In addition, if any other debtholder of either STG or DSG were to declare its loan due and payable as a result of a default, the holders of the respective debt of STG (STG Bank Credit Agreement and STG notes) or DSG (DSG Bank Credit Agreement, DSG notes, and the A/R Facility), might be able to require us to pay those debts immediately.

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

As of December 31, 2020, we are joint venture partners with six teams in the RSNs that distribute content for each respective team. In connection with our efforts to renew our existing media rights agreements, we may enter into new agreements that provide our joint venture partners or other investors a minority equity interest in the RSNs that are currently wholly-owned. Such RSNs would not be wholly-owned by us, and because the indentures that govern the DSG notes only requires wholly-owned subsidiaries to guarantee the DSG notes, such RSNs would no longer be required to guarantee the DSG notes. As a result, the total assets, net income and attributable EBITDA of our non-guarantor subsidiaries could increase substantially, which could have a materially adverse effect on our ability to meet our obligations under the DSG notes.

Our joint venture agreements contain provisions which may result in cash payments that would reduce our ability to repay our obligations under our debt.

Our joint venture agreements contain certain provisions which may result in cash payments that would decrease our available cash and may reduce our ability to repay our obligations under our debt.

For example, as of December 31, 2020, our joint venture agreements with three teams contained provisions by which we were or may become contractually obligated, at the team's option, to purchase a portion of or all of the team's equity interest in the joint venture at a pre-determined price. If additional teams exercise their put rights pursuant to the joint venture agreements, it would require us to make cash payments that would decrease our available cash and may reduce our ability to repay our obligations under our debt, including the DSG notes.

General risk factors

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

Financial and economic conditions could have an adverse effect on the fundamentals of our business, results of operations, and/or financial condition.  Poor economic and industry conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue.  Additionally, financial institutions, capital providers, or other consumers may be adversely affected.  Potential consequences of any financial and economic decline include:

•the financial condition of those companies that advertise on our stations, sports networks, and digital platforms, including, among others, the automobile manufacturers and dealers, may be adversely affected and could result in a significant decline in our advertising revenue;

•our ability to pursue the divestiture of certain assets at attractive values may be limited;

•the possibility that our business partners, such as counterparties to our outsourcing and news share arrangements and parties to joint ventures with the RSNs, could be negatively impacted and our ability to maintain these business relationships could also be impaired;

•our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired;

•our ability to make certain capital expenditures may be significantly impaired;

•our ability to pursue the acquisition of attractive assets may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

•content providers may cut back on the amount of content we can acquire to program the RSNs or stations; and

•the possibility of our distribution customers losing subscribers, thereby impacting our distribution revenues.

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

See Litigation under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for discussion related to certain pending lawsuits.

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

As of February 25, 2021, there are approximately 40 shareholders of record of our Class A Common Stock.  Many of our shares of Class A Common Stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future dividends on our Common Stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

In February 2021, we declared a quarterly cash dividend of $0.20 per share.

See Note 3. Stock-Based Compensation Plans within the Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2015 through December 31, 2020. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2015 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Sinclair Broadcast Group, Inc.	100.00	104.84	121.50	86.67	111.83	110.82
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Telecommunications Index	100.00	112.56	135.96	125.10	158.73	192.30

Stock Repurchases

For the quarter ended December 31, 2020: None

ITEM 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements.

The information below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.
 SINCLAIR BROADCAST GROUP, INC.
STATEMENTS OF OPERATIONS DATA
(In millions, except per share data)

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Media revenues (a)	$5,843	$4,046	$2,919	$2,567	$2,521
Non-media revenues	100	194	136	69	102
Total revenues	5,943	4,240	3,055	2,636	2,623
Media programming and production expenses	2,735	2,073	1,191	1,064	956
Media selling, general and administrative expenses	832	732	630	534	502
Amortization of program contract costs	86	90	101	116	128
Non-media expenses	91	156	122	75	85
Depreciation of property and equipment	102	97	105	97	98
Corporate general and administrative expenses	148	387	111	113	74
Amortization of definite-lived intangible and other assets	572	327	175	179	184
Impairment of goodwill and definite-lived intangible assets	4,264	—	—	—	—
Gain on asset dispositions and other, net of impairment	(115)	(92)	(40)	(279)	(6)
Operating (loss) income	(2,772)	470	660	737	602
Interest expense including amortization of debt discount and deferred financing costs	(656)	(422)	(292)	(212)	(211)
Loss on extinguishment of debt	(10)	(10)	—	(1)	(24)
(Loss) gain from equity method investments	(36)	(35)	(61)	(14)	1
Other income, net	325	6	3	9	4
(Loss) income before income taxes	(3,149)	9	310	519	372
Income tax benefit (provision)	720	96	36	75	(122)
Net (loss) income	(2,429)	105	346	594	250
Net income attributable to redeemable noncontrolling interests	(56)	(48)	—	—	—
Net loss (income) attributable to noncontrolling interests	71	(10)	(5)	(18)	(5)
Net (loss) income attributable to Sinclair Broadcast Group	$(2,414)	$47	$341	$576	$245
Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings per share	$(30.20)	$0.52	$3.38	$5.77	$2.62
Diluted earnings per share	$(30.20)	$0.51	$3.35	$5.72	$2.60
Dividends declared per share	$0.80	$0.80	$0.74	$0.72	$0.71

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$1,259	$1,333	$1,060	$681	$260
Total assets	$13,382	$17,370	$6,572	$6,784	$5,963
Total debt (c)	$12,551	$12,438	$3,893	$4,049	$4,204
Redeemable noncontrolling interests	$190	$1,078	$—	$—	$—
Total (deficit) equity	$(1,185)	$1,694	$1,600	$1,534	$558

(a)Media revenues include distribution revenue, advertising revenue, and other media related revenues.
(b)Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.
(c)Total debt is defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates.

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

Overview

 The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with the other sections in this annual report, including Item 1. Business, Item 6. Selected Financial Data, and the Consolidated Financial Statements including the accompanying notes to those statements.  This discussion consists of the following sections:

Executive Overview — a description of our business, summary of significant events and financial highlights from 2020 and so far in 2021, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation or program service arrangement, a summary of other operating data and an analysis of our revenues and expenses for 2020, 2019, and 2018, including comparisons between years and certain expectations for 2021; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity, an analysis of our cash flows from or used in operating activities, investing activities and financing activities, a discussion of our dividend policy, and a summary of our contractual cash obligations and off-balance sheet arrangements.

EXECUTIVE OVERVIEW

We are a diversified television media company with national reach and a strong focus on providing high-quality content on our local television stations, RSNs, and digital platforms. This content consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us. Additionally, we own digital and internet media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

We have two reportable segments: broadcast and local sports. Our broadcast segment is comprised of our television stations. Our local sports segment is comprised of our RSNs. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within other. Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location. Other and corporate are not reportable segments.

STG, for which certain assets and results of operations are included in the broadcast segment and which is one of our wholly owned subsidiaries, is the primary obligor under the STG Bank Credit Agreement, the STG 5.125% unsecured notes due 2027, the STG 5.875% unsecured notes due 2026, the STG 5.500% unsecured notes due 2030, and the STG 4.125% secured notes due 2030 (the STG notes are collectively referred to as the STG Notes). We and substantially all of STG’s subsidiaries (and not DSG nor any of its subsidiaries) are guarantors under the STG debt instruments. DSG, for which certain assets and results of operations are included in the local sports segment and which is one of our subsidiaries, is the primary obligor under the DSG Bank Credit Agreement, the DSG 5.375% secured notes due 2026, the DSG 6.625% unsecured notes due 2027, and the DSG 12.750% secured notes due 2026 (the DSG notes are collectively referred to as the DSG Notes). DSG’s wholly-owned subsidiaries (and not us, STG, or any of STG's subsidiaries) are guarantors under the DSG debt instruments. Our Class A Common Stock and Class B Common Stock remain securities of SBG and not obligations or securities of STG or DSG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report.

Summary of Significant Events and Financial Highlights

Transactions
•In January 2020, a minority partner in one of our RSNs exercised its right to sell us the entirety of its non-controlling interest for $376 million.
•In November 2020, we entered into an agreement with Bally's for a long-term strategic partnership that combines Bally’s vertically integrated, proprietary sports betting technology and expansive market access footprint with our premier enterprise-wide portfolio of local broadcast stations, RSNs, Tennis Channel, Stadium, and STIRR.
•In February 2021, we sold our stations WDKA and KBSI, in Paducah, KY for $28 million.
•In February 2021, we acquired the remaining 73% interest we did not already own in Zyp Media, a leading demand-side platform specializing in executing local media campaigns for media companies and agencies in the United States.

Television and Digital Content
•In January 2020, STIRR, our fast-growing, free ad-supported streaming service, launched an original channel, "2020 LIVE", to offer a continuous stream of live election coverage, giving viewers live access to daily campaign event feeds from across the country, including town hall meetings and stump speeches.
•In March 2020, STIRR launched a new channel dedicated to COVID-19 coverage, including live feeds of press conferences as well as other local and national news.
•In April 2020, we made significant changes to the content across three company-owned networks; Comet, Charge!, and TBD, including adding some of the most popular classic television series, as well as TBD's first-ever original series, The Link.
•In April 2020, our Nashville affiliate, WZTV FOX17, was named AP Outstanding News Operation in the state of Tennessee. The station was awarded the honor for its remarkable agility in chasing breaking news and demonstrating a sustained commitment to public service.

•In April 2020, we won four National Headliner Awards and for the second consecutive year, our Project Baltimore investigative reporting team received Investigative Reporters and Editors Inc. (IRE) recognition for exposing local education issues that reflected governmental neglect and lack of oversight.
•In September 2020, we invested in Playfly Sports, a leading company in the management of exclusive college and high school sports and esport multi-media rights across the U.S.
•In 2020, our newsrooms won a total of 356 journalism awards, including a National RTDNA Edward R. Murrow award, 28 Regional RTDNA Edward R. Murrow awards, and 87 regional Emmy awards.
•In January 2021, we launched our headline news service The National Desk across our CW and MNT affiliates and several FOX affiliates, as well as on all station websites and STIRR. The service highlights the latest and most pressing news of the day in real time for viewers across the country.

Distribution, Network and Teams
•In January 2020, we reached an agreement in principle to renew ten affiliation agreements with FOX Broadcasting Company.
•In February 2020, Marquee announced a carriage agreement with Hulu. Including Hulu and previously announced agreements with OTT platform AT&T TV and traditional MVPDs Charter, AT&T U-Verse, DirecTV, and Mediacom, Marquee has signed distribution agreements with 43 Distributors and other OTT distributors.
•In March 2020, we reached an agreement with YouTube TV for continued carriage of 19 regional sports networks across the country.
•In June 2020, we signed a multi-year agreement with ViacomCBS to renew eight CBS network affiliations for our stations. ViacomCBS also reached agreements to renew the affiliations of two stations to which we provide services, WTVH in Syracuse, NY and WGFL in Gainesville, FL.
•In July 2020, we entered into multi-year content carriage agreements with Comcast for all of our television stations and RSNs in Comcast's cable television footprint, including Marquee and the YES Network, as well as continued distribution of the Tennis Channel.
•In August 2020, we entered into a multi-year media rights agreement with the Kansas City Royals beginning with the 2020 baseball season for Fox Sports Kansas City (to be rebranded as Bally Sports Kansas City) to continue as the television home of the Royals. In conjunction with this agreement, the Royals received a minority interest ownership percentage in Fox Sports Kansas City.
•As of September 1, 2020, Frontier Communications no longer carries the Acquired RSNs and the YES Network.
•In September 2020, we reported that YouTube TV would no longer carry our RSNs.
•In October 2020, we reported that Hulu would no longer carry our RSNs and the YES Network.
•In December 2020, we entered into a multi-year agreement with FOX Broadcasting Company that renewed FOX network affiliations for stations in 25 markets that reach approximately 11% of U.S. television households.
•In January 2021, we entered into a multi-year agreement with ViacomCBS across 13 CBS network affiliations reaching about 5% of the U.S. television households.
•In January 2021, we entered into a multi-year agreement with Verizon Communications, Inc., for the continued carriage on Verizon’s FiOS platform of our broadcast television stations and Tennis Channel.
•In February 2021, we entered into a multi-year media rights agreement with the Milwaukee Brewers, beginning with the 2021 baseball season, for FOX Sports Wisconsin (to be rebranded as Bally Sports Wisconsin) to continue as the television home of the Brewers.

NEXTGEN TV
•In January 2020, we announced, with SK Telecom, the Cast.era joint venture focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.
•In January 2020, with significant support from our ONE Media 3.0 team, the International Telecommunications Union announced the approval of NEXTGEN TV for use internationally.
•In February 2020, we became a member of Pearl TV, a business organization of U.S. broadcast companies with a shared interest in exploring forward-looking broadcasting opportunities, including innovative ways of promoting local broadcast TV content and developing digital media and wireless platforms for the broadcast industry.
•In September 2020, we received the honor of being the winner of Achievement in Local Broadcasting awarded by TV of Tomorrow, which was specifically focused and awarded because of Sinclair and ONE Media’s continued efforts with NEXTGEN TV.
•In December 2020, ONE Media 3.0 launched NEXTGEN radio services, branded as “STIRR XT,” for delivery in Seattle using the NEXTGEN TV standard.
•As of the end of January 2021, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in 12 of our markets:

Month	Market	Number of Stations	SBG Stations
May 2020	Las Vegas, NV	4	KSNV (NBC), KVCW (CW)
June 2020	Pittsburgh, PA	3	WPGH (FOX), WPNT (MNT)
June 2020	Nashville, TN	5	WZTV (FOX), WUXP (MNT)
June 2020	Salt Lake City, UT	4	KUTV (CBS), KJZZ (IND)
July 2020	Portland, OR	7	KATU (ABC)
October 2020	Austin, TX	4	KEYE (CBS)
October 2020	Oklahoma City, OK	5	KOKH (FOX), KOCB (CW)
October 2020	Mobile, AL / Pensacola, FL	6	WEAR (ABC), WFGX (MNT)
November 2020	Norfolk, VA	4	WTVZ (MNT)
November 2020	Raleigh / Durham, NC	5	WLFL (CW), WRDC (MNT)
December 2020	Seattle / Tacoma, WA	7	KOMO (ABC), KUNS (Univision)
January 2021	Columbus, OH	4	WSYX (ABC/FOX)

Financing, Capital Allocation, and Shareholder Returns
•In January 2020, we redeemed 200,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $200 million, plus accrued and unpaid dividends.
•In May 2020, we purchased $2.5 million aggregate principal amount of the STG 5.875% unsecured notes in open market transactions for consideration of $2.3 million. The STG 5.875% unsecured notes acquired in May 2020 were canceled immediately following their acquisition.
•In June 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% unsecured notes due 2027 for $31 million aggregate principal amount of the DSG 12.750% secured notes due 2026 and cash payments totaling $10 million, including accrued but unpaid interest.
•In March 2020 and June 2020, we purchased a total of $15 million aggregate principal amount of DSG's 6.625% unsecured notes in open market transactions for consideration of $10 million. The DSG 6.625% unsecured notes acquired in March 2020 and June 2020 were canceled immediately following their acquisition.
•In August 2020, the Board of Directors authorized an additional $500 million share repurchase authorization.
•In August 2020, we redeemed 350,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $350 million, plus accrued and unpaid dividends.
•In September 2020, the Company's and DSG's indirect, wholly-owned subsidiary, Diamond Sports Finance SPV, LLC (DSPV), entered into the $250 million A/R Facility which matures on September 23, 2023.

•In December 2020, we issued $750 million aggregate principal amount of senior secured notes, which bear interest at a rate of 4.125% per annum and mature on December 1, 2030 (the STG 4.125% Secured Notes). The net proceeds of the STG 4.125% Secured Notes were used, plus cash on hand, to redeem $550 million aggregate principal amount of STG's 5.625% senior unsecured notes due 2024 (the STG 5.625% Notes) and to prepay $200 million outstanding under STG's term loan B under the STG Bank Credit Agreement.
•For the year ended December 31, 2020, we repurchased approximately 19 million shares of Class A Common Stock for $343 million.
•For the year ended December 31, 2020, we paid dividends of $0.80 per share. In February 2021, we declared a quarterly cash dividend of $0.20 per share.

Other Legal and Regulatory
•In January 2020, we and Nexstar agreed to settle the outstanding lawsuit between us and Tribune Media Company, which Nexstar acquired in September 2019. See Litigation under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.
•In November 2020, we and the plaintiffs settled the outstanding Derivative actions lawsuit. See Litigation under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

Other Events
•In February 2020, we promoted Lucy Rutishauser to Executive Vice President & Chief Financial Officer, Del Parks to Executive Vice President & Chief Technology Officer, Don Thompson to Executive Vice President & Chief Human Resources Officer, Scott Shapiro to Senior Vice President/Chief Development Officer, Brian Bark to Senior Vice President/Chief Information Officer, and Don Roberts to VP/Sports Engineering and Production Systems.
•In March 2020, in direct response to the COVID-19 pandemic, we made available incremental payments to offer financial support to nearly 1,300 eligible freelancers who work across the RSNs, as the onset of the COVID-19 pandemic halted the production of live sports, depriving these freelancers of work.
•In April 2020, we entered into a new public service initiative, in partnership with the University of Maryland School of Medicine, to provide consumers with important and timely news and information about COVID-19.
•In June 2020, at our Annual Shareholders' Meeting, our shareholders re-elected all nine Directors, ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2020, and approved the proposed non-binding advisory vote on executive compensation.
•In June 2020, we selected ten winning applicants for our Broadcast Diversity Scholarship, awarding tuition assistance to students demonstrating a promising future in the broadcast industry.
•In June 2020, Jeff Krolik, President, RSNs, announced his retirement effective August 30, 2020. We announced in July 2020 that Steve Rosenberg, a broadcasting industry executive with over 30 years of experience, joined the Company and would take on the role of President of Local Sports, effective September 1, 2020.
•In July 2020, we announced that Scott Shapiro assumed the newly-created role of Chief Strategy Officer/Sports in addition to his current role as Chief Development Officer.
•In August 2020, we announced that we were named one of the Baltimore Business Journal's 2020 Best Places to Work award finalists.
•In September 2020, we announced the hiring of J.R. McCabe in the newly-created role of Chief Business Officer of D2C/Gamification.
•In October 2020, Lucy Rutishauser, our Executive Vice President and Chief Financial Officer, was named one of The Baltimore Sun's 2020 Women to Watch.
•In November 2020, we announced the hiring of John Zeigler in the newly-created role of Chief Marketing Officer.
•In December 2020, we produced the 'Rock the Red Kettle' special in partnership with Sony Music Nashville and The Salvation Army.
•In January 2021, we announced the hiring of Jeffrey Lewis as our Chief Compliance Officer, a newly-created position to supervise corporate compliance functions, including regulatory, code of conduct, competition, and privacy.
•In January 2021, we jointly revealed, with Bally's, the new Bally Sports logo and Bally Sports regional monikers for our owned and operated RSNs.

•In February 2021, we began taking applications for our 2021 Diversity Scholarship, which has awarded $160,000 in scholarships over the last five years.

Industry Trends

•The traditional MVPD industry continues to experience a decline in subscribers, which has been even higher with the onset of COVID-19, which is partially offset by growth in subscribers of virtual MVPDs.
•The Distributor industry has continued to undergo significant consolidation, which gives top Distributors purchase power.
•The vMVPDs have continued to gain increasing importance and have quickly become a critical segment of the market. These vMVPDs offer a limited number of networks at a significantly lower price point as compared to the traditional cable offering.
•Political spending is significantly higher in the even-numbered years due to the cyclicality of political elections. In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election. 2020 proved to be a record year in political advertising.
•The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts. The FCC “must-carry” rules only apply to a station’s primary digital stream.
•Seasonal advertising increases within our broadcast segment occur in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers.
•Seasonal advertising increases within our local sports segment occur in the second and third quarters due to a higher volume of sports games being played during this time, particularly the MLB season.
•Broadcasters have found ways to increase returns on their news programming initiatives while continuing to maintain locally produced content through the use of news sharing arrangements.
•Advertising revenue related to the Olympics occurs in even numbered years, with the exception of this year which was postponed due to COVID-19, and the Super Bowl is aired on a different network each year. Both of these popularly viewed events can have an impact on our advertising revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, program contract costs, sports programming rights, income taxes and variable interest entities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

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

The COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties continue to impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. See Distribution Revenue in Revenue Recognition, Sports Programming Rights, and Impairment of Goodwill, Intangibles, and Other Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted distribution revenue, sports rights expense, and the value of goodwill and definite-lived intangible assets, respectively. Our estimates may further change in the future as the COVID-19 pandemic continues, new events occur, and additional information emerges, and such changes are recognized or disclosed in the consolidated financial statements.

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television, RSN, and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees; to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is realized is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

We generate distribution revenue through fees received from Distributors and other OTT providers for the right to distribute our broadcast channels and cable networks on their distribution platforms. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. If we are unable to meet these minimum requirements, we reduce revenue based upon estimated rebates due to our distribution customers over the measurement period of the rebate. See Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2020, our consolidated balance sheet includes $2,092 million and $171 million of goodwill and indefinite-lived intangible assets, respectively. We evaluate long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of our asset groups may not be recoverable.

In the performance of our annual goodwill and indefinite-lived intangible asset impairment assessments we have the option to qualitatively assess whether it is more likely-than-not that the respective asset has been impaired.  If we conclude that it is more-likely-than-not that a reporting unit or an indefinite-lived intangible asset is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or indefinite-lived intangible asset to its respective carrying value.  See Impairment of Goodwill, Intangibles and Other Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements for further discussion of the significant judgments and estimates inherent in both qualitatively assessing whether impairment may exist and estimating the fair values of the reporting units and indefinite-lived intangible assets if a quantitative assessment is deemed necessary.

Our RSNs included in the local sports segment have been negatively impacted by the recent loss of three Distributors. In addition, our existing Distributors are experiencing elevated levels of subscriber erosion which we believe is influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the current economic environment, the COVID 19 pandemic and related uncertainties. Most of these factors are also expected to have a negative impact on future projected revenue and margins of our RSNs. As a result of these factors, we performed an impairment test of the RSN reporting units' goodwill and long-lived asset groups during the third quarter of 2020 which resulted in a non-cash impairment charge on goodwill of $2,615 million, customer relationships of $1,218 million, and other definite-lived intangible assets of $431 million, included within impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information. For our annual goodwill and indefinite-lived intangibles impairment tests related to our broadcast and other reporting units in 2020, 2019, and 2018, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments. For one reporting unit in 2019, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value.

We believe we have made reasonable estimates and utilized appropriate assumptions in the performance of our impairment assessments. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, significant increases in discount rates, among other factors, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

Program Contract Costs.  As discussed in Broadcast Television Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the program is available for its first showing or telecast. These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in our consolidated balance sheets at the lower of unamortized cost or fair value, management estimates future advertising revenue to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation. If our estimates of future advertising revenues decline, amortization expense could be accelerated or fair value adjustments may be required.

Sports Programming Rights.  As discussed in Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we have multi-year program rights agreements that provide us with the right to produce and telecast professional sports games within a specified territory in exchange for an annual rights fee. A prepaid asset is recorded for rights acquired related to future games upon payment of the contracted fee. The assets recorded for the acquired rights are classified as current or non-current based on the period when the games are expected to be aired. Liabilities are recorded for any program rights obligations that have been incurred but not yet paid at period end.  We amortize these programming rights as an expense over each season based upon contractually stated rates. Amortization is accelerated in the event that the stated contractual rates over the term of the rights agreement results in an expense recognition pattern that is inconsistent with the projected growth of revenue over the contractual term.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2020, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the Internal Revenue Code (IRC) Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. As of December 31, 2019, a valuation allowance was provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, including the RSN impairment, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on the consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions, and we record a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided. See Note 12. Income Taxes within the Consolidated Financial Statements, for further discussion of accrued unrecognized tax benefits.

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

RESULTS OF OPERATIONS

Any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. We have two reportable segments, broadcast and local sports, that are disclosed separately from our other and corporate activities.

Seasonality / Cyclicality

The operating results of our broadcast segment are usually subject to cyclical fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election (as was the case in 2020). Also, the second and fourth quarter operating results are usually higher than the first and third quarter operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our local sports segment are usually subject to cyclical fluctuations based on the timing and overlap of the MLB, NBA, and NHL seasons. Usually, the second and third quarter operating results are higher than the first and fourth quarter operating results.

However, with the exception of political advertising, our usual seasonality and cyclicality, as described above, did not occur in 2020, and may not occur in 2021, for either segment due to the COVID-19 pandemic.

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2020, 2019, and 2018 (in millions).  For definitions of terms, see the footnotes to the table in Item 6. Selected Financial Data.

	Years Ended December 31,
	2020	2019	2018
Media revenues	$5,843	$4,046	$2,919
Non-media revenues	100	194	136
Total revenues	5,943	4,240	3,055
Media programming and production expenses	2,735	2,073	1,191
Media selling, general and administrative expenses	832	732	630
Depreciation and amortization expenses	674	424	280
Amortization of program contract costs	86	90	101
Non-media expenses	91	156	122
Corporate general and administrative expenses	148	387	111
Impairment of goodwill and definite-lived intangible assets	4,264	—	—
Gain on asset dispositions and other, net of impairment	(115)	(92)	(40)
Operating (loss) income	$(2,772)	$470	$660
Net (loss) income attributable to Sinclair Broadcast Group	$(2,414)	$47	$341

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

Broadcast segment

Advertising revenue was negatively impacted due to COVID-19 starting in the late first quarter and throughout the year due to lower local and national net times sales. During the year ended December 31, 2020, as compared to the prior year, we saw decreases in several advertising categories, primarily as a result of the impact of the COVID-19 pandemic. These decreases were partially offset by an increase in political advertising revenue, primarily due to strong demand in the third and fourth quarters. Distribution revenue was negatively impacted by subscriber erosion experienced by certain Distributors resulting from the effects of COVID-19, among other factors. See Revenues under the Broadcast Segment section below for further discussion.

Local sports segment

In March 2020, the NBA and NHL each postponed their ongoing 2019-2020 seasons and the MLB postponed the start of its 2020 season. During various points in the third quarter, the NBA, NHL, and MLB all returned to operation under reduced game counts and were able to complete these modified seasons during the early part of the fourth quarter of 2020. During the fourth quarter of 2020, the NBA and NHL announced their plans for their 2020-2021 seasons, which included season start dates in December 2020 and January 2021, respectively, however both with reduced game counts. Due to these interruptions and modified seasons, advertising revenue was down in the second quarter of 2020 as compared to the first quarter of 2020. However, with the resumption of some events during the third quarter of 2020, advertising revenue increased to $124 million during the period as compared to $3 million in the second quarter of 2020. Distribution revenue was negatively impacted by subscriber erosion experienced by certain Distributors resulting from the effect of COVID-19, three Distributors dropping carriage of the RSNs and lower professional sports game counts due to COVID-19, which resulted in rebates to the Distributors, among other factors. The MLB has announced that they expect their 2021 season to begin on time in April 2021 and contain a full game schedule. The NBA and NHL have not announced their 2021-2022 season schedules yet. There can be no assurance that the MLB, NBA, or NHL will complete full or abbreviated seasons in the future. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and the cash flows of our local sports segment. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively, including the need for us to provide rebates to our Distributors as well as seek rebate from or reduce future payments to certain of the sports teams.

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment, previously referred to as our local news and marketing services segment, for the years ended December 31, 2020, 2019, and 2018 (in millions):

				Percent Change Increase / (Decrease)
	2020	2019	2018	‘20 vs.‘19	‘19 vs.‘18
Revenue:
Distribution revenue	$1,414	$1,341	$1,186	5%	13%
Advertising revenue	1,364	1,268	1,484	8%	(15)%
Other media revenue (a)	144	81	45	78%	80%
Media revenues	$2,922	$2,690	$2,715	9%	(1)%

Operating Expenses:
Media programming and production expenses	$1,257	$1,173	$1,081	7%	9%
Media selling, general and administrative expenses	553	553	530	—%	4%
Amortization of program contract costs	83	90	101	(8)%	(11)%
Corporate general and administrative expenses	119	144	100	(17)%	44%
Depreciation and amortization expenses	239	246	252	(3)%	(2)%
Gain on asset dispositions and other, net of impairment	(118)	(62)	(100)	90%	(38)%
Operating income	$789	$546	$751	45%	(27)%

(a)Includes $100 million and $35 million for the years ended December 31, 2020 and 2019, respectively, of intercompany revenue related to certain services provided to the local sports segment and other under management services agreements, which is eliminated in consolidation.

Revenues

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $73 million in 2020 and $155 million in 2019 when compared to the same periods in 2019 and 2018, respectively. The increase is primarily due to an increase in rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue increased $96 million in 2020 compared to 2019, primarily due to an increase in political advertising revenue of $334 million, as 2020 was a political and presidential election year. The increase is partially offset by decreases in certain categories, most notably a $92 million decrease in automotive, a $24 million decrease in entertainment, a $21 million decrease in furniture, a $16 million decrease in retail, a $14 million decrease in medical, an $11 million decrease in media, and a $10 million decrease in services, primarily as a result of the impact of the COVID-19 pandemic.

Advertising revenue decreased $216 million in 2019 compared to 2018. The decrease is primarily related to a decrease in political advertising revenue of $221 million, as 2018 was a political year. These decreases were partially offset by increases in certain categories, notably home products and services.

For the year ended December 31, 2021 we expect a significant decrease in advertising revenue, when compared to 2020, primarily related to a decrease in political revenue, as 2020 was a political and presidential election year.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the Twelve Months Ended December 31,
	2020	2019	2018
Local news	34%	33%	34%
Syndicated/Other programming	27%	29%	28%
Network programming	24%	24%	25%
Sports programming	12%	11%	10%
Paid programming	3%	3%	3%

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2020, 2019, and 2018:

	# of	Percent of Advertising Revenue for the Twelve Months Ended December 31,
	Channels (a)	2020	2019	2018
ABC	40	28%	30%	29%
FOX	57	25%	25%	24%
CBS	31	22%	20%	20%
NBC	25	15%	13%	16%
CW	48	5%	6%	6%
MNT	39	4%	4%	4%
Other	388	1%	2%	1%
Total	628

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Grit, Me TV, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. For the years ended December 31, 2020 and 2019, other media revenue increased $63 million and $36 million, respectively, when compared to the same periods in 2019 and 2018. The increase is primarily due to $100 million and $35 million, respectively, in intercompany revenue from the local sports and other segments related to providing certain services under a management services agreement, which are eliminated in our consolidated results.

Expenses

Media programming and production expenses. Media programming and production expenses increased $84 million during 2020 compared to 2019, primarily related to an increase in fees pursuant to network affiliation agreements of $105 million. This increase was partially offset by a $16 million decrease in advertising costs, $3 million decrease in employee compensation costs and travel expenses, and a $2 million decrease in network and programming expenses due to COVID-19 broadcasting cancellations.

Media programming and production expenses increased $92 million during 2019 compared to 2018, which is primarily related to increases in fess pursuant to network affiliation agreements.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses remained flat during 2020 compared to 2019, primarily due to a $12 million increase in national sales commissions, partially offset by a $6 million decrease in regulatory costs, a $4 million decrease in travel and entertainment expenses due to the COVID-19 pandemic, and a $2 million decrease in employee compensation costs and travel expenses.

Media selling, general and administrative expenses increased $23 million during 2019 compared to 2018. The increase is primarily due to a $13 million increase in third-party fulfillment costs from our digital business due to higher revenues and product mix, a $6 million increase related to a regulatory cost, and a $10 million increase related to employee compensation costs. These increases were partially offset by an $11 million decrease in national sales commissions.

Amortization of program contract costs.  The amortization of program contract costs decreased $7 million during 2020 compared to 2019, and is primarily related to the timing of amortization on long-term contracts and reduced renewal costs, partially offset by amortization related to new programming.

The amortization of program contract costs decreased $11 million during 2019 compared to 2018. The decrease is primarily due to $11 million related to the timing of amortization on long term contracts and reduced renewal costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $7 million during 2020 compared to 2019, primarily related to depreciation and amortization related to assets retired during 2020.

Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $6 million during 2019 compared to 2018, primarily related to $3 million of depreciation and amortization related to assets retired during 2019.

Gain on asset dispositions and other, net of impairments. During 2020 and 2019, we recorded a gain of $90 million and $62 million, respectively, related to reimbursements from the FCC's National Broadband Plan spectrum repack process. For the year ended 2020, we recorded a gain of $29 million related to the sale of KGBT-TV and WDKY-TV. For the year ended 2018, we recorded a gain of $83 million associated with the sale of broadcast spectrum in the FCC broadcast incentive auction. See Dispositions within Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment, previously referred to as our sports segment, reflects the results of our RSNs and a minority equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams.

The following table sets forth our revenue and expenses for our local sports segment for the years ended December 31, 2020 and 2019 (in millions):

	2020	2019 (b)
Revenue:
Distribution revenue	$2,472	$1,029
Advertising revenue	196	103
Other media revenue	18	7
Media revenue	$2,686	$1,139

Operating Expenses:
Media programming and production expenses	$1,361	$769
Media selling, general and administrative expenses (a)	243	90
Depreciation and amortization expenses	410	157
Corporate general and administrative	10	93
Impairment of goodwill and definite-lived intangible assets	4,264	—
Operating (loss) income (a)	$(3,602)	$30
Income from equity method investments	$6	$18
Other income, net	$160	$10

(a)Includes $98 million and $35 million for the years ended December 31, 2020 and 2019, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.

(b)Represents the activity from the closing date of the acquisition of the Acquired RSNs of August 23, 2019 through December 31, 2019.

Media revenue. Media revenue was $2,686 million and $1,139 million for the years ended December 31, 2020 and 2019, respectively, and is primarily derived from distribution and advertising revenue. The increase was primarily due to the results of the Acquired RSNs being included for the whole period of the current year, versus a partial period in the prior year, as the acquisition of the Acquired RSNs closed on August 23, 2019. Distribution revenue is generated through fees received from Distributors for the right to distribute our RSNs. As discussed under Distribution Revenue in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, decisions made by the leagues during 2020 regarding the timing and format of their seasons have resulted, in some cases, in our inability to meet minimum requirements for delivery of live games and the need to reduce revenue based upon estimated rebates due to our Distributors. As a result, for the year ended December 31, 2020, we reduced revenue and accrued corresponding rebates to Distributors of $420 million. See Subsequent Events under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. We expect distribution revenue to increase during 2021 as compared to 2020, primarily due to $420 million in rebate accruals in 2020 and increases in contractual rates, offset in part by dropped carriage by three Distributors and continued elevated subscriber churn.

Advertising revenue is primarily generated from sales of advertising spots/impressions within the RSNs' programming. Due to the interruptions and modified seasons, advertising revenue decreased in the second quarter of 2020 as compared to the first quarter of 2020. However, with the resumption of some events during the third quarter of 2020, advertising revenue increased to $124 million for the third quarter of 2020, as compared to $3 million in the second quarter of 2020. Advertising revenue decreased in the fourth quarter of 2020 as compared to the third quarter of 2020 due to the postponement of the start of the NBA and NHL seasons. We expect advertising revenue to increase during 2021 compared to 2020, primarily due to a higher number of games scheduled to be played in each of the seasons of the MLB, NBA, and NHL. The extent of this increase will depend on the actual number of games played and other macro-economic factors associated with the COVID-19 pandemic. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media programming and production expenses. Media programming and production expenses were $1,361 million and $769 million for the years ended December 31, 2020 and 2019, respectively, and are primarily related to $1,078 million and $637 million, respectively, of amortization of our sports programming rights with MLB, NBA, and NHL teams and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. The increase was primarily due to the results of the Acquired RSNs being included for the whole period of the current year, versus a partial period in the prior year, as the acquisition of the Acquired RSNs closed on August 23, 2019. We expect media programming and production expenses to increase during 2021 compared to 2020, primarily due to the expectation of a higher number of games scheduled to be played in each of the seasons of the MLB, NBA, and NHL. The extent of this increase will depend on the number of actual games played and other macro-economic factors associated with the COVID-19 pandemic. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were $243 million and $90 million for the years ended December 31, 2020 and 2019, respectively, and are primarily related to $98 million and $35 million, respectively, of management services agreement fees paid to the broadcast segment and eliminated in consolidation, employee compensation cost, advertising expenses, and consulting fees.

Depreciation and amortization. Depreciation and amortization expense was $410 million and $157 million for the years ended December 31, 2020 and 2019, respectively, and is primarily related to the amortization of definite-lived intangible assets and other assets.

Impairment of goodwill and definite-lived intangible assets. For the year ended December 31, 2020, we recorded a total impairment loss of $4,264 million relating to goodwill and definite-lived intangible assets of $2,615 million and $1,649 million, respectively. See further discussion in Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Other income, net. See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. For the years ended December 31, 2020 and 2019, respectively, we recognized income from equity method investments of $6 million and $18 million, respectively. The income is primarily related to our minority ownership interest in the YES Network.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the years ended December 31, 2020, 2019, and 2018 (in millions):

				Percent Change Increase / (Decrease)
	2020	2019	2018	‘20 vs.‘19	‘19 vs.‘18
Revenue:
Distribution revenue	$199	$130	$113	53%	15%
Advertising revenue	131	110	75	19%	47%
Other media revenues	7	13	16	(46)%	(19)%
Media revenues	$337	$253	$204	33%	24%
Non-media revenues (a)	$114	$217	$146	(47)%	49%

Operating Expenses:
Media expenses (c)	$254	$257	$210	(1)%	22%
Non-media expenses (b)	$98	$168	$128	(42)%	31%
Amortization of program contract costs	$3	$—	$—	n/m	n/m
Corporate general and administrative expenses	$1	$1	$1	—%	—%
Loss (gain) on asset dispositions and other, net of impairments	$3	$(4)	$60	n/m	n/m
Operating income (loss)	$65	$26	$(78)	(150)%	(133)%
Loss from equity method investments	$(42)	$(53)	$(61)	(21)%	(13.1)

n/m — not meaningful
(a)Non-media revenues for the years ended December 31, 2020, 2019, and 2018 include $14 million, $23 million, and $10 million, respectively, of intercompany revenues related to certain services and sale provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media expenses for the years ended December 31, 2020, 2019, and 2018 include $7 million, $12 million, and $6 million, respectively, of intercompany expenses related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.
(c)Media expenses for the year ended December 31, 2020 includes $2 million of intercompany expense primarily related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.
Revenue. Media revenue increased $84 million and $49 million for the years ended December 31, 2020 and 2019, respectively, when compared to the same period in the prior year. The increase for both periods is primarily related to an increase in distribution and advertising revenue related to our owned networks. Non-media revenue decreased $103 million during 2020 compared to 2019, and is primarily related to a decrease in broadcast equipment sales due to the winding down of the FCC's National Broadband Plan spectrum repack process. Non-media revenue increased $71 million during 2019 compared to 2018 and is primarily related to an increase in broadcast equipment sales and services related to the FCC's National Broadband Plan repack process, partially offset by decreased sales from our real estate development projects.

Expenses. Media expenses decreased $3 million during 2020 compared to 2019. The decrease is primarily related to our owned networks. Non-media expenses decreased $70 million during 2020 compared to 2019, and is primarily related to a decrease in the cost of goods related to broadcast equipment sales. Media expenses increased $47 million during 2019 compared to 2018 primarily due to our owned networks and our non-broadcast digital initiatives. Non-media expenses increased $40 million during 2019 compared to 2018. The increase is primarily related to broadcast equipment business and services, primarily due to higher sales related to the FCC's National Broadband Plan repack process.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Loss (gain) on asset dispositions and other, net of impairments. During the year ended 2018, we recorded a non-cash impairment of $60 million related to a real estate development project.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the years ended December 31, 2020, 2019, and 2018 (in millions):

				Percent Change Increase/ (Decrease)
	2020	2019	2018	‘20 vs.‘19	‘19 vs.‘18
Corporate general and administrative expenses	$148	$387	$111	(62)%	249%
Interest expense including amortization of debt discount and deferred financing costs	$656	$422	$292	55%	45%
Loss on extinguishment of debt	$(10)	$(10)	$—	—%	n/m
Other income, net	$325	$6	$3	n/m	100%
Income tax benefit	$720	$96	$36	650%	167%
Net income attributable to redeemable noncontrolling interests	$(56)	$(48)	$—	17%	n/m
Net loss (income) attributable to noncontrolling interests	$71	$(10)	$(5)	(810)%	100%

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased in total by $239 million during 2020 compared to 2019. The decrease is primarily due to a $258 million decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 13. Commitments and Contingencies within the Consolidated Financial Statements and the acquisition of the Acquired RSNs, partially offset by a $20 million increase in employee compensation cost.

Corporate general and administrative expenses increased in total by $276 million during 2019 compared to 2018. The increase is primarily due to a $187 million increase in legal, litigation, and regulatory costs, primarily related to the acquisition of the Acquired RSNs, $73 million in consulting fees and transaction costs, primarily related to the financing of the acquisition of the Acquired RSNs, and a $14 million increase in employee compensation cost.

We expect corporate general and administrative expenses to remain flat in 2021 compared to 2020.

Interest expense. The table above and explanations that follows cover total consolidated interest expense. Interest expense increased by $234 million during 2020 compared to 2019. The increase is primarily due to an increase of $257 million of interest expense associated with acquisition related financing related to the Acquired RSNs which was outstanding for a partial period in 2019 versus the full year in 2020. The increase is partially offset by net decreases in STG interest expense due to refinancing of existing debt and decreases in LIBOR.

Interest expense increased by $130 million during 2019 compared to 2018. The increase is primarily related to $211 million of acquisition related financing related to the acquisition of the Acquired RSNs, of which $189 million related to the DSG Notes and DSG Bank Credit Agreement, and $22 million related to a new term loan facility at STG. See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion. The increase was partially offset by $79 million in financing ticking fees for the year ended December 31, 2018, associated with the proposed Tribune acquisition, which was subsequently abandoned in August 2018.

Prior to any refinancing activities that may occur in 2021, we expect interest expense in 2021 to decrease when compared to 2020 primarily as a result of refinancing activities discussed in Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements.

Other income, net. Other income, net increased by $319 million during 2020 when compared to 2019. The increase is primarily due to a $158 million increase in the value of investments recorded at fair value and a measurement adjustment gain of $159 million related to certain variable payment obligations assumed in connection with the RSN acquisition. See Note 6. Other Assets and Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further information

Income tax benefit. The 2020 income tax benefit for our pre-tax loss of $3,149 million resulted in an effective tax rate of 22.9%. The 2019 income tax benefit for our pre-tax income of $9 million resulted in an effective tax rate of (1,103.4)%. The decrease in the effective tax rate from 2019 to 2020 is primarily due to substantially magnified impact of 2019 discrete items as a result of negligible 2019 pre-tax income.

The 2018 income tax benefit for our pre-tax income (including the effects of noncontrolling interest) of $306 million resulted in an effective tax rate of (11.7)%. The increase in the effective tax rate from 2018 to 2019 is primarily due to substantially magnified impact of 2019 discrete items as a result of negligible 2019 pre-tax income.

As of December 31, 2020, we had a net deferred tax asset of $197 million as compared to a net deferred tax liability of $407 million as of December 31, 2019. The change from a net deferred tax liability to a net deferred tax asset primarily relates to the 2020 impairment charge related to goodwill and certain definite-lived intangible assets of our RSNs. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements for further information.

As of December 31, 2020, we had $11 million of gross unrecognized tax benefits. Of this total, $11 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. As of December 31, 2019, we had $11 million of gross unrecognized tax benefits. Of this total, $10 million (net of federal effect on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. We recognized $0.3 million and $1 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2020 and 2019, respectively. See Note 12. Income Taxes within the Consolidated Financial Statements for further information. See Note 12. Income Taxes within the Consolidated Financial Statements for further information.

Net income attributable to redeemable noncontrolling interests. For the years ended December 31, 2020 and 2019, net income attributable to redeemable noncontrolling interests was $56 million and $48 million, respectively, and is primarily related to dividends accrued and distributed related to the Redeemable Subsidiary Preferred Equity

Net loss (income) attributable to noncontrolling interests. For the years ended December 31, 2020 and 2019, net loss and net income attributable to the noncontrolling interests was $71 million and $10 million, respectively. The net loss is primarily related to the portion of the non-cash impairment charge on customer relationships, other definite-lived intangible assets and goodwill that is attributable to the noncontrolling interests, partially offset by income attributable to the noncontrolling interest.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had net working capital of approximately $2,183 million, including $1,259 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

On September 23, 2020, DSPV entered into the A/R Facility, which matures on September 23, 2023, in order to enable DSG to raise incremental funding for the ongoing business needs of the local sports segment. The maximum funding availability under the A/R Facility is the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain indirect wholly owned subsidiaries of DSG identified therein (Originators) to DSPV and certain reserves. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of December 31, 2020, the total commitment was $227 million and the balance of the loans under the A/R Facility was $177 million.

On March 17, 2020, we drew $648 million and $225 million under the revolving credit facility portion of the STG Bank Credit Agreement (the STG Revolving Credit Facility) and the revolving credit facility portion of the DSG Bank Credit Agreement (the DSG Revolving Credit Facility, and together with the STG Revolving Credit Facility, the Revolving Credit Facilities), respectively, as a precautionary measure given the COVID-19 pandemic. During the quarter ended June 30, 2020, we fully repaid the amounts outstanding under each of the Revolving Credit Facilities.

The Bank Credit Agreements each include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective Revolving Credit Facility, measured as of the last day of each quarter, is utilized under such Revolving Credit Facility as of such date. Since there was no utilization under either of the Revolving Credit Facilities as of December 31, 2020, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of December 31, 2020, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that DSG's first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to fully utilize the DSG Revolving Credit Facility. We do not currently expect to have more than the 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date during the next 12 months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants which the respective entities were in compliance with as of December 31, 2020 and expect to be over the next 12 months.

In December 2020, STG issued $750 million aggregate principal amount of 4.125% secured notes which mature on December 1, 2030. The net proceeds of the STG 4.125% secured notes were used, plus cash on hand, to redeem all of STG's $550 million aggregate principal amount of 5.625% unsecured notes due 2024 for a redemption price including accrued and unpaid interest, and a call premium, of $571 million and to prepay $200 million outstanding under STG's term loan B with a January 2024 stated maturity date.

In June 2020, DSG exchanged $66.5 million aggregate principal amount of its 6.625% unsecured notes due 2027 for $31 million aggregate principal amount of its 12.750% secured notes due 2026 and cash payments totaling $10 million, including accrued but unpaid interest.

In May 2020, we purchased $2.5 million aggregate principal amount of the STG 5.875% unsecured notes in open market transactions for consideration of $2.3 million. In March 2020 and June 2020, we purchased a total of $15 million aggregate principal amount of the DSG 6.625% unsecured notes in open market transactions for consideration of $10 million.

During the year ended December 31, 2020, we redeemed 550,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $550 million plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates. The balance of the Redeemable Subsidiary Preferred Equity as of December 31, 2020 was $170 million, net of issuance costs.

In January 2020, a minority partner in one of our RSNs exercised its right to sell us the entirety of its non-controlling interest, which we purchased for $376 million.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreements and A/R Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next 12 months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic and resulting effect on the economy, our advertisers, Distributors, and their subscribers, could affect our liquidity and our first lien leverage ratio which could affect our ability to access the full borrowing capacity under the Bank Credit Agreements. For our long-term liquidity needs, in addition to the sources described above, we may rely upon various sources, such as but not limited to, the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of interests in the RSNs or non-core assets. However, there can be no assurance that additional financing or capital or buyers of our non-core assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2020, 2019, and 2018 (in millions):

	2020	2019	2018
Net cash flows from operating activities	$1,548	$916	$647
Cash flows used in investing activities:
Acquisition of property and equipment	$(157)	$(156)	$(105)
Acquisition of businesses, net of cash acquired	(16)	(8,999)	—
Spectrum repack reimbursements	90	62	6
Proceeds from the sale of assets	36	8	2
Purchases of investments	(139)	(452)	(48)
Other, net	27	7	27
Net cash flows used in investing activities	$(159)	$(9,530)	$(118)
Cash flows (used in) from financing activities:
Proceeds from notes payable and commercial bank financing	$1,819	$9,956	$4
Repayments of notes payable, commercial bank financing, and finance leases	(1,739)	(1,236)	(167)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	985	—
Repurchase of outstanding Class A Common Stock	(343)	(145)	(221)
Dividends paid on Class A and Class B Common Stock	(63)	(73)	(74)
Dividends paid on redeemable subsidiary preferred equity	(36)	(33)	—
Redemption of redeemable subsidiary preferred equity	(547)	(297)	—
Debt issuance costs	(19)	(199)	(1)
Distributions to redeemable noncontrolling interests	(383)	(5)	—
Other, net	(149)	(66)	(6)
Net cash flows (used in) from financing activities	$(1,460)	$8,887	$(465)

Operating Activities

Net cash flows from operating activities increased during the year ended December 31, 2020 compared to the same period in 2019. The increase is primarily related to the results of the Acquired RSNs being included for the entire period in 2020 versus a partial period in the prior year, as the acquisition closed on August 23, 2019, partially offset by a corresponding increase in interest expense on debt incurred in connection with the acquisition of the Acquired RSNs.

Net cash flows from operating activities increased during the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily due to the acquisition of the Acquired RSNs in August 2019 and higher distribution revenues.

Investing Activities

Net cash flows used in investing activities decreased during the year ended December 31, 2020 compared to the same period in 2019. The decrease is primarily related to the acquisition of the Acquired RSNs and equity interest in the YES Network during the third quarter of 2019, partially offset by the sale of WDKY-TV during the third quarter of 2020 and KGBT-TV during the first quarter of 2020 as well as higher spectrum repack reimbursements.

Net cash flows used in investing activities increased during the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily related to the acquisition of the Acquired RSNs in August 2019, and an increase in net cash invested in debt and equity investments, primarily related to our investment in the YES Network.

Financing Activities

Net cash flows from financing activities decreased during the year ended December 31, 2020 compared to the same period in 2019. The decrease is primarily related to financing inflows during the prior year associated with the issuance of debt and Redeemable Subsidiary Preferred Equity for the acquisition of the Acquired RSNs. During the year ended December 31, 2020, net cash flows used in financing activities primarily related to the redemption of Redeemable Subsidiary Preferred Equity, payments on our term loans, the redemption of the STG 5.625% unsecured notes, and repurchases of Class A Common Stock, partially offset by the proceeds from loans under the A/R Facility and the issuance of the STG 4.125% senior secured notes. See Note 7. Notes Payable and Commercial Bank Financing and Note 10. Redeemable Noncontrolling Interests within the Consolidated Financial Statements for further discussion.

Net cash flows from financing activities increased during the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily related to the issuance of debt and the Redeemable Subsidiary Preferred Equity for the acquisition of the Acquired RSNs, offset by the redemption of the STG 5.375% unsecured notes in August 2019, the STG 6.625% unsecured notes in November 2019, and the Redeemable Subsidiary Preferred Equity in December 2019. See Note 7. Notes Payable and Commercial Bank Financing and Note 10. Redeemable Noncontrolling Interests within the Consolidated Financial Statements for further discussion.

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

The following table reflects a summary of our contractual cash obligations as of December 31, 2020 and the future periods in which such obligations are expected to be settled in cash (in millions):

CONTRACTUAL OBLIGATIONS

	Total	2021	2022-2023	2024-2025	2026 and thereafter
Notes payable, finance leases and commercial bank financing (a)	$16,157	$622	$1,410	$2,275	$11,850
Operating leases	306	46	68	50	142
Programming rights and content (b)	17,168	2,832	4,391	3,033	6,912
Programming services (c)	103	50	49	3	1
Other (d)	459	183	133	61	82
Total contractual cash obligations	$34,193	$3,733	$6,051	$5,422	$18,987

(a)Includes interest on debt and finance leases, including finance leases payable to related parties. Estimated interest on our variable rate debt has been calculated at an effective weighted interest rate of 3.11% as of December 31, 2020. Variable rate debt represents $6 billion of our $13 billion total face value of debt as of December 31, 2020. See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion of the changes to notes payable, finance leases, and commercial bank financing during 2020 and Note 15. Related Person Transactions within the Consolidated Financial Statements for further discussion of related parties.
(b)Our programming rights and content includes contractual amounts owed through the expiration date of the underlying agreement for the local sports segment's sports programming rights of $14.7 billion, active and future television program contracts, network programming, and additional advertising inventory in various dayparts. Active television program contracts are included in the balance sheet as an asset and liability while future television program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program. Industry protocol typically enables us to make payments for television program contracts on a three-month lag, which differs from the contractual timing within the table. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the table above based on current subscriber amounts.
(c)Includes obligations related to rating service fees, music license fees, market research, weather, and news services.
(d)Other includes obligations related to post-retirement benefits, guaranteed payments under a deferred purchase price liability, maintenance and support, other corporate contracts, other long-term liabilities, commitments to contribute capital to various non-media private equity investments, and LMA and outsourcing agreements. Excluded from the table are estimated amounts due pursuant to LMAs and outsourcing agreements where we consolidate the counter-party. The fees that we are required to pay under these agreements total $3 million and $0.4 million for the periods 2021 and 2022-2023, respectively. Certain station related operating expenses are paid by the licensee and reimbursed by us under the LMA agreements. Certain of these expenses that are in connection with contracts are included in the table above.

Off Balance Sheet Arrangements

Off balance sheet arrangements as defined by the SEC means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has:  obligations under certain guarantees or contracts; retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations arising out of a material variable interest in an unconsolidated entity. As of December 31, 2020, we do not have any material off balance sheet arrangements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and consider entering into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt.  See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion.  We did not have any outstanding derivative instruments during the three years ended December 31, 2020, 2019, and 2018.

During the year ended December 31, 2019, we entered into an amended and restated STG Bank Credit Agreement and the DSG Bank Credit Agreement. We are exposed to risk from the changing interest rates of our variable rate debt issued under the Bank Credit Agreements. As of December 31, 2020, our total variable rate debt under the Bank Credit Agreements was $6 billion. We estimate that adding 1% to respective interest rates would result in an increase in our interest expense of $57 million.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2020.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2020.

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

The term “internal control over financial reporting,” as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with authorizations of management or our Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Based on our assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions, “Directors, Executive Officers and Key Employees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2020,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption, “Security Ownership of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

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
2.1
Equity Purchase Agreement, dated as of May 3, 2019, by and among The Walt Disney Company, Fox Cable Networks, LLC and Diamond Sports Group, LLC. (Incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on May 3, 2019.)

3.1	Articles of Amendment and Restatement of Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 10-Q filed on August 14, 1998.)
3.2
Amended & Restated By-laws of Sinclair Broadcast Group, Inc., effective as of March 4, 2015, as amended by the First Amendment thereto, effective as of February 23, 2021 (Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed February 25, 2021.)

4.1
Indenture, dated as of March 23, 2016, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 25, 2016.)

4.2
Indenture, dated as of August 30, 2016, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on September 2, 2016.)

4.3
Secured Notes Indenture, dated as of August 2, 2019, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on August 5, 2019.)

4.4
Supplemental Indenture No. 1, dated as of August 23, 2019, to the Secured Notes Indenture, dated as of August 2, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

4.5**
Supplemental Indenture No. 2, dated as of December 20, 2019, to the Secured Notes Indenture, dated as of August 2, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent.

4.6
Senior Notes Indenture, dated as of August 2, 2019, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on August 5, 2019.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
4.7
Supplemental Indenture No. 1, dated as of August 23, 2019, to the Senior Notes Indenture, dated as of August 2, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

4.8**
Supplemental Indenture No. 2, dated as of December 20, 2019, to the Senior Notes Indenture, dated as of August 2, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee.

4.9
Indenture, dated as of November 27, 2019, by and among Sinclair Television Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on November 27, 2019.)

4.10	Description of the Sinclair Broadcast Group, Inc.'s Class A Common Stock (Incorporated by reference from Exhibit 4.12 to Registrant's Report on Form 10-K filed on March 2, 2020.)
4.11
Secured Notes Indenture, dated as of June 10, 2020, by and among Diamond Sports Group, LLC, Diamond Sports Finance Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 11, 2020.)

4.12
Secured Notes Indenture, dated as of December 4, 2020, by and among Sinclair Television Group, Inc., the guarantors party thereto and U.S. Bank National Association as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on December 4, 2020.)

10.1*
First Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted April 10, 1996. (Incorporated by reference from Exhibit 10.34 to Registrant’s Report on Form 10-K/A filed on April 11, 1997.)

10.2*
Second Amendment to Incentive Stock Option Plan for Sinclair Broadcast Group, Inc., adopted May 31, 1996. (Incorporated by reference from Exhibit 10.35 to Registrant’s Report on Form 10-K/A filed on April 11, 1997.)

10.3*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.36 to Registrant’s Report on Form 10-K/A filed on April 11, 1997.)
10.4*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit B to Registrant’s Proxy Statement on Schedule 14A filed April 10, 1998.)
10.5*	Second Amendment to the 1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.39 to Registrant’s Report on Form 10-K filed on March 3, 2014.)
10.6*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)
10.7*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2019.)
10.8*	Form of Stock Appreciation Right Agreement. (Incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 11, 2020.)
10.9*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.2 to Registrant’s Report on Form 10-Q filed November 13, 1998.)

10.10*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.1 to Registrant’s Report on Form 10-Q filed November 13, 1998.)

10.11*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated November 11, 2011. (Incorporated by reference from Exhibit 10.29 to Registrant’s Report on Form 10-K filed March 2, 2012.)

10.12*
Amendment No. 1 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated August 28, 2015. (Incorporated by reference from Exhibit 10.1 to Registrant’s Report on Form 10-Q filed November 6, 2015.)

10.13**	Amendment No. 2 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated March 28, 2017.
10.14*
Amendment No. 3 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated April 5, 2019. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 8, 2019.)

10.15*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steven M. Marks, dated November 14, 2011. (Incorporated by reference from Exhibit 10.30 to Registrant’s Report on Form 10-K filed March 2, 2012.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.16*
Amendment No. 1 to the Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Steve Marks dated August 31, 2017. (Incorporated by reference from Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.17*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley dated August 23, 2017. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.18*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated August 28, 2017. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.19*
Employment Agreement by and between WTTE, Channel 28, Inc. and Rob Weisbord, dated July 14, 1997. (Incorporated by reference from Exhibit 10.51 to Registrant's Report on Form 10-K filed on March 2, 2020.)

10.20*
Amendment No. 1 to Employment Agreement between Sinclair Media II, Inc. (successor in interest to WTTE, Channel 28, Inc.) and Rob Weisbord, dated July 27, 2011. (Incorporated by reference from Exhibit 10.52 to Registrant's Report on Form 10-K filed on March 2, 2020.)

10.21*
Employment Agreement by and between Diamond Sports Group, LLC and Steve Rosenberg, dated July 20, 2020. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 9, 2020.)

10.22
Amended and Restated Lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Exhibit 10.24 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.23
Amended and Restated Lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.25 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.24
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.26 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.25
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.27 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.26
Amendment No. 1 to Lease dated as of January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.34 to Registrant’s Report on Form 10-K filed on March 12, 2013.)

10.27
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.28**	Non-exclusive Aircraft Lease Agreement dated as of March 6, 2020 by and between AP Aviation, LLC and Sinclair Broadcast Group, Inc.
10.29**	Professional Services Agreement dated as of March 6, 2020 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, Inc.
10.30**	Amended and Restated Professional Services Agreement dated as of February 11, 2021 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, Inc.
10.31
Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings, LLC, dated as August 23, 2019. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.32**	First Amendment to the Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings LLC, dated as of February 18, 2020.
10.33
Second Amendment to the Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings LLC, dated as of June 30, 2020. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 10, 2020.)

10.34
Credit Agreement, dated as of August 23, 2019, by and among Diamond Sports Intermediate Holdings LLC, Diamond Sports Group, LLC, the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.35**
First Amendment, dated as of December 20, 2019, to the Credit Agreement, dated as of August 23, 2019, among Diamond Sports Intermediate Holdings LLC, Diamond Sports Group, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.36
Guaranty of Collection, dated as of August 23, 2019, by Sinclair Broadcast Group, Inc. and acknowledged by JPMorgan Chase Funding Inc. (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.37
Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, by and among Sinclair Broadcast Group, Inc., Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.38**
First Amendment, dated as of December 20, 2019, to the Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

10.39
Second Amendment, dated as of December 4, 2020, to the Seventh Amended and Restated Credit Agreement by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 4, 2020.)

10.40
Purchase and Sale Agreement, dated as of September 23, 2020, by and among Fox Sports Net, LLC, certain persons identified therein as originators and Diamond Sports Finance SPV, LLC. (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on September 25, 2020.)

10.41
Loan and Security Agreement, dated as of September 23, 2020, by and among Diamond Sports Finance SPV, LLC, Fox Sports Net, LLC, Credit Suisse AG, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and the lenders party thereto. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 25, 2020.)

10.42
Performance Guaranty, dated as of September 23, 2020, by Fox Sports Net, LLC in favor of Credit Suisse AG, New York Branch, as administrative agent. (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on September 25, 2020.)

21**	Subsidiaries of the Registrant.
23**	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included above registrants signatures of this Form 10-K.
31.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
99.1	Stockholders’ Agreement dated April 2, 2015 by and among the Smith Brothers. (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 6, 2015.)
101	The Company's Consolidated Financial Statements and related Notes for the year ended December, 31, 2020 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).**

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

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2021.

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

Signature	Title	Date

/s/ Christopher S. Ripley	President and Chief Executive Officer
Christopher S. Ripley		March 1, 2021

/s/ Lucy A. Rutishauser	Executive Vice President and Chief Financial Officer
Lucy A. Rutishauser		March 1, 2021

/s/ David R. Bochenek	Senior Vice President and Chief Accounting Officer
David R. Bochenek		March 1, 2021

/s/ David D. Smith	Chairman of the Board and Executive Chairman
David D. Smith		March 1, 2021

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 1, 2021

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 1, 2021

/s/ Robert E. Smith
Robert E. Smith	Director	March 1, 2021

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 1, 2021

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 1, 2021

/s/ Martin R. Leader
Martin R. Leader	Director	March 1, 2021

/s/ Howard E. Friedman
Howard E. Friedman	Director	March 1, 2021

/s/ Benson E. Legg
Benson E. Legg	Director	March 1, 2021

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Regional Sports Network Reporting Units

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,092 million as of December 31, 2020, and the impairment charge related to the Regional Sports Network reporting units was $2,615 million. Management evaluates goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an impairment may exist. If management concludes it is more likely than not that a reporting unit is impaired, the fair value of the reporting unit is determined by management and compared to the net book value of the reporting unit. If the fair value is less than the net book value, an impairment to goodwill for the amount of the difference is recorded by management. The interim goodwill impairment test was performed during the third quarter of 2020 due to the negative impacts by the recent loss of certain distributors in the local sports segment , and resulted in an impairment charge of $2,615 million to the goodwill associated with the Regional Sports Network Reporting Units included within the local sports segment. Fair value of the Company’s reporting units is estimated utilizing an income approach involving the performance of a discounted cash flow analysis. The more sensitive inputs used by management in the discounted cash flow analysis include projected revenues and margins, as well as the discount rates used to calculate the present value of future cash flows.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Regional Sports Network Reporting Units is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Regional Sports Network Reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of management’s valuation model; (iii) testing the completeness and accuracy of underlying data used in the valuation model; and (iv) evaluating the significant assumptions used by management related to the projected revenues and margins and the discount rate. Evaluating management’s assumptions related to projected revenues and margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation approach and the discount rate.

Impairment Assessment of certain Definite-Lived Intangible Assets within the Regional Sports Network Asset Groups

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated customer relationship and other definite-lived intangibles balance was $4,286 million and $1,338 million, respectively, as of December 31, 2020, and the impairment charge related to the Regional Sports Network Asset Groups was $1,218 million and $431 million to customer relationships and other definite-lived intangibles, respectively. Management periodically evaluates long-lived assets, which includes definite-lived intangible assets, for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived intangible assets are evaluated by management by measuring the carrying amount of the assets within an asset group against the estimated undiscounted future cash flows associated with that asset group. At the time that such evaluations indicate that the future undiscounted cash flows of certain long-lived intangible assets are not sufficient to recover the carrying value of such assets, the assets are tested for impairment by comparing their estimated fair value to the carrying value. As a result of the loss of certain distributors, management performed an impairment test of the Regional Sports Network asset groups during the third quarter of 2020, which indicated certain Regional Sports Network asset groups had carrying values in excess of the future undiscounted cash flows. At that time the impairment loss was measured as the amount by which the carrying value of the asset group exceeded the fair value. The calculated impairment was then allocated to the definite-lived intangible assets based upon relative fair value. Fair value of the Company’s asset groups is determined based upon a discounted cash flow analysis which uses the present value of projected cash flows. The more significant inputs used in the cash flow analyses relate to projected revenues and margins in both the undiscounted and discounted cash flow analyses, and the discount rate used to present value future cash flows in the discounted cash flow analysis.

The principal considerations for our determination that performing procedures relating to the impairment assessment of certain definite-lived intangible assets within the Regional Sports Network asset groups is a critical audit matter are (i) the significant judgment by management when developing the estimated future undiscounted and discounted cash flows expected to be generated by certain assets within the Regional Sports Network asset groups; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and projected margins in both the undiscounted and discounted cash flow analyses, and the discount rate in the discounted cash flow analysis, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of definite-lived intangible assets, including controls over the Company’s valuation of certain assets in the Regional Sports Network asset groups. These procedures also included, among others, (i) testing management’s process for developing the undiscounted and discounted cash flows expected to be generated by the assets groupings; (ii) testing the completeness and accuracy of underlying data used in the valuation; and (iii) evaluating the significant assumptions used by management related to projected revenues and projected margins in both the undiscounted and discounted cash flow analyses, and the discount rate in the discounted cash flow analysis. Evaluating management’s assumptions related to projected revenues and projected margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset group, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 1, 2021

We have served as the Company’s auditor since 2009.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,259	$1,333
Accounts receivable, net of allowance for doubtful accounts of $5 and $8, respectively	1,060	1,132
Income taxes receivable	230	103
Prepaid sports rights	498	113
Prepaid expenses and other current assets	170	232
Total current assets	3,217	2,913
Property and equipment, net	823	765
Operating lease assets	197	223
Deferred tax assets	197	—
Restricted cash	3	—
Goodwill	2,092	4,716
Indefinite-lived intangible assets	171	158
Customer relationships, net	4,286	5,979
Other definite-lived intangible assets, net	1,338	1,998
Other assets	1,058	618
Total assets (a)	$13,382	$17,370

LIABILITIES , REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$533	$782
Current portion of notes payable, finance leases, and commercial bank financing	58	71
Current portion of operating lease liabilities	34	38
Current portion of program contracts payable	92	88
Other current liabilities	317	155
Total current liabilities	1,034	1,134
Notes payable, finance leases, and commercial bank financing, less current portion	12,493	12,367
Operating lease liabilities, less current portion	198	217
Program contracts payable, less current portion	30	39
Deferred tax liabilities	—	407
Other long-term liabilities	622	434
Total liabilities (a)	14,377	14,598
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	190	1,078
Shareholders' Equity:
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 49,252,671 and 66,830,110 shares issued and outstanding, respectively	1	1
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 24,727,682 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	721	1,011
(Accumulated deficit) retained earnings	(1,986)	492
Accumulated other comprehensive loss	(10)	(2)
Total Sinclair Broadcast Group shareholders’ (deficit) equity	(1,274)	1,502
Noncontrolling interests	89	192
Total (deficit) equity	(1,185)	1,694
Total liabilities, redeemable noncontrolling interests, and equity	$13,382	$17,370

The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2020 and 2019 include total assets of variable interest entities (VIEs) of $233 million and $228 million, respectively, which can only be used to settle the obligations of the VIEs.  Our consolidated total liabilities as of December 31, 2020 and 2019 include total liabilities of the VIEs of $60 million and $27 million, respectively, for which the creditors of the VIEs have no recourse to us.  See Note 14. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In millions, except share and per share data)

	2020	2019	2018
REVENUES:
Media revenues	$5,843	$4,046	$2,919
Non-media revenues	100	194	136
Total revenues	5,943	4,240	3,055

OPERATING EXPENSES:
Media programming and production expenses	2,735	2,073	1,191
Media selling, general and administrative expenses	832	732	630
Amortization of program contract costs	86	90	101
Non-media expenses	91	156	122
Depreciation of property and equipment	102	97	105
Corporate general and administrative expenses	148	387	111
Amortization of definite-lived intangible and other assets	572	327	175
Impairment of goodwill and definite-lived intangible assets	4,264	—	—
Gain on asset dispositions and other, net of impairment	(115)	(92)	(40)
Total operating expenses	8,715	3,770	2,395
Operating (loss) income	(2,772)	470	660

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(656)	(422)	(292)
Loss on extinguishment of debt	(10)	(10)	—
Loss from equity method investments	(36)	(35)	(61)
Other income, net	325	6	3
Total other expense, net	(377)	(461)	(350)
(Loss) income before income taxes	(3,149)	9	310
INCOME TAX BENEFIT	720	96	36
NET (LOSS) INCOME	(2,429)	105	346
Net income attributable to the redeemable noncontrolling interests	(56)	(48)	—
Net loss (income) attributable to the noncontrolling interests	71	(10)	(5)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(2,414)	$47	$341

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$(30.20)	$0.52	$3.38
Diluted earnings per share	$(30.20)	$0.51	$3.35
Basic weighted average common shares outstanding (in thousands)	79,924	92,015	100,913
Diluted weighted average common and common equivalent shares outstanding (in thousands)	79,924	93,185	101,718

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In millions)

	2020	2019	2018
Net (loss) income	$(2,429)	$105	$346
Adjustments to post-retirement obligations, net of taxes	(1)	(1)	1
Share of other comprehensive loss of equity method investments	(7)	—	—
Comprehensive (loss) income	(2,437)	104	347
Comprehensive income attributable to redeemable noncontrolling interests	(56)	(48)	—
Comprehensive loss (income) attributable to noncontrolling interests	71	(10)	(5)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(2,422)	$46	$342

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In millions, except share data)

	Sinclair Broadcast Group Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2017	76,071,145	$1	25,670,684	$—	$1,321	$249	$(2)	$(34)	$1,535
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	2	$—	$—	2
Dividends declared and paid on Class A and Class B Common Stock ($0.74 per share)	—	—	—	—	—	(74)	—	—	(74)
Repurchases of Class A Common Stock	(7,761,529)	—	—	—	(221)	—	—	—	(221)
Class A Common Stock issued pursuant to employee benefit plans	588,107	—	—	—	21	—	—	—	21
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	341	—	5	346
BALANCE, December 31, 2018	68,897,723	$1	25,670,684	$—	$1,121	$518	$(1)	$(39)	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In millions, except share data)

		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2018	$—	68,897,723	$1	25,670,684	$—	$1,121	$518	$(1)	$(39)	$1,600
Issuance of redeemable subsidiary preferred equity, net of issuance costs	985	—	—	—	—	—	—	—	—	—
Dividends declared and paid on Class A and Class B Common Stock ($0.80 per share)	—	—	—	—	—	—	(73)	—	—	(73)
Class B Common Stock converted into Class A Common Stock	—	943,002	—	(943,002)	—	—	—	—	—	—
Repurchases of Class A Common Stock	—	(4,555,487)	—	—	—	(145)	—	—	—	(145)
Class A Common Stock issued pursuant to employee benefit plans	—	1,544,872	—	—	—	35	—	—	—	35
Noncontrolling interests acquired in a business combination	380	—	—	—	—	—	—	—	248	248
Distributions to noncontrolling interests, net	(38)	—	—	—	—	—	—	—	(27)	(27)
Redemption of redeemable subsidiary preferred equity, net of fees	(297)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Net income	48	—	—	—	—	—	47	—	10	57
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In millions, except share data)

		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694
Dividends declared and paid on Class A and Class B Common Stock ($0.80 per share)	—	—	—	—	—	—	(64)	—	—	(64)
Repurchases of Class A Common Stock	—	(19,418,934)	—	—	—	(343)	—	—	—	(343)
Class A Common Stock issued pursuant to employee benefit plans	—	1,841,495	—	—	—	53	—	—	—	53
Noncontrolling interests issued	22	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(32)	(32)
Distributions to redeemable noncontrolling interests	(419)	—	—	—	—	—	—	—	—	—
Redemption of redeemable subsidiary preferred equity, net of fees	(547)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(8)	—	(8)
Net income (loss)	56	—	—	—	—	—	(2,414)	—	(71)	(2,485)
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In millions)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,429)	$105	$346
Adjustments to reconcile net income to net cash flows from operating activities:
Impairment of goodwill and definite-lived intangible assets	4,264	—	—
Amortization of sports programming rights	1,078	637	—
Amortization of definite-lived intangible and other assets	572	327	175
Depreciation of property and equipment	102	97	105
Amortization of program contract costs	86	90	101
Stock-based compensation	52	33	26
Deferred tax benefit	(604)	(5)	(103)
Gain on asset disposition and other, net of impairment	(119)	(62)	(19)
Loss from equity method investments	36	35	61
Net (gain) loss from investments	(152)	6	1
Distributions from investments	27	6	4
Sports programming rights payments	(1,345)	(578)	—
Loss on extinguishment of debt	10	10	—
Measurement adjustment gain on variable payment obligations	(159)	—	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	70	70	(37)
Decrease (increase) in prepaid expenses and other current assets	48	(27)	(10)
(Decrease) increase in accounts payable and accrued and other current liabilities	(3)	334	24
Net change in net income taxes payable/receivable	(127)	(127)	49
Decrease in program contracts payable	(96)	(94)	(108)
Increase (decrease) in other long-term liabilities	198	(1)	—
Other, net	39	60	32
Net cash flows from operating activities	1,548	916	647
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(157)	(156)	(105)
Acquisition of businesses, net of cash acquired	(16)	(8,999)	—
Spectrum repack reimbursements	90	62	6
Proceeds from the sale of assets	36	8	2
Purchases of investments	(139)	(452)	(48)
Other, net	27	7	27
Net cash flows used in investing activities	(159)	(9,530)	(118)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,819	9,956	4
Repayments of notes payable, commercial bank financing, and finance leases	(1,739)	(1,236)	(167)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	985	—
Repurchase of outstanding Class A Common Stock	(343)	(145)	(221)
Dividends paid on Class A and Class B Common Stock	(63)	(73)	(74)
Dividends paid on redeemable subsidiary preferred equity	(36)	(33)	—
Redemption of redeemable subsidiary preferred equity	(547)	(297)	—
Debt issuance costs	(19)	(199)	(1)
Distributions to noncontrolling interests, net	(32)	(27)	(9)
Distributions to redeemable noncontrolling interests	(383)	(5)	—
Other, net	(117)	(39)	3
Net cash flows (used in) from financing activities	(1,460)	8,887	(465)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(71)	273	64
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	1,333	1,060	996
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$1,262	$1,333	$1,060
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

As of December 31, 2020, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 188 broadcast television stations in 88 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as JSAs and SSAs). These stations broadcast 628 channels as of December 31, 2020. For the purpose of this report, these 188 stations and 628 channels are referred to as “our” stations and channels. The local sports segment consists primarily of our regional sports network brands, Marquee, and a minority equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries, including the operating results of the Acquired RSNs acquired on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, and VIEs for which we are the primary beneficiary. Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

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

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income or loss generated by equity method investees.

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2020, 2019, and 2018 is as follows (in millions):

	2020	2019	2018
Balance at beginning of period	$8	$2	$3
Charged to expense	2	9	5
Net write-offs	(5)	(3)	(6)
Balance at end of period	$5	$8	$2

As of December 31, 2020, three customers accounted for 19%, 17%, and 15%, respectively, of our accounts receivable, net. As of December 31, 2019, three customers accounted for 24%, 15%, and 11%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Broadcast Television Programming

We have agreements with programming syndicators for the rights to television programming over contract periods, which generally run from one to seven years.  Contract payments are made in installments over terms that are generally equal to or shorter than the contract period.  Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

Sports Programming Rights

We have multi-year program rights agreements that provide the Company with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. A prepaid asset is recorded for rights acquired related to future games upon payment of the contracted fee. The assets recorded for the acquired rights are classified as current or non-current based on the period when the games are expected to be aired. Liabilities are recorded for any program rights obligations that have been incurred but not yet paid at period end. We amortize these programming rights as an expense over each season based upon contractually stated rates. Amortization is accelerated in the event that the stated contractual rates over the term of the rights agreement results in an expense recognition pattern that is inconsistent with the projected growth of revenue over the contractual term.

On March 12, 2020, the NBA, NHL, and MLB suspended or delayed the start of their seasons as a result of the COVID-19 pandemic. On that date, the Company suspended the recognition of amortization expense associated with prepaid program rights agreements with teams within these leagues. Amortization expense resumed for the NBA, NHL, and MLB over the modified seasons when the games commenced during the third quarter of 2020. The NBA and NHL also delayed the start of their 2020-2021 seasons until December 22, 2020 and January 13, 2021, respectively; sports rights expense associated with these seasons will be recognized over the modified term of these seasons.

Certain rights agreements with professional teams contain provisions which require the rebate of rights fees paid by the Company if a contractually minimum number of live games are not delivered. As a result of the COVID-19 pandemic, the number of games played in the 2019-2020 NBA and NHL seasons and the 2020 MLB season were less than the contractual minimum number of games to be delivered. The resulting reduction in sports rights expense was recognized over the term of the modified seasons. Rights fees paid in advance of expense recognition, inclusive of any contractual rebates due to the Company, are included within prepaid sports rights in our consolidated balance sheets.

Impairment of Goodwill, Indefinite-lived Intangible Assets, and Other Long-lived Assets

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

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare it to the net book value of the reporting unit. If the fair value is less than the net book value, we will record an impairment to goodwill for the amount of the difference. We estimate the fair value of our reporting units utilizing the income approach involving the performance of a discounted cash flow analysis. Our discounted cash flow model is based on our judgment of future market conditions based on our internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis, and includes adjustments for market risk and company specific risk.

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

We evaluate our long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of long-lived assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value.  We estimate fair value using an income approach involving the performance of a discounted cash flow analysis.

Our RSNs included in the local sports segment have been negatively impacted by the recent loss of three Distributors. In addition, our existing Distributors are experiencing elevated levels of subscriber erosion which we believe is influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the current economic environment, the COVID 19 pandemic and related uncertainties. Most of these factors are also expected to have a negative impact on future projected revenues and margins of our RSNs. As a result of these factors, we performed an impairment test of the RSN reporting units' goodwill and long-lived asset groups during the third quarter of 2020 which resulted in a non-cash impairment charge on goodwill of $2,615 million, customer relationships of $1,218 million and other definite-lived intangible assets of $431 million, included within impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

When factors indicate that there may be a decrease in value of an equity method investment, we assess whether a loss in value has occurred.  If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly.  For any equity method investments that indicate a potential impairment, we estimate the fair values of those investments using a combination of a market-based approach, which considers earnings and cash flow multiples of comparable businesses and recent market transactions, as well as an income approach involving the performance of a discounted cash flow analysis. See Note 6. Other Assets for more information.

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

Accounts Payable and Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2020 and 2019 (in millions):

	2020	2019
Compensation and employee benefits	$131	$136
Interest	127	154
Programming related obligations	183	191
Legal, litigation, and regulatory	2	186
Accounts payable and other operating expenses	90	115
Total accounts payable and accrued liabilities	$533	$782

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2020, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the Internal Revenue Code (IRC) Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. As of December 31, 2019, a valuation allowance was provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, including the RSN impairment, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions, and we record a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided. See Note 12. Income Taxes, for further discussion of accrued unrecognized tax benefits.

Supplemental Information — Statements of Cash Flows

During the years ended December 31, 2020, 2019, and 2018, we had the following cash transactions (in millions):

	2020	2019	2018
Income taxes paid	$11	$32	$17
Income tax refunds	$2	$2	$—
Interest paid	$634	$283	$285

Non-cash investing activities included property and equipment purchases of $6 million, $10 million, and $11 million for the years ended December 31, 2020, 2019, and 2018, respectively, and the transfer of an asset for property of $7 million for the year ended December 31, 2020. During the year ended December 31, 2020 the Company entered into a commercial agreement with Bally's and received equity interests in the business with a value of $199 million. See Note 6. Other Assets and Note 18. Fair Value Measurements for further discussion. Non-cash transactions related to sports rights were $22 million for the year ended December 31, 2020.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment for the years ended December 31, 2020, 2019, and 2018 (in millions):

For the year ended December 31, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,414	$2,472	$199	$—	$4,085
Advertising revenue	1,364	196	131	(2)	1,689
Other media, non-media, and intercompany revenue	144	18	121	(114)	169
Total revenues	$2,922	$2,686	$451	$(116)	$5,943

For the year ended December 31, 2019	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,341	$1,029	$130	$—	$2,500
Advertising revenue	1,268	103	110	(1)	1,480
Other media, non-media, and intercompany revenue	81	7	230	(58)	260
Total revenues	$2,690	$1,139	$470	$(59)	$4,240

For the year ended December 31, 2018	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,186	$—	$113	$—	$1,299
Advertising revenue	1,484	—	75	—	1,559
Other media, non-media, and intercompany revenue	45	—	162	(10)	197
Total revenues	$2,715	$—	$350	$(10)	$3,055

Distribution Revenue. We generate distribution revenue through fees received from Distributors for the right to distribute our stations, RSNs, and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. The Company has not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 seasons and decisions made by the NHL and NBA during the fourth quarter of 2020 regarding the timing and format of their revised 2020-2021 seasons have resulted, in some cases, in our inability to meet these minimum requirements and the need to reduce revenue based upon estimated rebates due to our distribution customers. These estimated rebates were recognized over the measurement period of the rebate which is the year ended December 31, 2020. For the year ended December 31, 2020, we reduced revenue by, and accrued corresponding rebates to Distributors of $420 million, which is expected to be paid over 2021 and 2022. See Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

Deferred Revenues. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $233 million, $54 million, and $83 million as of December 31, 2020, 2019, and 2018, respectively, of which $184 million as of December 31, 2020 was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the year ended December 31, 2020 and 2019 that was included in the deferred revenue balance as of December 31, 2019 and 2018 was $49 million and $76 million, respectively.

On November 18th, 2020, we entered into a commercial agreement with Bally’s Corporation where we will provide certain branding integrations in our RSNs, broadcast networks and other properties. These branding integrations include naming rights associated with the majority of our RSNs. The initial term of this arrangement is 10 years and we expect to begin performing under this arrangement in 2021. The Company received non-cash consideration initially valued at $199 million which is reflected as a contract liability and will be recognized as revenue as the performance obligations under the arrangement are satisfied. No revenue was recognized under this arrangement during the year ended December 31, 2020. See Note 6. Other Assets for more information.

For the year ended December 31, 2020, three customers accounted for 18%, 17%, and 12%, respectively, of our total revenues. For the year ended December 31, 2019 three customers accounted for 16%, 13%, and 10%, respectively, of our total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $23 million, $25 million, and $19 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Financial Instruments

Financial instruments, as of December 31, 2020 and 2019, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 18. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We maintain a supplemental executive retirement plan (SERP) which we inherited upon the acquisition of certain stations. As of December 31, 2020, the estimated projected benefit obligation was $21 million, of which $2 million is included in accrued expenses and $19 million is included in other long-term liabilities in our consolidated balance sheets.  At December 31, 2020, the projected benefit obligation was measured using a 2.10% discount rate compared to a discount rate of 3.04% for the year ended December 31, 2019. For each of the years ended December 31, 2020 and 2019, we made $2 million in benefit payments and recognized $2 million of actuarial losses through other comprehensive income. For each of the years ended December 31, 2020 and 2019, we recognized $1 million of periodic pension expense, reported in other income, net in our consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2020, the assets and liabilities included in our consolidated balance sheets related to deferred compensation plans were $42 million and $36 million, respectively.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent Events

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has already impacted, and will impact, its advertisers, Distributors, and agreements with professional sports leagues. While the NBA, NHL, and MLB were able to complete modified season schedules during 2020, there can be no assurance that the MLB, NBA, or NHL will complete full or abbreviated seasons in the future. The NBA and NHL delayed the start of their 2020-2021 seasons until December 22, 2020 and January 13, 2021, respectively, however both under reduced game counts. The MLB has announced that they expect their 2021 season to begin on time in April 2021 and contain a full game schedule. The NBA and NHL have not announced their 2021-2022 season schedules yet. Any reduction in the number of games played by the leagues may have an adverse impact on our operations and cash flows. The Company is currently unable to predict the full extent that the COVID-19 pandemic will have on its financial condition, results of operations, and cash flows in future periods due to numerous uncertainties.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the years ended December 31, 2020 and 2019, we acquired certain businesses for an aggregate purchase price, net of cash acquired, of $9 billion, including working capital adjustments and other adjustments.

The following summarizes the material acquisition activity during the years ended December 31, 2020 and 2019:

2020 Acquisitions

During the year ended December 31, 2020, we completed the acquisition of the license asset and certain non-license assets of a radio station for $7 million and the license assets and certain non-license assets of two television stations for $9 million. The acquisitions were completed using cash on hand.

2019 Acquisitions

RSN Acquisition. In May 2019, DSG entered into a definitive agreement to acquire controlling interests in 21 Regional Sports Network brands and Fox College Sports (collectively, the Acquired RSNs), from Disney for $9.6 billion plus certain adjustments. On August 23, 2019, we completed the acquisition (the RSN Acquisition) for an aggregate purchase price, including cash acquired, and subject to an adjustment based upon finalization of working capital, net debt, and other adjustments, of $9,817 million, accounted for as a business combination under the acquisition method of accounting. The RSN Acquisition provides an expansion to our premium sports programming including the exclusive regional distribution rights to 42 professional teams consisting of 14 MLB teams, 16 NBA teams, and 12 NHL teams. The Acquired RSNs are reported within our local sports segment. See Note 17. Segment Data.

The transaction was funded through a combination of debt financing raised by DSG and STG, as described in Note 7. Notes Payable and Commercial Bank Financing, and redeemable subsidiary preferred equity, as described in Note 10. Redeemable Noncontrolling Interests.

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

The final purchase price allocation presented above is based upon management's estimates of the fair value of the acquired assets, assumed liabilities, and noncontrolling interest at the time of acquisition using valuation techniques including income and cost approaches. The fair value estimates are based on, but not limited to, projected revenue, projected margins, and discount rates used to present value future cash flows. The adjustments made to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed and did not result in material changes to the amortization expense recorded in previous quarters.

The definite-lived intangible assets of $6,725 million are primarily comprised of customer relationships, which represent existing advertiser relationships and contractual relationships with Distributors of $5,439 million, the fair value of contracts with sports teams of $1,271 million, and tradenames/trademarks of $15 million. The intangible assets will be amortized over a weighted average useful life of 2 years for tradenames/trademarks, 13 years for customer relationships, and 12 for contracts with sports teams on a straight-line basis. The fair value of the sports team contracts will be amortized over the respective contract term. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as expected future synergies. We estimate that $2.4 billion of goodwill, which represents our interest in the Acquired RSNs, will be deductible for tax purposes. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for discussion of the impairment of the acquired goodwill and definite-lived intangible assets during the year ended December 31, 2020.

Financial Results of Acquisitions

The following tables summarize the results of the net revenues and operating (loss) income included in the financial statements of the Company beginning on the acquisition date of each acquisition as listed below (in millions):

	2020	2019
Revenues:
RSN	$2,562	$1,139
Other acquisitions in 2020	3	—
Total net revenues	$2,565	$1,139

	2020	2019
Operating (Loss) Income:
RSN (a)	$(3,585)	$70
Other acquisitions in 2020	(2)	—
Total operating (loss) income	$(3,587)	$70

(a)Operating (loss) income for the years ended December 31, 2020 and 2019 includes transaction costs discussed below and excludes $98 million and $35 million selling, general, and administrative expenses, respectively, for services provided by broadcast to local sports, which are eliminated in consolidation.

In connection with the 2020 and 2019 acquisitions, for the years ended December 31, 2020, and 2019, we recognized $5 million and $96 million, respectively, of transaction costs which we expensed as incurred and classified as corporate general and administrative expenses in our consolidated statements of operations.

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

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not indicative of what our results would have been had we operated the Acquired RSNs for the period presented because the pro forma results do not reflect expected synergies. The pro forma adjustments reflect depreciation expense and amortization of intangible assets related to the fair value adjustments of the assets acquired and any adjustments to interest expense to reflect the debt financing of the transactions. Depreciation and amortization expense are higher than amounts recorded in the historical financial statements of the acquiree due to the fair value adjustments recorded for long-lived tangible and intangible assets in purchase accounting.

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

For the year ended December 31, 2018 we incurred $100 million of costs in connection with this acquisition, of which $21 million primarily related to legal and other professional services, that we expensed as incurred and classified as corporate general and administrative expenses in our consolidated statements of operations; and $79 million of ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition which was subsequently terminated, which are recorded as interest expense in our consolidated statements of operations.

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
For the year ended December 31, 2018, we recognized a gain of $83 million, which was included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations and was related to the auction proceeds associated with one market where the underlying spectrum was vacated during the first quarter of 2018. The results of the auction are not expected to produce any material change in operations of the Company as there is no change in on air operations.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for the spectrum repack costs incurred of $90 million, $62 million, and $6 million for the years ended December 31, 2020, 2019, and 2018, respectively, which are recorded within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. For the years ended December 31, 2020, 2019, and 2018, capital expenditures related to the spectrum repack were $61 million, $66 million, and $31 million, respectively.

3. STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP). The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees. Under the LTIP, we have issued restricted stock awards (RSAs), stock grants to our non-employee directors, stock-settled appreciation rights (SARs), and stock options. A total of 14,000,000 shares of Class A Common Stock are reserved for awards under this plan. As of December 31, 2020, 2,309,855 shares were available for future grants. Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions (the Match) for participants in our 401(k) plan, an employee stock purchase plan (ESPP), and subsidiary stock awards. Stock-based compensation expense has no effect on our consolidated cash flows. For the years ended December 31, 2020, 2019, and 2018, we recorded stock-based compensation of $51 million, $33 million, and $26 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.  RSAs issued in 2020, 2019, and 2018 have certain restrictions that lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market. Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2019	136,543	$32.80
2020 Activity:
Granted	831,228	28.21
Vested	(520,655)	28.81
Forfeited	(5,407)	28.89
Unvested shares at December 31, 2020	441,709	$28.86

For the years ended December 31, 2020, 2019, and 2018, we recorded compensation expense of $23 million, $9 million, and $5 million, respectively.  The majority of the unrecognized compensation expense of $18 million as of December 31, 2020 will be recognized in 2021.

Stock Grants to Non-Employee Directors.  In addition to fees paid in cash to our non-employee directors, on the date of each annual meetings of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock. We issued 63,600 shares in 2020, 24,000 shares in 2019, and 20,000 shares in 2018. We recorded expense of $1 million for each of the years ended December 31, 2020, 2019, and 2018, which was based on the average share price of the stock on the date of grant. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

Stock Appreciation Rights (SARs).  These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2020, 2019, and 2018, we recorded compensation expense of $6 million, $4 million, and $3 million, respectively.

The following is a summary of the 2020 activity:

	SARs		Weighted-Average Price
Outstanding SARs at December 31, 2019	2,080,032		$20.14
2020 Activity:
Granted	1,763,828		28.83
Forfeited	(638,298)	(a)	28.20
Outstanding SARs at December 31, 2020	3,205,562		$23.32

(a)In connection with the settlement of certain litigation as discussed in Note 13. Commitments and Contingencies, David Smith agreed to forego, cancel, and return his February 2020 grant of a SAR award of 638,298 shares of Class A Common Stock..

The aggregate intrinsic value of the 3,205,562 SARs outstanding as of December 31, 2020 was $28 million and the outstanding SARs have a weighted average remaining contractual life of 5 years as of December 31, 2020.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.2% - 1.6%	2.5%	2.6%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	35.0%	33.8%	36.2%
Annual dividend yield	2.4% - 2.9%	2.5%	2.1% - 2.2%

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

Options.  As of December 31, 2020, there were options outstanding to purchase 375,000 shares of Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.08, a weighted average remaining contractual term of 5 years, and an aggregate intrinsic value of $1 million. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2020. There was no expense recognized during the years ended December 31, 2020, 2019, and 2018.

During 2019 and 2018, outstanding SARs and options increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

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

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The number of our Class A Common shares granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match.  For the years ended December 31, 2020, 2019, and 2018, we recorded $19 million, $17 million, and $16 million, respectively, of stock-based compensation expense related to the Match. A total of 7,000,000 shares of Class A Common Stock are reserved for matches under the plan.  As of December 31, 2020, 3,575,958 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP was $3 million of the year ended December 31, 2020, and $1 million for each of the years ended December 31, 2019 and 2018.  A total of 3,200,000 shares of Class A Common Stock are reserved for awards under the plan.  As of December 31, 2020, 175,890 shares were available for future purchases.

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

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in millions):

	2020	2019
Land and improvements	$74	$75
Real estate held for development and sale	25	26
Buildings and improvements	307	293
Operating equipment	939	781
Office furniture and equipment	123	114
Leasehold improvements	59	36
Automotive equipment	66	64
Finance lease assets	59	53
Construction in progress	36	116
	1,688	1,558
Less: accumulated depreciation	(865)	(793)
	$823	$765

5. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill totaled $2,092 million and $4,716 million at December 31, 2020 and 2019, respectively.  The change in the carrying amount of goodwill was as follows (in millions):

	Broadcast	Local sports	Other	Consolidated
Balance at December 31, 2018	$2,055	—	$69	$2,124
Acquisition (a)	—	2,615	6	2,621
Assets held for sale (b)	(29)	—	—	(29)
Balance at December 31, 2019	$2,026	$2,615	$75	$4,716
Assets held for sale	(9)	—	—	(9)
Impairment	—	(2,615)	—	(2,615)
Balance at December 31, 2020	$2,017	$—	$75	$2,092

(a)See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions made during 2019.
(b)Assets held for sale as of December 31, 2019 were sold during the year ended December 31, 2020. See Note 2. Acquisitions and Dispositions of Assets for discussion of dispositions during 2020.

During the year ended December 31, 2020, we recorded a $2,615 million goodwill impairment charge related to our regional sports networks included within the local sports segment based upon an interim impairment test performed during the three-month period ended September 30, 2020. See Impairment of Goodwill and Definite-Lived Intangible Assets below for additional discussion surrounding this impairment charge. Our accumulated goodwill impairment as of December 31, 2020 and 2019 was $3,029 million and $414 million, respectively.

For our annual goodwill impairment tests related to our broadcast and other reporting units in 2020, 2019, and 2018, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. For one reporting unit in 2019, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2019 or 2018, and therefore did not perform interim impairment tests for goodwill during those periods.

As of December 31, 2020 and 2019, the carrying amount of our indefinite-lived intangible assets was as follows (in millions):

	Broadcast	Other	Consolidated
Balance at December 31, 2018 (a)	$131	$27	$158
Balance at December 31, 2019 (a) (b)	$131	$27	$158
Acquisition / Disposition (c)	13	—	13
Balance at December 31, 2020 (a) (b)	$144	$27	$171

(a)Our indefinite-lived intangible assets in our broadcast segment relate to broadcast licenses and our indefinite-lived intangible assets in other relate to trade names.
(b)Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2020 and 2019.
(c)See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions made during 2020.

We did not have any indicators of impairment for our indefinite-lived intangible assets in any interim period in 2020 or 2019, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in 2020 and 2019 and as a result of our qualitative assessments, we recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in millions):

	As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (a)	$5,329	$(1,043)	$4,286

Network affiliation	1,438	(775)	663
Favorable sports contracts (a)	840	(174)	666
Other (a)	35	(26)	9
Total other definite-lived intangible assets, net (b)	$2,313	$(975)	$1,338

	As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (c)	$6,548	$(569)	$5,979

Network affiliation (c)	1,441	(689)	752
Favorable sports contracts (c)	1,271	(43)	1,228
Other	46	(28)	18
Total other definite-lived intangible assets, net (b)	$2,758	$(760)	$1,998

(a)As of December 31, 2020, we recorded a total impairment loss relating to customer relationships and favorable sports contracts of $1,218 million and $431 million, respectively, which is reflected as a reduction within the Gross Carrying Value column.
(b)Approximately $54 million and $93 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2020 and 2019, respectively.
(c)As a result of our 2019 acquisitions, we acquired $6,725 million of definite-lived assets as discussed in Note 2. Acquisitions and Dispositions of Assets.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 13 years for customer relationships, 15 years for network affiliations, and 12 years for favorable sports contracts. The total weighted average useful life of definite-lived intangible assets and other assets subject to amortization acquired as a result of the acquisitions, as discussed in Note 2. Acquisitions and Dispositions of Assets, is 13 years. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2020, 2019, and 2018 was $703 million, $370 million, and $175 million, respectively, of which $131 million and $43 million for the years ended December 31, 2020 and 2019 is associated with the amortization of favorable sports contracts and is presented within media programming and production expenses in our statements of operations.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2021	$559
2022	542
2023	530
2024	517
2025	505
2026 and thereafter	2,971
$5,624

Impairment of Goodwill and Definite-Lived Intangible Assets

In conjunction with the interim third quarter impairment testing related to our RSNs discussed below, during the year ended December 31, 2020, we recorded a non-cash impairment charge associated with customer relationships and other definite-lived intangible assets of $1,218 million and $431 million, respectively, included in impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. After the recognition of these impairments there were no asset groups which have a heightened risk of impairment because the projected undiscounted cash flows of the individual asset groups were substantially greater than their carrying values. However, significant deterioration in the factors described below could result in future material impairments. There were no impairment charges recorded for the years ended December 31, 2019 and 2018.

The Company performed an interim goodwill and long-lived asset impairment test during the three-month period ending September 30, 2020. Our RSNs, included in the local sports segment, have been negatively impacted by the recent loss of certain distributors. In addition, our existing distributors are experiencing elevated levels of subscriber erosion which we believe is influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the current economic environment, the COVID 19 pandemic, and related uncertainties. Most of these factors are also expected to have a negative impact on future projected revenue and margins of our RSNs.

The long-lived asset impairment test requires a comparison of undiscounted cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluated each of our RSNs individually as asset groups. We estimated the projected undiscounted cash flows over the remaining useful life of each asset group. The more sensitive inputs used in the undiscounted cash flow analysis include projected revenues and margins. We identified 10 RSNs which had carrying values in excess of the future undiscounted cash flows. For these RSNs, an impairment loss was measured as the amount by which the carrying value of the asset group exceeded the fair value. The calculated impairment was then allocated to the long-lived assets within the asset group, which primarily consists of definite lived intangible assets, based upon relative fair value.

The fair value of the asset groups, reporting units and definite lived intangible assets were determined based upon a discounted cash flow analysis which uses the present value of projected cash flows. The projected cash flows were based upon our estimates of future revenues and margins, among other inputs. The discount rates used in the valuation were based on a weighted-average cost of capital determined from relevant market comparisons and taking into consideration the risk specifically associated with our asset groups and underlying assets. Terminal values were determined based upon the final year of projected cash flows which reflected our estimate of stable perpetual growth. The more sensitive inputs used in the discounted cash flow analysis include projected revenues and margins, as well as the discount rates used to calculate the present value of future cash flows. Projected revenue was based on the consideration of historical experience of the business, market data surrounding subscriber projections and advertising growth, our ability to retain existing customers and our ability to obtain new customers. Our revenue projections could be negatively impacted by the further loss of key distributors, inability to obtain new or retain existing distributors on terms similar to those expiring, greater than expected consumer migration away from traditional linear distributors, or our inability to successfully develop alternative revenue streams, among other factors. Our future margins may also be affected by our inability to renew sports rights agreements on terms favorable to us.

We tested the RSN reporting units' goodwill for impairment on an interim basis by comparing the fair value of each of the RSN reporting units to their revised carrying value after adjustments were made related to the impairments of the asset groups, as described above. To the extent that the carrying value of the respective reporting units exceeded the fair value, a goodwill impairment charge was recorded. The fair value of the reporting units was determined based upon a discounted cash flow analysis, as described above. We recorded a non-cash goodwill impairment charge of $2,615 million, included in impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. As of December 31, 2020, there was no remaining goodwill within our local sports segment and the remaining balance of the customer relationship intangible asset was $3,679 million and the aggregate remaining balance of the other definite-lived intangible assets was $671 million within our local sports segment.

6. OTHER ASSETS:

Other assets as of December 31, 2020 and 2019 consisted of the following (in millions):

	2020	2019
Equity method investments	$451	$459
Other investments	450	52
Post-retirement plan assets	44	38
Other	113	69
Total other assets	$1,058	$618

Equity Method Investments

We have a portfolio of investments, including our investment in the YES Network and entities that are primarily focused on the development of real estate, sustainability initiatives, and other non-media businesses. For the years ended December 31, 2020, 2019, and 2018, none of our investments were individually significant.

Summarized Financial Information. As described under Principles of Consolidation within Note 1. Nature of Operations and Summary of Significant Accounting Policies, we record our proportionate share of net income generated by equity method investees in loss from equity method investments in our consolidated statements of operations. The summarized results of operations and financial position of the investments accounted for under the equity method are as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Revenues, net	$611	$386	$145
Operating income (loss)	$147	$47	$(58)
Net income (loss)	$23	$13	$(82)

	As of December 31,
	2020	2019
Current assets	$493	$369
Noncurrent assets	$4,219	$4,056
Current liabilities	$410	$118
Noncurrent liabilities	$2,327	$2,313

YES Network Investment. On August 29, 2019, an indirect subsidiary of DSG, an indirect wholly-owned subsidiary of the Company, acquired a minority equity interest in the YES Network for cash consideration of $346 million as part of a consortium led by Yankee Global Enterprises. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is represented within loss from equity method investments in our consolidated statements of operations. We recorded income of $6 million and $16 million related to our investment for the years ended December 31, 2020 and December 31, 2019, respectively. We did not identify any other than temporary impairments associated with our investment in the YES Network during the years ended December 31, 2020 and 2019,

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment.

At December 31, 2020 and 2019, we held $68 million and $2 million of investments in equity securities which are classified as level 1 securities in the fair value hierarchy. During the years ended December 31, 2020 and 2019 we recognized fair value adjustments associated with these securities of $24 million and $0.1 million which is reflected in other income, net in our consolidated statements of operations. See Note 18. Fair Value Measurements for further information. Investments accounted for utilizing the measurement alternative were $26 million, net of $7 million of cumulative impairments, as of December 31, 2020, and $28 million, net of $7 million of cumulative impairments, as of December 31, 2019. We recorded a $7 million impairment related to two investments for the year ended December 31, 2019, which is reflected in other income, net in our consolidated statements of operations.

On November 18, 2020, we entered into a commercial agreement with Bally's Corporation. As part of this arrangement, we received warrants to acquire up to 8.2 million shares of Bally's Common stock for a penny per share, of which 3.3 million are exercisable upon meeting certain performance metrics. We also received options to purchase up to 1.6 million shares of Bally's common stock with exercise prices between $30 and $45 per share, exercisable after four years. The initial value associated with the warrants was $199 million. These financial instruments are reflected at fair value within our financial statements. For the year ended December 31, 2020 we recorded an increase in value of $133 million which is reflected in other income, net in our consolidated statements of operations. The value of these investments was $332 million as of December 31, 2020. See Note 18. Fair Value Measurements for further discussion.

As of December 31, 2020 and 2019, our unfunded commitments related to certain equity investments totaled $98 million and $32 million, respectively.

7. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including finance leases to affiliates) consisted of the following as of December 31, 2020 and 2019 (in millions):

	2020	2019
STG Bank Credit Agreement:
Term Loan B-1, due January 3, 2024 (a)	$1,119	$1,329
Term Loan B-2, due September 30, 2026	1,284	1,297
DSG Bank Credit Agreement:
Term Loan, due August 24, 2026	3,259	3,291
STG Notes:
5.625% Unsecured Notes, due August 1, 2024 (a)	—	550
5.875% Unsecured Notes, due March 15, 2026	348	350
5.125% Unsecured Notes, due February 15, 2027	400	400
5.500% Unsecured Notes, due March 1, 2030	500	500
4.125% Senior Secured Notes, due December 1, 2030 (a)	750	—
DSG Notes:
12.750% Senior Secured Notes, due December 1, 2026 (b)	31	—
5.375% Senior Secured Notes, due August 15, 2026	3,050	3,050
6.625% Unsecured Notes, due August 15, 2027 (b)	1,744	1,825
DSG Accounts Receivable Securitization Facility (c)	177	—
Debt of variable interest entities	17	21
Debt of non-media subsidiaries	17	18
Finance leases	30	27
Finance leases - affiliate	8	11
Total outstanding principal	12,734	12,669
Less: Deferred financing costs and discounts	(183)	(231)
Less: Current portion	(56)	(69)
Less: Finance leases - affiliate, current portion	(2)	(2)
Net carrying value of long-term debt	$12,493	$12,367

(a)On December 4, 2020, we issued $750 million aggregate principal amount of the STG 4.125% Secured Notes, the net proceeds of which were used, plus cash on hand, to redeem $550 million aggregate principal amount of the STG 5.625% Notes, as well as repay $200 million of STG's Term Loan B-1, as more fully described below under STG Notes.
(b)On June 10, 2020, we exchanged a portion of principal of the DSG 6.625% Notes for cash payment and the newly issued 12.750% Secured Notes, as more fully described below under DSG Notes.
(c)We entered into the A/R Facility on September 23, 2020, as more fully described below under Accounts Receivable Securitization Facility.

Debt under the STG Bank Credit Agreement, DSG Bank Credit Agreement, notes payable, A/R Facility, and finance leases as of December 31, 2020 matures as follows (in millions):

	Notes and Bank Credit Agreements	Finance Leases	Total
2021	$53	$8	$61
2022	57	8	65
2023	224	7	231
2024	1,165	6	1,171
2025	62	5	67
2026 and thereafter	11,135	19	11,154
Total minimum payments	12,696	53	12,749
Less: Deferred financing costs, discounts, and premiums	(183)	—	(183)
Less: Amount representing future interest	—	(15)	(15)
Net carrying value of debt	$12,513	$38	$12,551

Interest expense in our consolidated statements of operations was $656 million, $422 million, and $292 million for the years ended December 31, 2020, 2019, and 2018, respectively. Interest expense included amortization of deferred financing costs, debt discounts, and premiums of $31 million, $17 million, and $8 million for the years ended December 31, 2020, 2019, and 2018, respectively, and ticking fees and the write-off of previously capitalized debt issuance costs associated with the Tribune acquisition, which was subsequently terminated, of $79 million for the year ended December 31, 2018.

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2020 and 2019:

		Weighted Average Effective Rate
	Stated Rate	2020	2019
STG Bank Credit Agreement:
Term Loan B	LIBOR plus 2.25%	2.94%	4.62%
Term Loan B-2	LIBOR plus 2.50%	3.29%	4.36%
Revolving Credit Facility (a)	LIBOR plus 2.00%	—%	—%
DSG Bank Credit Agreement:
Term Loan	LIBOR plus 3.25%	4.21%	5.31%
Revolving Credit Facility (b)	LIBOR plus 3.00%	—%	—%
DSG Accounts Receivable Securitization Facility (c)	LIBOR plus 4.97%	4.77%	—%
STG Notes:
5.625% Unsecured Notes	5.63%	5.83%	5.83%
5.875% Unsecured Notes	5.88%	6.09%	6.09%
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	—%
DSG Notes:
12.750% Secured Notes	12.75%	11.95%	—%
5.375% Secured Notes	5.38%	5.73%	5.73%
6.625% Unsecured Notes	6.63%	7.00%	7.00%

(a)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. The STG Revolving Credit Facility is priced at LIBOR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the STG Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2020 and December 31, 2019, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the STG Revolving Credit Facility. See STG Bank Credit Agreement below for further information.
(b)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio is less than or equal to 3.25x, less than or equal to 3.75x but greater than 3.25x, or greater than 3.75x, respectively. The DSG Revolving Credit Facility is priced at LIBOR plus 3.00%, subject to decrease if the specified first lien leverage ratio (as defined in the DSG Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2020 and December 31, 2019, there were no outstanding borrowings, no letters of credit outstanding, and $650 million available under the DSG Revolving Credit Facility. See DSG Bank Credit Agreement below for further information.
(c)Borrowings under the A/R Facility generally bear interest at a rate per annum equal to LIBOR, which is subject to an interest rate floor of 0.00% per annum, plus 4.97% or, if the aggregate outstanding principal amount of loans is less than $125 million on or after November 1, 2020, 5.47%.

We recorded $19 million of debt issuance costs and a $25 million original issuance premium during the year ended December 31, 2020, $222 million of debt issuance costs and original issuance discounts during the year ended December 31, 2019, and $1 million of debt issuance costs during the year ended December 31, 2018. Debt issuance costs and original issuance discounts and premiums are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to our STG Revolving Credit Facility, DSG Revolving Credit Facility, and A/R Facility which are presented within other assets in our consolidated balance sheets.

STG Bank Credit Agreement

We have a syndicated credit facility which includes both revolving credit and issued term loans (the STG Bank Credit Agreement).

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

Additionally, in connection with the amendment, we replaced STG's existing revolving credit facility with a new $650 million five-year revolving credit facility (the STG Revolving Credit Facility), priced at LIBOR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the STG Bank Credit Agreement) is less than or equal to certain levels, which includes capacity for up to $50 million of letters of credit and for borrowings of up to $50 million under swingline loans. On December 4, 2020, we entered into an amendment to the STG Bank Credit Agreement to extend the maturity date of the STG Revolving Credit Facility to December 4, 2025. On March 17, 2020, we drew $648 million under the STG Revolving Credit Facility as a precautionary measure given the COVID-19 pandemic. During the second quarter of 2020, we fully repaid the amount outstanding under the STG Revolving Credit Facility.

The STG Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the STG Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. The financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the STG Revolving Credit Facility, measured as of the last day of each quarter, is utilized under the STG Revolving Credit Facility as of such date. Since there was no utilization under the STG Revolving Credit Facility as of December 31, 2020, STG was not subject to the financial maintenance covenant under the STG Bank Credit Agreement. As of December 31, 2020, the STG first lien leverage ratio was below 4.5x. The STG Bank Credit Agreement contains other restrictions and covenants which we were in compliance with as of December 31, 2020.

STG Notes

On November 27, 2019, we issued $500 million of senior notes, which bear interest at a rate of 5.500% per annum and mature on March 1, 2030 (the STG 5.500% Notes). The net proceeds of the STG 5.500% Notes were used, plus cash on hand, to redeem $500 million aggregate principal amount of STG's 6.125% senior unsecured notes due 2022 (the STG 6.125% Notes) for a redemption price, including the outstanding principal amount of the STG 6.125% Notes, accrued and unpaid interest, and a make-whole premium, of $510 million. We recognized a loss on the extinguishment of the STG 6.125% Notes of $8 million for the year ended December 31, 2019.

Prior to December 1, 2024, we may redeem the STG 5.500% Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the STG 5.500% Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. In addition, on or prior to December 1, 2022, we may redeem up to 40% of the STG 5.500% Notes using the proceeds of certain equity offerings. Beginning on December 1, 2024, we may redeem some or all of the STG 5.500% Notes at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. If the notes are redeemed during the twelve-month period beginning December 1, 2024, 2025, 2026, and 2027 and thereafter, then the redemption prices for the STG 5.500% Notes are 102.750%, 101.833%, 100.917%, and 100%, respectively. Upon the sale of certain of STG’s assets or certain changes of control, the holders of the STG 5.500% Notes may require us to repurchase some or all of the STG 5.500% Notes.

STG’s obligations under the STG 5.500% Notes are guaranteed, jointly and severally, on a senior unsecured basis, by the Company and each wholly-owned subsidiary of STG or the Company that guarantees the STG Bank Credit Agreement and rank equally with all of STG’s other senior unsecured debt.

On May 21, 2020, we purchased $2.5 million aggregate principal amount of STG's 5.875% senior unsecured notes due 2026 (the STG 5.875% Notes) in open market transactions for consideration of $2.3 million. The STG 5.875% Notes acquired in May 2020 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG 5.875% Notes of $0.2 million for the year ended December 31, 2020.

On December 4, 2020, we issued $750 million aggregate principal amount of senior secured notes, which bear interest at a rate of 4.125% per annum and mature on December 1, 2030 (the STG 4.125% Secured Notes). The net proceeds of the STG 4.125% Secured Notes were used, plus cash on hand, to redeem $550 million aggregate principal amount of STG's 5.625% senior unsecured notes due 2024 (the STG 5.625% Notes) for a redemption price, including the outstanding principal amount of the STG 5.625% Notes, accrued and unpaid interest, and a call premium, of $571 million and to prepay $200 million outstanding under the STG Term Loan B-1. We recognized a loss on extinguishment of the STG 5.625% Notes and prepayment of the STG Term Loan B-1 of $15 million for the year ended December 31, 2020.

Prior to December 1, 2025, we may redeem the STG 4.125% Secured Notes, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the STG 4.125% Secured Notes plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. In addition, on or prior to December 1, 2023, we may redeem up to 40% of the STG 4.125% Secured Notes using the proceeds of certain equity offerings. Beginning on December 1, 2025, we may redeem some or all of the STG 4.125% Secured Notes at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. If the notes are redeemed during the twelve-month period beginning December 1, 2025, 2026, 2027, and 2028 and thereafter, then the redemption prices for the STG 4.125% Secured Notes are 102.063%, 101.375%, 100.688%, and 100%, respectively. Upon the sale of certain of STG’s assets or certain changes of control, we may be required to repurchase some or all of the STG 4.125% Secured Notes.

STG’s obligations under the STG 4.125% Secured Notes are secured on a first-lien basis by substantially all tangible and intangible personal property of STG and each wholly-owned subsidiary of STG or the Company that guarantees the STG Bank Credit Agreement (the Guarantors) and on a pari passu basis with all of STG's and the Guarantor's existing and future debt that is secured by a first-priority lien on the collateral securing the STG 4.125% Secured Notes, including the debt under the STG Bank Credit Agreement, subject to permitted liens and certain other exceptions.

Upon issuance, the STG 5.875% Notes and STG 5.125% Notes were redeemable up to 35%. We may redeem 100% of these notes upon the date set forth in the indenture of each note. The price at which we may redeem the notes is set forth in the indenture of each note. Also, if we sell certain of our assets or experience specific kinds of changes of control, the holders of these notes may require us to repurchase some or all of the outstanding notes.

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

Additionally, in connection with the DSG Bank Credit Agreement, DSG obtained a $650 million five-year revolving credit facility (the DSG Revolving Credit Facility, and, together with the DSG Term Loan, the DSG Credit Facilities), priced at LIBOR plus 3.00%, subject to reduction based on a first lien net leverage ratio, which includes capacity for up to $50 million of letters of credit and for borrowings of up to $50 million under swingline loans. On March 17, 2020, we drew $225 million under the DSG Revolving Credit Facility as a precautionary measure given the COVID-19 pandemic. During the second quarter of 2020, we fully repaid the amount outstanding under the DSG Revolving Credit Facility.

The DSG Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the DSG Bank Credit Agreements), which requires such applicable ratio not to exceed 6.25x, measured as of the end of each fiscal quarter. The financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the DSG Revolving Credit Facility, measured as of the last day of each quarter, is utilized under the DSG Revolving Credit Facility as of such date. Since there was no utilization under the DSG Revolving Credit Facility as of December 31, 2020, DSG was not subject to the financial maintenance covenant under the DSG Bank Credit Agreement. As of December 31, 2020, the DSG first lien leverage ratio was above 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to utilize the full DSG Revolving Credit Facility. We do not currently expect to have more than 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The DSG Bank Credit Agreement contains other restrictions and covenants which we were in compliance with as of December 31, 2020.

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

DSG Notes

On August 2, 2019, DSG issued $3,050 million principal amount of senior secured notes, which bear interest at a rate of 5.375% per annum and mature on August 15, 2026 (the DSG 5.375% Secured Notes), and issued $1,825 million principal amount of senior notes, which bear interest at a rate of 6.625% per annum and mature on August 15, 2027 (the DSG 6.625% Notes). The proceeds of the DSG 5.375% Secured Notes and DSG 6.625% Notes were used, in part, to fund the RSN Acquisition.

In March 2020 and June 2020, we purchased a total of $15 million aggregate principal amount of the DSG's 6.625% Notes in open market transactions for consideration of $10 million. The DSG 6.625% Notes acquired in March 2020 and June 2020 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the DSG 6.625% Notes of $5 million for year ended December 31, 2020.

On June 10, 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes for cash payments of $10 million, including accrued but unpaid interest, and $31 million aggregate principal amount of newly issued senior secured notes, which bear interest at a rate of 12.750% per annum and mature on December 1, 2026 (the DSG 12.750% Secured Notes)

Prior to August 15, 2022, we may redeem the DSG Notes, in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount of the applicable DSG Notes plus accrued and unpaid interest, if any, to the date of redemption, plus a ‘‘make-whole’’ premium. Beginning on August 15, 2022, we may redeem the DSG Notes, in whole or in part, at any time or from time to time at certain redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to August 15, 2022, we may redeem up to 40% of each series of the DSG Notes using the proceeds of certain equity offerings. If the notes are redeemed during the twelve-month period beginning August 15, 2022, 2023, and 2024 and thereafter, then the redemption prices for the DSG 5.375% Secured Notes are 102.688%, 101.344%, and 100%, respectively, the redemption prices for the DSG 6.625% Notes are 103.313%, 101.656%, and 100%, respectively, and the redemption prices for the DSG 12.750% Secured Notes are 102.688%, 101.344%, and 100%, respectively.

DSG’s obligations under the DSG Notes are jointly and severally guaranteed by DSIH, DSG’s direct parent, and certain wholly-owned subsidiaries of DSIH. The RSNs wholly-owned by DSIH and its subsidiaries will also jointly and severally guarantee the Issuers' obligations under the DSG Notes. The DSG Notes are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

Accounts Receivable Securitization Facility

On September 23, 2020 (the Closing Date), the Company's and DSG's indirect wholly-owned subsidiary, DSPV, entered into a $250 million accounts receivable securitization facility (the A/R Facility) which matures on September 23, 2023, in order to enable DSG to raise incremental funding for the ongoing business needs of DSG and its subsidiaries.

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

The maximum funding availability under the A/R Facility is the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by the Originators to DSPV and certain reserves. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of December 31, 2020, the total commitment was $227 million.

Borrowings under the A/R Facility generally bear interest at a rate per annum equal to LIBOR, which is subject to an interest rate floor of 0.00% per annum, plus 4.97% or, if the aggregate outstanding principal amount of loans is less than $125 million on or after November 1, 2020, 5.47%. We are required to pay a commitment fee on unutilized commitments under the A/R Facility.

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

As of December 31, 2020, the balance of the loans under the A/R Facility was $177 million and the balance of the receivables held by DSPV as part of the A/R Facility was $228 million, included in accounts receivable, net in our consolidated balance sheets.

The performance by the Originators of their respective obligations under the A/R Facility is guaranteed by FSN pursuant to a performance guaranty by FSN in favor of Credit Suisse AG, New York Branch, as administrative agent under the Loan Agreement.

DSG's ability to make scheduled payments on its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond its control. The impact of the outbreak of COVID-19 continues to create significant uncertainty and disruption in the global economy and financial markets. Further, DSG’s success is dependent upon the existence and terms of its agreements with distributors, OTT and other streaming providers. We anticipate DSG’s existing cash and cash equivalents, cash flow from our operations, and borrowing capacity will be sufficient to satisfy its debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic and resulting effect on the economy, our advertisers, distributors, and their subscribers, could affect DSG’s liquidity and ability to maintain a level of cash flows from operating activities sufficient to permit DSG to pay the principal, premium, if any, and interest on its debt.

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $49 million and $57 million of debt of certain third parties as of December 31, 2020 and 2019, respectively, of which $16 million and $20 million, net of deferred financing costs, related to consolidated VIEs is included in our consolidated balance sheets as of December 31, 2020 and 2019, respectively. These guarantees primarily relate to the debt of Cunningham as discussed under Cunningham Broadcasting Corporation within Note 15. Related Person Transactions. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. As of December 31, 2020, we have determined that it is not probable that we would have to perform under any of these guarantees.

Finance leases

For more information related to our finance leases and affiliate finance leases see Note 8. Leases and Note 15. Related Person Transactions, respectively.

8. LEASES:

As described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, we adopted new lease accounting guidance effective January 1, 2019.
We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building space, tower space, and equipment. We do not separate non-lease components from our building and tower leases for the purposes of measuring our lease liabilities and assets. Our leases consist of operating leases and finance leases which are presented separately in our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The following table presents lease expense we have recorded in our consolidated statements of operations for the years ended December 31, 2020 and December 31, 2019 (in millions):

	2020	2019
Finance lease expense:
Amortization of finance lease asset	$3	$3
Interest on lease liabilities	4	4
Total finance lease expense	7	7
Operating lease expense (a)	64	47
Total lease expense	$71	$54

(a)Includes variable lease expense of $7 million and $5 million for the years ended December 31, 2020 and 2019, respectively, and short-term lease expense of $1 million for both the years ended December 31, 2020 and 2019.

The following table summarizes our outstanding operating and finance lease obligations as of December 31, 2020 (in millions):

	Operating Leases	Finance Leases	Total
2021	$46	$8	$54
2022	36	8	44
2023	32	7	39
2024	26	6	32
2025	24	5	29
2026 and thereafter	142	19	161
Total undiscounted obligations	306	53	359
Less imputed interest	(74)	(15)	(89)
Present value of lease obligations	$232	$38	$270

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2020 and December 31, 2019 (in millions, except lease term and discount rate):

	2020			2019
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$197	$17	(a)	$223	$14	(a)

Lease liabilities, current	34	5		38	5
Lease liabilities, non-current	198	33		217	33
Total lease liabilities	$232	$38		$255	$38

Weighted average remaining lease term (in years)	9.39	8.39		9.55	7.18
Weighted average discount rate	5.7%	8.4%		5.7%	8.8%

(a)Finance lease assets are reflected in property and equipment, net in our consolidated balance sheets.

The following table presents other information related to leases for the years ended December 31, 2020 and December 31, 2019 (in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$38
Operating cash flows from finance leases	$3	$4
Financing cash flows from finance leases	$5	$5
Leased assets obtained in exchange for new operating lease liabilities	$20	$35
Leased assets obtained in exchange for new finance lease liabilities	$6	$—

9. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2020 were as follows (in millions):

2021	$92
2022	16
2023	9
2024	4
2025	1
Total	122
Less: Current portion	92
Long-term portion of program contracts payable	$30

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $24 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $91 million as of December 31, 2020.

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

The Redeemable Subsidiary Preferred Equity accrues an initial quarterly dividend commencing on August 23, 2019 equal to 1-Month LIBOR (with a 0.75% floor) plus 7.5% (8% if paid in kind) per annum on the sum of (i) $1,025 million (the Aggregate Liquidation Preference) plus (ii) the amount of aggregate accrued and unpaid dividends as of the end of the immediately preceding dividend accrual period, payable, at DSH's election, in cash or, to the extent not paid in cash, by automatically increasing the Aggregate Liquidation Preference, whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds legally available for the payment of dividends. The Redeemable Subsidiary Preferred Equity dividend rate is subject to rate step-ups of 0.5% per annum, beginning on August 23, 2022; provided that, and subject to other applicable increases in the dividend rate described below, the cumulative dividend rate will be capped at 1-Month LIBOR plus 10.5% per annum until (a) on February 23, 2028, the Redeemable Subsidiary Preferred Equity dividend rate will increase by 1.50% with further increases of 0.5% on each six month anniversary thereafter and (b) the Redeemable Subsidiary Preferred Equity dividend rate will increase by 2% if we do not redeem the Redeemable Subsidiary Preferred Equity, to the extent elected by holders of the Redeemable Subsidiary Preferred Equity, upon a change of control; provided, in each case, that the cumulative dividend rate will be capped at 1-Month LIBOR plus 14% per annum.

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

During the years ended December 31, 2020 and 2019, we redeemed 550,000 and 300,000 units, respectively, of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $550 million and $300 million, respectively, plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates.

Dividends accrued during the years ended December 31, 2020 and 2019 were $36 million and $33 million, respectively, and are reflected in net income attributable to the redeemable noncontrolling interests in our consolidated statements of operations. The balance of the Redeemable Subsidiary Preferred Equity, net of issuance costs, was $170 million and $700 million as of December 31, 2020 and 2019, respectively.

In connection with the Redeemable Subsidiary Preferred Equity, the Company provides a guarantee of collection of distributions.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries had the right to sell its interest to the Company at a fair market sale value of $376 million, plus any undistributed income, which was exercised and settled in January 2020.

A noncontrolling equity holder of one of our subsidiaries has the right to sell its interest to the Company at any time during the 30-day period following September 30, 2025. The initial value of this redeemable noncontrolling interest was recorded at $22 million.

11. COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2020, no Class B Common Stock shares were converted into Class A Common Stock shares. During 2019, 943,002 Class B Common Stock shares were converted into Class A Common Stock shares.

Our Bank Credit Agreements and some of our subordinate debt instruments have restrictions on our ability to pay dividends on our common stock unless certain specific conditions are satisfied, including but not limited to:
•no event of default then exists under each indenture or certain other specified agreements relating to our debt; and
•after taking into account the dividends payment, we are within certain restricted payment requirements contained in each indenture.

During 2020 and 2019, our Board of Directors declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. Total dividend payments for both the year ended December 31, 2020 and 2019 were $0.80 per share. In February 2021, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant. The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2020, we repurchased approximately 19 million shares of Class A Common Stock for $343 million. As of December 31, 2020, the total remaining repurchase authorization was $880 million.

12. INCOME TAXES:

The (benefit) provision for income taxes consisted of the following for the years ended December 31, 2020, 2019, and 2018 (in millions):

	2020	2019	2018
Current (benefit) provision for income taxes:
Federal	$(126)	$(89)	$59
State	9	(2)	8
	(117)	(91)	67
Deferred benefit for income taxes:
Federal	(584)	(4)	(69)
State	(19)	(1)	(34)
	(603)	(5)	(103)
Benefit for income taxes	$(720)	$(96)	$(36)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments:
Valuation allowance (a)	(6.1)%	(237.1)%	0.7%
State income taxes, net of federal tax benefit (b)	4.0%	56.6%	(8.8)%
Net operating loss carryback (c)	1.9%	—%	—%
Federal tax credits (d)	1.7%	(684.6)%	(19.9)%
Noncontrolling interest (e)	0.7%	(138.9)%	(0.3)%
Change in unrecognized tax benefits (f)	(0.2)%	72.2%	—%
Effect of consolidated VIEs (g)	(0.1)%	46.3%	1.6%
Stock-based compensation	(0.1)%	(15.9)%	0.5%
Spectrum sales (h)	—%	(386.7)%	(5.8)%
Nondeductible items (i)	—%	192.7%	0.4%
Capital loss carryback (j)	—%	(26.0)%	—%
Federal tax reform (k)	—%	—%	(1.4)%
Other	0.1%	(3.0)%	0.3%
Effective income tax rate	22.9%	(1,103.4)%	(11.7)%

(a)Our 2020 income tax provision includes a $192 million addition related to an increase in valuation allowance primarily due to the change in judgement in the realizability of certain deferred tax assets resulting from the reduction in forecast of future operating income and the RSN impairment. Our 2019 income tax provision included a $16 million benefit related to a release of valuation allowance on certain state net operating losses where utilization was expected as a result of a business combination.
(b)Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers and/or impact of changes in apportionment.
(c)Our 2020 provision includes a $61 million benefit as result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to the pre-2018 years when the federal tax rate was 35%.
(d)Our 2020, 2019, and 2018 income tax provisions include a benefit of $42 million, $57 million, and $58 million, respectively, related to investments in sustainability initiatives whose activities qualify for federal income tax credits through 2021.
(e)Our 2020 and 2019 income tax provisions include a $23 million and a $12 million benefit, respectively, related to noncontrolling interest of various partnerships.
(f)Our 2020 and 2019 income tax provisions include a $5 million and $4 million additions, respectively, related to tax positions of prior tax years.
(g)Certain of our consolidated VIEs incur expenses that are not attributable to non-controlling interests because we absorb certain related losses of the VIEs. These expenses are not tax-deductible by us, and since these VIEs are treated as pass-through entities for income tax purposes, deferred income tax benefits are not recognized.
(h)Our 2019 income tax provision includes a benefit of $34 million related to the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.
(i)Our 2019 income tax provision includes a $17 million addition primarily related to regulatory costs, executive compensation and other not tax-deductible expenses.
(j)Our 2019 income tax provision includes a $2 million benefit related to capital losses that will be carried back to the pre-2018 tax years when the federal tax rate was 35%.
(k)Our 2018 income tax provision includes a non-recurring benefit of $4 million to reflect the effect of the Tax Reform enacted on December 22, 2017.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes.  Total deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Deferred Tax Assets:
Net operating losses:
Federal	$22	$22
State	130	92
Goodwill and intangible assets	9	10
Basis in DSH	834	—
Tax Credits	67	—
Settlement and other accruals	7	39
Other	46	28
	1,115	191
Valuation allowance for deferred tax assets	(252)	(65)
Total deferred tax assets	$863	$126

Deferred Tax Liabilities:
Goodwill and intangible assets	$(402)	$(415)
Property & equipment, net	(221)	(90)
Other	(43)	(28)
Total deferred tax liabilities	(666)	(533)
Net deferred tax assets (liabilities)	$197	$(407)

At December 31, 2020, the Company had approximately $106 million and $2.9 billion of gross federal and state net operating losses, respectively. Those losses will expire during various years from 2021 to 2040, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes. As of December 31, 2020, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the IRC Section 163(j) and a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future. During the year ended December 31, 2020, we increased our valuation allowance by $187 million to $252 million. The increase in valuation allowance was primarily due to the change in judgement in the realizability of certain deferred tax assets resulting from changes in our forecast of future operating income and the RSN impairment. During the year ended December 31, 2019, we decreased our valuation allowance by $1 million to $65 million. The decrease in valuation allowance was primarily due to the change in the realizability of certain state deferred tax assets as a result of a business combination in 2019.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in millions):

	2020	2019	2018
Balance at January 1,	$11	$7	$7
Additions related to prior year tax positions	5	4	—
Additions related to current year tax positions	3	—	2
Reductions related to prior year tax positions	(1)	—	(1)
Reductions related to settlements with taxing authorities	(4)	—	—
Reductions related to expiration of the applicable statute of limitations	(3)	—	(1)
Balance at December 31,	$11	$11	$7

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Our 2017 and 2018 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. Certain of our 2016 and subsequent federal and/or state tax returns remain subject to examination by various tax authorities. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements. In addition, we do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

In August 2020, we received an approval from the Joint Committee on Taxation of a settlement agreement with the Internal Revenue Service with respect to the audit of our 2013 - 2015 federal income tax returns. There was no material impact on our financial statements as a result of this settlement.

13. COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to the local sports segment's sports programming rights agreements as of December 31, 2020. These commitments assume that sports teams fully deliver the contractually committed games, and do not reflect the impact of rebates expected to be paid by the teams.

(in millions)
2021	$1,820
2022	1,575
2023	1,525
2024	1,457
2025	1,370
2026 and thereafter	6,912
Total	$14,659

Other Liabilities

In connection with the RSN Acquisition, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of December 31, 2020 and December 31, 2019, $31 million and $56 million, respectively, were recorded within other current liabilities and $97 million and $145 million, respectively, were recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $8 million and $4 million was recorded for the years ended December 31, 2020 and 2019, respectively.

In connection with the RSN Acquisition, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of December 31, 2020 and December 31, 2019, $12 million and $34 million, respectively, were recorded within other current liabilities and $41 million and $205 million, respectively, were recorded within other long-term liabilities in our consolidated balance sheets. These obligations are measured at the present value of the estimated amount of cash to be paid over the term of the contracts. We recorded a measurement adjustment gain of $159 million for the year ended December 31, 2020, recorded within other income, net in our consolidated statements of operations. The measurement adjustment gain was a result of a decrease in the projected excess cash flows of the related RSNs, as further discussed in Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets.

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

On May 22, 2020, the FCC released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by the NAL, the FCC’s investigation of the allegations raised in the HDO, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending. For the year ended December 31, 2020, we recorded an expense of $2.5 million for the above legal matters, which is reflected within selling, general, and administrative expenses in our consolidated statements of operations.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and Notice of Apparent Liability for Forfeiture (NAL) against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. The Company is not a party to that proceeding and cannot predict whether or how the proceeding will affect the Company’s financial statements. However, we accrued an expense for the above legal matters during the year ending December 31, 2020, as we consolidate these stations as VIEs.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the Defendants’ motion to dismiss on November 6, 2020. Since then, the Plaintiffs have served the Defendants with written discovery requests, and the Court has set a pretrial schedule requiring discovery to be completed by July 1, 2022, and briefing on class certification to be completed by November 14, 2022. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

On August 9, 2018, Edward Komito, a putative Company shareholder, filed a class action complaint in the United States District Court for the District of Maryland (the District of Maryland) against the Company, Christopher Ripley and Lucy Rutishauser, which action is now captioned In re Sinclair Broadcast Group, Inc. Securities Litigation, case No. 1:18-CV-02445-CCB (the Securities Action). On March 1, 2019, lead counsel in the Securities Action filed an amended complaint, adding David Smith and Steven Marks as defendants, and alleging that defendants violated the federal securities laws by issuing false or misleading disclosures concerning (a) the Merger prior to the termination thereof; and (b) the DOJ investigation concerning the alleged exchange of pacing information. The Securities Action seeks declaratory relief, money damages in an amount to be determined at trial, and attorney’s fees and costs. On May 3, 2019, Defendants filed a motion to dismiss the amended complaint, which motion was opposed by lead plaintiff. On February 4, 2020, the Court issued a decision granting the motion to dismiss in part and denying the motion to dismiss in part. On February 18, 2020, plaintiffs filed a motion for reconsideration or, in the alternative, to certify dismissal as final and appealable. Defendants filed an opposition to this motion. On July 20, 2020, the Court issued a decision denying plaintiffs’ motion and dismissing the remaining claims (which the Court previously had not dismissed in its February 4, 2020 decision) based on lack of standing. The plaintiffs did not appeal this decision, and the Securities Action therefore has concluded.

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

On November 29, 2018, putative Company shareholder Fire and Police Retiree Health Care Fund, San Antonio filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Fire and Police Retiree Health Care Fund, San Antonio v. Smith, et al., Case No. 1:18-cv-03670-RDB (the San Antonio Action). On December 26, 2018, putative Company shareholder Teamsters Local 677 Health Services & Insurance Plan filed a shareholder derivative complaint in the Circuit Court of Maryland for Baltimore County (the Circuit Court) against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Teamsters Local 677 Health Services & Insurance Plan v. Friedman, et al., Case No. 03-C-18-12119 (the Teamsters Action). A defendant in the Teamsters Action removed the Teamsters action to the District of Maryland, and the plaintiff in that case has moved to remand the case back to the Circuit Court. That motion is fully briefed and awaiting decision. On December 21, 2018, putative Company shareholder Norfolk County Retirement System filed a shareholder derivative complaint in the District of Maryland against the members of the Company’s Board of Directors, Mr. Ripley, and the Company (as a nominal defendant), which action is captioned Norfolk County Retirement System v. Smith, et al., Case No. 1:18-cv-03952-RDB (the Norfolk Action, and together with the San Antonio Action and the Teamsters Action, the Derivative Actions). The plaintiffs in each of the Derivative Actions allege breaches of fiduciary duties by the defendants in connection with (i) seeking regulatory approval of the Tribune Merger and (ii) the HDO, and the allegations contained therein. The plaintiffs in the Derivative Actions seek declaratory relief, money damages to be awarded to the Company in an amount to be determined at trial, corporate governance reforms, equitable or injunctive relief, and attorney’s fees and costs. Additionally, the plaintiffs in the Teamsters and Norfolk Actions allege that the defendants were unjustly enriched, in the form of their compensation as directors and/or officers of the Company, in light of the alleged breaches of fiduciary duty, and seek restitution to be awarded to the Company. These allegations are the subject matter of the review being conducted by the Special Litigation Committee, as noted above. On April 30, 2019, the Special Litigation Committee moved to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions, which motion was opposed by the plaintiffs. The Company and the remaining individual defendants joined in this motion. On October 23, 2019, the court granted the plaintiff’s motion in the Teamsters Action to remand that action back to the Circuit Court. On December 9, 2019, the court denied defendants’ motions to dismiss and, in the alternative, to stay the San Antonio and Norfolk Actions without prejudice, subject to potential renewal following limited discovery.

On July 20, 2020, the parties to the Derivative Actions executed a Stipulation and Agreement of Settlement, Compromise and Release (the Settlement Stipulation) reflecting the terms of the settlement of the Derivative Actions (the Settlement), subject to final approval by the Court (which approval subsequently was obtained). In connection with the Settlement, (a) the Company’s Board of Directors agreed to implement a series of corporate governance measures (as described in Exhibit A to the Settlement Stipulation); (b) defendants’ insurers agreed to pay $20.5 million into a settlement fund, which, after a deduction for an award of fees and expenses to plaintiffs’ counsel in an amount determined by the Court, was paid to the Company; (c) the Board of Directors agreed to designate an aggregate amount of $5 million of the settlement fund to be used, over a period of five years, for the implementation and operation of the corporate governance measures and certain compliance programs in connection with an FCC consent decree that was previously announced on May 6, 2020; and (d) the Company’s Executive Chairman David D. Smith agreed to forgo, cancel, or return a grant of SARs of 638,298 shares of Sinclair Class A Common Stock that was awarded to him in February 2020. In exchange for the consideration described above, the Settlement provided that the Derivative Actions would be dismissed and defendants would be released of any claims relating to the Tribune Merger or the HDO (provided that the release will not include the Securities Action). Defendants did not admit any liability or wrongdoing in connection with the Settlement and entered into the Settlement to avoid the costs, risks, distraction, and uncertainties of continued litigation. On July 23, 2020, and pursuant to the Settlement, the Teamsters Action was voluntarily dismissed. Also on July 23, 2020, the plaintiffs in the Norfolk Action and the San Antonio Action filed the settlement papers with the District of Maryland and moved for preliminary approval of the Settlement as fair, reasonable, and adequate, and providing for notice to shareholders of the Settlement. On August 6, 2020, the court entered an order preliminarily approving the settlement and providing for notice of a final settlement hearing to be held on October 27, 2020. On October 27, 2020, the court held the final settlement hearing. On November 20, 2020, the court issued an opinion and entered a Final Order and Judgment approving the Settlement and the Settlement Stipulation (with a modification of the fees to be awarded to plaintiffs’ counsel). Accordingly, the Derivative Actions have concluded.

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

In 1999, the FCC established a local television ownership rule that made certain LMAs attributable. The FCC adopted policies to grandfather LMAs that were entered into prior to November 5, 1996 and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its subsequent quadrennial reviews.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs. Currently, all LMAs are grandfathered under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the grandfathering of these LMAs, we would have to terminate or modify these LMAs.

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

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs where two television stations are located in the same market, and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs existing as of March 31, 2014, were grandfathered until October 1, 2025, at which point they would have to be terminated, amended or otherwise come into compliance with the JSA attribution rule. On November 20, 2017, the FCC released an Ownership Order on Reconsideration that, among other things, eliminated the JSA attribution rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. Petitions for Review of the Ownership Order on Reconsideration, including the elimination of the JSA attribution rule, were filed before the U.S. Court of Appeals for the Third Circuit. On September 23, 2019, the court vacated and remanded the Ownership Order on Reconsideration. Petitions for rehearing en banc were filed by the FCC and industry intervenors (including the Company) on November 7, 2019. The Third Circuit denied the petitions for rehearing on November 20, 2019 and the court’s mandate issued on November 29, 2019. On April 17, 2020, the FCC and industry intervenors filed petitions for writ of certiorari with the Supreme Court, which petitions were granted on October 2, 2020. The briefing schedule concluded on January 12, 2021, and oral argument was heard on January 19, 2021. We cannot predict the outcome of the proceeding. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including loss of revenues, increased costs, losses on investments, and termination penalties.

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

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules. The NPRM seeks comment on whether certain of its ownership rules continue to be necessary in the public interest or whether they should be modified or eliminated. With respect to the local television ownership rule specifically, among other things, the NPRM seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the NPRM examines further several diversity related proposals raised in the last quadrennial review proceeding. The public comment period began on April 29, 2019, and reply comments were due by May 29, 2019. We cannot predict the outcome of the rulemaking proceeding. Changes to these rules could impact our ability to make radio or television station acquisitions.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$64	$39
Accounts receivable, net	70	39
Prepaid sports rights	2	10
Other current assets	5	6
Total current asset	141	94

Property and equipment, net	16	15
Operating lease assets	6	8
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	54	93
Other assets	1	3
Total assets	$233	$228

LIABILITIES
Current liabilities:
Other current liabilities	$40	$19

Notes payable, finance leases, and commercial bank financing, less current portion	10	15
Operating lease liabilities, less current portion	5	6
Program contracts payable, less current portion	4	7
Other long term liabilities	17	1
Total liabilities	$76	$48

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $131 million and $127 million as of December 31, 2020 and December 31, 2019, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2020, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 7. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $75 million and $71 million as of December 31, 2020 and 2019, respectively, and are included in other assets in our consolidated balance sheets. See Note 6. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments.  The income and loss related to equity method investments and other equity investments are recorded in loss from equity method investments and other income, net, respectively, in our consolidated statements of operations.  We recorded losses of $38 million, $50 million, and $45 million for the years ended December 31, 2020, 2019, and 2018, respectively, related to these investments.

15. RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $5 million for each of the years ended December 31, 2020, 2019, and 2018.

Finance leases payable related to the aforementioned relationships were $8 million, net of $2 million interest, and $11 million, net of $3 million interest, as of December 31, 2020 and 2019, respectively. The finance leases mature in periods through 2029. For further information on finance leases to affiliates, see Note 7. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $1 million for the year ended December 31, 2020 and $2 million for each of the years ended December 31, 2019 and 2018.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 14. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of December 31, 2020, we have jointly, severally, unconditionally, and irrevocably guaranteed $41 million of Cunningham debt, of which $8 million, net of $0.4 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of Cunningham is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $54 million and $51 million as of December 31, 2020 and 2019, respectively.  The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2020 and 2019. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $8 million for each of the years ended December 31, 2020 and 2019 and $10 million for the year ended December 31, 2018.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between November 2021 and December 2028, and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $157 million, $155 million, and $171 million for the years ended December 31, 2020, 2019, and 2018, respectively, related to the Cunningham Stations.

 We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2022. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $1 million that expires in December 2021.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling $0.2 million for each of the years ended December 31, 2020, 2019, and 2018.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2020, 2019, and 2018.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $5 million and $2 million for the years ended December 31, 2020 and 2019, respectively.

In conjunction with the RSN Acquisition on August 23, 2019, as discussed in Note 2. Acquisitions and Dispositions of Assets, we assumed a minority interest in certain mobile production businesses, which we account for as equity method investments. We made payments to these businesses for production services totaling $19 million and $12 million for the years ended December 31, 2020 and 2019, respectively.

Programming rights

As of December 31, 2020, affiliates of six professional teams have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the fiscal years ended 2025 through 2032. The Company paid $168 million, net of rebates, for the year ended December 31, 2020 and $73 million for the year ended December 31, 2019 under sports programming rights agreements covering the broadcast of regular season games to professional teams who have non-controlling equity interests in certain of our RSNs.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.2 million, consisting of salary and bonus, for each of the years ended December 31, 2020, 2019, and 2018, and was granted a RSA with respect to 355 shares, vesting over two years, for the year ended December 31, 2020. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.2 million, consisting of salary and bonus, for each of the years ended December 31, 2020 and 2019, and $0.1 million, consisting of salary and bonus, for the year ended December 31, 2018. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, President and Chief Executive Officer of the Company. Edward Kim was hired during the year ended December 31, 2020, with a base salary of $0.2 million, and received total compensation for the year of $0.1 million, consisting of salary.

16. EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2020, 2019, and 2018 (in millions, except share amounts which are reflected in thousands):

	2020	2019	2018
Income (Numerator)
Net (loss) income	$(2,429)	$105	$346
Net income attributable to the redeemable noncontrolling interests	(56)	(48)	—
Net loss (income) attributable to the noncontrolling interests	71	(10)	(5)
Numerator for basic and diluted earnings per common share available to common shareholders	$(2,414)	$47	$341

Shares (Denominator)
Basic weighted-average common shares outstanding	79,924	92,015	100,913
Dilutive effect of stock settled appreciation rights and outstanding stock options	—	1,170	805
Diluted weighted-average common and common equivalent shares outstanding	79,924	93,185	101,718

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

	2020	2019	2018
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,288	238	1,325

17. SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: broadcast and local sports. Our broadcast segment, previously referred to as our local news and marketing service segment, provides free over-the-air programming to television viewing audiences and includes stations in 88 markets located throughout the continental United States. Our local sports segment, previously referred to as our sports segment, provides viewers with live professional sports content and includes our regional sports network brands, Marquee, and a minority equity interest in the YES Network. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.
Segment financial information is included in the following tables for the years ended December 31, 2020, 2019, and 2018 (in millions):

As of December 31, 2020	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,017	$—	$75	$—	$2,092
Assets	4,908	6,620	1,867	(13)	13,382
Capital expenditures	101	24	32	—	157

As of December 31, 2019	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,026	$2,615	$75	$—	$4,716
Assets	4,866	11,258	1,271	(25)	17,370
Capital expenditures	150	9	9	(12)	156

For the year ended December 31, 2020	Broadcast		Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,922		$2,686	$451	$(116)	(e)	$5,943
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	239		410	27	(2)		674
Amortization of sports programming rights (a)	—		1,078	—	—		1,078
Amortization of program contract costs	83		—	3	—		86
Corporate general and administrative expenses	119		10	19	—		148
(Gain) loss on asset dispositions and other, net of impairment	(118)	(b)	—	3	—		(115)
Impairment of goodwill and definite-lived intangible assets	—		4,264	—	—		4,264
Operating income (loss)	789	(b)	(3,602)	47	(6)		(2,772)
Interest expense including amortization of debt discount and deferred financing costs	5		460	203	(12)		656
Income (loss) from equity method investments	—		6	(42)	—		(36)

For the year ended December 31, 2019	Broadcast		Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,690		$1,139	$470	$(59)	(e)	$4,240
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	246		157	22	(1)		424
Amortization of sports programming rights (a)	—		637	—	—		637
Amortization of program contract costs	90		—	—	—		90
Corporate general and administrative expenses	144		93	151	(1)		387
Gain on asset dispositions and other, net of impairment	(62)	(b)	—	(30)	—		(92)
Operating income (loss)	546	(b)	30	(98)	(8)		470
Interest expense including amortization of debt discount and deferred financing costs	5		200	230	(13)		422
Income (loss) from equity method investments	—		18	(53)	—		(35)

For the year ended December 31, 2018	Broadcast		Local sports	Other & Corporate		Eliminations	Consolidated
Revenue	$2,715		$—	$350		$(10)	$3,055
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	252		—	29		(1)	280
Amortization of program contract costs	101		—	—		—	101
Corporate general and administrative overhead expenses	100		—	11		—	111
(Gain) loss on asset dispositions and other, net of impairment	(100)	(c)	—	60	(d)	—	(40)
Operating income (loss)	751	(c)	—	(88)	(d)	(3)	660
Interest expense including amortization of debt discount and deferred financing costs	6		—	301		(15)	292
Loss from equity method investments	—		—	(61)		—	(61)

(a)The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations.
(b)Includes gains of $90 million and $62 million for the years ended December 31, 2020 and 2019, respectively, related to reimbursements for the spectrum repack costs. See Note 2. Acquisitions and Dispositions of Assets.
(c)Includes a gain of $83 million related to the auction proceeds. See Note 2. Acquisitions and Dispositions of Assets.
(d)Includes a $60 million impairment to the carrying value of a consolidated real estate venture. See Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(e)Includes $100 million and $35 million of revenue for the years ended December 31, 2020 and 2019, respectively, for services provided by broadcast to local sports and other, which are eliminated in consolidation.

18. FAIR VALUE MEASUREMENTS:

Accounting guidance provides for valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). A fair value hierarchy using three broad levels prioritizes the inputs to valuation techniques used to measure fair value. The following is a brief description of those three levels:

•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities as of December 31, 2020 and 2019 (in millions):

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Investments in equity securities	$68	$68	$2	$2
STG:
Money market funds	448	448	354	354
Deferred compensation assets	42	42	36	36
Deferred compensation liabilities	36	36	33	33
DSG:
Money market funds	292	292	559	559

Level 2 (a):
STG:
5.875% Senior Unsecured Notes due 2026	348	358	350	368
5.625% Senior Unsecured Notes due 2024 (b)	—	—	550	566
5.500% Senior Unsecured Notes due 2030	500	520	500	511
5.125% Senior Unsecured Notes due 2027	400	408	400	411
4.125% Senior Secured Notes due 2030 (b)	750	770	—	—
Term Loan B (b)	1,119	1,107	1,329	1,326
Term Loan B-2	1,284	1,264	1,297	1,300
DSG:
12.750% Senior Secured Notes due 2026 (c)	31	28	—	—
6.625% Senior Unsecured Notes due 2027 (c)	1,744	1,056	1,825	1,775
5.375% Senior Secured Notes due 2026	3,050	2,483	3,050	3,085
Term Loan	3,259	2,884	3,292	3,284
Accounts Receivable Securitization Facility (d)	177	177	—	—
Debt of variable interest entities	17	17	21	21
Debt of non-media subsidiaries	17	17	18	18

Level 3:
Options and warrants (e)	332	332	—	—

(a)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing costs, which are excluded in the above table, of $183 million and $231 million as of December 31, 2020 and 2019, respectively.
(b)On December 4, 2020, we issued $750 million aggregate principal amount of the STG 4.125% Secured Notes, the net proceeds of which were used, plus cash on hand, to redeem $550 million aggregate principal amount of the STG 5.625% Notes, as well as repay $200 million of STG's Term Loan B-1. See Note 7. Notes Payable and Commercial Bank Financing for additional information.
(c)On June 10, 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes for cash payments of $10 million, including accrued but unpaid interest, and $31 million aggregate principal amount of the newly issued DSG 12.750% Secured Notes. See Note 7. Notes Payable and Commercial Bank Financing for additional information.
(d)We entered into the A/R Facility on September 23, 2020. As of December 31, 2020, the balance of the loans under the A/R Facility was $177 million. See Note 7. Notes Payable and Commercial Bank Financing for additional information.
(e)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. These financial instruments were determined to have an initial value of $199 million. During the year ended December 31, 2020 we recorded $133 million of fair value adjustments related to these interests. The fair value of the warrants are primarily derived from the quoted trading prices of the underlying common equity adjusted for a 25% discount for lack of marketability (DLOM). The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 25%. There are certain restrictions surrounding the sale and ownership of common stock and the Company has agreed not to sell any shares beneficially owned prior to the first anniversary of the agreement. The Company is also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above. See Note 6. Other Assets for further discussion.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Options and Warrants
Fair value at December 31, 2019	$—
Acquisition	199
Measurement adjustments	133
Fair value at December 31, 2020	$332

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under STG's Bank Credit Agreement, 5.875% unsecured notes, 5.125% unsecured notes, 5.500% unsecured notes and 4.125% secured notes. Our Class A Common Stock and Class B Common Stock as of December 31, 2020, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under STG's Bank Credit Agreement, 5.875% unsecured notes, 5.125% unsecured notes, 5.500% unsecured notes, and 4.125% secured notes. As of December 31, 2020, our consolidated total debt of $12,551 million included $4,405 million of debt related to STG and its subsidiaries of which SBG guaranteed $4,366 million.

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

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2020
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$458	$—	$801	$—	$1,259
Accounts receivable, net	—	—	558	502	—	1,060
Other current assets	7	46	372	560	(87)	898
Total current assets	7	504	930	1,863	(87)	3,217

Property and equipment, net	1	33	706	109	(26)	823

Investment in equity of consolidated subsidiaries	430	3,549	—	—	(3,979)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,082	10	—	2,092
Indefinite-lived intangible assets	—	—	156	15	—	171
Definite-lived intangible assets, net	—	—	1,256	4,409	(41)	5,624
Other long-term assets	139	1,718	280	1,569	(2,254)	1,452
Total assets	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

Accounts payable and accrued liabilities	$19	$70	$247	$284	$(87)	$533
Current portion of long-term debt	—	13	5	41	(1)	58
Other current liabilities	1	2	134	306	—	443
Total current liabilities	20	85	386	631	(88)	1,034

Long-term debt	700	4,337	33	8,460	(1,037)	12,493
Investment in deficit of consolidated subsidiaries	1,118	—	—	—	(1,118)	—
Other long-term liabilities	12	121	1,445	710	(1,438)	850
Total liabilities	1,850	4,543	1,864	9,801	(3,681)	14,377

Redeemable noncontrolling interests	—	—	—	190	—	190
Total Sinclair Broadcast Group (deficit) equity	(1,273)	1,261	3,546	(2,098)	(2,710)	(1,274)
Noncontrolling interests in consolidated subsidiaries	—	—	—	85	4	89
Total liabilities, redeemable noncontrolling interests, and equity	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2019
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$357	$3	$973	$—	1,333
Accounts receivable, net	—	—	561	571	—	1,132
Other current assets	5	41	264	188	(50)	448
Total current assets	5	398	828	1,732	(50)	2,913

Property and equipment, net	1	31	659	96	(22)	765

Investment in consolidated subsidiaries	2,270	3,558	—	—	(5,828)	—
Goodwill	—	—	2,091	2,625	—	4,716
Indefinite-lived intangible assets	—	—	144	14	—	158
Definite-lived intangible assets	—	—	1,426	6,598	(47)	7,977
Other long-term assets	82	1,611	279	618	(1,749)	841
Total assets	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

Accounts payable and accrued liabilities	$142	$109	$286	$296	$(51)	$782
Current portion of long-term debt	—	27	4	41	(1)	71
Other current liabilities	—	1	133	147	—	281
Total current liabilities	142	137	423	484	(52)	1,134

Long-term debt	700	4,348	32	8,317	(1,030)	12,367
Other liabilities	13	53	1,418	547	(934)	1,097
Total liabilities	855	4,538	1,873	9,348	(2,016)	14,598

Redeemable noncontrolling interests	—	—	—	1,078	—	1,078
Total Sinclair Broadcast Group equity	1,503	1,060	3,554	1,069	(5,684)	1,502
Noncontrolling interests in consolidated subsidiaries	—	—	—	188	4	192
Total liabilities, redeemable noncontrolling interests, and equity	$2,358	$5,598	$5,427	$11,683	$(7,696)	$17,370

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2020
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$100	$3,081	$2,946	$(184)	$5,943

Media programming and production expenses	—	3	1,284	1,519	(71)	2,735
Selling, general and administrative	18	122	658	279	(97)	980
Impairment of goodwill and definite-lived intangible assets	—	—	—	4,264	—	4,264
Depreciation, amortization and other operating expenses	2	8	211	525	(10)	736
Total operating expenses	20	133	2,153	6,587	(178)	8,715

Operating (loss) income	(20)	(33)	928	(3,641)	(6)	(2,772)

Equity in (loss) earnings of consolidated subsidiaries	(2,409)	877	—	—	1,532	—
Interest expense	(13)	(191)	(3)	(474)	25	(656)
Other income (expense)	27	4	(41)	303	(14)	279
Total other (expense) income	(2,395)	690	(44)	(171)	1,543	(377)

Income tax benefit	1	51	3	665	—	720
Net (loss) income	(2,414)	708	887	(3,147)	1,537	(2,429)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(56)	—	(56)
Net loss attributable to the noncontrolling interests	—	—	—	71	—	71
Net (loss) income attributable to Sinclair Broadcast Group	$(2,414)	$708	$887	$(3,132)	$1,537	$(2,414)
Comprehensive (loss) income	$(2,414)	$707	$887	$(3,154)	$1,537	$(2,437)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2019
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$35	$2,841	$1,487	$(123)	$4,240

Media programming and production expenses	—	—	1,238	894	(59)	2,073
Selling, general and administrative	147	147	663	202	(40)	1,119
Depreciation, amortization and other operating expenses	—	(20)	278	334	(14)	578
Total operating expenses	147	127	2,179	1,430	(113)	3,770

Operating (loss) income	(147)	(92)	662	57	(10)	470

Equity in earnings of consolidated subsidiaries	165	577	—	—	(742)	—
Interest expense	(5)	(216)	(4)	(216)	19	(422)
Other income (expense)	2	(7)	(53)	24	(5)	(39)
Total other income (expense)	162	354	(57)	(192)	(728)	(461)

Income tax benefit (provision)	32	66	(21)	19	—	96
Net income (loss)	47	328	584	(116)	(738)	105
Net income attributable to the redeemable noncontrolling interests	—	—	—	(48)	—	(48)
Net income attributable to the noncontrolling interests	—	—	—	(10)	—	(10)
Net income (loss) attributable to Sinclair Broadcast Group	$47	$328	$584	$(174)	$(738)	$47
Comprehensive income (loss)	$47	$327	$584	$(116)	$(738)	$104

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$—	$2,856	$293	$(94)	$3,055

Media programming and production expenses	—	—	1,131	141	(81)	1,191
Selling, general and administrative	10	100	613	20	(2)	741
Depreciation, amortization and other operating expenses	—	5	258	207	(7)	463
Total operating expenses	10	105	2,002	368	(90)	2,395

Operating (loss) income	(10)	(105)	854	(75)	(4)	660

Equity in earnings of consolidated subsidiaries	348	724	—	—	(1,072)	—
Interest expense	—	(285)	(4)	(18)	15	(292)
Other income (expense)	2	(2)	(58)	—	—	(58)
Total other income (expense)	350	437	(62)	(18)	(1,057)	(350)

Income tax benefit (provision)	2	90	(62)	6	—	36
Net income (loss)	342	422	730	(87)	(1,061)	346
Net income attributable to the noncontrolling interests	—	—	—	(5)	—	(5)
Net income (loss) attributable to Sinclair Broadcast Group	$342	$422	$730	$(92)	$(1,061)	$341
Comprehensive income (loss)	$347	$422	$730	$(87)	$(1,065)	$347

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2020
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(119)	$(75)	$864	$875	$3	$1,548

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8)	(130)	(26)	7	(157)
Acquisition of businesses, net of cash acquired	—	—	(16)	—	—	(16)
Proceeds from the sale of assets	—	—	36	—	—	36
Purchases of investments	(43)	(8)	(43)	(45)	—	(139)
Spectrum repack reimbursements	—	—	90	—	—	90
Other, net	1	—	(2)	28	—	27
Net cash flows (used in) from investing activities	(42)	(16)	(65)	(43)	7	(159)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,398	—	421	—	1,819
Repayments of notes payable, commercial bank financing and finance leases	—	(1,434)	(4)	(301)	—	(1,739)
Dividends paid on Class A and Class B Common Stock	(63)	—	—	—	—	(63)
Repurchase of outstanding Class A Common Stock	(343)	—	—	—	—	(343)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(36)	—	(36)
Redemption of subsidiary preferred equity	—	—	—	(547)	—	(547)
Debt issuance costs	—	(11)	—	(8)	—	(19)
Distributions to noncontrolling interests	—	—	—	(32)	—	(32)
Distributions to redeemable noncontrolling interests	—	—	—	(383)	—	(383)
Increase (decrease) in intercompany payables	565	239	(798)	4	(10)	—
Other, net	2	—	—	(119)	—	(117)
Net cash flows from (used in) financing activities	161	192	(802)	(1,001)	(10)	(1,460)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	101	(3)	(169)	—	(71)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$458	$—	$804	$—	$1,262

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019
(In million)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(5)	$(210)	$734	$396	$1	$916

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4)	(152)	(11)	11	(156)
Acquisition of businesses, net of cash acquired	—	—	—	(8,999)	—	(8,999)
Proceeds from the sale of assets	—	—	—	8	—	8
Purchases of investments	(6)	(39)	(54)	(353)	—	(452)
Spectrum repack reimbursements	—	—	62	—	—	62
Other, net	—	3	(1)	5	—	7
Net cash flows (used in) from investing activities	(6)	(40)	(145)	(9,350)	11	(9,530)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,793	—	8,163	—	9,956
Repayments of notes payable, commercial bank financing and finance leases	—	(1,213)	(4)	(19)	—	(1,236)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	—	—	985	—	985
Dividends paid on Class A and Class B Common Stock	(73)	—	—	—	—	(73)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(33)	—	(33)
Repurchases of outstanding Class A Common Stock	(145)	—	—	—	—	(145)
Redemption of redeemable subsidiary preferred equity	—	—	—	(297)	—	(297)
Debt issuance costs	—	(25)	—	(174)	—	(199)
Distributions to noncontrolling interests	—	—	—	(27)	—	(27)
Distributions to redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	227	(905)	(601)	1,291	(12)	—
Other, net	2	(5)	—	(36)	—	(39)
Net cash flows from (used in) financing activities	11	(355)	(605)	9,848	(12)	8,887

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(605)	(16)	894	—	273
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	962	19	79	—	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$357	$3	$973	$—	$1,333

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(9)	$(253)	$936	$(40)	$13	647

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(7)	(98)	(4)	4	(105)
Spectrum repack reimbursements	—	—	6	—	—	6
Proceeds from the sale of assets	—	—	2	—	—	2
Purchases of investments	(2)	(14)	(29)	(3)	—	(48)
Other, net	6	—	3	18	—	27
Net cash flows from (used in) investing activities	4	(21)	(116)	11	4	(118)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	—	4	—	4
Repayments of notes payable, commercial bank financing and finance leases	—	(148)	(4)	(15)	—	(167)
Debt issuance costs	—	—	—	(1)	—	(1)
Dividends paid on Class A and Class B Common Stock	(74)	—	—	—	—	(74)
Repurchase of outstanding Class A Common Stock	(221)	—	—	—	—	(221)
Distributions to noncontrolling interests	—	—	—	(9)	—	(9)
Increase (decrease) in intercompany payables	297	738	(1,117)	100	(18)	—
Other, net	3	—	(3)	2	1	3
Net cash flows from (used in) financing activities	5	590	(1,124)	81	(17)	(465)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	316	(304)	52	—	64
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	646	323	27	—	996
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$962	$19	$79	$—	$1,060

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In millions, except per share data)

	For the Quarter Ended
	3/31/2020	6/30/2020	9/30/2020	12/31/20
Total revenues	$1,609	$1,283	$1,539	$1,512
Operating income (loss)	$327	$492	$(4,216)	$625
Net income (loss)	$151	$273	$(3,367)	$514
Net income (loss) attributable to Sinclair Broadcast Group	$123	$252	$(3,256)	$467
Basic earnings (loss) per common share	$1.36	$3.13	$(43.53)	$6.32
Diluted earnings (loss) per common share	$1.35	$3.12	$(43.53)	$6.27

	For the Quarter Ended
	3/31/2019	6/30/2019	9/30/2019	12/31/19
Total revenues	$722	$771	$1,125	$1,622
Operating income (loss)	$93	$106	$(6)	$277
Net income (loss)	$23	$43	$(49)	$88
Net income (loss) attributable to Sinclair Broadcast Group	$21	$42	$(60)	$44
Basic earnings (loss) per common share	$0.23	$0.46	$(0.65)	$0.47
Diluted earnings (loss) per common share	$0.23	$0.45	$(0.65)	$0.47