Form 10-Q
period 2021-03-31
SINCLAIR BROADCAST GROUP INC
filed 2021-05-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 6, 2021
Class A Common Stock	51,554,363
Class B Common Stock	23,775,056

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$941	$1,259
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	1,058	1,060
Income taxes receivable	235	230
Prepaid sports rights	542	498
Prepaid expenses and other current assets	194	170
Total current assets	2,970	3,217
Property and equipment, net	804	823
Operating lease assets	189	197
Deferred tax assets	202	197
Restricted cash	4	3
Goodwill	2,091	2,092
Indefinite-lived intangible assets	150	171
Customer relationships, net	4,189	4,286
Other definite-lived intangible assets, net	1,311	1,338
Other assets	1,222	1,058
Total assets (a)	$13,132	$13,382

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$469	$533
Current portion of notes payable, finance leases, and commercial bank financing	58	58
Current portion of operating lease liabilities	30	34
Current portion of program contracts payable	77	92
Other current liabilities	288	317
Total current liabilities	922	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	12,482	12,493
Operating lease liabilities, less current portion	194	198
Program contracts payable, less current portion	26	30
Other long-term liabilities	506	622
Total liabilities (a)	14,130	14,377
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	188	190
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 51,118,350 and 49,252,671 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 24,217,682 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	735	721
Accumulated deficit	(2,013)	(1,986)
Accumulated other comprehensive loss	(2)	(10)
Total Sinclair Broadcast Group shareholders’ deficit	(1,279)	(1,274)
Noncontrolling interests	93	89
Total deficit	(1,186)	(1,185)
Total liabilities, redeemable noncontrolling interests, and deficit	$13,132	$13,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of March 31, 2021 and December 31, 2020 include total assets of variable interest entities (VIEs) of $241 million and $233 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of March 31, 2021 and December 31, 2020 include total liabilities of VIEs of $57 million and $60 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 9. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Media revenues	$1,497	$1,574
Non-media revenues	14	35
Total revenues	1,511	1,609

OPERATING EXPENSES:
Media programming and production expenses	1,023	828
Media selling, general and administrative expenses	213	210
Amortization of program contract costs	23	23
Non-media expenses	17	30
Depreciation of property and equipment	28	24
Corporate general and administrative expenses	61	49
Amortization of definite-lived intangible and other assets	125	150
Gain on asset dispositions and other, net of impairment	(14)	(32)
Total operating expenses	1,476	1,282
Operating income	35	327

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(151)	(180)
Gain on extinguishment of debt	—	2
Income (loss) from equity method investments	9	(6)
Other income (expense), net	124	(4)
Total other expense, net	(18)	(188)
Income before income taxes	17	139
INCOME TAX BENEFIT	9	12
NET INCOME	26	151
Net income attributable to the redeemable noncontrolling interests	(4)	(20)
Net income attributable to the noncontrolling interests	(34)	(8)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(12)	$123

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic (loss) earnings per share	$(0.16)	$1.36
Diluted (loss) earnings per share	$(0.16)	$1.35
Basic weighted average common shares outstanding (in thousands)	74,389	90,609
Diluted weighted average common and common equivalent shares outstanding (in thousands)	74,389	91,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$26	$151
Share of other comprehensive income of equity method investments	8	—
Comprehensive income	34	151
Comprehensive income attributable to the redeemable noncontrolling interests	(4)	(20)
Comprehensive income attributable to the noncontrolling interests	(34)	(8)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(4)	$123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(19)	—	—	(19)
Repurchases of Class A Common Stock	—	(9,957,297)	—	—	—	(176)	—	—	—	(176)
Class A Common Stock issued pursuant to employee benefit plans	—	1,479,684	—	—	—	29	—	—	—	29
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(3)	(3)
Distributions to redeemable noncontrolling interests	(378)	—	—	—	—	—	—	—	—	—
Redemption of redeemable subsidiary preferred equity, net of fees	(198)	—	—	—	—	—	—	—	—	—
Net income	20	—	—	—	—	—	123	—	8	131
BALANCE, March 31, 2020	$522	58,352,497	$1	24,727,682	$—	$864	$596	$(2)	$197	$1,656

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(15)	—	—	(15)
Class B Common Stock converted into Class A Common Stock	—	510,000	—	(510,000)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	—	1,355,679	—	—	—	14	—	—	—	14
Distributions to noncontrolling interests	(6)	—	—	—	—	—	—	—	(30)	(30)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net income (loss)	4	—	—	—	—	—	(12)	—	34	22
BALANCE, March 31, 2021	$188	51,118,350	$1	24,217,682	$—	$735	$(2,013)	$(2)	$93	$(1,186)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$26	$151
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization of sports programming rights	552	391
Amortization of definite-lived intangible and other assets	125	150
Depreciation of property and equipment	28	24
Amortization of program contract costs	23	23
Stock-based compensation	33	17
Deferred tax benefit	(3)	22
Gain on asset dispositions and other, net of impairment	(14)	(32)
(Income) loss from equity method investments	(9)	6
(Gain) loss from investments	(123)	2
Distributions from investments	14	24
Sports programming rights payments	(607)	(612)
Rebate payments to distributors	(133)	—
Gain on extinguishment of debt	—	(2)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	6	34
(Increase) decrease in prepaid expenses and other current assets	(37)	44
Decrease in accounts payable and accrued and other current liabilities	(72)	(240)
Net change in net income taxes payable/receivable	(4)	(34)
Decrease in program contracts payable	(25)	(23)
Other, net	14	16
Net cash flows used in operating activities	(206)	(39)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(20)	(46)
Acquisition of businesses, net of cash acquired	(2)	—
Spectrum repack reimbursements	14	24
Proceeds from sale of assets	28	18
Purchases of investments	(49)	(25)
Other, net	3	6
Net cash flows used in investing activities	(26)	(23)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	6	873
Repayments of notes payable, commercial bank financing and finance leases	(26)	(20)
Repurchase of outstanding Class A Common Stock	—	(176)
Dividends paid on Class A and Class B Common Stock	(15)	(18)
Dividends paid on redeemable subsidiary preferred equity	(4)	—
Redemption of redeemable subsidiary preferred equity	—	(198)
Distributions to noncontrolling interests, net	(30)	(3)
Distributions to redeemable noncontrolling interests	(2)	(378)
Other, net	(14)	(9)
Net cash flows (used in) from financing activities	(85)	71
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(317)	9
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,262	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$945	$1,342

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

As of March 31, 2021, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 186 broadcast television stations in 87 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)). These stations broadcast 628 channels as of March 31, 2021. For the purpose of this report, these 186 stations and 628 channels are referred to as "our" stations and channels. The local sports segment consists primarily of our Bally Sports network brands (the Bally RSNs), the Marquee Sports Network (Marquee) joint venture and a minority equity interest in the Yankee Entertainment and Sports Network, LLC (YES Network). We refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries, and VIEs for which we are the primary beneficiary. Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity (deficit) and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements discussed below.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (SEC), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Broadcast Television Programming

We have agreements with multi-channel video programming distributors (MVPDs) and virtual MVPDs (vMVPDs, and together with MVPDs, "Distributors") for the rights to television programming over contract periods, which generally run from one to seven years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets
The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or fair value. Program contract costs are amortized on a straight-line basis except for contracts greater than three years which are amortized utilizing an accelerated method. Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically made on a scheduled basis and are not affected by amortization or fair value adjustments.

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

During the three months ended March 31, 2020, the National Basketball Association (NBA), the National Hockey League (NHL), and Major League Baseball (MLB) suspended or delayed the start of their seasons as a result of the COVID-19 pandemic. On that date, the Company suspended the recognition of amortization expense associated with prepaid program rights agreements with teams within these leagues. Amortization expense resumed for the NBA, NHL, and MLB over the modified seasons when the games commenced during the third quarter of 2020. The NBA and NHL also delayed the start of their 2020-2021 seasons until December 22, 2020 and January 13, 2021, respectively; sports rights expense associated with these seasons will be recognized over the modified term of these seasons.

Certain rights agreements with professional teams contain provisions which require the rebate of rights fees paid by the Company if a contractual minimum number of live games are not delivered. As of March 31, 2021, we have estimated rebates due from teams of $42 million which we expect to receive in the second quarter of 2021. The actual amount of rebates to be received will vary depending on changes in the final game counts of each leagues' respective season. Rights fees paid in advance of expense recognition, inclusive of any contractual rebates due to the Company, are included within prepaid sports rights in our consolidated balance sheets.

Non-cash Investing and Financing Activities

Non-cash transactions related to finance lease obligations were $6 million during the three months ended March 31, 2020. Leased assets obtained in exchange for new operating lease liabilities were $3 million and $8 million during the three months ended March 31, 2021 and 2020, respectively.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$361	$698	$50	$—	$1,109
Advertising revenue	267	65	40	(1)	371
Other media, non-media, and intercompany revenues	37	5	18	(29)	31
Total revenues	$665	$768	$108	$(30)	$1,511

For the three months ended March 31, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$355	$752	$49	$—	$1,156
Advertising revenue	310	55	35	—	400
Other media, non-media, and intercompany revenues	36	5	44	(32)	53
Total revenues	$701	$812	$128	$(32)	$1,609

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

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. Prior to the COVID-19 pandemic, the Company had not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 season and decisions made by the NHL and NBA during the fourth quarter of 2020 and first quarter of 2021 regarding the timing and format of their revised 2020-2021 seasons have resulted, in some cases, in our inability to meet these minimum game requirements and the need to reduce revenue based upon estimated rebates due to our distribution customers. Accrued rebates as of March 31, 2021 and December 31, 2020 were $268 million and $420 million, respectively. The decrease in accrued rebates during the three-month period ending March 31, 2021 includes $133 million of payments and $19 million of adjustments related primarily to increases in estimated game counts. As of March 31, 2021, $183 million is reflected in other current liabilities and $85 million is reflected in other long-term liabilities in our consolidated balance sheets. We expect these rebates to be paid during 2021 and 2022. There were no rebates accrued during the three-month period ending March 31, 2021. See Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $233 million as of both March 31, 2021 and December 31, 2020, of which $179 million and $184 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the three months ended March 31, 2021 and 2020, included in the deferred revenue balance as of December 31, 2020 and 2019, was $17 million and $30 million, respectively.

On November 18, 2020, the Company and Diamond Sports Group, LLC (DSG) entered into an enterprise-wide commercial agreement with Bally's Corporation (Bally's), including providing certain branding integrations in our RSNs, broadcast networks and other properties. These branding integrations include naming rights associated with the majority of our RSNs (other than Marquee). The initial term of this arrangement is 10 years and we expect to begin performing under this arrangement in 2021. The Company received non-cash consideration initially valued at $199 million which is reflected as a contract liability and will be recognized as revenue as the performance obligations under the arrangement are satisfied. No revenue was recognized under this arrangement during the three months ended March 31, 2021. See Note 3. Other Assets for more information.

For the three months ended March 31, 2021, three customers accounted for 20%, 19%, and 15%, respectively, of our total revenues. For the three months ended March 31, 2020, three customers accounted for 20%, 17%, and 12%, respectively, of our total revenues. As of March 31, 2021, three customers accounted for 20%, 17%, and 15%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2021 and 2020 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the Internal Revenue Code (IRC) Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2021 was less than the statutory rate primarily due to substantially magnified impact of discrete items as a result of small pre-tax income. Our effective income tax rate for the three months ended March 31, 2020 was less than the statutory rate primarily due to $27 million of federal tax credits related to investments in sustainability initiatives and a $13 million discrete benefit as a result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

We do not believe that our liability for unrecognized tax benefits would be materially impacted in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of March 31, 2021, the total remaining purchase authorization was $880 million.

Subsequent Events

In May 2021, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on June 15, 2021 to holders of record at the close of business on June 1, 2021.

Other than those noted in Note 3. Other Assets and Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing, no other subsequent events were noted.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has already impacted, and will impact, its advertisers, Distributors, and agreements with professional sports leagues. While the NBA, NHL, and MLB were able to complete modified season schedules during 2020, there can be no assurance that the MLB, NBA, or NHL will complete full or abbreviated seasons in the future. The NBA and NHL delayed the start of their 2020-2021 seasons until December 22, 2020 and January 13, 2021, respectively, however both under reduced game counts. The MLB began their season on time in April 2021 under a full game schedule. The NBA and NHL have not announced their 2021-2022 season schedules yet. Any reduction in the number of games played by the leagues may have an adverse impact on our operations and cash flows. The Company is currently unable to predict the full extent that the COVID-19 pandemic will have on its financial condition, results of operations, and cash flows in future periods due to numerous uncertainties.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Acquisitions. In February 2021, we acquired ZypMedia for approximately $7 million in cash. The acquired assets and liabilities were recorded at fair value as of the closing date of the transaction.

Dispositions. In February 2021, we sold two of our television broadcast stations, WDKA-TV in Paducah, KY, and KBSI-TV in Cape Girardeau, MO, for an aggregate purchase price of $28 million. We recorded a gain of $12 million which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

Broadcast Incentive Auction. In 2012, Congress authorized the Federal Communications Commission (FCC) to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

In March 2016, the FCC began the repacking process associated with the auction, in which the FCC reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $14 million and $24 million for the three months ended March 31, 2021 and 2020, respectively, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. Capital expenditures related to the spectrum repack were $4 million and $21 million for the three months ended March 31, 2021 and 2020, respectively.

3.              OTHER ASSETS:

Other assets as of March 31, 2021 and December 31, 2020 consisted of the following (in millions):

	As of March 31, 2021	As of December 31, 2020
Equity method investments	$492	$451
Other investments	575	450
Post-retirement plan assets	48	44
Other	107	113
Total other assets	$1,222	$1,058

Equity Method Investments
We have a portfolio of investments, including our investment in the YES Network and entities that are primarily focused on the development of real estate, sustainability initiatives, and other non-media businesses. For the periods ended March 31, 2021 and December 31, 2020, none of our investments were individually significant.

YES Network Investment. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is included within income (loss) from equity method investments in our consolidated statements of operations. During the three months ended March 31, 2021 and 2020, we recorded income of $13 million and $5 million, respectively, related to our investment.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment.

As of March 31, 2021 and December 31, 2020, we held $88 million and $68 million, respectively, in equity securities which are classified as level 1 securities in the fair value hierarchy. During the three months ended March 31, 2021 and 2020 we recognized fair value adjustment gains of $20 million and losses of $1 million, respectively, associated with these securities, which are reflected in other income, net in our consolidated statements of operations. Investments accounted for utilizing the measurement alternative were $22 million, net of $7 million of cumulative impairments, as of March 31, 2021, and $26 million, net of $7 million of cumulative impairments, as of December 31, 2020. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three months ended March 31, 2021 or 2020.

On November 18, 2020, we entered into a commercial agreement with Bally's. As part of this agreement, we received warrants to acquire up to 8.2 million shares of Bally's common stock for a penny per share, of which 3.3 million are exercisable upon meeting certain performance metrics. We also received options to purchase up to 1.6 million shares of Bally's common stock with exercise prices between $30 and $45 per share, exercisable after four years. These investments are reflected at fair value within our financial statements. For the three months ended March 31, 2021 we recorded an increase in value of $103 million which is reflected in other income, net in our consolidated statements of operations. The value of these investments was $435 million and $332 million as of March 31, 2021 and December 31, 2020, respectively. See Note 11. Fair Value Measurements for further discussion.

In April 2021, we made an incremental investment of $93 million in Bally's in the form of non-voting perpetual warrants. These warrants are convertible into 1.7 million shares of Bally's common stock at an exercise price of $0.01 per share, subject to certain adjustments.

4.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreements

Each of the bank credit agreements of Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of the Company, and DSG (collectively, the Bank Credit Agreements) include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the revolving credit facilities as of March 31, 2021, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of March 31, 2021, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to utilize the full DSG revolving credit facility. We do not currently expect to have more than 35% of the capacity of the DSG revolving credit facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants with which the respective entities were in compliance as of March 31, 2021.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise term loans in an aggregate principal amount of $740 million (STG Term Loan B-3), the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%.

Accounts receivable securitization facility

On September 23, 2020, the Company's and DSG's indirect wholly-owned subsidiary, Diamond Sports Finance SPV, LLC (DSPV), entered into a $250 million accounts receivable securitization facility (the A/R Facility) which matures on September 23, 2023, in order to enable DSG to raise incremental funding for the ongoing business needs of the local sports segment.

The outstanding balance under the A/R Facility was $173 million and $177 million as of March 31, 2021 and December 31, 2020, respectively. Accounts receivable held by DSPV were $229 million and $228 million as of March 31, 2021 and December 31, 2020, respectively.

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

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of March 31, 2021 and December 31, 2020. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $6 million as of March 31, 2021 and December 31, 2020. See Note 10. Related Person Transactions for further discussion.

Debt of variable interest entities and guarantees of third-party debt

STG jointly, severally, unconditionally, and irrevocably guaranteed $48 million and $49 million of debt of certain third parties as of March 31, 2021 and December 31, 2020, respectively, of which $15 million and $16 million, net of deferred financing costs, related to consolidated VIEs that are included in our consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 10. Related Person Transactions. We have determined that, as of March 31, 2021, it is not probable that we would have to perform under any of these guarantees.

5.              REDEEMABLE NONCONTROLLING INTERESTS:

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

Dividends accrued during the three months ended March 31, 2021 and 2020 were $4 million and $13 million, respectively, and are reflected in net income attributable to the redeemable noncontrolling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 7.5%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter.

The balance of the Redeemable Subsidiary Preferred Equity was $170 million, net of issuance costs, as of both March 31, 2021 and December 31, 2020.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries has the right to sell their interest to the Company at any time during the 30-day period following September 30, 2025. The value of this redeemable noncontrolling interest was $18 million and $20 million as of March 31, 2021 and December 31, 2020, respectively.

6.              COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to our local sports segment's sports programming rights agreements as of March 31, 2021. These commitments assume that sports teams fully deliver the contractually committed games, and do not reflect the impact of rebates expected to be paid by the teams.

(in millions)
2021 (remainder)	$1,233
2022	1,655
2023	1,608
2024	1,540
2025	1,420
2026 and thereafter	7,008
Total	$14,464

Other Liabilities

In connection with our acquisition of the Bally RSNs, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of March 31, 2021 and December 31, 2020, $31 million was recorded within other current liabilities and $98 million and $97 million, respectively, was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $2 million was recorded for both the three months ended March 31, 2021 and 2020.

In connection with our acquisition of the Bally RSNs, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain Bally RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of March 31, 2021 and December 31, 2020, $14 million and $12 million, respectively, was recorded within other current liabilities and $41 million was recorded within other long-term liabilities in our consolidated balance sheets. These obligations are measured at the present value of the estimated amount of cash to be paid over the term of the contracts. We recorded a measurement adjustment loss of $1 million for the three months ended March 31, 2021 within other income, net in our consolidated statements of operations.

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

On May 22, 2020, the FCC released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by the NAL, the FCC’s investigation of the allegations raised in a Hearing Designation Order, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and Notice of Apparent Liability for Forfeiture (NAL) against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. The Company is not a party to that proceeding and cannot predict whether or how the proceeding will affect the Company’s financial statements. However, we accrued an expense for the above legal matters during 2020, as we consolidate these stations as VIEs.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ). This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject Sinclair to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the Department of Justice has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

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

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended March 31,
	2021	2020
Income (Numerator)
Net income	$26	$151
Net income attributable to the redeemable noncontrolling interests	(4)	(20)
Net income attributable to the noncontrolling interests	(34)	(8)
Numerator for basic and diluted (loss) earnings per common share available to common shareholders	$(12)	$123

Shares (Denominator)
Basic weighted-average common shares outstanding	74,389	90,609
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	617
Diluted weighted-average common and common equivalent shares outstanding	74,389	91,226

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,703	2,814

8.              SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: broadcast and local sports. Our broadcast segment, previously referred to as our local news and marketing services segment, provides free over-the-air programming to television viewing audiences and includes stations in 87 markets located throughout the continental United States. Our local sports segment, previously referred to as our sports segment, provides viewers with live professional sports content and includes our Bally RSNs, Marquee, and our investment in the YES Network. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2021	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Assets	$4,800	$6,222	$2,121	$(11)	$13,132

For the three months ended March 31, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$665	$768	$108	$(30)	(a)	$1,511
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	62	84	8	(1)		153
Amortization of sports programming rights	—	552	—	—		552
Amortization of program contract costs	21	—	2	—		23
Corporate general and administrative expenses	55	3	3	—		61
(Gain) loss on asset dispositions and other, net of impairment	(14)	—	—	—		(14)
Operating income (loss)	63	(41)	13	—		35
Interest expense including amortization of debt discount and deferred financing costs	1	108	45	(3)		151
Income (loss) from equity method investments	—	13	(4)	—		9

For the three months ended March 31, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$701	$812	$128	$(32)	(a)	$1,609
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	110	6	—		174
Amortization of sports programming rights	—	391	—	—		391
Amortization of program contract costs	23	—	—	—		23
Corporate general and administrative expenses	44	2	3	—		49
Gain on asset dispositions and other, net of impairment	(32)	—	—	—		(32)
Operating income (loss)	152	165	19	(9)		327
Interest expense including amortization of debt discount and deferred financing costs	1	123	59	(3)		180
Income (loss) from equity method investments	—	6	(12)	—		(6)

(a)Includes $27 million and $24 million for the three months ended March 31, 2021 and 2020, respectively, of revenue and selling, general, and administrative expenses, respectively, for services provided by broadcast to local sports and other, which are eliminated in consolidation.

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

We are party to a joint venture associated with Marquee. Marquee is party to a long term telecast rights agreement which provides the rights to air certain live game telecasts and other content, which we guarantee. In connection with a prior acquisition, we became party to a joint venture associated with one other regional sports network. We participate significantly in the economics and have the power to direct the activities which significantly impact the economic performance of these regional sports networks, including sales and certain operational services. We consolidate these regional sports networks because they are variable interest entities and we are the primary beneficiary.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$45	$64
Accounts receivable, net	57	70
Prepaid sports rights	46	2
Other current assets	4	5
Total current assets	152	141

Property and equipment, net	15	16
Operating lease assets	6	6
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	52	54
Other assets	1	1
Total assets	$241	$233

LIABILITIES
Current liabilities:
Other current liabilities	$45	$40

Notes payable, finance leases and commercial bank financing, less current portion	9	10
Operating lease liabilities, less current portion	5	5
Program contracts payable, less current portion	3	4
Other long-term liabilities	11	17
Total liabilities	$73	$76

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $125 million and $131 million as of March 31, 2021 and December 31, 2020, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2021, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $83 million and $75 million as of March 31, 2021 and December 31, 2020, respectively. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income (loss) from equity method investments and other income, net, respectively, in our consolidated statements of operations. We recorded losses of $4 million and $12 million for the three months ended March 31, 2021 and 2020, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million for both the three months ended March 31, 2021 and 2020. For further information, see Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $1 million for both the three months ended March 31, 2021 and 2020.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 9. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of March 31, 2021, we have jointly and severally, unconditionally, and irrevocably guaranteed $40 million of Cunningham's debt, of which $8 million, net of $0.3 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

The voting stock of Cunningham is owned by an unrelated party. All of the non-voting stock is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $55 million and $54 million as of March 31, 2021 and December 31, 2020, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2021 and December 31, 2020, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements $3 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between November 2021 and December 2028 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $36 million and $39 million for the three months ended March 31, 2021 and 2020, respectively, related to the Cunningham Stations.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three months ended March 31, 2021 and 2020.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million for both the three months ended March 31, 2021 and 2020.

We have a minority interest in certain mobile production businesses, which we account for as equity method investments. We made payments to these businesses for production services totaling $8 million for the three months ended March 31, 2021 and $7 million for the three months ended March 31, 2020.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $3 million for the three months ended March 31, 2021.

Sports Programming Rights

As of March 31, 2021, affiliates of six professional teams have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the years ended 2025 through 2032. The Company paid $120 million, net of rebates, for the three months ended March 31, 2021 and $70 million for the three months ended March 31, 2020 under sports programming rights agreements covering the broadcast of regular season games professional teams who have non-controlling equity interests in certain of our RSNs.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of less than $0.1 million, consisting of salary and bonus, for both the three months ended March 31, 2021 and 2020, and was granted a restricted stock award with respect to 2,239 and 355 shares, vesting over two years, for the three months ended March 31, 2021 and 2020, respectively. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million, consisting of salary and bonus, for both the three months ended March 31, 2021 and 2020. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million, consisting of salary, for the three months ended March 31, 2021.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Investments in equity securities	$88	$88	$68	$68
STG:
Money market funds	495	495	448	448
Deferred compensation assets	46	46	42	42
Deferred compensation liabilities	38	38	36	36
DSG:
Money market funds	160	160	292	292

Level 2 (a):
STG:
5.875% Senior Unsecured Notes due 2026	348	356	348	358
5.500% Senior Unsecured Notes due 2030	500	487	500	520
5.125% Senior Unsecured Notes due 2027	400	391	400	408
4.125% Senior Secured Notes due 2030	750	723	750	770
Term Loan B	1,119	1,107	1,119	1,107
Term Loan B-2	1,281	1,258	1,284	1,264
DSG:
12.750% Senior Secured Notes due 2026	31	27	31	28
6.625% Senior Unsecured Notes due 2027	1,744	921	1,744	1,056
5.375% Senior Secured Notes due 2026	3,050	2,196	3,050	2,483
Term Loan	3,251	2,243	3,259	2,884
Accounts Receivable Securitization Facility	173	173	177	177
Debt of variable interest entities	16	16	17	17
Debt of non-media subsidiaries	17	17	17	17

Level 3
Options and warrants (b)	435	435	332	332

(a)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $176 million and $183 million as of March 31, 2021 and December 31, 2020, respectively.
(b)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the three months ended March 31, 2021 we recorded $103 million of fair value adjustments related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 25% discount for lack of marketability (DLOM). The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 25%. There are certain restrictions surrounding the sale and ownership of common stock and the Company has agreed not to sell any shares beneficially owned prior to the first anniversary of the agreement. The Company is also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above. See Other Investments under Note 3. Other Assets for further discussion.

The following table summarizes the changes in financial liabilities measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended March 31, 2021 (in millions):

Options and Warrants
Fair value at December 31, 2020	$332
Measurement adjustments	103
Fair value at March 31, 2021	$435

12.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the STG Bank Credit Agreement, 5.875% Notes, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes (collectively, the Notes are referred to as the "STG Notes"). Our Class A Common Stock and Class B Common Stock as of March 31, 2021, were obligations or securities of the Company and not obligations or securities of STG. The Company is a guarantor under the STG Bank Credit Agreement, 5.875% Notes, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes. As of March 31, 2021, our consolidated total debt, net of deferred financing costs and debt discounts, of $12,540 million included $4,401 million related to STG and its subsidiaries of which the Company guaranteed $4,363 million.

The Company, KDSM, LLC, a wholly-owned subsidiary of the Company, and STG’s wholly-owned subsidiaries (guarantor subsidiaries) have fully and unconditionally guaranteed, subject to certain customary automatic release provisions, all of STG’s obligations. Those guarantees are joint and several. There are certain contractual restrictions on the ability of the Company, STG, or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flows of the Company, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of the Company and the eliminations necessary to arrive at our information on a consolidated basis.

These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$504	$4	$433	$—	$941
Accounts receivable, net	—	—	546	512	—	1,058
Other current assets	4	54	389	597	(73)	971
Total current assets	4	558	939	1,542	(73)	2,970

Property and equipment, net	1	31	691	106	(25)	804

Investment in equity of consolidated subsidiaries	528	3,519	—	—	(4,047)	—
Restricted cash	—	—	1	3	—	4
Goodwill	—	—	2,081	10	—	2,091
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,224	4,316	(40)	5,500
Other long-term assets	180	1,720	271	1,701	(2,259)	1,613
Total assets	$713	$5,828	$5,343	$7,692	$(6,444)	$13,132

Accounts payable and accrued liabilities	$22	$138	$206	$176	$(73)	$469
Current portion of long-term debt	—	13	5	41	(1)	58
Other current liabilities	1	1	121	272	—	395
Total current liabilities	23	152	332	489	(74)	922

Long-term debt	700	4,335	32	8,448	(1,033)	12,482
Investment in deficit of consolidated subsidiaries	1,256	—	—	—	(1,256)	—
Other long-term liabilities	12	115	1,462	585	(1,448)	726
Total liabilities	1,991	4,602	1,826	9,522	(3,811)	14,130

Redeemable noncontrolling interests	—	—	—	188	—	188
Total Sinclair Broadcast Group (deficit) equity	(1,278)	1,226	3,517	(2,107)	(2,637)	(1,279)
Noncontrolling interests in consolidated subsidiaries	—	—	—	89	4	93
Total liabilities, redeemable noncontrolling interests, and equity	$713	$5,828	$5,343	$7,692	$(6,444)	$13,132

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2020
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$458	$—	$801	$—	$1,259
Accounts receivable, net	—	—	558	502	—	1,060
Other current assets	7	46	372	560	(87)	898
Total current assets	7	504	930	1,863	(87)	3,217

Property and equipment, net	1	33	706	109	(26)	823

Investment in equity of consolidated subsidiaries	430	3,549	—	—	(3,979)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,082	10	—	2,092
Indefinite-lived intangible assets	—	—	156	15	—	171
Definite-lived intangible assets, net	—	—	1,256	4,409	(41)	5,624
Other long-term assets	139	1,718	280	1,569	(2,254)	1,452
Total assets	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

Accounts payable and accrued liabilities	$19	$70	$247	$284	$(87)	$533
Current portion of long-term debt	—	13	5	41	(1)	58
Other current liabilities	1	2	134	306	—	443
Total current liabilities	20	85	386	631	(88)	1,034

Long-term debt	700	4,337	33	8,460	(1,037)	12,493
Investment in deficit of consolidated subsidiaries	1,118	—	—	—	(1,118)	—
Other long-term liabilities	12	121	1,445	710	(1,438)	850
Total liabilities	1,850	4,543	1,864	9,801	(3,681)	14,377

Redeemable noncontrolling interests	—	—	—	190	—	190
Total Sinclair Broadcast Group (deficit) equity	(1,273)	1,261	3,546	(2,098)	(2,710)	(1,274)
Noncontrolling interests in consolidated subsidiaries	—	—	—	85	4	89
Total liabilities, redeemable noncontrolling interests, and equity	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$27	$705	$818	$(39)	$1,511

Media programming and production expenses	—	1	348	684	(10)	1,023
Selling, general and administrative expenses	3	58	166	74	(27)	274
Depreciation, amortization and other operating expenses	—	2	74	105	(2)	179
Total operating expenses	3	61	588	863	(39)	1,476

Operating (loss) income	(3)	(34)	117	(45)	—	35

Equity in (loss) earnings of consolidated subsidiaries	(45)	88	—	—	(43)	—
Interest expense	(3)	(42)	(1)	(111)	6	(151)
Other income (expense)	20	5	(12)	123	(3)	133
Total other (expense) income	(28)	51	(13)	12	(40)	(18)

Income tax benefit (provision)	19	7	(15)	(2)	—	9
Net (loss) income	(12)	24	89	(35)	(40)	26
Net income attributable to the redeemable noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to the noncontrolling interests	—	—	—	(34)	—	(34)
Net (loss) income attributable to Sinclair Broadcast Group	$(12)	$24	$89	$(73)	$(40)	$(12)
Comprehensive (loss) income	$(12)	$24	$89	$(27)	$(40)	$34

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$24	$739	$893	$(47)	$1,609

Media programming and production expenses	—	—	328	516	(16)	828
Selling, general and administrative expenses	3	44	168	67	(23)	259
Depreciation, amortization and other operating expenses	—	1	51	147	(4)	195
Total operating expenses	3	45	547	730	(43)	1,282

Operating (loss) income	(3)	(21)	192	163	(4)	327

Equity in earnings of consolidated subsidiaries	129	173	—	—	(302)	—
Interest expense	(3)	(55)	(1)	(127)	6	(180)
Other (expense) income	(2)	(2)	(9)	8	(3)	(8)
Total other income (expense)	124	116	(10)	(119)	(299)	(188)

Income tax benefit (provision)	2	29	(6)	(13)	—	12
Net income	123	124	176	31	(303)	151
Net income attributable to the redeemable noncontrolling interests	—	—	—	(20)	—	(20)
Net income attributable to the noncontrolling interests	—	—	—	(8)	—	(8)
Net income attributable to Sinclair Broadcast Group	$123	$124	$176	$3	$(303)	$123
Comprehensive income	$123	$124	$176	$31	$(303)	$151

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(18)	$30	$113	$(332)	$1	$(206)

NET CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Acquisition of property and equipment	—	—	(14)	(7)	1	(20)
Acquisition of businesses, net of cash acquired	—	—	(2)	—	—	(2)
Spectrum repack reimbursements	—	—	14	—	—	14
Proceeds from the sale of assets	—	—	28	—	—	28
Purchases of investments	(2)	(10)	(13)	(24)	—	(49)
Other, net	—	—	(1)	4	—	3
Net cash flows (used in) from investing activities	(2)	(10)	12	(27)	1	(26)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	—	—	6	—	6
Repayments of notes payable, commercial bank financing and finance leases	—	(3)	(2)	(21)	—	(26)
Dividends paid on Class A and Class B Common Stock	(15)	—	—	—	—	(15)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(4)	—	(4)
Distributions to noncontrolling interests	—	—	—	(30)	—	(30)
Distributions to redeemable noncontrolling interests	—	—	—	(2)	—	(2)
Increase (decrease) in intercompany payables	49	29	(118)	42	(2)	—
Other, net	(14)	—	—	—	—	(14)
Net cash flows from (used in) financing activities	20	26	(120)	(9)	(2)	(85)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	46	5	(368)	—	(317)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$504	$5	$436	$—	$945

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(115)	$(40)	$154	$(37)	$(1)	$(39)

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(5)	(41)	(4)	4	(46)
Spectrum repack reimbursements	—	—	24	—	—	24
Proceeds from the sale of assets	—	—	18	—	—	18
Purchases of investments	(1)	(2)	(12)	(10)	—	(25)
Other, net	1	—	—	5	—	6
Net cash flows used in investing activities	—	(7)	(11)	(9)	4	(23)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	648	—	225	—	873
Repayments of notes payable, commercial bank financing and finance leases	—	(7)	(1)	(12)	—	(20)
Repurchase of outstanding Class A Common Stock	(176)	—	—	—	—	(176)
Dividends paid on Class A and Class B Common Stock	(18)	—	—	—	—	(18)
Redemption of redeemable subsidiary preferred equity	—	—	—	(198)	—	(198)
Distributions to noncontrolling interests, net	—	—	—	(3)	—	(3)
Distributions to redeemable noncontrolling interests	—	—	—	(378)	—	(378)
Increase (decrease) in intercompany payables	310	(111)	(142)	(54)	(3)	—
Other, net	(1)	—	—	(8)	—	(9)
Net cash flows from (used in) financing activities	115	530	(143)	(428)	(3)	71

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	483	—	(474)	—	9
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$840	$3	$499	$—	$1,342

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
•the requirement of our RSNs to pay professional sports team minimum rights fees, but thereafter being unable to obtain rebates from sports teams for fewer games played;
•the need to reimburse Distributors affiliation fees related to canceled professional sporting events;
•loss of advertising revenue due to (i) postponement or cancellation of professional sporting events, (ii) reluctance of advertisers to purchase advertising spots due to reduced consumer spending as a result of shelter in place and stay at home orders, or lower audience engagement, (iii) potential reduced need for advertisers to advertise for certain goods or services with low supply, due to interruptions in the supply chain, and (iv) adverse business conditions affecting our customers, including our advertisers’ going out of business;
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
•potential that our workforce may contract COVID-19 which could impact operations and increase health care costs; and
•cybersecurity and operational risks as a result of work-from-home arrangements.

Industry risks

•The business conditions of our advertisers, particularly in the political, automotive and service categories;
•the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;
•subscriber churn due to the impact of technological changes and the proliferation of over-the-top (OTT) direct to consumer platforms;
•the loss of appeal of our sports programming, which may be unpredictable, and the impact of strikes caused by collective bargaining between players and sports leagues;
•the availability and cost of programming from leagues and professional teams, networks and syndicators, as well as the cost of internally originated programming;
•our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as OTT or direct-to-consumer content;
•labor disputes and legislation and other union activity associated with film, acting, writing, and other guilds and professional sports leagues;
•the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (mobile DTV) strategy and platform, such as the adoption of a next generation broadcast standard (NEXTGEN TV), and the consumer’s appetite for mobile television;
•the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;
•the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;

•the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;
•changes in television rating measurement methodologies that could negatively impact audience results;
•the ability of local Distributors to coordinate and determine local advertising rates as a consortium;
•the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast;
•the impact of Distributors, and OTTs offering "skinny" programming bundles that may not include television broadcast stations, regional sports networks, or other programming that we distribute; and
•the ability to renew media rights agreements with various professional sports teams which have varying durations and terms that are at least as favorable as those in existence.

Regulatory risks

•The effects of the FCC's National Broadband Plan, the impact of the repacking of our broadcasting spectrum, as a result of the incentive auction, within a limited timeframe and funding allocated;
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to JSA, SSA, cross ownership rules, and the national ownership cap), arbitrary enforcement of indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
•the impact of FCC and Congressional efforts which may restrict a television station's retransmission consent negotiations;
•the impact of FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;
•the impact of foreign government rules related to digital and online assets; and
•the potential impact from the elimination of rules prohibiting mergers of the four major television networks.

Risks specific to us

•Our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;
•our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;
•our ability to successfully implement and monetize our own content management system (CMS) designed to provide our viewers significantly improved content via the internet and other digital platforms;
•our ability to successfully renegotiate retransmission consent and distribution agreements for our existing and acquired businesses with favorable terms;
•the ability of stations which we consolidate, but do not negotiate on their behalf, to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements;
•our ability to renew our FCC licenses;
•our ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions;
•our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, STIRR, Marquee, other original programming, and mobile DTV;
•our ability to air all sports games in live format given the increased game counts in 2021 due to the NHL and NBA shifting games that would have been broadcast into the fourth quarter of 2020 into 2021;
•our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;
•our ability to manage operational risks in joint venture arrangements related to our RSNs;
•our ability to generate synergies and leverage new revenue opportunities;
•our ability to successfully migrate in a timely manner from various transition services provided by sellers of assets we have acquired, which includes standing up our own services;
•our ability to renew media rights agreements with various professional sports teams with favorable terms;
•changes in the makeup of the population in the areas where stations are located;
•our ability to effectively respond to technology affecting our industry;
•our ability to deploy NEXTGEN TV nationwide;
•the strength of ratings for our local news broadcasts including our news sharing arrangements; and
•the results of prior year tax audits by taxing authorities.

General risks

•The impact of changes in national and regional economies and credit and capital markets;
•loss of consumer confidence;
•the potential impact of changes in tax law;
•the activities of our competitors;
•terrorist acts of violence or war and other geopolitical events;
•natural disasters and pandemics that impact our advertisers, our stations and networks; and
•operational risks associated with data breaches and other cyber threats.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in millions, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Statement of Operations Data:
Media revenues (a)	$1,497	$1,574
Non-media revenues	14	35
Total revenues	1,511	1,609

Media programming and production expenses	1,023	828
Media selling, general and administrative expenses	213	210
Depreciation and amortization expenses (b)	153	174
Amortization of program contract costs	23	23
Non-media expenses	17	30
Corporate general and administrative expenses	61	49
Gain on asset dispositions and other, net of impairment	(14)	(32)
Operating income	35	327

Interest expense including amortization of debt discount and deferred financing costs	(151)	(180)
Gain on extinguishment of debt	—	2
Income (loss) from equity method investments	9	(6)
Other income (expense), net	124	(4)
Income before income taxes	17	139
Income tax benefit	9	12
Net income	$26	$151
Net income attributable to the redeemable noncontrolling interests	(4)	(20)
Net income attributable to the noncontrolling interests	(34)	(8)
Net (loss) income attributable to Sinclair Broadcast Group	$(12)	$123

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic (loss) earnings per share	$(0.16)	$1.36
Diluted (loss) earnings per share	$(0.16)	$1.35

	As of March 31, 2021	As of December 31, 2020
Balance Sheet Data:
Cash and cash equivalents	$941	$1,259
Total assets	$13,132	$13,382
Total debt (c)	$12,540	$12,551
Redeemable noncontrolling interests	$188	$190
Total deficit	$(1,186)	$(1,185)

(a)Media revenues are defined as distribution revenue, advertising revenue, and other media revenues.
(b)Depreciation and amortization expenses include depreciation of property and equipment and amortization of definite-lived intangible and other assets.
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

Summary of Significant Events — financial events during the three months ended March 31, 2021 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2021.

Summary of Significant Events and Financial Highlights

Transactions
•In February 2021, we sold our stations WDKA in Paducah, KY and KBSI in Cape Girardeau, MO for $28 million.
•In February 2021, we acquired the remaining 73% interest we did not already own in ZypMedia, a leading demand-side platform specializing in executing local media campaigns for media companies and agencies in the United States.

Television and Digital Content
•In January 2021, we launched our headline news service The National Desk across our CW and MNT affiliates and several FOX affiliates, as well as on all station websites and STIRR. The service highlights the latest and most pressing news of the day in real time for viewers across the country.
•In April 2021, we announced that for the third year in a row, a Sinclair station was the winner of a prestigious Investigative Reporters & Editors award for its investigative reporting. Our Portland, ME station, WGME (CBS), received the 2020 award for its excellent investigative coverage of a flaw in the Veterans Crisis Line, which it identified and helped spur legislative action to correct it.
•In April 2021, our first station, WBFF in Baltimore, celebrated its 50th anniversary on the air.

Distribution, Network and Teams
•In January 2021, we entered into a multi-year agreement with ViacomCBS across 13 CBS network affiliations reaching about 5% of the U.S. television households.
•In January 2021, we entered into a multi-year agreement with Verizon Communications, Inc. for the continued carriage on Verizon’s FiOS platform of our broadcast television stations and Tennis Channel.
•In February 2021, we entered into a multi-year media rights agreement with the Milwaukee Brewers, beginning with the 2021 MLB season, for Bally Sports Wisconsin to continue as the television home of the Brewers.
•In February 2021, we entered into a binding term sheet with the Miami Marlins for a multi-year media rights agreement, beginning with the 2021 MLB season, for Bally Sports Florida to continue as the television home of the Marlins.
•In March 2021, we rebranded most of our regional sports networks under the Bally Sports name, ushering in a new era in the way people watch and interact with live sports.
•In March 2021, fuboTV Inc. and Marquee announced a carriage agreement to bring Chicago Cubs game coverage to the fuboTV platform.
•In April 2021, the new Bally Sports app for authenticated users was launched, allowing viewers the ability to watch the entire programming line-up of their local Bally RSN, 24 hours a day, including live games, with a significantly greater amount of functionality and features compared to the app it replaced.
•In April 2021, we signed a multi-year enterprise partnership agreement with Operative Media to enable us to consolidate all of our sellable advertising assets across our platforms into a single ad sales system. The framework will enable us to offer our customers a simplified and optimized solution to buying from our extensive ad inventory across all of our platforms.
•In April 2021, we agreed to an over-arching distribution deal with Samsung TV for much of our content to be accessible to Samsung TV viewers via apps. Our content to be included includes free streaming platform STIRR, premium networks Tennis Channel (via TVE for authenticated subscribers) and Tennis Channel Plus (SVOD), as well as networks Comet TV and Charge!. Additional networks are expected to be available in the future, including Bally Sports (via TVE for authenticated subscribers) and NewsOn.
•In April 2021, we entered into a multi-year retransmission renewal with Cox for the carriage of our stations, Tennis Channel and our national networks on its platforms and extended carriage of the Bally RSNs and YES Network.

NEXTGEN TV
•In April 2021, CAST.ERA, a media technology joint venture between Sinclair and SK Telecom, announced it will launch a next generation broadcast solution this year that boosts television content quality utilizing SK Telecom's 5G cloud and AI technology.
•To date in 2021, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in the four additional markets below. This brings the total number of markets in which NEXTGEN TV has been deployed to fifteen:

Month	Market	Number of Stations	Company Stations
January 2021	Columbus, OH	4	WSYX (ABC/FOX), WWHO (a) (CW), WTTE (b) (TBD)
March 2021	Buffalo, NY	5	WNYO (MNT), WUTV (FOX)
March 2021	Syracuse, NY	3	WSTM (NBC), WTVH (a) (CBS)
May 2021	Grand Rapids, MI	6	WWMT (CBS)
(a)The license and programming assets for these stations are currently owned by a third party. We provide certain non-programming related sales, operational, and administrative services to these stations pursuant to service agreements, such as JSAs and SSAs.
(b)The license asset for this station is currently owned by a third party. We provide programming, sales, operational, and administrative services to this station pursuant to certain service agreements, such as LMAs.

Financing, Capital Allocation, and Shareholder Returns
•In April 2021, we amended the STG Bank Credit Agreement to raise the STG Term Loan B-3 in an aggregate principal amount of $740 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024.
•In February 2021 and May 2021, we declared quarterly cash dividends of $0.20 per share.

Other Events
•In January 2021, we announced the hiring of Jeffrey Lewis as our Chief Compliance Officer, a newly-created position to supervise corporate compliance functions, including regulatory, code of conduct, competition, and privacy.
•In January 2021, we jointly revealed, with Bally's, the new Bally Sports logo and Bally Sports regional monikers for our owned and operated Bally RSNs.
•In February 2021, we began taking applications for our 2021 Diversity Scholarship, which has awarded $160,000 in scholarships over the last five years.
•In March 2021, we announced an enterprise-wide workforce reduction involving the termination of approximately 500 employees and incurred approximately $7 million of restructuring and related charges.
•In April 2021, we increased the size of our Board of Directors and named Laurie R. Beyer to serve as its newest independent board member.
•In April 2021, we announced that Bally Sports, Tennis Channel, and its High School Sports Division collectively, won nine Cynopsis Sports Media Awards, including "RSN of the Year."

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

The operating results of our local sports segment are usually subject to cyclical fluctuations based on the timing and overlap of the MLB, NBA and NHL seasons. Usually, the second and third quarter operating results are higher than the first and fourth quarter operating results.

However, with the exception of political advertising, our usual seasonality and cyclicality, as described above, did not occur in 2020, and may not occur in 2021, for either segment due to the COVID-19 pandemic.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Media revenues	$1,497	$1,574
Non-media revenues	14	35
Total revenues	1,511	1,609
Media programming and production expenses	1,023	828
Media selling, general and administrative expenses	213	210
Depreciation and amortization expenses	153	174
Amortization of program contract costs	23	23
Non-media expenses	17	30
Corporate general and administrative expenses	61	49
Gain on asset dispositions and other, net of impairment	(14)	(32)
Operating income	$35	$327
Net (loss) income attributable to Sinclair Broadcast Group	$(12)	$123

The Impact of COVID-19 on our Results of Operations

Overview

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and by the end of the following day, each of the MLB, NBA, and NHL had suspended their seasons. On March 13, 2020, the United States declared a national state of emergency. As of March 31, 2021, the national state of emergency is still in effect, however states have reopened their economies at various levels, COVID-19 vaccinations are being distributed in mass quantities and all professional sports leagues are currently playing live games. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

Broadcast segment

During the first quarter of 2021, as compared to the prior year, we saw a decrease in advertising revenue primarily related to a decrease in political advertising revenue, as 2020 was a political year. We expect total advertising revenue for the second quarter ended June 30, 2021 to be higher than the same period in 2020 primarily due to the negative impact of the COVID-19 pandemic in the prior year. See Revenue under the Broadcast Segment section below for further discussion.

Local sports segment

In March 2020, the NBA and NHL each postponed their ongoing 2019-2020 seasons and the MLB postponed the start of its 2020 season and returned to operation under reduced game counts and were able to complete these modified seasons during the early part of the fourth quarter of 2020. The NBA and NHL began their modified 2020-2021 seasons during the fourth quarter of 2020 and the first quarter of 2021, respectively, and the MLB began its 2021 season on April 1, 2021. Advertising revenue increased in the first quarter of 2021 as compared to the first quarter of 2020 largely driven by an increased number of NBA and NHL games played during the quarter. Distribution revenue decreased during the first quarter of 2021 compared to the first quarter of 2020 due to subscriber erosion experienced by certain Distributors and the effect of three Distributors dropping carriage of the RSNs during the third and fourth quarter of 2020. The NBA and NHL are nearing completion of their modified 2020-2021 seasons. The NBA and NHL have not announced their 2021-2022 season schedules yet and there can be no assurances that the MLB, NBA, or NHL will complete full or abbreviated seasons in the future. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and the cash flows of our local sports segment. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively, including the need for us to provide rebates to our Distributors as well as seek rebate from or reduce future payments to certain of the sports teams.

Business continuity

Within the United States, our business has been designated an essential business, which allows us to continue to serve our customers, however, the COVID-19 pandemic has disrupted our operations. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future and how long these disruptions will last. The COVID-19 pandemic has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, additional reductions in our workforce may become necessary as a result of declines in our business caused by the COVID-19 pandemic. If we take such actions, we cannot assure that we will be able to rehire our workforce once our business has recovered.

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment, previously known as our local news and marketing services segment, for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2021	2020
Revenue:
Distribution revenue	$361	$355	2%
Advertising revenue	267	310	(14)%
Other media revenues (a)	37	36	3%
Media revenues	$665	$701	(5)%

Operating Expenses:
Media programming and production expenses	$337	$316	7%
Media selling, general and administrative expenses	141	140	1%
Depreciation and amortization expenses	62	58	7%
Amortization of program contract costs	21	23	(9)%
Corporate general and administrative expenses	55	44	25%
Gain on asset dispositions and other, net of impairment	(14)	(32)	(56)%
Operating income	$63	$152	(59)%

(a)Includes $27 million and $24 million for the three months ended March 31, 2021 and 2020, respectively, of intercompany revenue related to certain services provided to local sports and other under management services agreements, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $6 million for the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue decreased $43 million for the three months ended March 31, 2021 when compared to the same period in 2020. The decrease is primarily related to a decrease in political advertising revenue of $36 million, as 2020 was a political year and a decrease in certain other categories, notably a $3 million decrease in each of the automotive, furniture, and restaurants categories, respectively, a $2 million decrease in each of the drugs and cosmetics and retail categories, respectively, and a $1 million decrease in media primarily as a result of the impact of the COVID-19 pandemic, as well as the Super Bowl moving from being broadcast on FOX in the prior year to CBS in the current year. The decrease is partially offset by an increase in certain categories, notably a $5 million increase in both the services and entertainment categories, respectively.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended March 31,
	2021	2020
Local news	32%	33%
Syndicated/Other programming	28%	28%
Network programming	23%	25%
Sports programming	12%	10%
Paid programming	5%	4%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels	2021	2020
ABC	40	29%	29%
FOX	56	25%	28%
CBS	31	22%	19%
NBC	25	13%	13%
CW	47	6%	6%
MNT	37	4%	4%
Other (a)	392	1%	1%
Total	628

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Estrella TV, Get TV, Grit, Me TV, Movies!, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Expenses

Media programming and production expenses. Media programming and production expenses increased $21 million for the three months ended March 31, 2021 when compared to the same period in 2020. The increase is primarily related to a $28 million increase in fees pursuant to network affiliation agreements, partially offset by a $4 million decrease in promotional costs and a $3 million decrease in employee compensation cost and travel expenses.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $1 million for the three months ended March 31, 2021 when compared to the same period in 2020. The increase is primarily due to $8 million in employee compensation cost, a portion of which is related to severance and other termination benefits related to the reduction-in-force completed in the first quarter, partially offset by a $7 million decrease in third-party fulfillment costs from our digital business.

Depreciation and amortization expenses. Depreciation and amortization expenses increased $4 million for the three months ended March 31, 2021 when compared to the same period in 2020, and is primarily due to an increase in assets placed in-service.

Amortization of program contract costs. The amortization of program contract costs decreased $2 million for the three months ended March 31, 2021 when compared to the same periods in 2020, and is primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three months ended March 31, 2021 and 2020 we recorded gains of $14 million and $24 million, respectively, related to reimbursements from the spectrum repack. During the first quarter of 2021 we recorded a gain on asset disposition of $12 million, related to the WDKA-TV/ KBSI-TV transaction and a loss of $12 million related to the write-down of the carrying value of assets of one of our stations to approximate the estimated selling price to be received in a potential sales transaction. During the first quarter of 2020 we recorded a gain on asset disposition and other, net of impairments of $8 million related to the KGBT-TV transaction. See Note 2. Acquisitions and Dispositions of Assets within our Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment, previously known as our sports segment, reflects the results of our Bally RSNs, Marquee, and a minority interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the period presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2021	2020
Revenue:			(b)
Distribution revenue	$698	$752	(7)%
Advertising revenue	65	55	18%
Other media revenue	5	5	—%
Media revenue	$768	$812	(5)%

Operating Expenses:
Media programming and production expenses	$657	$478	37%
Media selling, general and administrative expenses (a)	65	57	14%
Depreciation and amortization expenses	84	110	(24)%
Corporate general and administrative	3	2	50%
Operating (loss) income (a)	$(41)	$165	(125)%
Income from equity method investments	$13	$6	117%

(a)Includes $26 million and $23 million for the three months ended March 31, 2021 and 2020, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.
(b)Marquee was launched in late February 2020, therefore although not called out in each section below, is a driver of the changes between the periods due to a full quarter of activity being included in the current period, versus only a partial quarter of activity in the prior period.

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute our RSNs, decreased $54 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to the loss of three Distributors in 2020 and elevated subscriber churn with remaining Distributors offset by a $19 million reduction to accrued rebates to Distributors primarily related to an increase in estimated games related to the 2020-2021 NBA season. See discussion under Revenue Recognition within FN 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion. We expect distribution revenue to decrease for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021 primarily due to elevated levels of subscriber churn.

Advertising revenue. Advertising revenue is primarily generated from sales of commercial time within the RSNs programming. Advertising revenue increased $10 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a higher number of games being played in the first quarter of 2021 when compared to the first quarter of 2020 due to suspension of the league seasons in March of 2020. We expect advertising revenue for the three months ended June 30, 2021 to increase as compared to the three months ended March 31, 2021, primarily due to a higher number of games played in the second quarter. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. Media programming and production expenses increased $179 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily driven by an increase in sports rights amortization expense of $161 million and production expenses of $18 million. These increases are primarily driven by the suspension of the 2019-2020 NBA and NHL seasons in early March 2020 and the compression of the 2020-2021 NBA and NHL seasons. The changes to the seasons were in response to the COVID-19 pandemic and resulted in a higher number of games during the first quarter of 2021 as compared to the same prior year period. The increase in sports rights amortization was moderated by reductions in rights fees resulting from the decisions made by the NBA and NHL to reduce the overall number of games to be played in the 2020-2021 season. We expect media programming and production expenses for the three months ended June 30, 2021 to increase as compared to the three months ended March 31, 2021, primarily due to the start of the MLB season. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses increased $8 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily related to a $3 million increase of management services agreement fees, a $2 million increase in information technology expenses, and a $1 million increase in employee compensation cost.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $26 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a decrease in amortization expense due to lower intangible asset values as a result of the impairment we recognized in 2020.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity method investments for the three months ended March 31, 2021 and 2020 was $13 million and $6 million, respectively, and is primarily related to our investment in the YES Network.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2021	2020
Revenue:
Distribution revenue	$50	$49	2%
Advertising revenue	40	35	14%
Other media revenues	2	1	100%
Media revenues	$92	$85	8%
Non-media revenues (a)	$16	$43	(63)%

Operating Expenses:
Media expenses (c)	$64	$70	(9)%
Non-media expenses (b)	$18	$30	(40)%
Operating income	$16	$22	(27)%
Loss from equity method investments	$(4)	$(12)	(67)%

(a)Non-media revenues for the three months ended March 31, 2021 and 2020 includes $2 million and $8 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media expenses for the three months ended March 31, 2021 include $1 million of intercompany expenses related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(c)Media expenses for the three months ended March 31, 2021 and 2020 include $2 million and $1 million, respectively, of intercompany expenses primarily related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue increased $7 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to an increase in advertising revenue related to our owned networks and digital initiatives. Non-media revenue decreased $27 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a decrease in broadcast equipment sales due to the expected winding down of the FCC's National Broadband Plan repack process.

Expenses. Media expenses decreased $6 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to decreased programming and operating costs of our owned networks. Non-media expenses decreased $12 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a decrease in the costs of goods associated with our lower broadcast equipment sales.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2021	2020
Corporate general and administrative expenses	$61	$49	24%
Interest expense including amortization of debt discount and deferred financing costs	$151	$180	(16)%
Other income (expense), net	$124	$(4)	n/m
Income tax benefit	$9	$12	(25)%
Net income attributable to the redeemable noncontrolling interests	$(4)	$(20)	(80)%
Net income attributable to the noncontrolling interests	$(34)	$(8)	n/m

n/m — not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $12 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a $20 million increase in employee compensation cost, a portion of which is related to severance and other termination benefits related to the reduction-in-force completed in the first quarter, partially offset by a $6 million decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 6. Commitments and Contingencies within the Consolidated Financial Statements and the acquisition of the Bally RSNs.

We expect corporate general and administrative expenses to decrease in the second quarter of 2021.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $29 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a $19 million decrease in DSG interest expense related to decreases in LIBOR and refinancing of existing indebtedness and a $12 million decrease in STG interest expense due to decreases in LIBOR and refinancing of existing indebtedness, partially offset by a $3 million increase related to the A/R Facility.

We expect interest expense to increase in amount in the second quarter of 2021.

Other income, net. Other income, net increased by $128 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a $122 million increase in the value of investments recorded at fair value.

Income tax benefit. The effective tax rate for the three months ended March 31, 2021 was a benefit of 53.8% as compared to a benefit of 8.3% during the same period in 2020. The increase in the benefit for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily due to substantially magnified impact of 2021 discrete items as a result of small 2021 pre-tax income partially offset by a greater benefit in 2020 of federal tax credits related to investments in sustainability initiatives.

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests decreased $16 million during the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to redemptions of a portion of the outstanding preferred equity subsequent to March 31, 2020.

Net income attributable to the noncontrolling interests. Net income attributable to the noncontrolling interests increased $26 million during the three months ended March 31, 2021 when compared to the same period in 2020, primarily as a result of the launch of Marquee at the end of February 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had net working capital of approximately $2,048 million, including $941 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

The Bank Credit Agreements each include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreement), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the revolving credit facilities as of March 31, 2021, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of March 31, 2021, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to fully utilize the DSG revolving credit facility. We do not currently expect to have more than 35% of the capacity of the DSG revolving credit facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants with which the respective entities were in compliance as of March 31, 2021.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise the STG Term Loan B-3 in an aggregate principal amount of $740 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%.

The A/R Facility enables DSG to raise incremental funding for the ongoing business needs of the local sports segment. The maximum funding availability under the A/R Facility is the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain indirect wholly owned subsidiaries of DSG identified therein (Originators) to DSPV and certain reserves. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of March 31, 2021, the total commitment was $216 million and the balance of the loans under the A/R Facility was $173 million.

During the three months ended March 31, 2021, there were no redemptions of preferred equity. The balance of the Redeemable Subsidiary Preferred Equity as of March 31, 2021 was $170 million, net of issuance costs.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreements and A/R Facility will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next 12 months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic and resulting effect on the economy, our advertisers, Distributors, and their subscribers, could affect our liquidity and our first lien leverage ratio which could affect our ability to access the full borrowing capacity under the Bank Credit Agreements. For our long-term liquidity needs, in addition to the sources described above, we may rely upon various sources, such as but not limited to, the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of Company assets. However, there can be no assurance that additional financing or capital or buyers of our Company assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash flows used in operating activities	$(206)	$(39)

Cash flows used in investing activities:
Acquisition of property and equipment	$(20)	$(46)
Proceeds from the sale of assets	28	18
Purchases of investments	(49)	(25)
Spectrum repack reimbursements	14	24
Other, net	1	6
Net cash flows used in investing activities	$(26)	$(23)

Cash flows (used in) from financing activities:
Proceeds from notes payable and commercial bank financing	$6	$873
Repayments of notes payable, commercial bank financing and finance leases	(26)	(20)
Dividends paid on Class A and Class B Common Stock	(15)	(18)
Repurchase of outstanding Class A Common Stock	—	(176)
Redemption of redeemable subsidiary preferred equity	—	(198)
Distributions to noncontrolling interests, net	(30)	(3)
Distributions to redeemable noncontrolling interests	(2)	(378)
Other, net	(18)	(9)
Net cash flows (used in) from financing activities	$(85)	$71

Operating Activities

Net cash flows used in operating activities increased during the three months ended March 31, 2021 when compared to the same period in 2020. The increase is primarily related to higher payments for production and overhead costs, distributor rebate payments and a decrease in cash collections from Distributors.

Investing Activities

Net cash flows used in investing activities increased during the three months ended March 31, 2021 when compared to the same period in 2020. The increase is primarily related to lower spectrum repack reimbursements and higher contributions to investments, offset by lower capital expenditures and the sale of WDKA and KBSI during the first quarter of 2021.

Financing Activities

Net cash flows from financing activities decreased during the three months ended March 31, 2021 when compared to the same period in 2020. The decrease is primarily related to lower proceeds from the issuance of debt during the first quarter of 2021 compared to the draw on the STG and DSG revolving credit facilities during the first quarter of 2020, offset by the repurchase of Class A Common Stock, the redemption of the Redeemable Subsidiary Preferred Equity, and distributions to the redeemable noncontrolling interests during the first quarter of 2020.

In February and May 2021, our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the three months ended March 31, 2021, we entered into agreements which increased estimated contractual amounts owed for program rights and content for the remainder of 2021, years 2022-2023, 2024-2025, and 2026 and thereafter by $64 million, $159 million, $128 million, and $97 million, respectively, as of March 31, 2021.

As of March 31, 2021, there were no other material changes to our contractual cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2020.

The impact of the COVID-19 outbreak continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties will continue to impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for a further discussion on how COVID-19 has impacted distribution revenue and sports rights expense. Our estimates may further change in the future as the COVID-19 pandemic continues, new events occur, and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2021.

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

The term "internal control over financial reporting," as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Form of Restricted Stock Award Agreement - February 2021 Grants.
10.2*	Form of Stock Appreciation Rights Agreement - February 2021 Grants.
10.3*	Amended and Restated Employment Agreement by and between Sinclair Television Group, Inc. and Robert Weisbord dated January 16, 2020.
31.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended March 31, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2021.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)