Form 10-Q
period 2021-06-30
SINCLAIR BROADCAST GROUP INC
filed 2021-08-09
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	August 5, 2021
Class A Common Stock	51,714,762
Class B Common Stock	23,775,056

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$964	$1,259
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	1,148	1,060
Income taxes receivable	180	230
Prepaid sports rights	190	498
Prepaid expenses and other current assets	175	170
Total current assets	2,657	3,217
Property and equipment, net	789	823
Operating lease assets	179	197
Deferred tax assets	293	197
Restricted cash	4	3
Goodwill	2,088	2,092
Indefinite-lived intangible assets	150	171
Customer relationships, net	4,091	4,286
Other definite-lived intangible assets, net	1,256	1,338
Other assets	1,273	1,058
Total assets (a)	$12,780	$13,382

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$588	$533
Current portion of notes payable, finance leases, and commercial bank financing	66	58
Current portion of operating lease liabilities	26	34
Current portion of program contracts payable	63	92
Other current liabilities	293	317
Total current liabilities	1,036	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	12,473	12,493
Operating lease liabilities, less current portion	187	198
Program contracts payable, less current portion	29	30
Other long-term liabilities	417	622
Total liabilities (a)	14,142	14,377
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	190	190
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 51,616,924 and 49,252,671 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	740	721
Accumulated deficit	(2,360)	(1,986)
Accumulated other comprehensive loss	(5)	(10)
Total Sinclair Broadcast Group shareholders’ deficit	(1,624)	(1,274)
Noncontrolling interests	72	89
Total deficit	(1,552)	(1,185)
Total liabilities, redeemable noncontrolling interests, and deficit	$12,780	$13,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of June 30, 2021 and December 31, 2020 include total assets of variable interest entities (VIEs) of $219 million and $233 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2021 and December 31, 2020 include total liabilities of VIEs of $56 million and $60 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 9. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Media revenues	$1,600	$1,260	$3,097	$2,834
Non-media revenues	12	23	26	58
Total revenues	1,612	1,283	3,123	2,892

OPERATING EXPENSES:
Media programming and production expenses	1,345	383	2,368	1,211
Media selling, general and administrative expenses	234	186	447	396
Amortization of program contract costs	22	21	45	44
Non-media expenses	14	21	31	51
Depreciation of property and equipment	28	26	56	50
Corporate general and administrative expenses	36	32	97	81
Amortization of definite-lived intangible and other assets	119	150	244	300
Gain on asset dispositions and other, net of impairment	(8)	(28)	(22)	(60)
Total operating expenses	1,790	791	3,266	2,073
Operating (loss) income	(178)	492	(143)	819

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(160)	(165)	(311)	(345)
Gain on extinguishment of debt	—	3	—	5
Income (loss) from equity method investments	2	(7)	11	(13)
Other (expense) income, net	(61)	4	63	—
Total other expense, net	(219)	(165)	(237)	(353)
(Loss) income before income taxes	(397)	327	(380)	466
INCOME TAX BENEFIT (PROVISION)	69	(54)	78	(42)
NET (LOSS) INCOME	(328)	273	(302)	424
Net income attributable to the redeemable noncontrolling interests	(5)	(12)	(9)	(32)
Net loss (income) attributable to the noncontrolling interests	1	(9)	(33)	(17)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(332)	$252	$(344)	$375

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic (loss) earnings per share	$(4.41)	$3.13	$(4.59)	$4.39
Diluted (loss) earnings per share	$(4.41)	$3.12	$(4.59)	$4.36
Basic weighted average common shares outstanding (in thousands)	75,331	80,425	74,862	85,517
Diluted weighted average common and common equivalent shares outstanding (in thousands)	75,331	80,737	74,862	85,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(328)	$273	$(302)	$424
Share of other comprehensive (loss) income of equity method investments	(3)	(9)	5	(9)
Comprehensive (loss) income	(331)	264	(297)	415
Comprehensive income attributable to the redeemable noncontrolling interests	(5)	(12)	(9)	(32)
Comprehensive loss (income) attributable to the noncontrolling interests	1	(9)	(33)	(17)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(335)	$243	$(339)	$366

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Six Months Ended June 30, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.40 per share)	—	—	—	—	—	—	(30)	—	—	(30)
Class B Common Stock converted into Class A Common Stock	—	952,626	—	(952,626)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	—	1,411,627	—	—	—	19	—	—	—	19
Distributions to noncontrolling interests, net	(9)	—	—	—	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	—	—	—	—	5	—	5
Net income	9	—	—	—	—	—	(344)	—	33	(311)
BALANCE, June 30, 2021	$190	51,616,924	$1	23,775,056	$—	$740	$(2,360)	$(5)	$72	$(1,552)

	Three Months Ended June 30, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, March 31, 2021	$188	51,118,350	$1	24,217,682	$—	$735	$(2,013)	$(2)	$93	$(1,186)
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(15)	—	—	(15)
Class B Common Stock converted into Class A Common Stock	—	442,626	—	(442,626)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	—	55,948	—	—	—	5	—	—	—	5
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	—	(20)	(20)
Other comprehensive income	—	—	—	—	—	—	—	(3)	—	(3)
Net income (loss)	5	—	—	—	—	—	(332)	—	(1)	(333)
BALANCE, June 30, 2021	$190	51,616,924	$1	23,775,056	$—	$740	$(2,360)	$(5)	$72	$(1,552)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net (loss) income	$(302)	$424
Adjustments to reconcile net (loss) income to net cash flows (used in) from operating activities:
Amortization of sports programming rights	1,381	396
Amortization of definite-lived intangible and other assets	244	300
Depreciation of property and equipment	56	50
Amortization of program contract costs	45	44
Stock-based compensation	43	29
Deferred tax (provision) benefit	(93)	49
Gain on asset dispositions and other, net of impairment	(20)	(60)
(Income) loss from equity method investments	(11)	13
(Income) loss from investments	(60)	4
Distributions from investments	21	26
Sports programming rights payments	(1,010)	(1,025)
Rebate payments to distributors	(202)	—
Gain on extinguishment of debt	—	(5)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(90)	148
(Increase) decrease in prepaid expenses and other current assets	(73)	33
Increase (decrease) in accounts payable and accrued and other current liabilities	35	(153)
Net change in net income taxes payable/receivable	50	(6)
Decrease in program contracts payable	(50)	(47)
Increase in other long-term liabilities	—	85
Other, net	24	29
Net cash flows (used in) from operating activities	(12)	334
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(38)	(97)
Spectrum repack reimbursements	18	52
Proceeds from sale of assets	39	18
Purchases of investments	(164)	(48)
Other, net	4	4
Net cash flows used in investing activities	(141)	(71)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	357	873
Repayments of notes payable, commercial bank financing and finance leases	(385)	(928)
Repurchase of outstanding Class A Common Stock	—	(261)
Dividends paid on Class A and Class B Common Stock	(30)	(35)
Dividends paid on redeemable subsidiary preferred equity	(4)	(24)
Redemption of redeemable subsidiary preferred equity	—	(198)
Distributions to noncontrolling interests, net	(50)	(7)
Distributions to redeemable noncontrolling interests	(5)	(378)
Other, net	(24)	(16)
Net cash flows used in financing activities	(141)	(974)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(294)	(711)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,262	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$968	$622

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

As of June 30, 2021, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs). These stations broadcast 631 channels as of June 30, 2021. For the purpose of this report, these 185 stations and 631 channels are referred to as "our" stations and channels. The local sports segment consists primarily of our Bally Sports network brands (the Bally RSNs), the Marquee Sports Network (Marquee) joint venture and a minority equity interest in the Yankee Entertainment and Sports Network, LLC (YES Network). We refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity (deficit) and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

On March 12, 2020, the National Basketball Association (NBA), the National Hockey League (NHL), and Major League Baseball (MLB) suspended or delayed the start of their seasons as a result of the COVID-19 pandemic. On that date, the Company suspended the recognition of amortization expense associated with prepaid program rights agreements with teams within these leagues. Amortization expense resumed for the NBA, NHL, and MLB over the modified seasons when the games commenced during the third quarter of 2020. The NBA and NHL also delayed the start of their 2020-2021 seasons until December 22, 2020 and January 13, 2021, respectively; sports rights expense associated with these seasons was recognized over the modified term of these seasons.

Certain rights agreements with professional teams contain provisions which require the rebate of rights fees paid by the Company if a contractual minimum number of live games are not delivered. As of June 30, 2021, we have estimated rebates due from teams of $9 million which we expect to receive in the third quarter of 2021. The actual amount of rebates to be received will vary depending on changes in the final game counts of each league's respective season. Rights fees paid in advance of expense recognition, inclusive of any contractual rebates due to the Company, are included within prepaid sports rights in our consolidated balance sheets.

Non-cash Investing and Financing Activities

Non-cash transactions related to finance lease obligations were $6 million during the six months ended June 30, 2020. Leased assets obtained in exchange for new operating lease liabilities were $4 million and $9 million during the six months ended June 30, 2021 and 2020, respectively.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$363	$666	$49	$—	$1,078
Advertising revenue	280	162	54	(5)	491
Other media, non-media, and intercompany revenues	44	10	17	(28)	43
Total revenues	$687	$838	$120	$(33)	$1,612

For the three months ended June 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$349	$610	$51	$—	$1,010
Advertising revenue	208	3	25	(1)	235
Other media, non-media, and intercompany revenues	35	3	28	(28)	38
Total revenues	$592	$616	$104	$(29)	$1,283

For the six months ended June 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$724	$1,364	$99	$—	$2,187
Advertising revenue	547	227	94	(6)	862
Other media, non-media, and intercompany revenues	81	15	35	(57)	74
Total revenues	$1,352	$1,606	$228	$(63)	$3,123

For the six months ended June 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$703	$1,362	$100	$—	$2,165
Advertising revenue	517	58	61	(1)	635
Other media, non-media, and intercompany revenues	72	8	72	(60)	92
Total revenues	$1,292	$1,428	$233	$(61)	$2,892

Distribution Revenue. We have agreements with multi-channel video programming distributors (MVPDs) and virtual MVPDs (vMVPDs, and together with MVPDs, "Distributors"). We generate distribution revenue through fees received from these Distributors for the right to distribute our stations, RSNs, and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. Prior to the COVID-19 pandemic, the Company had not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 season and decisions made by the NHL and NBA during the fourth quarter of 2020 and first quarter of 2021 regarding the timing and format of their revised 2020-2021 seasons have resulted, in some cases, in our inability to meet these minimum game requirements and the need to reduce revenue based upon estimated rebates due to our Distributors. Accrued rebates as of June 30, 2021 and December 31, 2020 were $188 million and $420 million, respectively. The decrease in accrued rebates during the six months ended June 30, 2021 includes $202 million of payments and $30 million of adjustments related primarily to increases in estimated game counts. As of June 30, 2021, all rebates are reflected in other current liabilities in our consolidated balance sheets. We expect these rebates to be paid during 2021 and 2022. There were no rebates accrued during the six months ended June 30, 2021. See Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $225 million and $233 million as of June 30, 2021 and December 31, 2020, respectively, of which $174 million and $184 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the six months ended June 30, 2021 and 2020, included in the deferred revenue balance as of December 31, 2020 and 2019, was $30 million and $41 million, respectively.

On November 18, 2020, the Company and Diamond Sports Group, LLC (DSG) entered into an enterprise-wide commercial agreement with Bally's Corporation (Bally's), including providing certain branding integrations in our RSNs, broadcast networks and other properties. These branding integrations include naming rights associated with the majority of our RSNs (other than Marquee). The initial term of this arrangement is 10 years and we began performing under this arrangement during the three months ended June 30, 2021. The Company received non-cash consideration initially valued at $199 million which is reflected as a contract liability and recognized as revenue as the performance obligations under the arrangement are satisfied. See Note 3. Other Assets for more information.

For the three months ended June 30, 2021, three customers accounted for 19%, 17%, and 14%, respectively, of our total revenues. For the six months ended June 30, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of our total revenues. For the three months ended June 30, 2020, three customers accounted for 21%, 20%, and 12%, respectively, of our total revenues. For the six months ended June 30, 2020, three customers accounted for 21%, 19%, and 12%, respectively, of our total revenues. As of June 30, 2021, three customers accounted for 16%, 16%, and 13%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2021 and 2020 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended June 30, 2021 was less than the statutory rate primarily due to a $70 million increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j), offset by $39 million of federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the six months ended June 30, 2021 approximated our statutory rate. Our effective income tax rate for the three and six months ended June 30, 2020 was less than the statutory rate primarily due to $21 million and $48 million, respectively, of federal tax credits related to investments in sustainability initiatives.

We do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of June 30, 2021, the total remaining purchase authorization was $880 million.

Subsequent Events

In August 2021, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on September 15, 2021 to holders of record at the close of business on September 1, 2021.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has already impacted, and will impact, its advertisers, Distributors, and agreements with professional sports teams. The MLB began their season on time in April 2021 under a full game schedule and the NBA and NHL have announced full game schedules for their 2021-2022 seasons beginning in October 2021. There can be no assurance that the MLB, NBA, or NHL will complete their full seasons in the future. Any reduction in the number of games played by the leagues may have an adverse impact on our operations and cash flows. The Company is currently unable to predict the full extent that the COVID-19 pandemic will have on its financial condition, results of operations, and cash flows in future periods due to numerous uncertainties.

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

Dispositions. In February 2021, we sold two of our television broadcast stations, WDKA-TV in Paducah, KY and KBSI-TV in Cape Girardeau, MO, for an aggregate purchase price of $28 million. We recorded a gain of $12 million for the six months ended June 30, 2021, which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

In June 2021, we sold our controlling interest in Triangle Sign & Service, LLC (Triangle) for $12 million. We recognized a gain on the sale of Triangle of $6 million of which $3 million was attributable to noncontrolling interests, which is included in the gain on asset dispositions and other, net of impairment and net income attributable to the noncontrolling interests, respectively, in our consolidated statements of operations.

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

In March 2016, the FCC began the repacking process associated with the auction, in which the FCC reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $4 million and $18 million for the three and six months ended June 30, 2021, respectively, and $29 million and $52 million for the three and six months ended June 30, 2020, respectively, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. Capital expenditures related to the spectrum repack were $4 million and $9 million for the three and six months ended June 30, 2021, respectively, and $19 million and $41 million for the three and six months ended June 30, 2020, respectively.

3.              OTHER ASSETS:

Other assets as of June 30, 2021 and December 31, 2020 consisted of the following (in millions):

	As of June 30, 2021	As of December 31, 2020
Equity method investments	$498	$451
Other investments	608	450
Post-retirement plan assets	50	44
Other	117	113
Total other assets	$1,273	$1,058

Equity Method Investments
We have a portfolio of investments, including our investment in the YES Network and entities that are primarily focused on the development of real estate, sustainability initiatives, and other non-media businesses. For the periods ended June 30, 2021 and December 31, 2020, none of our investments were individually significant.

YES Network Investment. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is included within income (loss) from equity method investments in our consolidated statements of operations. During the three and six months ended June 30, 2021, we recorded income of $6 million and $19 million, respectively, and for the three and six months ended June 30, 2020, we recorded income of $2 million and $7 million, respectively, related to our investment.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment.

As of June 30, 2021 and December 31, 2020, we held $550 million and $400 million, respectively, in investments measured at fair value. We recognized a fair value adjustment loss of $67 million and a fair value adjustment gain of $56 million for three and six months ended June 30, 2021, respectively, and losses of $0.1 million and $2 million for the three and six months ended June 30, 2020, respectively, associated with these investments, which are reflected in other income, net in our consolidated statements of operations. Investments accounted for utilizing the measurement alternative were $22 million, net of $7 million of cumulative impairments, as of June 30, 2021, and $26 million, net of $7 million of cumulative impairments, as of December 31, 2020. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three and six months ended June 30, 2021 or 2020.

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

In April 2021, we made an incremental investment of $93 million in Bally's in the form of non-voting perpetual warrants, convertible into 1.7 million shares of Bally's common stock at an exercise price of $0.01 per share, subject to certain adjustments. These investments are reflected at fair value within our financial statements. See Note 11. Fair Value Measurements for further discussion.

4.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreements

Each of the bank credit agreements of Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of the Company, and DSG (collectively, the Bank Credit Agreements) include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the revolving credit facilities as of June 30, 2021, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of June 30, 2021, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to utilize the full DSG revolving credit facility. We do not currently expect to have more than 35% of the capacity of the DSG revolving credit facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants with which the respective entities were in compliance as of June 30, 2021.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise term loans in an aggregate principal amount of $740 million (STG Term Loan B-3), with an original issuance discount of $4 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%. As of June 30, 2021, the Term Loan B-3 balance, net of debt discount and deferred financing costs, was $735 million.

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

The outstanding balance under the A/R Facility was $183 million and $177 million as of June 30, 2021 and December 31, 2020, respectively. Accounts receivable held by DSPV were $252 million and $228 million as of June 30, 2021 and December 31, 2020, respectively.

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

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of both June 30, 2021 and December 31, 2020. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $5 million and $6 million as of June 30, 2021 and December 31, 2020, respectively. See Note 10. Related Person Transactions for further discussion.

Debt of variable interest entities and guarantees of third-party debt

STG jointly, severally, unconditionally, and irrevocably guaranteed $46 million and $49 million of debt of certain third parties as of June 30, 2021 and December 31, 2020, respectively, of which $14 million and $16 million, net of deferred financing costs, related to consolidated VIEs that are included in our consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 10. Related Person Transactions. We have determined that, as of June 30, 2021, it is not probable that we would have to perform under any of these guarantees.

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

Dividends accrued during the three and six months ended June 30, 2021 were $4 million and $8 million, respectively, and during the three and six months ended June 30, 2020 were $11 million and $24 million, respectively, and are reflected in net income attributable to the noncontrolling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 7.5%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. Dividends accrued during the three months ended June 30, 2021 were paid-in-kind and added to the liquidation preference. Dividends accrued during the three months ended March 31, 2021 were paid in cash in March 2021.

The balance of the Redeemable Subsidiary Preferred Equity was $174 million and $170 million, net of issuance costs, as of June 30, 2021 and December 31, 2020.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries has the right to sell their interest to the Company at any time during the 30-day period following September 30, 2025. The value of this redeemable noncontrolling interest was $15 million and $20 million as of June 30, 2021 and December 31, 2020, respectively.

6.              COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to our local sports segment's sports programming rights agreements as of June 30, 2021. These commitments assume that sports teams fully deliver the contractually committed games, and do not reflect the impact of rebates expected to be paid by the teams.

(in millions)
2021 (remainder)	$797
2022	1,655
2023	1,608
2024	1,540
2025	1,420
2026 and thereafter	7,008
Total	$14,028

Other Liabilities

In connection with our acquisition of the Bally RSNs, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of June 30, 2021 and December 31, 2020, $32 million and $31 million, respectively, was recorded within other current liabilities and $93 million and $97 million, respectively, was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $1 million and $3 million was recorded for the three and six months ended June 30, 2021, respectively, and $2 million and $4 million was recorded for the three and six months ended June 30, 2020, respectively.

In connection with our acquisition of the Bally RSNs, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain Bally RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of June 30, 2021 and December 31, 2020, $13 million and $12 million, respectively, was recorded within other current liabilities and $40 million and $41 million, respectively, was recorded within other long-term liabilities in our consolidated balance sheets. These obligations are measured at the present value of the estimated amount of cash to be paid over the term of the contracts. We recorded measurement adjustment losses of $2 million and $3 million for the three and six months ended June 30, 2021, respectively, within other income, net in our consolidated statements of operations.

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

FCC Litigation Matters

On May 22, 2020, the FCC released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (NAL) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the three months ended June 30, 2021, as we consolidate these stations as VIEs.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ). This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject Sinclair to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

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

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (Numerator)
Net (loss) income	$(328)	$273	$(302)	$424
Net income attributable to the redeemable noncontrolling interests	(5)	(12)	(9)	(32)
Net loss (income) attributable to the noncontrolling interests	1	(9)	(33)	(17)
Numerator for basic and diluted (loss) earnings per common share available to common shareholders	$(332)	$252	$(344)	$375

Shares (Denominator)
Basic weighted-average common shares outstanding	75,331	80,425	74,862	85,517
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	312	—	464
Diluted weighted-average common and common equivalent shares outstanding	75,331	80,737	74,862	85,981

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,802	3,019	1,608	2,916

8.              SEGMENT DATA:

We measure segment performance based on operating income (loss). We have two reportable segments: broadcast and local sports. Our broadcast segment, previously referred to as our local news and marketing services segment, provides free over-the-air programming to television viewing audiences and includes stations in 86 markets located throughout the continental United States. Our local sports segment, previously referred to as our sports segment, provides viewers with live professional sports content and includes our Bally RSNs, Marquee, and our investment in the YES Network. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Assets	$4,671	$5,845	$2,275	$(11)	$12,780

For the three months ended June 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$687	$838	$120	$(33)	(a)	$1,612
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	64	78	6	(1)		147
Amortization of sports programming rights	—	829	—	—		829
Amortization of program contract costs	17	—	5	—		22
Corporate general and administrative expenses	29	3	4	—		36
Gain on asset dispositions and other, net of impairment	(3)	—	(5)	—		(8)
Operating income (loss)	105	(288)	4	1		(178)
Interest expense including amortization of debt discount and deferred financing costs	1	110	51	(2)		160
Income (loss) from equity method investments	—	10	(8)	—		2

For the three months ended June 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$592	$616	$104	$(29)	(a)	$1,283
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60	109	7	—		176
Amortization of sports programming rights	—	5	—	—		5
Amortization of program contract costs	21	—	—	—		21
Corporate general and administrative expenses	27	2	3	—		32
(Gain) loss on asset dispositions and other, net of impairment	(29)	—	1	—		(28)
Operating income	83	399	12	(2)		492
Interest expense including amortization of debt discount and deferred financing costs	1	117	50	(3)		165
Income (loss) from equity method investments	—	2	(9)	—		(7)

For the six months ended June 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$1,352	$1,606	$228	$(63)	(a)	$3,123
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	126	162	14	(2)		300
Amortization of sports programming rights	—	1,381	—	—		1,381
Amortization of program contract costs	38	—	7	—		45
Corporate general and administrative expenses	84	6	7	—		97
Gain on asset dispositions and other, net of impairment	(17)	—	(5)	—		(22)
Operating income (loss)	168	(329)	17	1		(143)
Interest expense including amortization of debt discount and deferred financing costs	2	218	96	(5)		311
Income (loss) from equity method investments	—	23	(12)	—		11

For the six months ended June 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$1,292	$1,428	$233	$(61)	(a)	$2,892
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	118	219	13	—		350
Amortization of sports programming rights	—	396	—	—		396
Amortization of program contract costs	44	—	—	—		44
Corporate general and administrative expenses	70	4	7	—		81
Gain on asset dispositions and other, net of impairment	(60)	—	—	—		(60)
Operating income	234	565	26	(6)		819
Interest expense including amortization of debt discount and deferred financing costs	2	240	108	(5)		345
Income (loss) from equity method investments	—	8	(21)	—		(13)

(a)Includes $27 million and $54 million for the three and six months ended June 30, 2021, respectively, and $25 million and $49 million for the three and six months ended June 30, 2020, respectively, of revenue and selling, general, and administrative expenses, respectively, for services provided by broadcast to local sports and other, which are eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30	$64
Accounts receivable, net	85	70
Prepaid sports rights	15	2
Other current assets	3	5
Total current assets	133	141

Property and equipment, net	15	16
Operating lease assets	5	6
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	50	54
Other assets	1	1
Total assets	$219	$233

LIABILITIES
Current liabilities:
Other current liabilities	$51	$40

Notes payable, finance leases and commercial bank financing, less current portion	8	10
Operating lease liabilities, less current portion	5	5
Program contracts payable, less current portion	2	4
Other long-term liabilities	4	17
Total liabilities	$70	$76

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $125 million and $131 million as of June 30, 2021 and December 31, 2020, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2021, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $89 million and $75 million as of June 30, 2021 and December 31, 2020, respectively. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income (loss) from equity method investments and other income, net, respectively, in our consolidated statements of operations. We recorded losses of $7 million and $12 million for the three and six months ended June 30, 2021, respectively, and losses of $10 million and $22 million for three and six months ended June 30, 2020, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million and $2 million for the three and six months ended June 30, 2021, respectively, and $1 million and $3 million for the three and six months ended June 30, 2020, respectively. For further information, see Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $0.1 million for the three months ended June 30, 2021 and less than $1 million for all of the six months ended June 30, 2021 and the three and six months ended June 30, 2020.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 9. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of June 30, 2021, we have jointly and severally, unconditionally, and irrevocably guaranteed $39 million of Cunningham's debt, of which $7 million, net of $0.2 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional 5-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $56 million and $54 million as of June 30, 2021 and December 31, 2020, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2021 and December 31, 2020, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements $3 million and $5 million for the three and six months ended June 30, 2021, respectively, and $2 million and $4 million for the three and six months ended June 30, 2020, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between November 2021 and December 2028 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $36 million and $72 million for the three and six months ended June 30, 2021, respectively, and $32 million and $71 million for the three and six months ended June 30, 2020, respectively, related to the Cunningham Stations.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for all of the three and six months ended June 30, 2021 and 2020.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was less than $1 million for all of the three and six months ended June 30, 2021 and the six months ended June 30, 2020 and less than $0.1 million for the three months ended June 30, 2020.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million and $2 million for the three and six months ended June 30, 2021, respectively, and $1 million and $3 million for the three and six months ended June 30, 2020, respectively.

We have a minority interest in certain mobile production businesses, which we account for as equity method investments. We made payments to these businesses for production services totaling $16 million and $24 million for the three and six months ended June 30, 2021, respectively, and $2 million and $9 million for the three and six months ended June 30, 2020, respectively.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $6 million and $9 million for the three and six months ended June 30, 2021, respectively.

Sports Programming Rights

As of June 30, 2021, affiliates of six professional teams have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the years ended 2025 through 2032. The Company paid $138 million and $258 million for the three and six months ended June 30, 2021, respectively, and $136 million and $206  million, net of rebates, for the three and six months ended June 30, 2020, respectively, under sports programming rights agreements covering the broadcast of regular season games of professional teams who have non-controlling equity interests in certain of our RSNs.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of less than $0.1 million, consisting of salary and bonus, for both the three months ended June 30, 2021 and 2020, and $0.1 million for both the six months ended June 30, 2021 and 2020, and was granted a restricted stock award with respect to 2,239 shares and 355 shares, vesting over two years, for the six months ended June 30, 2021 and 2020, respectively. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million, consisting of salary and bonus, for all of the three and six months ended June 30, 2021 and 2020. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million, consisting of salary, for all of the three and six months ended June 30, 2021 and 2020.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Investments in equity securities	$4	$4	$68	$68
STG:
Money market funds	527	527	448	448
Deferred compensation assets	48	48	42	42
Deferred compensation liabilities	41	41	36	36
DSG:
Money market funds	137	137	292	292

Level 2:
Investments in equity securities (a)	162	162	—	—
STG (b):
5.875% Senior Unsecured Notes due 2026	348	358	348	358
5.500% Senior Unsecured Notes due 2030	500	506	500	520
5.125% Senior Unsecured Notes due 2027	400	402	400	408
4.125% Senior Secured Notes due 2030	750	738	750	770
Term Loan B	379	374	1,119	1,107
Term Loan B-2	1,277	1,253	1,284	1,264
Term Loan B-3 (c)	740	732	—	—
DSG (b):
12.750% Senior Secured Notes due 2026	31	27	31	28
6.625% Senior Unsecured Notes due 2027	1,744	859	1,744	1,056
5.375% Senior Secured Notes due 2026	3,050	1,971	3,050	2,483
Term Loan	3,242	1,929	3,259	2,884
Accounts Receivable Securitization Facility	183	183	177	177
Debt of variable interest entities (b)	14	14	17	17
Debt of non-media subsidiaries (b)	17	17	17	17

Level 3
Investments in equity securities (d)	384	384	332	332

(a)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $172 million and $183 million as of June 30, 2021 and December 31, 2020, respectively.
(c)On April 1, 2021, STG amended the STG Bank Credit Agreement to raise term loans in an aggregate principal amount of $740 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. See Bank Credit Agreements under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the three and six months ended June 30, 2021 we recorded a fair value adjustment loss of $51 million and a fair value adjustment gain of $52 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 20% and 25% discount for lack of marketability (DLOM) as of June 30, 2021 and December 31, 2020, respectively. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 20% and 25% as of June 30, 2021 and December 31, 2020, respectively. There are certain restrictions surrounding the sale and ownership of common stock and the Company has agreed not to sell any shares beneficially owned prior to the first anniversary of the agreement. The Company is also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above. See Other Investments under Note 3. Other Assets for further discussion.

The following table summarizes the changes in financial liabilities measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2021 (in millions):

Options and Warrants
Fair value at March 31, 2021	$435
Measurement adjustments	(51)
Fair value at June 30, 2021	$384

Options and Warrants
Fair value at December 31, 2020	$332
Measurement adjustments	52
Fair value at June 30, 2021	$384

12.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the STG Bank Credit Agreement, 5.875% Notes, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes (collectively, the Notes are referred to as the "STG Notes"). Our Class A Common Stock and Class B Common Stock as of June 30, 2021, were obligations or securities of the Company and not obligations or securities of STG. The Company is a guarantor under the STG Bank Credit Agreement, 5.875% Notes, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes. As of June 30, 2021, our consolidated total debt, net of deferred financing costs and debt discounts, of $12,539 million included $4,395 million related to STG and its subsidiaries of which the Company guaranteed $4,358 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$537	$2	$425	$—	$964
Accounts receivable, net	—	—	540	608	—	1,148
Other current assets	8	57	323	242	(85)	545
Total current assets	8	594	865	1,275	(85)	2,657

Property and equipment, net	1	32	674	106	(24)	789

Investment in equity of consolidated subsidiaries	454	3,424	—	—	(3,878)	—
Restricted cash	—	—	1	3	—	4
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,183	4,203	(39)	5,347
Other long-term assets	101	1,731	275	1,797	(2,159)	1,745
Total assets	$564	$5,781	$5,215	$7,405	$(6,185)	$12,780

Accounts payable and accrued liabilities	$24	$70	$278	$302	$(86)	$588
Current portion of long-term debt	—	20	5	42	(1)	66
Other current liabilities	1	1	105	275	—	382
Total current liabilities	25	91	388	619	(87)	1,036

Long-term debt	700	4,324	31	8,443	(1,025)	12,473
Investment in deficit of consolidated subsidiaries	1,452	—	—	—	(1,452)	—
Other long-term liabilities	11	112	1,375	491	(1,356)	633
Total liabilities	2,188	4,527	1,794	9,553	(3,920)	14,142

Redeemable noncontrolling interests	—	—	—	190	—	190
Total Sinclair Broadcast Group (deficit) equity	(1,624)	1,254	3,421	(2,406)	(2,269)	(1,624)
Noncontrolling interests in consolidated subsidiaries	—	—	—	68	4	72
Total liabilities, redeemable noncontrolling interests, and equity	$564	$5,781	$5,215	$7,405	$(6,185)	$12,780

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2020
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$458	$—	$801	$—	$1,259
Accounts receivable, net	—	—	558	502	—	1,060
Other current assets	7	46	372	560	(87)	898
Total current assets	7	504	930	1,863	(87)	3,217

Property and equipment, net	1	33	706	109	(26)	823

Investment in equity of consolidated subsidiaries	430	3,549	—	—	(3,979)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,082	10	—	2,092
Indefinite-lived intangible assets	—	—	156	15	—	171
Definite-lived intangible assets, net	—	—	1,256	4,409	(41)	5,624
Other long-term assets	139	1,718	280	1,569	(2,254)	1,452
Total assets	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

Accounts payable and accrued liabilities	$19	$70	$247	$284	$(87)	$533
Current portion of long-term debt	—	13	5	41	(1)	58
Other current liabilities	1	2	134	306	—	443
Total current liabilities	20	85	386	631	(88)	1,034

Long-term debt	700	4,337	33	8,460	(1,037)	12,493
Investment in deficit of consolidated subsidiaries	1,118	—	—	—	(1,118)	—
Other long-term liabilities	12	121	1,445	710	(1,438)	850
Total liabilities	1,850	4,543	1,864	9,801	(3,681)	14,377

Redeemable noncontrolling interests	—	—	—	190	—	190
Total Sinclair Broadcast Group (deficit) equity	(1,273)	1,261	3,546	(2,098)	(2,710)	(1,274)
Noncontrolling interests in consolidated subsidiaries	—	—	—	85	4	89
Total liabilities, redeemable noncontrolling interests, and equity	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$28	$744	$886	$(46)	$1,612

Media programming and production expenses	—	1	359	999	(14)	1,345
Selling, general and administrative expenses	4	32	173	91	(30)	270
Depreciation, amortization and other operating expenses	—	2	85	90	(2)	175
Total operating expenses	4	35	617	1,180	(46)	1,790

Operating (loss) income	(4)	(7)	127	(294)	—	(178)

Equity in (loss) earnings of consolidated subsidiaries	(243)	116	—	—	127	—
Interest expense	(4)	(50)	—	(113)	7	(160)
Other (expense) income	(83)	9	(10)	29	(4)	(59)
Total other (expense) income	(330)	75	(10)	(84)	130	(219)

Income tax benefit	2	22	—	45	—	69
Net (loss) income	(332)	90	117	(333)	130	(328)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Net loss attributable to the noncontrolling interests	—	—	—	1	—	1
Net (loss) income attributable to Sinclair Broadcast Group	$(332)	$90	$117	$(337)	$130	$(332)
Comprehensive (loss) income	$(332)	$90	$117	$(336)	$130	$(331)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$25	$627	$671	$(40)	$1,283

Media programming and production expenses	—	—	312	83	(12)	383
Selling, general and administrative expenses	3	26	151	63	(25)	218
Depreciation, amortization and other operating expenses	—	4	52	136	(2)	190
Total operating expenses	3	30	515	282	(39)	791

Operating (loss) income	(3)	(5)	112	389	(1)	492

Equity in earnings of consolidated subsidiaries	257	67	—	—	(324)	—
Interest expense	(4)	(47)	(1)	(120)	7	(165)
Other income (expense)	1	8	(10)	4	(3)	—
Total other income (expense)	254	28	(11)	(116)	(320)	(165)

Income tax benefit (provision)	1	(9)	(34)	(12)	—	(54)
Net income	252	14	67	261	(321)	273
Net income attributable to the redeemable noncontrolling interests	—	—	—	(12)	—	(12)
Net income attributable to the noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to Sinclair Broadcast Group	$252	$14	$67	$240	$(321)	$252
Comprehensive income	$252	$14	$67	$252	$(321)	$264

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$55	$1,449	$1,704	$(85)	$3,123

Media programming and production expenses	—	2	707	1,683	(24)	2,368
Selling, general and administrative expenses	7	90	339	165	(57)	544
Depreciation, amortization and other operating expenses	—	4	159	195	(4)	354
Total operating expenses	7	96	1,205	2,043	(85)	3,266

Operating (loss) income	(7)	(41)	244	(339)	—	(143)

Equity in (loss) earnings of consolidated subsidiaries	(288)	204	—	—	84	—
Interest expense	(7)	(92)	(1)	(224)	13	(311)
Other (expense) income	(63)	14	(22)	152	(7)	74
Total other (expense) income	(358)	126	(23)	(72)	90	(237)

Income tax benefit (provision)	21	29	(15)	43	—	78
Net (loss) income	(344)	114	206	(368)	90	(302)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to the noncontrolling interests	—	—	—	(33)	—	(33)
Net (loss) income attributable to Sinclair Broadcast Group	$(344)	$114	$206	$(410)	$90	$(344)
Comprehensive (loss) income	$(344)	$114	$206	$(363)	$90	$(297)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$49	$1,366	$1,564	$(87)	$2,892

Media programming and production expenses	—	—	640	599	(28)	1,211
Selling, general and administrative expenses	6	70	319	130	(48)	477
Depreciation, amortization and other operating expenses	—	5	103	283	(6)	385
Total operating expenses	6	75	1,062	1,012	(82)	2,073

Operating (loss) income	(6)	(26)	304	552	(5)	819

Equity in earnings of consolidated subsidiaries	386	240	—	—	(626)	—
Interest expense	(7)	(102)	(2)	(247)	13	(345)
Other (expense) income	(1)	6	(19)	12	(6)	(8)
Total other income (expense)	378	144	(21)	(235)	(619)	(353)

Income tax benefit (provision)	3	20	(40)	(25)	—	(42)
Net income	375	138	243	292	(624)	424
Net income attributable to the redeemable noncontrolling interests	—	—	—	(32)	—	(32)
Net income attributable to the noncontrolling interests	—	—	—	(17)	—	(17)
Net income attributable to Sinclair Broadcast Group	$375	$138	$243	$243	$(624)	$375
Comprehensive income	$375	$138	$243	$283	$(624)	$415

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(11)	$(72)	$337	$(268)	$2	$(12)

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	—	(27)	(13)	2	(38)
Acquisition of businesses, net of cash acquired	—	—	(2)	—	—	—
Spectrum repack reimbursements	—	—	18	—	—	18
Proceeds from the sale of assets	—	—	30	9	—	39
Purchases of investments	(6)	(10)	(25)	(123)	—	(164)
Other, net	—	—	(1)	7	—	4
Net cash flows used in investing activities	(6)	(10)	(7)	(120)	2	(141)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	341	—	16	—	357
Repayments of notes payable, commercial bank financing and finance leases	—	(352)	(3)	(30)	—	(385)
Dividends paid on Class A and Class B Common Stock	(30)	—	—	—	—	(30)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(4)	—	(4)
Distributions to noncontrolling interests	—	—	—	(50)	—	(50)
Distributions to redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	62	173	(324)	93	(4)	—
Other, net	(15)	(1)	—	(8)	—	(24)
Net cash flows from (used in) financing activities	17	161	(327)	12	(4)	(141)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	79	3	(376)	—	(294)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$537	$3	$428	$—	$968

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(124)	$(98)	$313	$243	$—	$334

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(6)	(83)	(13)	5	(97)
Spectrum repack reimbursements	—	—	52	—	—	52
Proceeds from the sale of assets	—	—	18	—	—	18
Purchases of investments	(1)	(5)	(22)	(20)	—	(48)
Other, net	1	—	(8)	11	—	4
Net cash flows used in investing activities	—	(11)	(43)	(22)	5	(71)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	648	—	225	—	873
Repayments of notes payable, commercial bank financing and finance leases	—	(663)	(2)	(263)	—	(928)
Repurchase of outstanding Class A Common Stock	(261)	—	—	—	—	(261)
Dividends paid on Class A and Class B Common Stock	(35)	—	—	—	—	(35)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(24)	—	(24)
Redemption of redeemable subsidiary preferred equity	—	—	—	(198)	—	(198)
Distributions to noncontrolling interests, net	—	—	—	(7)	—	(7)
Distributions to redeemable noncontrolling interests	—	—	—	(378)	—	(378)
Increase (decrease) in intercompany payables	420	(65)	(268)	(82)	(5)	—
Other, net	—	—	—	(16)	—	(16)
Net cash flows from (used in) financing activities	124	(80)	(270)	(743)	(5)	(974)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(189)	—	(522)	—	(711)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$168	$3	$451	$—	$622

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
•the significant disruption to the operations of the professional sports leagues, Distributor subscriptions and carriage agreements, and the macroeconomy caused by COVID-19 may result in the recognition of further impairment charges on our goodwill and definite-lived intangible assets;
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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in millions, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statement of Operations Data:
Media revenues (a)	$1,600	$1,260	$3,097	$2,834
Non-media revenues	12	23	26	58
Total revenues	1,612	1,283	3,123	2,892

Media programming and production expenses	1,345	383	2,368	1,211
Media selling, general and administrative expenses	234	186	447	396
Depreciation and amortization expenses (b)	147	176	300	350
Amortization of program contract costs	22	21	45	44
Non-media expenses	14	21	31	51
Corporate general and administrative expenses	36	32	97	81
Gain on asset dispositions and other, net of impairment	(8)	(28)	(22)	(60)
Operating (loss) income	(178)	492	(143)	819

Interest expense including amortization of debt discount and deferred financing costs	(160)	(165)	(311)	(345)
Gain on extinguishment of debt	—	3	—	5
Income (loss) from equity method investments	2	(7)	11	(13)
Other (expense) income, net	(61)	4	63	—
(Loss) Income before income taxes	(397)	327	(380)	466
Income tax benefit (provision)	69	(54)	78	(42)
Net (loss) income	$(328)	$273	$(302)	$424
Net income attributable to the redeemable noncontrolling interests	(5)	(12)	(9)	(32)
Net loss (income) attributable to the noncontrolling interests	1	(9)	(33)	(17)
Net (loss) income attributable to Sinclair Broadcast Group	$(332)	$252	$(344)	$375

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic (loss) earnings per share	$(4.41)	$3.13	$(4.59)	$4.39
Diluted (loss) earnings per share	$(4.41)	$3.12	$(4.59)	$4.36

	As of June 30, 2021	As of December 31, 2020
Balance Sheet Data:
Cash and cash equivalents	$964	$1,259
Total assets	$12,780	$13,382
Total debt (c)	$12,539	$12,551
Redeemable noncontrolling interests	$190	$190
Total deficit	$(1,552)	$(1,185)

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

Summary of Significant Events — financial events during the three months ended June 30, 2021 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2021 and 2020.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2021.

Summary of Significant Events and Financial Highlights

Transactions
•In May 2021, we completed the divestiture of the license assets of KGBT in Harlingen, TX.
•In May 2021, Lotus Communications Corporation agreed to acquire, subject to FCC approval, our radio stations in the Seattle, Washington market for an aggregate consideration of approximately $18 million in cash and advertising rights. The deal includes News Radio KOMO 1000 AM & 97.7FM, KPLZ “Star” 101.5 FM, and Talk Radio KVI 570 AM.
•In June 2021, we completed the divestiture of our interests in Triangle Sign & Service, LLC for $12 million.

Television and Digital Content
•In April 2021, we announced that for the third year in a row, a Sinclair station was the winner of a prestigious Investigative Reporters & Editors award for its investigative reporting. Our Portland, ME station, WGME (CBS), received the 2020 award for its excellent investigative coverage of a flaw in the Veterans Crisis Line, which it identified and helped spur legislative action to correct.
•In April 2021, our flagship station, WBFF in Baltimore, celebrated its 50th anniversary on the air.
•In May 2021, The Press Club of Atlantic City honored Sinclair-owned WBFF FOX45 in Baltimore and WKRC Local 12 in Cincinnati with a total of four National Headliner Awards for the news teams’ investigative coverage of critical issues that significantly impact local communities.
•In July 2021, we announced that our Compulse business had transformed into a marketing, technology and managed services company, releasing our Compulse 360 software for digital media, offering omni-channel, digital solutions to enable clients to run local campaigns at scale.
•In July 2021, Tennis Channel extended its media rights agreement with Wimbledon through 2036, adding 12 years to its agreement.
•To date in 2021, our newsrooms have won a total of 210 journalism awards, including 37 Regional RTDNA Edward R. Murrow awards and 63 regional Emmy awards. In addition, our RSNs accumulated 32 Emmy's..

Distribution, Network and Teams
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
•In April 2021, we agreed to an over-arching distribution deal with Samsung TV for much of our content to be accessible to Samsung TV viewers via apps. Our content to be included includes free streaming platform STIRR, premium networks Tennis Channel (via TVE for authenticated subscribers) and Tennis Channel Plus (Subscription Video-On-Demand or "SVOD"), as well as networks Comet TV and Charge!. Additional networks are expected to be available in the future, including Bally Sports (via TVE for authenticated subscribers) and NewsOn.

•In April 2021, we entered into a multi-year retransmission renewal with Cox for the carriage of our stations, Tennis Channel, and our national networks on its platforms and extended carriage of the Bally RSNs and YES Network.

NEXTGEN TV
•In April 2021, CAST.ERA, a media technology joint venture between Sinclair and SK Telecom, announced it expects to launch this year a next generation broadcast solution that boosts television content quality utilizing SK Telecom's 5G cloud and AI technology.
•To date in 2021, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in the six additional markets below. This brings the total number of markets in which NEXTGEN TV has been deployed to 17:

Month	Market	Number of Stations	Company Stations
January 2021	Columbus, OH	4	WSYX (ABC/FOX), WWHO(a) (CW), WTTE(b) (TBD)
March 2021	Buffalo, NY	5	WNYO (MNT), WUTV (FOX)
March 2021	Syracuse, NY	3	WSTM (NBC), WTVH(a) (CBS)
May 2021	Grand Rapids, MI	6	WWMT (CBS)
June 2021	Baltimore, MD	6	WBFF (FOX), WNUV(b) (CW)
June 2021	Little Rock, AR	5	KATV (ABC)
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
•In May 2021 and August 2021, we declared quarterly cash dividends of $0.20 per share.

Other Events
•In April 2021, we increased the size of our Board of Directors and named Laurie R. Beyer to serve as its newest independent board member.
•In April 2021, we announced that Bally Sports, Tennis Channel, and its High School Sports Division collectively, won nine Cynopsis Sports Media Awards, including "RSN of the Year."
•In May 2021, we announced the retirement of Barry Faber, President of Distribution and Network Relations, effective June 25, 2021.
•In June 2021, Fortune Magazine named the Company to the Fortune 500 for the first time, ranking it 465 on the list.
•In June 2021, at the Company's Annual Shareholders' Meeting, the Company's shareholders re-elected all ten Directors, ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2021, approved the amended and restated Employee Stock Purchase Plan, and approved an amendment to the Company's 1996 Long-Term Incentive Plan to increase the number of shares authorized for issuance thereunder.
•In June 2021, we selected seven winning applicants for our Broadcast Diversity Scholarship, awarding tuition assistance to students demonstrating a promising future in the broadcast industry.
•In June and July 2021, we partnered with the American Red Cross for the “Sinclair Cares: Roll Up Your Sleeves” campaign, to urge our viewers to help increase U.S. blood supplies by making a blood donation appointment, volunteering time, or providing financial contributions for the cause.
•In July 2021, we appointed John McClure to the newly created role of Vice President and Chief Information Security Officer.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Media revenues	$1,600	$1,260	$3,097	$2,834
Non-media revenues	12	23	26	58
Total revenues	1,612	1,283	3,123	2,892
Media programming and production expenses	1,345	383	2,368	1,211
Media selling, general and administrative expenses	234	186	447	396
Depreciation and amortization expenses	147	176	300	350
Amortization of program contract costs	22	21	45	44
Non-media expenses	14	21	31	51
Corporate general and administrative expenses	36	32	97	81
Gain on asset dispositions and other, net of impairment	(8)	(28)	(22)	(60)
Operating (loss) income	$(178)	$492	$(143)	$819
Net (loss) income attributable to Sinclair Broadcast Group	$(332)	$252	$(344)	$375

The Impact of COVID-19 on our Results of Operations

Overview

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and by the end of the following day, each of the MLB, NBA, and NHL had suspended their seasons. On March 13, 2020, the United States declared a national state of emergency. As of June 30, 2021, the national state of emergency is still in effect, however states have reopened their economies at various levels, COVID-19 vaccinations are being distributed in mass quantities and all professional sports leagues are currently playing live games. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

Broadcast segment

During the second quarter of 2021, as compared to the prior year, we saw an increase in advertising revenue primarily related to improved advertising spending trends across our markets as the economic recovery from the COVID-19 pandemic continued. We expect total advertising revenue for the third quarter ended September 30, 2021 to be lower than the same period in 2020 primarily due to the loss of political advertising revenue as compared to 2020, which was a political year. See Revenue under the Broadcast Segment section below for further discussion.

Local sports segment

In March 2020, the NBA and NHL each postponed their ongoing 2019-2020 seasons and the MLB postponed the start of its 2020 season and returned to operation under reduced game counts and were able to complete these modified seasons during the early part of the fourth quarter of 2020. The NBA and NHL began their modified 2020-2021 seasons during the fourth quarter of 2020 and the first quarter of 2021, respectively, and the MLB began its 2021 season on April 1, 2021. Advertising revenue increased in the second quarter of 2021, as compared to the prior year, largely driven by an increased number of games played in 2021 when compared to 2020. Distribution revenue increased in the second quarter of 2021, as compared to the prior year, primarily due to decreases in accrued rebates to Distributors between the periods, partially offset by subscriber erosion experienced by certain Distributors and the effect of three Distributors dropping carriage of the RSNs during the third and fourth quarter of 2020. The MLB began their season on time in April 2021 under a full game schedule and the NBA and NHL have announced full game schedules for their 2021-2022 seasons beginning in October 2021. There can be no assurance that the MLB, NBA, or NHL will complete their full seasons in the future. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and the cash flows of our local sports segment. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively, including the need for us to provide rebates to our Distributors as well as seek rebates from or reduce future payments to certain of the sports teams.

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2021	2020		2021	2020
Revenue:
Distribution revenue	$363	$349	4%	$724	$703	3%
Advertising revenue	280	208	35%	547	517	6%
Other media revenues (a)	44	35	26%	81	72	13%
Media revenues	$687	$592	16%	$1,352	$1,292	5%

Operating Expenses:
Media programming and production expenses	$331	$306	8%	$668	$622	7%
Media selling, general and administrative expenses	144	124	16%	285	264	8%
Depreciation and amortization expenses	64	60	7%	126	118	7%
Amortization of program contract costs	17	21	(19)%	38	44	(14)%
Corporate general and administrative expenses	29	27	7%	84	70	20%
Gain on asset dispositions and other, net of impairment	(3)	(29)	(90)%	(17)	(60)	(72)%
Operating income	$105	$83	27%	$168	$234	(28)%

(a)Includes $27 million and $54 million for the three and six months ended June 30, 2021, respectively, and $25 million and $49 million for the three and six months ended June 30, 2020, respectively, of intercompany revenue related to certain services provided to local sports and other under management services agreements, which are eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $14 million and $21 million for the three and six months ended June 30, 2021, respectively, when compared to the same period in 2020, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.
Advertising revenue. Advertising revenue increased $72 million for the three months ended June 30, 2021, when compared to the same period in 2020. The increase is primarily related to an increase in certain categories, notably a $20 million increase in automotive, a $19 million increase in services, an $11 million increase in entertainment, a $6 million increase in both the home products and medical categories, a $5 million increase in both the retail and furniture categories, and a $3 million increase in each of the drugs and cosmetics, fast food, travel, and media categories as a result of the impact of the COVID-19 pandemic in 2020. The increase is partially offset by a decrease in political advertising revenue of $14 million, as 2020 was a political year.

Advertising revenue increased $30 million for the six months ended June 30, 2021, when compared to the same period in 2020. The increase is primarily related to an increase in certain categories, notably a $24 million increase in services, a $17 million increase in automotive, a $16 million increase in entertainment, an $8 million increase in home products, a $5 million increase in medical, and a $3 million increase in both the retail and fast food categories as a result of the impact of the COVID-19 pandemic in 2020. The increase is partially offset by a decrease in political advertising revenue of $49 million, as 2020 was a political year.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Local news	36%	38%	34%	35%
Syndicated/Other programming	30%	30%	29%	29%
Network programming	26%	25%	25%	25%
Sports programming	5%	2%	9%	7%
Paid programming	3%	5%	3%	4%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2021	2020	2021	2020
ABC	40	32%	31%	31%	30%
FOX	56	23%	23%	24%	26%
CBS	31	19%	21%	20%	20%
NBC	25	13%	14%	13%	13%
CW	47	6%	6%	6%	6%
MNT	37	5%	4%	5%	4%
Other (a)	395	2%	1%	1%	1%
Total	631

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Grit, Me TV, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Expenses

Media programming and production expenses. Media programming and production expenses increased $25 million for the three months ended June 30, 2021, when compared to the same period in 2020, and is primarily related to a $27 million increase in fees pursuant to network affiliation agreements. Media programming and production expenses increased $46 million for the six months ended June 30, 2021, when compared to the same period in 2020. The increase is primarily related to a $55 million increase in fees pursuant to network affiliation agreements, partially offset by a $7 million decrease in employee compensation cost and a $3 million decrease in advertising costs.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $20 million for the three months ended June 30, 2021, when compared to the same period in 2020. The increase is primarily due to $8 million in FCC penalties incurred by several consolidated VIEs, as discussed in Note 6. Commitments and Contingencies within the Consolidated Financial Statements, $6 million in employee compensation costs, and a $4 million increase in information technology costs. Media selling, general and administrative expenses increased $21 million for the six months ended June 30, 2021, when compared to the same period in 2020. The increase is primarily due to $14 million in employee compensation costs, a portion of which is related to severance and other termination benefits related to the reduction-in-force completed in the first quarter of 2021, $8 million in FCC penalties incurred by several consolidated VIEs, as discussed in Note 6. Commitments and Contingencies within the Consolidated Financial Statements, and a $5 million increase in information technology costs, partially offset by an $8 million decrease in third-party fulfillment costs from our digital business.

Depreciation and amortization expenses. Depreciation and amortization expenses increased $4 million and $8 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, and is primarily due to an increase in assets placed in-service.

Amortization of program contract costs. The amortization of program contract costs decreased $4 million and $6 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, and is primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and six months ended June 30, 2021 we recorded gains of $4 million and $18 million, respectively, and for the three and six months ended June 30, 2020 we recorded gains of $29 million and $52 million, respectively, related to reimbursements from the spectrum repack. For the six months ended June 30, 2021, we recorded a gain on asset disposition of $12 million, related to the WDKA-TV/ KBSI-TV transaction and a loss of $12 million related to the write-down of the carrying value of assets of one of our stations to approximate the estimated selling price to be received in a potential sales transaction. For the six months ended June 30, 2020, we recorded a gain on asset disposition and other, net of impairments, of $8 million related to the KGBT-TV transaction. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment, previously known as our sports segment, reflects the results of our Bally RSNs, Marquee, and a minority interest in the YES Network. The Bally RSNs, Marquee and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the period presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2021	2020		2021	2020
Revenue:						(b)
Distribution revenue	$666	$610	9%	$1,364	$1,362	—%
Advertising revenue	162	3	5,300%	227	58	291%
Other media revenue	10	3	233%	15	8	88%
Media revenue	$838	$616	36%	$1,606	$1,428	12%

Operating Expenses:
Media programming and production expenses	$968	$51	1,798%	$1,625	$528	208%
Media selling, general and administrative expenses (a)	77	55	40%	142	112	27%
Depreciation and amortization expenses	78	109	(28)%	162	219	(26)%
Corporate general and administrative	3	2	50%	6	4	50%
Operating (loss) income (a)	$(288)	$399	(172)%	$(329)	$565	(158)%
Income from equity method investments	$10	$2	400%	$23	$8	188%

(a)Includes $27 million and $53 million for the three and six months ended June 30, 2021, respectively, and $25 million and $48 million for the three and six months ended June 30, 2020, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which are eliminated in consolidation.
(b)Marquee was launched in late February 2020, therefore although not called out in each section below, is a driver of the changes between the periods due to a full six months of activity being included in the current period, versus only four months of activity in the prior period.

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute our RSNs, increased $56 million and $2 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. During the three and six months ended June 30, 2020, distribution revenue was reduced by $124 million related to the accrual of rebates to our Distributors resulting from the cancellation of professional sports games due to the COVID-19 pandemic. Distribution revenue increased during the three and six months ended June 30, 2021 by $11 million and $30 million, respectively, related to a reduction to accrued rebates primarily due to an increase in estimated games related to the NBA. See discussion under Revenue Recognition within FN 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion. Excluding the effect of these accrued rebates, distribution revenue declined by $79 million and $152 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. These declines were primarily driven by the loss of three Distributors in 2020 and elevated subscriber churn with remaining Distributors, partially offset by increases in rates. Excluding potential added carriage, we expect distribution revenue to decrease for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021, primarily due to subscriber churn.

Advertising revenue. Advertising revenue is primarily generated from sales of commercial time within the RSNs programming. Advertising revenue increased $159 million and $169 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a higher number of games being played in 2021 when compared to 2020 due to suspension of the league seasons in March of 2020. We expect advertising revenue for the three months ended September 30, 2021 to decrease, as compared to the three months ended June 30, 2021, primarily due to a lower number of games played in the third quarter. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming.

Media programming and production expenses increased $917 million for the three months ended June 30, 2021, when compared to the same period in 2020, primarily driven by an $824 million increase in sports rights amortization expense, a $59 million increase in employee compensation cost related to an increase in freelance talent, a $31 million increase in production expenses, all of which increased as a result of an increase in the number of games played compared to the prior period, and a $2 million increase in information technology costs. Media programming and production expenses increased $1,097 million for the six months ended June 30, 2021, when compared to the same period in 2020, primarily driven by a $985 million increase in sports rights amortization expense, a $55 million increase in employee compensation cost related to freelance talent and a $54 million increase in production expenses, all of which increased as a result of an increase in the number of games played compared to the prior period. The increases in the number of games played in the current period versus the prior period are primarily driven by the suspension of the 2019-2020 NBA and NHL seasons and the 2020 MLB season in early March 2020. The changes to the seasons were in response to the COVID-19 pandemic and resulted in a higher number of games during 2021 as compared to prior year. The increase in sports rights amortization was moderated by reductions in rights fees resulting from the decisions made by the NBA and NHL to reduce the overall number of games to be played in the 2020-2021 season. We expect media programming and production expenses for the three months ended September 30, 2021 to decrease as compared to the three months ended June 30, 2021, primarily due to the end of the NBA and NHL seasons. See The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses increased $22 million for the three months ended June 30, 2021, when compared to the same period in 2020, primarily related to a $12 million increase in national sales commissions, a $4 million increase in information technology expenses, a $2 million increase of management services agreement fees, and a $2 million increase in employee compensation cost. Media selling, general, and administrative expenses increased $30 million for the six months ended June 30, 2021, respectively, when compared to the same period in 2020, primarily related to $12 million increase in national sales commissions, a $6 million increase in information technology expenses, a $5 million increase of management services agreement fees, a $3 million increase in employee compensation cost, and a $2 million increase in advertising expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $31 million and $57 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a decrease in amortization expense due to lower intangible asset values as a result of the impairment recognized in 2020.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity method investments for the three and six months ended June 30, 2021 was $10 million and $23 million, respectively, and for the three and six months ended June 30, 2020 was $2 million and $8 million, respectively, and is primarily related to our investment in the YES Network.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2021	2020		2021	2020
Revenue:
Distribution revenue	$49	$51	(4)%	$99	$100	(1)%
Advertising revenue	54	25	116%	94	61	54%
Other media revenues	4	2	100%	6	3	100%
Media revenues (a)	$107	$78	37%	$199	$164	21%
Non-media revenues (b)	$13	$26	(50)%	$29	$69	(58)%

Operating Expenses:
Media expenses (d)	$92	$59	56%	$156	$129	21%
Non-media expenses (c)	$14	$22	(36)%	$32	$56	(43)%
(Gain) loss on asset dispositions and other, net of impairment	$(5)	$1	n/m	$(5)	$—	n/m
Operating income	$8	$15	(47)%	$24	$34	(29)%
Loss from equity method investments	$(8)	$(9)	(11)%	$(12)	$(21)	(43)%

n/m — not meaningful
(a)Media revenues for the three and six months ended June 30, 2021 include $4 million and $5 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media revenues for the three and six months ended June 30, 2021 include $2 million and $3 million, respectively, and for the three and six months ended June 30, 2020 include $3 million and $11 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(c)Non-media expenses for both the three and six months ended June 30, 2021 include $1 million, and for the three and six months ended June 30, 2020 include $1 million and $5 million, respectively, of intercompany expenses related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.
(d)Media expenses for the three and six months ended June 30, 2021 include $4 million and $6 million, respectively, and for both the three and six months ended June 30, 2020 include $1 million of intercompany expenses primarily related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue increased $29 million and $35 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to an increase in advertising revenue related to our owned networks and digital initiatives. Non-media revenue decreased $13 million and $40 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a decrease in broadcast equipment sales due to the expected winding down of the FCC's National Broadband Plan repack process.

Expenses. Media expenses increased $33 million and $27 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily related to our owned networks and our digital initiatives. Non-media expenses decreased $8 million and $24 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a decrease in the costs of goods associated with our lower broadcast equipment sales.

(Gain) loss on asset disposition and other, net of impairment. In June 2021, we sold our controlling interest in Triangle for $12 million. We recognized a gain on the sale of Triangle of $6 million, which is included in the gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2021	2020		2021	2020
Corporate general and administrative expenses	$36	$32	13%	$97	$81	20%
Interest expense including amortization of debt discount and deferred financing costs	$160	$165	(3)%	$311	$345	(10)%
Other (expense) income, net	$(61)	$4	n/m	$63	$—	n/m
Income tax benefit (provision)	$69	$(54)	n/m	$78	$(42)	n/m
Net income attributable to the redeemable noncontrolling interests	$(5)	$(12)	n/m	$(9)	$(32)	n/m
Net loss (income) attributable to the noncontrolling interests	$1	$(9)	n/m	$(33)	$(17)	n/m

n/m — not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $4 million for the three months ended June 30, 2021, when compared to the same period in 2020, primarily due to a $3 million increase in group insurance costs. Corporate general and administrative expenses increased in total by $16 million for the six months ended June 30, 2021, when compared to the same period in 2020, primarily due to a $22 million increase in employee compensation costs, a portion of which is related to severance and other termination benefits related to the reduction-in-force completed in the first quarter of 2021, partially offset by a $5 million decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 6. Commitments and Contingencies within the Consolidated Financial Statements and the acquisition of the Bally RSNs.

We expect corporate general and administrative expenses to decrease in the third quarter of 2021.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $5 million for the three months ended June 30, 2021, when compared to the same period in 2020, primarily due to a $10 million decrease in DSG interest expense related to decreases in LIBOR and refinancing of existing indebtedness, partially offset by a $4 million increase related to the A/R Facility. Interest expense decreased by $34 million for the six months ended June 30, 2021, when compared to the same periods in 2020, primarily due to a $29 million decrease in DSG interest expense and an $11 million decrease in STG interest expense, each related to decreases in LIBOR and refinancing of existing indebtedness, partially offset by a $7 million increase related to the A/R Facility.

We expect interest expense to decrease in the third quarter of 2021.

Other income, net. Other income, net decreased by $65 million for the three months ended June 30, 2021, when compared to the same period in 2020, primarily due to a $67 million decrease in the value of investments recorded at fair value. Other income, net increased $63 million for the six months ended June 30, 2021, when compared to the same period in 2020, primarily due to a $56 million increase in the value of investments recorded at fair value.

Income tax benefit (provision). The effective tax rate for the three months ended June 30, 2021 was a benefit of 17.4% as compared to a provision of 16.5% during the same period in 2020. The increase in the effective tax rate for the three months ended June 30, 2021, as compared to the same period in 2020, is primarily due to the greater benefit impact in 2021 from federal tax credits related to investments in sustainability initiatives, partially offset by 2021 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

The effective tax rate for the six months ended June 30, 2021 was a benefit of 20.6% as compared to a provision of 9.1% during the same period in 2020. The increase in the effective tax rate for the six months ended June 30, 2021, as compared to the same period in 2020, is primarily due to 2021 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests decreased $7 million and $23 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to redemptions of a portion of the outstanding preferred equity subsequent to March 31, 2020.

Net income attributable to the noncontrolling interests. Net income attributable to the noncontrolling interests decreased $10 million during the three months ended June 30, 2021 when compared to the same period in 2020, primarily due to a decrease in financial performance of the related entities. Net income attributable to the noncontrolling interests increased $16 million during the six months ended June 30, 2021 when compared to the same period in 2020, primarily as a result of an increase in the net income attributable to Marquee, which launched in February 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had net working capital of approximately $1,621 million, including $964 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

The Bank Credit Agreements each include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreement), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the revolving credit facilities as of June 30, 2021, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of June 30, 2021, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to fully utilize the DSG revolving credit facility. We do not currently expect to have more than 35% of the capacity of the DSG revolving credit facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants with which the respective entities were in compliance as of June 30, 2021.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise the STG Term Loan B-3 in an aggregate principal amount of $740 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%.

The A/R Facility enables DSG to raise incremental funding for the ongoing business needs of the local sports segment. The maximum funding availability under the A/R Facility is the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain indirect wholly owned subsidiaries of DSG identified therein (Originators) to DSPV and certain reserves. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of June 30, 2021, the total commitment was $216 million and the balance of the loans under the A/R Facility was $183 million.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash flows from (used in) operating activities	$194	$373	$(12)	$334

Cash flows used in investing activities:
Acquisition of property and equipment	$(18)	$(51)	$(38)	$(97)
Proceeds from the sale of assets	11	—	39	18
Purchases of investments	(115)	(23)	(164)	(48)
Spectrum repack reimbursements	4	28	18	52
Other, net	3	(2)	4	4
Net cash flows used in investing activities	$(115)	$(48)	$(141)	$(71)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$351	$—	$357	$873
Repayments of notes payable, commercial bank financing and finance leases	(359)	(908)	(385)	(928)
Dividends paid on Class A and Class B Common Stock	(15)	(17)	(30)	(35)
Repurchase of outstanding Class A Common Stock	—	(85)	—	(261)
Redemption of redeemable subsidiary preferred equity	—	—	—	(198)
Distributions to noncontrolling interests, net	(20)	(4)	(50)	(7)
Distributions to redeemable noncontrolling interests	(3)	—	(5)	(378)
Other, net	(10)	(31)	(28)	(40)
Net cash flows used in financing activities	$(56)	$(1,045)	$(141)	$(974)

Operating Activities

Net cash flows from operating activities decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020. The decrease is primarily related to higher payments for production and overhead costs and Distributor rebate payments, partially offset by an increase in cash collections from Distributors.

Investing Activities

Net cash flows used in investing activities increased during the three and six months ended June 30, 2021 when compared to the same periods in 2020. The increase is primarily related to lower spectrum repack reimbursements and higher purchases of investments, offset by lower capital expenditures, the sale of WDKA and KBSI during the first quarter of 2021 and the sale of Triangle during the second quarter of 2021.

Financing Activities

Net cash flows used in financing activities decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020. The decrease is primarily related to lower repayments of debt during 2021, as compared to the repayments of the draw on the STG and DSG revolving credit facilities during the second quarter of 2020, the repurchase of class A Common Stock during the first half of 2020, and the redemption of the Redeemable Subsidiary Preferred Equity during the first quarter of 2020.

In May and August 2021 our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the six months ended June 30, 2021, we entered into agreements which increased estimated contractual amounts owed for program rights and content for the remainder of 2021, years 2022-2023, 2024-2025, and 2026 and thereafter by $40 million, $159 million, $128 million, and $97 million, respectively, as of June 30, 2021.

As of June 30, 2021, there were no other material changes to our contractual cash obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2021.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Amendment No. 4 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated February 21, 2020.
10.2*	Amendment No. 5 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated May 21, 2021.
31.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended June 30, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2021.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)