Form 10-Q
period 2021-09-30
SINCLAIR BROADCAST GROUP INC
filed 2021-11-09
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	November 4, 2021
Class A Common Stock	51,763,251
Class B Common Stock	23,775,056

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,058	$1,259
Accounts receivable, net of allowance for doubtful accounts of $7 and $5, respectively	1,174	1,060
Income taxes receivable	273	230
Prepaid sports rights	81	498
Prepaid expenses and other current assets	206	170
Total current assets	2,792	3,217
Property and equipment, net	785	823
Operating lease assets	177	197
Deferred tax assets	293	197
Restricted cash	3	3
Goodwill	2,088	2,092
Indefinite-lived intangible assets	150	171
Customer relationships, net	3,994	4,286
Other definite-lived intangible assets, net	1,205	1,338
Other assets	1,358	1,058
Total assets (a)	$12,845	$13,382

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$624	$533
Current portion of notes payable, finance leases, and commercial bank financing	66	58
Current portion of operating lease liabilities	27	34
Current portion of program contracts payable	116	92
Other current liabilities	307	317
Total current liabilities	1,140	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	12,464	12,493
Operating lease liabilities, less current portion	185	198
Program contracts payable, less current portion	25	30
Other long-term liabilities	397	622
Total liabilities (a)	14,211	14,377
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	194	190
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 51,710,632 and 49,252,671 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	747	721
Accumulated deficit	(2,357)	(1,986)
Accumulated other comprehensive loss	(4)	(10)
Total Sinclair Broadcast Group shareholders’ deficit	(1,613)	(1,274)
Noncontrolling interests	53	89
Total deficit	(1,560)	(1,185)
Total liabilities, redeemable noncontrolling interests, and deficit	$12,845	$13,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of September 30, 2021 and December 31, 2020 include total assets of variable interest entities (VIEs) of $214 million and $233 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of September 30, 2021 and December 31, 2020 include total liabilities of VIEs of $83 million and $60 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 9. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Media revenues	$1,526	$1,519	$4,623	$4,353
Non-media revenues	9	20	35	78
Total revenues	1,535	1,539	4,658	4,431

OPERATING EXPENSES:
Media programming and production expenses	1,022	1,077	3,390	2,288
Media selling, general and administrative expenses	228	212	675	608
Amortization of program contract costs	22	19	67	63
Non-media expenses	11	18	42	69
Depreciation of property and equipment	28	25	84	75
Corporate general and administrative expenses	35	30	132	111
Amortization of definite-lived intangible and other assets	120	149	364	449
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	4,264
Gain on asset dispositions and other, net of impairment	(4)	(39)	(26)	(99)
Total operating expenses	1,462	5,755	4,728	7,828
Operating income (loss)	73	(4,216)	(70)	(3,397)

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(155)	(157)	(466)	(502)
Gain on extinguishment of debt	—	—	—	5
Income (loss) from equity method investments	12	(10)	23	(23)
Other (expense) income, net	(4)	169	59	169
Total other (expense) income, net	(147)	2	(384)	(351)
Loss before income taxes	(74)	(4,214)	(454)	(3,748)
INCOME TAX BENEFIT	91	847	169	805
NET INCOME (LOSS)	17	(3,367)	(285)	(2,943)
Net income attributable to the redeemable noncontrolling interests	(4)	(19)	(13)	(51)
Net loss (income) attributable to the noncontrolling interests	6	130	(27)	113
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$19	$(3,256)	$(325)	$(2,881)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings (loss) per share	$0.25	$(43.53)	$(4.33)	$(35.17)
Diluted earnings (loss) per share	$0.25	$(43.53)	$(4.33)	$(35.17)
Basic weighted average common shares outstanding (in thousands)	75,472	74,810	75,068	81,922
Diluted weighted average common and common equivalent shares outstanding (in thousands)	75,516	74,810	75,068	81,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$17	$(3,367)	$(285)	$(2,943)
Share of other comprehensive income (loss) of equity method investments	1	—	6	(9)
Comprehensive income (loss)	18	(3,367)	(279)	(2,952)
Comprehensive income attributable to the redeemable noncontrolling interests	(4)	(19)	(13)	(51)
Comprehensive loss (income) attributable to the noncontrolling interests	6	130	(27)	113
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$20	$(3,256)	$(319)	$(2,890)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2019	$1,078	66,830,110	$1	24,727,682	$—	$1,011	$492	$(2)	$192	$1,694
Dividends declared and paid on Class A and Class B Common Stock ($0.60 per share)	—	—	—	—	—	—	(49)	—	—	(49)
Repurchases of Class A Common Stock	—	(19,418,934)	—	—	—	(343)	—	—	—	(343)
Class A Common Stock issued pursuant to employee benefit plans	—	1,759,674	—	—	—	43	—	—	—	43
Noncontrolling interests issued	22	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	(32)	—	—	—	—	—	—	—	(19)	(19)
Distributions to redeemable noncontrolling interests	(378)	—	—	—	—	—	—	—	—	—
Redemption of redeemable subsidiary preferred equity, net of fees	(547)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(9)	—	(9)
Net income (loss)	51	—	—	—	—	—	(2,881)	—	(113)	(2,994)
BALANCE, September 30, 2020	$194	49,170,850	$1	24,727,682	$—	$711	$(2,438)	$(11)	$60	$(1,677)

	Three Months Ended September 30, 2020
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, June 30, 2020	$510	53,342,336	$1	24,727,682	$—	$787	$832	$(11)	$202	$1,811
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(14)	—	—	(14)
Repurchases of Class A Common Stock	—	(4,274,004)	—	—	—	(82)	—	—	—	(82)
Class A Common Stock issued pursuant to employee benefit plans	—	102,518	—	—	—	6	—	—	—	6
Noncontrolling interests issued	22	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	(7)	—	—	—	—	—	—	—	(12)	(12)
Redemption of redeemable subsidiary preferred equity, net of fees	(350)	—	—	—	—	—	—	—	—	—
Net income (loss)	19	—	—	—	—	—	(3,256)	—	(130)	(3,386)
BALANCE, September 30, 2020	$194	49,170,850	$1	24,727,682	$—	$711	$(2,438)	$(11)	$60	$(1,677)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.60 per share)	—	—	—	—	—	—	(46)	—	—	(46)
Class B Common Stock converted into Class A Common Stock	—	952,626	—	(952,626)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	—	1,505,335	—	—	—	26	—	—	—	26
Distributions to noncontrolling interests, net	(9)	—	—	—	—	—	—	—	(63)	(63)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Net income (loss)	13	—	—	—	—	—	(325)	—	27	(298)
BALANCE, September 30, 2021	$194	51,710,632	$1	23,775,056	$—	$747	$(2,357)	$(4)	$53	$(1,560)

	Three Months Ended September 30, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, June 30, 2021	$190	51,616,924	$1	23,775,056	$—	$740	$(2,360)	$(5)	$72	$(1,552)
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(16)	—	—	(16)
Class A Common Stock issued pursuant to employee benefit plans	—	93,708	—	—	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13)	(13)
Other comprehensive income	—	—	—	—	—	—	—	1	—	1
Net income (loss)	4	—	—	—	—	—	19	—	(6)	13
BALANCE, September 30, 2021	$194	51,710,632	$1	23,775,056	$—	$747	$(2,357)	$(4)	$53	$(1,560)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285)	$(2,943)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of goodwill and definite-lived intangible assets	—	4,264
Amortization of sports programming rights	1,912	1,028
Amortization of definite-lived intangible and other assets	364	449
Depreciation of property and equipment	84	75
Amortization of program contract costs	67	63
Stock-based compensation	52	39
Deferred tax benefit	(92)	(660)
Gain on asset dispositions and other, net of impairment	(24)	(101)
(Income) loss from equity method investments	(23)	23
(Income) loss from investments	(55)	5
Distributions from investments	27	26
Sports programming rights payments	(1,338)	(1,124)
Rebate payments to distributors	(202)	—
Gain on extinguishment of debt	—	(5)
Measurement adjustment loss (gain) on variable payment obligations	4	(168)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(116)	24
(Increase) decrease in prepaid expenses and other current assets	(130)	4
Increase (decrease) in accounts payable and accrued and other current liabilities	80	(106)
Net change in net income taxes payable/receivable	(42)	(145)
Decrease in program contracts payable	(77)	(70)
Increase in other long-term liabilities	1	120
Other, net	28	41
Net cash flows from operating activities	235	839
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(62)	(130)
Spectrum repack reimbursements	22	72
Proceeds from sale of assets	43	36
Purchases of investments	(244)	(85)
Other, net	10	9
Net cash flows used in investing activities	(231)	(98)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	357	947
Repayments of notes payable, commercial bank financing and finance leases	(400)	(945)
Repurchase of outstanding Class A Common Stock	—	(343)
Dividends paid on Class A and Class B Common Stock	(46)	(49)
Dividends paid on redeemable subsidiary preferred equity	(4)	(32)
Redemption of redeemable subsidiary preferred equity	—	(547)
Distributions to noncontrolling interests, net	(63)	(19)
Distributions to redeemable noncontrolling interests	(5)	(378)
Other, net	(44)	(75)
Net cash flows used in financing activities	(205)	(1,441)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(201)	(700)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	1,262	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$1,061	$633

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

As of September 30, 2021, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)). These stations broadcast 632 channels as of September 30, 2021. For the purpose of this report, these 185 stations and 632 channels are referred to as "our" stations and channels. The local sports segment consists primarily of our Bally Sports network brands (the Bally RSNs), the Marquee Sports Network (Marquee) joint venture and a minority equity interest in the Yankee Entertainment and Sports Network, LLC (YES Network). We refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity (deficit) and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

Non-cash Investing and Financing Activities

Non-cash transactions related to finance lease obligations were $6 million during the nine months ended September 30, 2020. Leased assets obtained in exchange for new operating lease liabilities were $11 million and $10 million during the nine months ended September 30, 2021 and 2020, respectively. Non-cash transactions related to sports rights were $22 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received preferred shares in an investment valued at $6 million in exchange for an equivalent value of advertising spots.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$372	$633	$48	$—	$1,053
Advertising revenue	283	118	55	(10)	446
Other media, non-media, and intercompany revenues	46	8	14	(32)	36
Total revenues	$701	$759	$117	$(42)	$1,535

For the three months ended September 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$356	$597	$50	$—	$1,003
Advertising revenue	344	124	31	1	500
Other media, non-media, and intercompany revenues	34	6	24	(28)	36
Total revenues	$734	$727	$105	$(27)	$1,539

For the nine months ended September 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,096	$1,997	$147	$—	$3,240
Advertising revenue	830	345	149	(16)	1,308
Other media, non-media, and intercompany revenues	127	23	49	(89)	110
Total revenues	$2,053	$2,365	$345	$(105)	$4,658

For the nine months ended September 30, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,059	$1,959	$150	$—	$3,168
Advertising revenue	861	182	92	—	1,135
Other media, non-media, and intercompany revenues	106	14	96	(88)	128
Total revenues	$2,026	$2,155	$338	$(88)	$4,431

Distribution Revenue. We have agreements with multi-channel video programming distributors (MVPDs) and virtual MVPDs (vMVPDs), and together with MVPDs, "Distributors". We generate distribution revenue through fees received from these Distributors for the right to distribute our stations, RSNs, and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. Prior to the COVID-19 pandemic, the Company had not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 season and decisions made by the NHL and NBA during the fourth quarter of 2020 and the first and third quarters of 2021 regarding the timing and format of their revised 2020-2021 seasons have resulted, in some cases, in our inability to meet these minimum game requirements and the need to reduce revenue based upon estimated rebates due to our Distributors. Accrued rebates as of September 30, 2021 and December 31, 2020 were $201 million and $420 million, respectively. The decrease in accrued rebates during the nine months ended September 30, 2021 includes $202 million of payments and $17 million of adjustments related to rebates accrued in 2020 due primarily to changes in estimated game counts. As of September 30, 2021, all rebates are reflected in other current liabilities in our consolidated balance sheets. We expect these rebates to be paid during 2021 and 2022. There were no new rebates accrued during the nine months ended September 30, 2021 that related to the 2020-2021 seasons, as we do not expect to be in a shortfall position in 2021.

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $230 million and $233 million as of September 30, 2021 and December 31, 2020, respectively, of which $169 million and $184 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the nine months ended September 30, 2021 and 2020, included in the deferred revenue balance as of December 31, 2020 and 2019, was $38 million and $45 million, respectively.

On November 18, 2020, the Company and Diamond Sports Group, LLC (DSG) entered into an enterprise-wide commercial agreement with Bally's Corporation (Bally's), including providing certain branding integrations in our RSNs, broadcast networks and other properties. These branding integrations include naming rights associated with the majority of our RSNs (other than Marquee). The initial term of this arrangement is 10 years and we began performing under this arrangement during the nine months ended September 30, 2021. The Company received non-cash consideration initially valued at $199 million which is reflected as a contract liability and recognized as revenue as the performance obligations under the arrangement are satisfied. See Note 3. Other Assets for more information.

For the three months ended September 30, 2021, three customers accounted for 19%, 17%, and 14%, respectively, of our total revenues. For the nine months ended September 30, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of our total revenues. For the three months ended September 30, 2020, three customers accounted for 17%, 15%, and 12%, respectively, of our total revenues. For the nine months ended September 30, 2020, three customers accounted for 19%, 17%, and 12%, respectively, of our total revenues. As of September 30, 2021, three customers accounted for 16%, 16%, and 13%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2021 and 2020 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial portion of our available state net operating loss (NOL) carryforwards, based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three and nine months ended September 30, 2021 was greater than the statutory rate primarily due to a $39 million release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j), and a $38 million discrete benefit as a result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

Our effective income tax rate for the three and nine months ended September 30, 2020 approximated the statutory rate. During the three and nine months ended September 30, 2020, we recorded a $68 million and an $83 million, respectively, discrete benefit as a result of the CARES Act allowing for the estimated 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

We do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of September 30, 2021, the total remaining purchase authorization was $880 million.

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

Dispositions. In February 2021, we sold two of our television broadcast stations, WDKA-TV in Paducah, KY and KBSI-TV in Cape Girardeau, MO, for an aggregate sales price of $28 million. We recorded a gain of $12 million for the nine months ended September 30, 2021, which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

In June 2021, we sold our controlling interest in Triangle Sign & Service, LLC (Triangle) for $12 million. We recognized a gain on the sale of Triangle of $6 million, of which $3 million was attributable to noncontrolling interests, for the nine months ended September 30, 2021. These amounts are included in gain on asset dispositions and other, net of impairment, and net loss (income) attributable to the noncontrolling interests, respectively, in our consolidated statements of operations.

In September 2021, we sold four of our radio broadcast stations, KOMO-FM, KOMO-AM, KPLZ-FM and KVI-AM in Seattle, WA, for consideration valued at $13 million. We recorded a gain of $1 million for both the three and nine months ended September 30, 2021, which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

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

In March 2016, the FCC began the repacking process associated with the auction, in which the FCC reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. As part of that process, we received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $3 million and $22 million for the three and nine months ended September 30, 2021, respectively, and $20 million and $72 million for the three and nine months ended September 30, 2020, respectively, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. Capital expenditures related to the spectrum repack were $1 million and $10 million for the three and nine months ended September 30, 2021, respectively, and $13 million and $54 million for the three and nine months ended September 30, 2020, respectively.

In December 2020, the FCC began a similar repacking process associated with a portion of the C-Band spectrum in order to free up this spectrum for the use of 5G wireless services. The repack is scheduled to be completed in two phases, the first ending on December 31, 2021 and the second on December 31, 2023. We entered into an agreement with a communications provider in which we will receive all necessary equipment to complete the repack process at a maximum cost to us of $15 million. We expect to recognize a gain equal to the fair value of the equipment that we receive at no cost in the fourth quarter of 2021.

3.              OTHER ASSETS:

Other assets as of September 30, 2021 and December 31, 2020 consisted of the following (in millions):

	As of September 30, 2021	As of December 31, 2020
Equity method investments	$504	$451
Other investments	678	450
Post-retirement plan assets	51	44
Other	125	113
Total other assets	$1,358	$1,058

Equity Method Investments

We have a portfolio of investments, including our investment in the YES Network and entities that are primarily focused on the development of real estate, sustainability initiatives, and other non-media businesses. For the periods ended September 30, 2021 and December 31, 2020, none of our investments were individually significant.

YES Network Investment. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income or loss generated by the investment is included within income (loss) from equity method investments in our consolidated statements of operations. During the three and nine months ended September 30, 2021, we recorded income of $10 million and $29 million, respectively, and for the three and nine months ended September 30, 2020, we recorded a loss of $3 million and income of $3 million, respectively, related to our investment.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value (NAV).

As of September 30, 2021 and December 31, 2020, we held $509 million and $400 million, respectively, in investments measured at fair value and $142 million and $24 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $2 million and a fair value adjustment gain of $60 million for the three and nine months ended September 30, 2021, respectively, and losses of $1 million and $3 million for the three and nine months ended September 30, 2020, respectively, associated with these investments, which are reflected in other income, net in our consolidated statements of operations. As of September 30, 2021, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $55 million.

Investments accounted for utilizing the measurement alternative were $27 million, net of $7 million of cumulative impairments, as of September 30, 2021, and $26 million, net of $7 million of cumulative impairments, as of December 31, 2020. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three and nine months ended September 30, 2021 or 2020.

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

4.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreements

Each of the bank credit agreements of Sinclair Television Group, Inc. (STG), a wholly owned subsidiary of the Company, and DSG (collectively, the Bank Credit Agreements) include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the revolving credit facilities as of September 30, 2021, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of September 30, 2021, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next twelve months, which will restrict our ability to utilize the full DSG revolving credit facility. We do not currently expect to have more than 35% of the capacity of the DSG revolving credit facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants with which the respective entities were in compliance as of September 30, 2021.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise term loans in an aggregate principal amount of $740 million (STG Term Loan B-3), with an original issuance discount of $4 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%. As of September 30, 2021, the Term Loan B-3 balance, net of debt discount and deferred financing costs, was $733 million.

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

The outstanding balance under the A/R Facility was $183 million and $177 million as of September 30, 2021 and December 31, 2020, respectively. Accounts receivable held by DSPV were $243 million and $228 million as of September 30, 2021 and December 31, 2020, respectively. See Note 13. Subsequent Events for discussion related to the modification of this arrangement.

DSG's ability to make scheduled payments on its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond its control. The impact of the outbreak of COVID-19 continues to create significant uncertainty and disruption in the global economy and financial markets. Further, DSG’s success is dependent upon, among other things, the terms of its agreements with Distributors, OTT and other streaming providers. Primarily as a result of losses of Distributors, increased subscriber churn and the COVID-19 pandemic, DSG has experienced operating losses since the second quarter of 2020 and we expect DSG will continue to incur operating losses in future periods. DSG has taken steps to mitigate the impacts of this uncertainty, including managing their controllable costs, amending their A/R Facility and seeking to modify the terms of some of their commercial and lending agreements. We anticipate DSG’s existing cash and cash equivalents, cash flow from our operations, and borrowing capacity will be sufficient to satisfy its debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic and resulting effect on the economy, our advertisers, Distributors, and their subscribers, could affect DSG’s liquidity and ability to maintain a level of cash flows from operating activities sufficient to permit DSG to pay the principal, premium, if any, and interest on its debt.

Notes payable and finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of both September 30, 2021 and December 31, 2020. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $4 million and $6 million as of September 30, 2021 and December 31, 2020, respectively. See Note 10. Related Person Transactions for further discussion.

Debt of variable interest entities and guarantees of third-party debt

STG jointly, severally, unconditionally, and irrevocably guaranteed $44 million and $49 million of debt of certain third parties as of September 30, 2021 and December 31, 2020, respectively, of which $13 million and $16 million, net of deferred financing costs, related to consolidated VIEs that are included in our consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 10. Related Person Transactions. We have determined that, as of September 30, 2021, it is not probable that we would have to perform under any of these guarantees.

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

Dividends accrued during the three and nine months ended September 30, 2021 were $4 million and $11 million, respectively, and during the three and nine months ended September 30, 2020 were $7 million and $32 million, respectively, and are reflected in net loss (income) attributable to the noncontrolling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 7.5%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. Dividends accrued during the three months ended September 30, 2021 and the three months ended June 30, 2021 were paid-in-kind and added to the liquidation preference. Dividends accrued during the three months ended March 31, 2021 were paid in cash in March 2021.

The balance of the Redeemable Subsidiary Preferred Equity was $178 million and $170 million, net of issuance costs, as of September 30, 2021 and December 31, 2020.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries has the right to sell their interest to the Company at any time during the 30-day period following September 30, 2025. The value of this redeemable noncontrolling interest was $16 million and $20 million as of September 30, 2021 and December 31, 2020, respectively.

6.              COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to our local sports segment's sports programming rights agreements as of September 30, 2021. These commitments assume that sports teams fully deliver the contractually committed games, and do not reflect the impact of rebates expected to be paid by the teams.

(in millions)
2021 (remainder)	$488
2022	1,697
2023	1,651
2024	1,585
2025	1,450
2026 and thereafter	7,008
Total	$13,879

Other Liabilities

In connection with our acquisition of the Bally RSNs, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of September 30, 2021 and December 31, 2020, $32 million and $31 million, respectively, was recorded within other current liabilities and $76 million and $97 million, respectively, was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $2 million and $5 million was recorded for the three and nine months ended September 30, 2021, respectively, and $2 million and $6 million was recorded for the three and nine months ended September 30, 2020, respectively.

In connection with our acquisition of the Bally RSNs, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain Bally RSNs. As of September 30, 2021 and December 31, 2020, $8 million and $12 million, respectively, was recorded within other current liabilities and $42 million and $41 million, respectively, was recorded within other long-term liabilities in our consolidated balance sheets. These obligations are measured at the present value of the estimated amount of cash to be paid over the term of the contracts. We recorded measurement adjustment losses of $1 million and $4 million for the three and nine months ended September 30, 2021, respectively, and a measurement adjustment gain of $168 million for both the three and nine months ended September 30, 2020, which are reflected in other income, net in our consolidated statements of operations.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the nine months ended September 30, 2021, as we consolidate these stations as VIEs.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (DOJ). This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018.  The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the Defendants’ motion to dismiss on November 6, 2020. Since then, the Plaintiffs have served the Defendants with written discovery requests, and the Court has set a pretrial schedule requiring discovery to be completed by July 1, 2022, and briefing on class certification to be completed by November 14, 2022. The Plaintiffs and Defendants have agreed to ask the court to extend the schedule by six months, which would require discovery to be completed by December 30, 2022 and briefing on class certification to be completed by May 15, 2023. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (Numerator)
Net income (loss)	$17	$(3,367)	$(285)	$(2,943)
Net income attributable to the redeemable noncontrolling interests	(4)	(19)	(13)	(51)
Net loss (income) attributable to the noncontrolling interests	6	130	(27)	113
Numerator for basic and diluted earnings (loss) per common share available to common shareholders	$19	$(3,256)	$(325)	$(2,881)

Shares (Denominator)
Basic weighted-average common shares outstanding	75,472	74,810	75,068	81,922
Dilutive effect of stock-settled appreciation rights and outstanding stock options	44	—	—	—
Diluted weighted-average common and common equivalent shares outstanding	75,516	74,810	75,068	81,922

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,670	3,456	1,629	3,406

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

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Assets	$4,712	$5,711	$2,435	$(13)	$12,845

For the three months ended September 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$701	$759	$117	$(42)	(a)	$1,535
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	61	79	9	(1)		148
Amortization of sports programming rights	—	531	—	—		531
Amortization of program contract costs	18	—	4	—		22
Corporate general and administrative expenses	30	2	3	—		35
(Gain) loss on asset dispositions and other, net of impairment	(6)	—	2	—		(4)
Operating income (loss)	126	(39)	(12)	(2)		73
Interest expense including amortization of debt discount and deferred financing costs	1	109	48	(3)		155
Income from equity method investments	—	12	—	—		12

For the three months ended September 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$734	$727	$105	$(27)	(a)	$1,539
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60	109	6	(1)		174
Amortization of sports programming rights	—	632	—	—		632
Amortization of program contract costs	19	—	—	—		19
Corporate general and administrative expenses	25	3	2	—		30
(Gain) loss on asset dispositions and other, net of impairment	(41)	—	2	—		(39)
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	—		4,264
Operating income (loss)	221	(4,450)	10	3		(4,216)
Interest expense including amortization of debt discount and deferred financing costs	2	111	48	(4)		157
Loss from equity method investments	—	(2)	(8)	—		(10)

For the nine months ended September 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,053	$2,365	$345	$(105)	(a)	$4,658
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	187	241	23	(3)		448
Amortization of sports programming rights	—	1,912	—	—		1,912
Amortization of program contract costs	56	—	11	—		67
Corporate general and administrative expenses	114	8	10	—		132
Gain on asset dispositions and other, net of impairment	(23)	—	(3)	—		(26)
Operating income (loss)	294	(368)	5	(1)		(70)
Interest expense including amortization of debt discount and deferred financing costs	3	327	144	(8)		466
Income (loss) from equity method investments	—	35	(12)	—		23

For the nine months ended September 30, 2020	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,026	$2,155	$338	$(88)	(a)	$4,431
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	178	328	19	(1)		524
Amortization of sports programming rights	—	1,028	—	—		1,028
Amortization of program contract costs	63	—	—	—		63
Corporate general and administrative expenses	95	7	9	—		111
(Gain) loss on asset dispositions and other, net of impairment	(101)	—	2	—		(99)
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	—		4,264
Operating income (loss)	455	(3,885)	38	(5)		(3,397)
Interest expense including amortization of debt discount and deferred financing costs	4	351	156	(9)		502
Income (loss) from equity method investments	—	6	(29)	—		(23)

(a)Includes $28 million and $82 million for the three and nine months ended September 30, 2021, respectively, and $26 million and $75 million for the three and nine months ended September 30, 2020, respectively, of revenue and selling, general, and administrative expenses, respectively, for services provided by broadcast to local sports and other, which are eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$35	$64
Accounts receivable, net	89	70
Prepaid sports rights	—	2
Other current assets	6	5
Total current assets	130	141

Property and equipment, net	14	16
Operating lease assets	5	6
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	49	54
Other assets	1	1
Total assets	$214	$233

LIABILITIES
Current liabilities:
Other current liabilities	$80	$40

Long-term liabilities:
Notes payable, finance leases and commercial bank financing, less current portion	6	10
Operating lease liabilities, less current portion	4	5
Program contracts payable, less current portion	2	4
Other long-term liabilities	4	17
Total liabilities	$96	$76

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $126 million and $131 million as of September 30, 2021 and December 31, 2020, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2021, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $187 million and $75 million as of September 30, 2021 and December 31, 2020, respectively. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income (loss) from equity method investments and other (expense) income, net, respectively, in our consolidated statements of operations. We recorded gains of $32 million and $20 million for the three and nine months ended September 30, 2021, respectively, and losses of $7 million and $29 million for three and nine months ended September 30, 2020, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million for both the three months ended September 30, 2021 and 2020 and $4 million for both the nine months ended September 30, 2021 and 2020. For further information, see Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $1 million for all of the three and nine months ended September 30, 2021 and 2020.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 9. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of September 30, 2021, we have jointly and severally, unconditionally, and irrevocably guaranteed $38 million of Cunningham's debt, of which $7 million, net of $0.2 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional five-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $57 million and $54 million as of September 30, 2021 and December 31, 2020, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2021 and December 31, 2020, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements $3 million and $8 million for the three and nine months ended September 30, 2021, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2020, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between November 2021 and December 2028 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $35 million and $107 million for the three and nine months ended September 30, 2021, respectively, and $39 million and $111 million for the three and nine months ended September 30, 2020, respectively, related to the Cunningham Stations.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for all of the three and nine months ended September 30, 2021 and 2020.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $0.3 million in both the three months ended September 30, 2021 and 2020 and $0.7 million in both the nine months ended September 30, 2021 and 2020.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million in both the three months ended September 30, 2021 and 2020 and $4 million in both the nine months ended September 30, 2021 and 2020.

We have a minority interest in certain mobile production businesses, which we account for as equity method investments. We made payments to these businesses for production services totaling $13 million and $37 million for the three and nine months ended September 30, 2021, respectively, and $7 million and $16 million for the three and nine months ended September 30, 2020, respectively.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $5 million and $15 million for the three and nine months ended September 30, 2021, respectively.

Sports Programming Rights

As of September 30, 2021, affiliates of six professional teams have non-controlling equity interests in certain of our RSNs. The Company paid $118 million and $377 million for the three and nine months ended September 30, 2021, respectively, and $15 million and $221 million, net of rebates, for the three and nine months ended September 30, 2020, respectively, under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. These agreements expire on various dates during the years ended 2025 through 2032.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.1 million in both the three months ended September 30, 2021 and 2020 and $0.2 million in both the nine months ended September 30, 2021 and 2020, consisting of salary and bonus, and was granted 2,239 and 355 shares of restricted stock, vesting over two years, during the nine months ended September 30, 2021 and 2020, respectively. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million in both the three months ended September 30, 2021 and 2020 and $0.1 million in both the nine months ended September 30, 2021 and 2020, consisting of salary and bonus. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for all of the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2020 and $0.1 million for the nine months ended September 30, 2021, consisting of salary.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Investments in equity securities	$5	$5	$68	$68
STG:
Money market funds	426	426	448	448
Deferred compensation assets	49	49	42	42
Deferred compensation liabilities	42	42	36	36
DSG:
Money market funds	128	128	292	292

Level 2:
Investments in equity securities (a)	150	150	—	—
STG (b):
5.875% Senior Unsecured Notes due 2026	348	357	348	358
5.500% Senior Unsecured Notes due 2030	500	496	500	520
5.125% Senior Unsecured Notes due 2027	400	399	400	408
4.125% Senior Secured Notes due 2030	750	735	750	770
Term Loan B-1	379	374	1,119	1,107
Term Loan B-2	1,274	1,249	1,284	1,264
Term Loan B-3 (c)	738	727	—	—
DSG (b):
12.750% Senior Secured Notes due 2026	31	23	31	28
6.625% Senior Unsecured Notes due 2027	1,744	772	1,744	1,056
5.375% Senior Secured Notes due 2026	3,050	2,024	3,050	2,483
Term Loan	3,234	2,021	3,259	2,884
Accounts Receivable Securitization Facility	183	183	177	177
Debt of variable interest entities (b)	13	13	17	17
Debt of non-media subsidiaries (b)	17	17	17	17

Level 3
Investments in equity securities (d)	354	354	332	332

(a)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $165 million and $183 million as of September 30, 2021 and December 31, 2020, respectively.
(c)On April 1, 2021, STG amended the STG Bank Credit Agreement to raise term loans in an aggregate principal amount of $740 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. See Bank Credit Agreements under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the three and nine months ended September 30, 2021 we recorded a fair value adjustment loss of $30 million and a fair value adjustment gain of $22 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 20% and 25% discount for lack of marketability (DLOM) as of September 30, 2021 and December 31, 2020, respectively. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 20% and 25% as of September 30, 2021 and December 31, 2020, respectively. There are certain restrictions surrounding the sale and ownership of common stock and the Company has agreed not to sell any shares beneficially owned prior to the first anniversary of the agreement. The Company is also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above. See Other Investments under Note 3. Other Assets for further discussion.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2021 (in millions):

Options and Warrants
Fair value at June 30, 2021	$384
Measurement adjustments	(30)
Fair value at September 30, 2021	$354

Options and Warrants
Fair value at December 31, 2020	$332
Measurement adjustments	22
Fair value at September 30, 2021	$354

12.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the STG Bank Credit Agreement, 5.875% Notes, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes (collectively, the Notes are referred to as the "STG Notes"). Our Class A Common Stock and Class B Common Stock as of September 30, 2021, were obligations or securities of the Company and not obligations or securities of STG. The Company is a guarantor under the STG Bank Credit Agreement, 5.875% Notes, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes. As of September 30, 2021, our consolidated total debt, net of deferred financing costs and debt discounts, of $12,530 million included $4,389 million related to STG and its subsidiaries of which the Company guaranteed $4,354 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$555	$10	$493	$—	$1,058
Accounts receivable, net	—	—	576	598	—	1,174
Other current assets	13	58	441	140	(92)	560
Total current assets	13	613	1,027	1,231	(92)	2,792

Property and equipment, net	1	31	672	105	(24)	785

Investment in equity of consolidated subsidiaries	715	3,582	—	—	(4,297)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,140	4,097	(38)	5,199
Other long-term assets	119	1,784	299	1,783	(2,157)	1,828
Total assets	$848	$6,010	$5,355	$7,240	$(6,608)	$12,845

Accounts payable and accrued liabilities	$28	$81	$285	$323	$(93)	$624
Current portion of long-term debt	—	20	5	42	(1)	66
Other current liabilities	1	6	159	284	—	450
Total current liabilities	29	107	449	649	(94)	1,140

Long-term debt	700	4,321	30	8,498	(1,085)	12,464
Investment in deficit of consolidated subsidiaries	1,707	—	—	—	(1,707)	—
Other long-term liabilities	25	109	1,296	474	(1,297)	607
Total liabilities	2,461	4,537	1,775	9,621	(4,183)	14,211

Redeemable noncontrolling interests	—	—	—	194	—	194
Total Sinclair Broadcast Group (deficit) equity	(1,613)	1,473	3,580	(2,624)	(2,429)	(1,613)
Noncontrolling interests in consolidated subsidiaries	—	—	—	49	4	53
Total liabilities, redeemable noncontrolling interests, and equity	$848	$6,010	$5,355	$7,240	$(6,608)	$12,845

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2020
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$458	$—	$801	$—	$1,259
Accounts receivable, net	—	—	558	502	—	1,060
Other current assets	7	46	372	560	(87)	898
Total current assets	7	504	930	1,863	(87)	3,217

Property and equipment, net	1	33	706	109	(26)	823

Investment in equity of consolidated subsidiaries	430	3,549	—	—	(3,979)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,082	10	—	2,092
Indefinite-lived intangible assets	—	—	156	15	—	171
Definite-lived intangible assets, net	—	—	1,256	4,409	(41)	5,624
Other long-term assets	139	1,718	280	1,569	(2,254)	1,452
Total assets	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

Accounts payable and accrued liabilities	$19	$70	$247	$284	$(87)	$533
Current portion of long-term debt	—	13	5	41	(1)	58
Other current liabilities	1	2	134	306	—	443
Total current liabilities	20	85	386	631	(88)	1,034

Long-term debt	700	4,337	33	8,460	(1,037)	12,493
Investment in deficit of consolidated subsidiaries	1,118	—	—	—	(1,118)	—
Other long-term liabilities	12	121	1,445	710	(1,438)	850
Total liabilities	1,850	4,543	1,864	9,801	(3,681)	14,377

Redeemable noncontrolling interests	—	—	—	190	—	190
Total Sinclair Broadcast Group (deficit) equity	(1,273)	1,261	3,546	(2,098)	(2,710)	(1,274)
Noncontrolling interests in consolidated subsidiaries	—	—	—	85	4	89
Total liabilities, redeemable noncontrolling interests, and equity	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$28	$758	$803	$(54)	$1,535

Media programming and production expenses	—	1	366	671	(16)	1,022
Selling, general and administrative expenses	3	33	176	87	(36)	263
Depreciation, amortization and other operating expenses	—	2	81	95	(1)	177
Total operating expenses	3	36	623	853	(53)	1,462

Operating (loss) income	(3)	(8)	135	(50)	(1)	73

Equity in earnings of consolidated subsidiaries	21	113	—	—	(134)	—
Interest expense	(3)	(43)	(1)	(113)	5	(155)
Other income (expense)	2	(3)	(2)	14	(3)	8
Total other income (expense)	20	67	(3)	(99)	(132)	(147)

Income tax benefit (provision)	2	9	(16)	96	—	91
Net income (loss)	19	68	116	(53)	(133)	17
Net income attributable to the redeemable noncontrolling interests	—	—	—	(4)	—	(4)
Net loss attributable to the noncontrolling interests	—	—	—	6	—	6
Net income (loss) attributable to Sinclair Broadcast Group	$19	$68	$116	$(51)	$(133)	$19
Comprehensive income (loss)	$19	$68	$116	$(52)	$(133)	$18

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$25	$774	$786	$(46)	$1,539

Media programming and production expenses	—	—	322	772	(17)	1,077
Selling, general and administrative expenses	2	27	160	77	(24)	242
Impairment of goodwill and definite-lived intangible assets	—	—	—	4,264	—	4,264
Depreciation, amortization and other operating expenses	1	1	40	133	(3)	172
Total operating expenses	3	28	522	5,246	(44)	5,755

Operating (loss) income	(3)	(3)	252	(4,460)	(2)	(4,216)

Equity in (loss) earnings of consolidated subsidiaries	(3,252)	302	—	—	2,950	—
Interest expense	(3)	(45)	(1)	(114)	6	(157)
Other income (expense)	1	5	(11)	168	(4)	159
Total other (expense) income	(3,254)	262	(12)	54	2,952	2

Income tax benefit	1	55	64	727	—	847
Net (loss) income	(3,256)	314	304	(3,679)	2,950	(3,367)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(19)	—	(19)
Net loss attributable to the noncontrolling interests	—	—	—	130	—	130
Net (loss) income attributable to Sinclair Broadcast Group	$(3,256)	$314	$304	$(3,568)	$2,950	$(3,256)
Comprehensive (loss) income	$(3,256)	$314	$304	$(3,679)	$2,950	$(3,367)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$83	$2,207	$2,507	$(139)	$4,658

Media programming and production expenses	—	3	1,073	2,354	(40)	3,390
Selling, general and administrative expenses	10	123	515	252	(93)	807
Depreciation, amortization and other operating expenses	—	6	240	290	(5)	531
Total operating expenses	10	132	1,828	2,896	(138)	4,728

Operating (loss) income	(10)	(49)	379	(389)	(1)	(70)

Equity in (loss) earnings of consolidated subsidiaries	(267)	317	—	—	(50)	—
Interest expense	(10)	(135)	(2)	(337)	18	(466)
Other (expense) income	(61)	11	(24)	166	(10)	82
Total other (expense) income	(338)	193	(26)	(171)	(42)	(384)

Income tax benefit (provision)	23	38	(31)	139	—	169
Net (loss) income	(325)	182	322	(421)	(43)	(285)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(13)	—	(13)
Net income attributable to the noncontrolling interests	—	—	—	(27)	—	(27)
Net (loss) income attributable to Sinclair Broadcast Group	$(325)	$182	$322	$(461)	$(43)	$(325)
Comprehensive (loss) income	$(325)	$182	$322	$(415)	$(43)	$(279)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$74	$2,140	$2,350	$(133)	$4,431

Media programming and production expenses	—	—	962	1,371	(45)	2,288
Selling, general and administrative expenses	8	97	479	207	(72)	719
Impairment of goodwill and definite-lived intangible assets	—	—	—	4,264	—	4,264
Depreciation, amortization and other operating expenses	1	6	143	416	(9)	557
Total operating expenses	9	103	1,584	6,258	(126)	7,828

Operating (loss) income	(9)	(29)	556	(3,908)	(7)	(3,397)

Equity in (loss) earnings of consolidated subsidiaries	(2,866)	542	—	—	2,324	—
Interest expense	(10)	(147)	(3)	(361)	19	(502)
Other income (expense)	—	11	(30)	180	(10)	151
Total other (expense) income	(2,876)	406	(33)	(181)	2,333	(351)

Income tax benefit	4	75	24	702	—	805
Net (loss) income	(2,881)	452	547	(3,387)	2,326	(2,943)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(51)	—	(51)
Net loss attributable to the noncontrolling interests	—	—	—	113	—	113
Net (loss) income attributable to Sinclair Broadcast Group	$(2,881)	$452	$547	$(3,325)	$2,326	$(2,881)
Comprehensive (loss) income	$(2,881)	$452	$547	$(3,396)	$2,326	$(2,952)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$8	$(100)	$317	$6	$4	$235

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(1)	(48)	(15)	2	(62)
Spectrum repack reimbursements	—	—	22	—	—	22
Proceeds from the sale of assets	—	—	34	9	—	43
Purchases of investments	(7)	(12)	(40)	(185)	—	(244)
Other, net	—	—	(2)	12	—	10
Net cash flows used in investing activities	(7)	(13)	(34)	(179)	2	(231)

NET CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	341	—	16	—	357
Repayments of notes payable, commercial bank financing and finance leases	—	(356)	(5)	(39)	—	(400)
Dividends paid on Class A and Class B Common Stock	(46)	—	—	—	—	(46)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(4)	—	(4)
Distributions to noncontrolling interests	—	—	—	(63)	—	(63)
Distributions to redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	57	226	(268)	(9)	(6)	—
Other, net	(12)	(1)	—	(31)	—	(44)
Net cash flows (used in) from financing activities	(1)	210	(273)	(135)	(6)	(205)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	97	10	(308)	—	(201)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$555	$10	$496	$—	$1,061

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(115)	$(39)	$481	$510	$2	$839

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(7)	(110)	(19)	6	(130)
Spectrum repack reimbursements	—	—	72	—	—	72
Proceeds from the sale of assets	—	—	36	—	—	36
Purchases of investments	(2)	(30)	(33)	(20)	—	(85)
Other, net	1	—	(9)	17	—	9
Net cash flows used in investing activities	(1)	(37)	(44)	(22)	6	(98)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	648	—	299	—	947
Repayments of notes payable, commercial bank financing and finance leases	—	(670)	(3)	(272)	—	(945)
Repurchase of outstanding Class A Common Stock	(343)	—	—	—	—	(343)
Dividends paid on Class A and Class B Common Stock	(49)	—	—	—	—	(49)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(32)	—	(32)
Redemption of redeemable subsidiary preferred equity	—	—	—	(547)	—	(547)
Distributions to noncontrolling interests, net	—	—	—	(19)	—	(19)
Distributions to redeemable noncontrolling interests	—	—	—	(378)	—	(378)
Increase (decrease) in intercompany payables	507	3	(433)	(69)	(8)	—
Other, net	1	—	—	(76)	—	(75)
Net cash flows from (used in) financing activities	116	(19)	(436)	(1,094)	(8)	(1,441)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(95)	1	(606)	—	(700)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$262	$4	$367	$—	$633

13.              SUBSEQUENT EVENTS:

In November 2021, our Board of Directors declared a quarterly dividend of $0.20 per share, payable on December 15, 2021 to holders of record at the close of business on December 1, 2021.

On October 17, 2021, we identified the following: (i) certain servers and workstations in our environment were encrypted with ransomware, (ii) disruption of certain office and operational networks as a result of the encryption, and (iii) indications that data was taken from our network. Promptly upon detection of the security event, senior management was notified and we began to implement incident response measures to contain the incident, conduct an investigation, and plan for restoring operations. Legal counsel, a cybersecurity forensic firm, and other incident response professionals were engaged, and law enforcement and other governmental agencies were notified. The investigation into the incident remains ongoing. While we have taken significant steps to contain the incident and have been working diligently to restore operations quickly and securely, there are still systems and services that have not yet been fully resolved and certain disruptions to our business and operations remain. Given that we are in the early stages of our investigation and assessment of the security event, we cannot predict if the event will have a material impact on our business, operations or financial results.

On November 5, 2021, the Company purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the A/R Facility discussed in Note 4. Notes Payable, Finance Leases and Commercial Bank Financing. The Company purchased the lenders’ outstanding loans and commitments under the A/R Facility by making a payment to the lenders as consideration for the purchase of the lenders’ respective rights and obligations under the A/R Facility equal to approximately $184.4 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. In connection therewith, the Company and DSPV entered into an omnibus amendment to the A/R Facility to provide greater flexibility to DSG, including, (i) increasing the maximum facility limit availability from up to $250 million to up to $400 million; (ii) eliminating the early amortization event related to DSG’s EBITDA less interest expense covenant; (iii) extending the stated maturity date by one year from September 23, 2023 to September 23, 2024; and (iv) relaxing certain concentration limits thereby increasing the amounts of certain accounts receivable eligible to be sold. The other material terms of the A/R Facility remain unchanged.

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
•the interruption to global supply chains caused by COVID-19 could impact our ability to migrate off of various transition services provided by the seller of acquired assets which we rely upon to conduct our business in the local sports segment, as well as impact our ability to acquire and replace equipment necessary for the continuity of our business;
•the potential effects of COVID-19 on our workforce, including the impact in our operations because employees either contract COVID-19 or leave the workforce, increased health care cost, increased wages due to wage inflation and an inability to attract and retain a quality workforce; and
•cybersecurity and operational risks as a result of work-from-home arrangements.

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
•the loss of appeal of our local news, network content, syndicated program content and sports programming, which may be unpredictable;
• the impact of strikes caused by collective bargaining between players and sports leagues;
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
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to JSA, SSA, cross ownership rules, the national ownership cap and the UHF discount), arbitrary enforcement of indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
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
•our ability to implement a sports direct to consumer platform;
•our ability to generate synergies and leverage new revenue opportunities;
•our ability to successfully migrate in a timely manner from various transition services provided by sellers of assets we have acquired, which includes standing up our own services;
•our ability to renew media rights agreements with various professional sports teams and leagues' with favorable terms;
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
•natural disasters and pandemics that impact our Distributors, advertisers, suppliers, stations and networks; and
•cybersecurity incidents, data privacy, and other information technology failures have, and in the future, may, adversely affect us and disrupt our operations.

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

The following table sets forth certain operating data for the periods presented:

STATEMENTS OF OPERATIONS DATA
(in millions, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statement of Operations Data:
Media revenues (a)	$1,526	$1,519	$4,623	$4,353
Non-media revenues	9	20	35	78
Total revenues	1,535	1,539	4,658	4,431

Media programming and production expenses	1,022	1,077	3,390	2,288
Media selling, general and administrative expenses	228	212	675	608
Depreciation and amortization expenses (b)	148	174	448	524
Amortization of program contract costs	22	19	67	63
Non-media expenses	11	18	42	69
Corporate general and administrative expenses	35	30	132	111
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	4,264
Gain on asset dispositions and other, net of impairment	(4)	(39)	(26)	(99)
Operating income (loss)	73	(4,216)	(70)	(3,397)

Interest expense including amortization of debt discount and deferred financing costs	(155)	(157)	(466)	(502)
Gain on extinguishment of debt	—	—	—	5
Income (loss) from equity method investments	12	(10)	23	(23)
Other (expense) income, net	(4)	169	59	169
Loss before income taxes	(74)	(4,214)	(454)	(3,748)
Income tax benefit	91	847	169	805
Net income (loss)	$17	$(3,367)	$(285)	$(2,943)
Net income attributable to the redeemable noncontrolling interests	(4)	(19)	(13)	(51)
Net loss (income) attributable to the noncontrolling interests	6	130	(27)	113
Net income (loss) attributable to Sinclair Broadcast Group	$19	$(3,256)	$(325)	$(2,881)

Basic and Diluted Earnings Per Common Share Attributable to Sinclair Broadcast Group:
Basic earnings (loss) per share	$0.25	$(43.53)	$(4.33)	$(35.17)
Diluted earnings (loss) per share	$0.25	$(43.53)	$(4.33)	$(35.17)

	As of September 30, 2021	As of December 31, 2020
Balance Sheet Data:
Cash and cash equivalents	$1,058	$1,259
Total assets	$12,845	$13,382
Total debt (c)	$12,530	$12,551
Redeemable noncontrolling interests	$194	$190
Total deficit	$(1,560)	$(1,185)

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

Summary of Significant Events — financial events during the three months ended September 30, 2021 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2021 and 2020.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2021.

Summary of Significant Events

Transactions
•In September 2021, we completed the divestiture of our radio stations in the Seattle, Washington market to Lotus Communications.

Television and Digital Content
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
•In August 2021, Tennis Channel launched Tennis Channel International streaming service in the U.K. and an ad-supported streaming channel on Samsung TV Plus in India, bringing the total number of international markets to six, along with Austria, Germany, Greece and Switzerland.
•In September 2021, we expanded The National Desk news program to the late evening hours, providing viewers a late-day, comprehensive and commentary-free look at the most impactful national news and regional stories of the day.
•To date in 2021, our newsrooms have won a total of 249 journalism awards.

Distribution, Network and Teams
•In September 2021, we renewed affiliation agreements with the CW Network for 24 owned and operated markets for multi-year terms. At the same time, the CW renewed affiliation agreements in another eight markets for stations to which we provide sales and other services for multi-year terms.
•In September 2021, we extended our programming agreement with MyNetworkTV through the 2022-2023 broadcast season.
•In September 2021, we entered into a new multi-year agreement with the Cleveland Cavaliers.
•In October 2021, we entered into a new multi-year agreement with the Detroit Red Wings.
•In October 2021, we entered into a new multi-year media rights agreement with the Detroit Tigers. The agreement includes direct to consumer and other digital rights.
•In October 2021, we entered into a multi-year renewal with Altice for the carriage of our broadcast stations, Tennis Channel, the Bally RSNs, and the YES Network on its Optimum and Suddenlink owned systems.

NEXTGEN TV
•To date in 2021, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in the eight additional markets below. This brings the total number of our markets in which NEXTGEN TV has been deployed to 19:

Month	Market	Number of Stations	Company Stations
January 2021	Columbus, OH	4	WSYX (ABC/FOX), WWHO(a) (CW), WTTE(b) (TBD)
March 2021	Buffalo, NY	5	WNYO (MNT), WUTV (FOX)
March 2021	Syracuse, NY	3	WSTM (NBC), WTVH(a) (CBS)
May 2021	Grand Rapids, MI	6	WWMT (CBS)
June 2021	Baltimore, MD	6	WBFF (FOX), WNUV(b) (CW)
June 2021	Little Rock, AR	5	KATV (ABC)
September 2021	Cincinnati, OH	5	WKRC-TV (CBS)
September 2021	St. Louis, MO	5	KDNL-TV (ABC)

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

Financing, Capital Allocation, and Shareholder Returns
•In August 2021 and November 2021, we declared quarterly cash dividends of $0.20 per share.

Other Events
•In July 2021, we partnered with the American Red Cross for the “Sinclair Cares: Roll Up Your Sleeves” campaign, to urge our viewers to help increase U.S. blood supplies by making a blood donation appointment, volunteering time, or providing financial contributions for the cause.
•In July 2021, we appointed John McClure to the newly created role of Vice President and Chief Information Security Officer.
•In August 2021, we appointed William Bell as Head of Distribution and Network Relations.
•In September 2021, our television stations collectively raised nearly $0.7 million for local charities through regional back-to-school fundraising and supply donation initiatives. Our stations also donated over $0.6 million in promotional air time to support these initiatives.
•On October 17, 2021, we identified the following: (i) certain servers and workstations in our environment were encrypted with ransomware, (ii) disruption of certain office and operational networks as a result of the encryption, and (iii) indications that data was taken from our network. Promptly upon detection of the security event, senior management was notified and we began to implement incident response measures to contain the incident, conduct an investigation, and plan for restoring operations. Legal counsel, a cybersecurity forensic firm, and other incident response professionals were engaged, and law enforcement and other governmental agencies were notified. The investigation into the incident remains ongoing. While we have taken significant steps to contain the incident and have been working diligently to restore operations quickly and securely, there are still systems and services that have not yet been fully resolved and certain disruptions to our business and operations remain. As we work to complete the investigation, we will look for opportunities to enhance our existing security measures, which may include the implementation of additional recommended and reasonable control procedures.
We expect that the security event will result in some loss of advertising revenue, primarily related to our broadcast segment, as well as costs and expenses related to mitigation efforts, our ongoing investigation and any security improvements resulting therefrom. While we maintain insurance to cover losses related to cybersecurity risks and business interruption, such policies may not be sufficient to cover all losses. Given that we are in the early stages of our investigation and assessment of the security event, we cannot predict if the event will have a material impact on our business, operations or financial results.

•In October 2021, we partnered with the Disabled American Veterans for the "Sinclair Cares: Supporting American Veterans" campaign, encouraging our employees and viewers to volunteer or donate to help support veterans in their communities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Media revenues	$1,526	$1,519	$4,623	$4,353
Non-media revenues	9	20	35	78
Total revenues	1,535	1,539	4,658	4,431
Media programming and production expenses	1,022	1,077	3,390	2,288
Media selling, general and administrative expenses	228	212	675	608
Depreciation and amortization expenses	148	174	448	524
Amortization of program contract costs	22	19	67	63
Non-media expenses	11	18	42	69
Corporate general and administrative expenses	35	30	132	111
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	4,264
Gain on asset dispositions and other, net of impairment	(4)	(39)	(26)	(99)
Operating income (loss)	$73	$(4,216)	$(70)	$(3,397)
Net income (loss) attributable to Sinclair Broadcast Group	$19	$(3,256)	$(325)	$(2,881)

The Impact of COVID-19 on our Results of Operations

Overview

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and by the end of the following day, each of the MLB, NBA, and NHL had suspended their seasons. On March 13, 2020, the United States declared a national state of emergency. As of September 30, 2021, the national state of emergency is still in effect, however states have reopened their economies at various levels and various timing, COVID-19 vaccinations are being distributed in mass quantities and all professional sports leagues are currently playing live games. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

Broadcast segment

During the third quarter of 2021, as compared to the prior year, we saw a decrease in advertising revenue primarily due to the loss of political advertising revenue as compared to 2020, which was a political year. We expect total advertising revenue for the fourth quarter ended December 31, 2021 to be lower than the same period in 2020, also primarily due to the loss of political advertising revenue. See Revenue under the Broadcast Segment section below for further discussion.

Local sports segment

In March 2020, the NBA and NHL each postponed their ongoing 2019-2020 seasons and the MLB postponed the start of its 2020 season and returned to operation under reduced game counts and were able to complete these modified seasons during the early part of the fourth quarter of 2020. The NBA and NHL began their modified 2020-2021 seasons during the fourth quarter of 2020 and the first quarter of 2021, respectively, and the MLB began its 2021 season on April 1, 2021. Advertising revenue decreased slightly in the third quarter of 2021, as compared to the prior year. Distribution revenue increased in the third quarter of 2021, as compared to the prior year, primarily due to decreases in accrued rebates to Distributors between the periods, partially offset by subscriber erosion experienced by certain Distributors and the effect of three Distributors dropping carriage of the RSNs during the third and fourth quarter of 2020. The MLB began their season on time in April 2021 under a full game schedule and the NBA and NHL have announced full game schedules for their 2021-2022 seasons beginning in October 2021. Both the NBA and NHL began their 2021-2022 seasons on schedule, as announced, and the MLB completed its full 2021 season. There can be no assurance that the MLB, NBA, or NHL will complete their full seasons in the future. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and the cash flows of our local sports segment. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively, including the need for us to provide rebates to our Distributors as well as seek rebates from or reduce future payments to certain of the sports teams.

Business continuity

Within the United States, our business has been designated an essential business, which allows us to continue to serve our customers, however, the COVID-19 pandemic has disrupted our operations. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future and how long these disruptions will last. The COVID-19 pandemic has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The COVID-19 pandemic has also resulted in some workers leaving the workforce which has caused wage inflation and made it more difficult for us to find qualified employees. Furthermore, additional reductions in our workforce may become necessary as a result of declines in our business caused by the COVID-19 pandemic. If we take such actions, we cannot assure that we will be able to rehire our workforce once our business has recovered.

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2021	2020		2021	2020
Revenue:
Distribution revenue	$372	$356	4%	$1,096	$1,059	3%
Advertising revenue	283	344	(18)%	830	861	(4)%
Other media revenues (a)	46	34	35%	127	106	20%
Media revenues	$701	$734	(4)%	$2,053	$2,026	1%

Operating Expenses:
Media programming and production expenses	$337	$313	8%	$1,005	$935	7%
Media selling, general and administrative expenses	135	137	(1)%	420	401	5%
Depreciation and amortization expenses	61	60	2%	187	178	5%
Amortization of program contract costs	18	19	(5)%	56	63	(11)%
Corporate general and administrative expenses	30	25	20%	114	95	20%
Gain on asset dispositions and other, net of impairment	(6)	(41)	(85)%	(23)	(101)	(77)%
Operating income	$126	$221	(43)%	$294	$455	(35)%

(a)Includes $28 million and $82 million for the three and nine months ended September 30, 2021, respectively, and $26 million and $75 million for the three and nine months ended September 30, 2020, respectively, of intercompany revenue related to certain services provided to local sports and other under management services agreements, which are eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $16 million and $37 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.
Advertising revenue. Advertising revenue decreased $61 million and $31 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The decrease is primarily related to a decrease in political advertising revenue of $94 million and $143 million, respectively, as 2020 was a political year, partially offset by increases in various non-political advertising categories due to improved macroeconomic conditions as the economy began to recover from the COVID-19 pandemic in 2021.

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2021	2020	2021	2020
ABC	40	31%	29%	31%	29%
FOX	56	22%	23%	23%	25%
CBS	31	18%	22%	20%	21%
NBC	25	16%	16%	14%	15%
CW	46	6%	5%	6%	5%
MNT	40	5%	4%	5%	4%
Other (a)	394	2%	1%	1%	1%
Total	632

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce Network, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Grit, Me TV, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Expenses

Media programming and production expenses. Media programming and production expenses increased $24 million for the three months ended September 30, 2021, when compared to the same period in 2020, primarily related to a $25 million increase in fees pursuant to network affiliation agreements. Media programming and production expenses increased $70 million for the nine months ended September 30, 2021, when compared to the same period in 2020, primarily related to an $80 million increase in fees pursuant to network affiliation agreements, partially offset by an $11 million decrease in employee compensation cost.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $2 million for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease is primarily due to a $5 million decrease in third-party fulfillment costs from our digital business, partially offset by a $4 million increase in information technology costs. Media selling, general and administrative expenses increased $19 million for the nine months ended September 30, 2021, when compared to the same period in 2020. The increase is primarily due to $15 million in employee compensation costs, a portion of which is related to severance and other termination benefits related to the reduction-in-force completed in the first quarter of 2021, $9 million in information technology costs, and $7 million primarily related to FCC penalties incurred by several consolidated VIEs, as discussed in Note 6. Commitments and Contingencies within the Consolidated Financial Statements, partially offset by a $13 million decrease in third-party fulfillment costs from our digital business.

Depreciation and amortization expenses. Depreciation and amortization expenses increased $1 million and $9 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, and is primarily due to an increase in assets placed in-service.

Amortization of program contract costs. The amortization of program contract costs decreased $1 million and $7 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, and is primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and nine months ended September 30, 2021 we recorded gains of $3 million and $22 million, respectively, and for the three and nine months ended September 30, 2020 we recorded gains of $20 million and $72 million, respectively, related to reimbursements from the spectrum repack. For the nine months ended September 30, 2021, we recorded a gain on asset disposition of $12 million, related to the WDKA-TV/ KBSI-TV transaction, and a loss of $12 million related to the write-down of the carrying value of assets of one of our stations to approximate the estimated selling price to be received in a potential sales transaction. For the three and nine months ended September 30, 2020, we recorded gains on asset disposition and other, net of impairments, of $21 million and $29 million, respectively, related to the sales of KGBT-TV and WDKY-TV. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment, previously known as our sports segment, reflects the results of our Bally RSNs, Marquee, and a minority interest in the YES Network. The Bally RSNs, Marquee and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the period presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2021	2020		2021	2020
Revenue:						(b)
Distribution revenue	$633	$597	6%	$1,997	$1,959	2%
Advertising revenue	118	124	(5)%	345	182	90%
Other media revenue	8	6	33%	23	14	64%
Media revenue	$759	$727	4%	$2,365	$2,155	10%

Operating Expenses:
Media programming and production expenses	$638	$732	(13)%	$2,263	$1,260	80%
Media selling, general and administrative expenses (a)	79	69	14%	221	181	22%
Depreciation and amortization expenses	79	109	(28)%	241	328	(27)%
Corporate general and administrative	2	3	(33)%	8	7	14%
Impairment of goodwill and definite-lived intangible assets	—	4,264	(100)%	—	4,264	(100)%
Operating loss (a)	$(39)	$(4,450)	(99)%	$(368)	$(3,885)	(91)%
Income (loss) from equity method investments	$12	$(2)	(700)%	$35	$6	483%

(a)Includes $27 million and $80 million for the three and nine months ended September 30, 2021, respectively, and $25 million and $73 million for the three and nine months ended September 30, 2020, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which are eliminated in consolidation.
(b)Marquee was launched in late February 2020, therefore although not called out in each section below, is a driver of the changes between the periods due to a full nine months of activity being included in the current period, versus only seven months of activity in the prior period.

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute our RSNs, increased $36 million and $38 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. During the three and nine months ended September 30, 2020, distribution revenue was reduced by $128 million and $252 million, respectively, related to the accrual of rebates to our Distributors resulting from the cancellation of professional sports games due to the COVID-19 pandemic. Distribution revenue was reduced during the three months ended September 30, 2021 by $14 million related to an increase in accrued rebates, primarily due to a decrease in estimated game counts related to the NHL. Distribution revenue was increased during the nine months ended September 30, 2021 by $17 million, primarily related to a reduction to accrued rebates due to an increase in estimated games related to the NBA. See discussion under Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion. Excluding the effect of these accrued rebates and related adjustments, distribution revenue declined by $78 million and $231 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. These declines were primarily driven by the loss of three Distributors in 2020 and subscriber churn with remaining Distributors, partially offset by increases in rates. We expect distribution revenue to be consistent for the three months ended December 31, 2021 as compared to the three months ended September 30, 2021.

Advertising revenue. Advertising revenue is primarily generated from sales of commercial time within the RSNs programming. Advertising revenue decreased $6 million for the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to a decrease in political advertising revenue, as 2020 was a political year. Advertising revenue increased $163 million for the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to a higher number of games being played in 2021 when compared to 2020 due to suspension of the league seasons in March of 2020 and resulting reduction of the number of games played in 2020. We expect advertising revenue for the three months ended December 31, 2021 to decrease, as compared to the three months ended September 30, 2021, primarily due to a lower number of games played in the fourth quarter. See discussion under The Impact of COVID-19 on our Results of Operations for further discussion.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming.

Media programming and production expenses decreased $94 million for the three months ended September 30, 2021, when compared to the same period in 2020, primarily driven by a $101 million decrease in sports rights amortization expense, partially offset by a $7 million increase in employee compensation cost related to an increase in freelance talent. Media programming and production expenses increased $1,003 million for the nine months ended September 30, 2021, when compared to the same period in 2020, primarily driven by an $884 million increase in sports rights amortization expense, a $62 million increase in employee compensation cost related to freelance talent and a $52 million increase in production expenses, all of which increased as a result of an increase in the number of games played compared to the same period in the prior year.

The increases in the number of games played in the nine months ended September 30, 2021, when compared to the same period in 2020 are primarily driven by the suspension of the 2019-2020 NBA and NHL seasons and the 2020 MLB season in early March 2020. The changes to the seasons were in response to the COVID-19 pandemic and resulted in a higher number of games during 2021 as compared to the prior year. The increase in sports rights amortization was moderated by reductions in rights fees resulting from the decisions made by the NBA and NHL to reduce the overall number of games to be played in the 2020-2021 season and MLB in the 2020 season. We expect media programming and production expenses for the three months ended December 31, 2021 to decrease as compared to the three months ended September 30, 2021, primarily due to a lower number of games played in the fourth quarter. See The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses increased $10 million for the three months ended September 30, 2021, when compared to the same period in 2020, primarily related to a $7 million increase in information technology expenses and a $2 million increase of management services agreement fees. Media selling, general, and administrative expenses increased $40 million for the nine months ended September 30, 2021, when compared to the same period in 2020, primarily related to a $13 million increase in information technology expenses, a $10 million increase in national sales commissions, an $8 million increase of management services agreement fees and a $4 million increase in third-party fulfillment costs from our digital business.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $30 million and $87 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a decrease in amortization expense due to lower intangible asset values as a result of an impairment recognized in 2020.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Income (loss) from equity method investments. For the three and nine months ended September 30, 2021 income from equity method investments was $12 million and $35 million, respectively, and for the three and nine months ended September 30, 2020 loss from equity method investments was $2 million and income from equity method investments was $6 million, respectively, and is primarily related to our investment in the YES Network.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2021	2020		2021	2020
Revenue:
Distribution revenue	$48	$50	(4)%	$147	$150	(2)%
Advertising revenue	55	31	77%	149	92	62%
Other media revenues	3	2	50%	9	5	80%
Media revenues (a)	$106	$83	28%	$305	$247	23%
Non-media revenues (b)	$11	$22	(50)%	$40	$91	(56)%

Operating Expenses:
Media expenses (d)	$99	$66	50%	$255	$195	31%
Non-media expenses (c)	$12	$19	(37)%	$44	$75	(41)%
Loss (gain) on asset dispositions and other, net of impairment	$2	$2	n/m	$(3)	$2	n/m
Operating (loss) income	$(9)	$11	(182)%	$15	$46	(67)%
Loss from equity method investments	$—	$(8)	(100)%	$(12)	$(29)	(59)%

n/m — not meaningful
(a)Media revenues for the three and nine months ended September 30, 2021 include $10 million and $15 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media revenues for the three and nine months ended September 30, 2021 include $2 million and $5 million, respectively, and for the three and nine months ended September 30, 2020 include $2 million and $13 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(c)Non-media expenses for the three and nine months ended September 30, 2021 include $1 million and $2 million, respectively, and for the three and nine months ended September 30, 2020 include $1 million and $6 million, respectively, of intercompany expenses related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.
(d)Media expenses for the three and nine months ended September 30, 2021 include $10 million and $16 million, respectively, and for the three and nine months ended September 30, 2020 include $1 million and $2 million, respectively, of intercompany expenses primarily related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue increased $23 million and $58 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to an increase in advertising revenue related to our owned networks and digital initiatives. Non-media revenue decreased $11 million and $51 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a decrease in broadcast equipment sales due to the expected winding down of the FCC's National Broadband Plan repack process and the sale of Triangle in the second quarter of 2021.

Expenses. Media expenses increased $33 million and $60 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily related to our owned networks and our digital initiatives. Non-media expenses decreased $7 million and $31 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a decrease in the costs of goods associated with our lower broadcast equipment sales and the sale of Triangle in the second quarter of 2021.

(Gain) loss on asset disposition and other, net of impairment. In June 2021, we sold our controlling interest in Triangle for $12 million. We recognized a gain on the sale of Triangle of $6 million, which is included in the gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2021	2020		2021	2020
Corporate general and administrative expenses	$35	$30	17%	$132	$111	19%
Interest expense including amortization of debt discount and deferred financing costs	$155	$157	(1)%	$466	$502	(7)%
Other (expense) income, net	$(4)	$169	(102)%	$59	$169	(65)%
Income tax benefit	$91	$847	(89)%	$169	$805	(79)%
Net income attributable to the redeemable noncontrolling interests	$(4)	$(19)	(79)%	$(13)	$(51)	(75)%
Net loss (income) attributable to the noncontrolling interests	$6	$130	(95)%	$(27)	$113	(124)%

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $5 million for the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to a $4 million increase in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 6. Commitments and Contingencies within the Consolidated Financial Statements. Corporate general and administrative expenses increased in total by $21 million for the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to a $22 million increase in employee compensation costs, a portion of which is related to severance and other termination benefits related to the reduction-in-force completed in the first quarter of 2021.

We expect corporate general and administrative expenses to decrease in the fourth quarter of 2021.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $2 million for the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to a decrease in amortization of deferred financing costs due to the write-off of unamortized costs associated with refinancing activities that occurred subsequent to the third quarter of 2020. Interest expense decreased by $36 million for the nine months ended September 30, 2021, when compared to the same periods in 2020, primarily due to a $24 million decrease in DSG interest expense and an $11 million decrease in STG interest expense, each related to decreases in LIBOR and refinancing of existing indebtedness, partially offset by an increase related to the A/R Facility.

We expect interest expense to decrease in the fourth quarter of 2021.

Other income, net. Other income, net decreased by $173 million and $110 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to a measurement adjustment gain related to certain variable payment obligations that was recognized during the three months ended September 30, 2020 of $168 million. The decrease for the nine months ended September 30, 2021 was partially offset by an increase in the value of investments recorded at fair value.

Income tax benefit. The effective tax rate for the three months ended September 30, 2021 was a benefit of 124.6% as compared to a benefit of 20.1% during the same period in 2020. The increase in the effective tax rate for the three months ended September 30, 2021, as compared to the same period in 2020, is primarily due to a $39 million release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j), and a $38 million discrete benefit as a result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

The effective tax rate for the nine months ended September 30, 2021 was a benefit of 37.3% as compared to a benefit of 21.5% during the same period in 2020. The increase in the effective tax rate for the nine months ended September 30, 2021, as compared to the same period in 2020, is primarily due to a $39 million release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j), and a $38 million discrete benefit as a result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests decreased $15 million and $38 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to redemptions of a portion of the outstanding preferred equity subsequent to September 30, 2020.

Net loss attributable to the noncontrolling interests. Net loss attributable to the noncontrolling interests decreased $124 million and $140 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily as a result of the portion of the non-cash impairment charge on customer relationships, other definite-lived intangible assets and goodwill that was attributable to the noncontrolling interests, which was recorded during the three months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had net working capital of approximately $1,652 million, including $1,058 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

The Bank Credit Agreements each include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreement), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective revolving credit facility, measured as of the last day of each quarter, is utilized under such revolving credit facility as of such date. Since there was no utilization under either of the revolving credit facilities as of September 30, 2021, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of September 30, 2021, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next twelve months, which will restrict our ability to fully utilize the DSG revolving credit facility. We do not currently expect to have more than 35% of the capacity of the DSG revolving credit facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants with which the respective entities were in compliance as of September 30, 2021.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise the STG Term Loan B-3 in an aggregate principal amount of $740 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%.

Prior to November 5, 2021, the A/R Facility enabled DSG to raise incremental funding for the ongoing business needs of the local sports segment. The maximum funding availability under the A/R Facility was the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain indirect wholly owned subsidiaries of DSG identified therein (Originators) to DSPV and certain reserves. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of September 30, 2021, the total commitment was $216 million and the balance of the loans under the A/R Facility was $183 million.

On November 5, 2021, the Company purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the A/R Facility. The Company purchased the lenders’ outstanding loans and commitments under the A/R Facility by making a payment to the lenders as consideration for the purchase of the lenders’ respective rights and obligations under the A/R Facility equal to approximately $184.4 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. In connection therewith, the Company and DSPV entered into an omnibus amendment to the A/R Facility to provide greater flexibility to DSG, including (i) increasing the maximum facility limit availability from up to $250 million to up to $400 million; (ii) eliminating the early amortization event related to DSG’s EBITDA less interest expense covenant; (iii) extending the stated maturity date by one year from September 23, 2023 to September 23, 2024; and (iv) relaxing certain concentration limits thereby increasing the amounts of certain accounts receivable eligible to be sold. The other material terms of the A/R Facility remain unchanged.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash flows from operating activities	$247	$505	$235	$839

Cash flows used in investing activities:
Acquisition of property and equipment	$(24)	$(33)	$(62)	$(130)
Proceeds from the sale of assets	4	18	43	36
Purchases of investments	(80)	(37)	(244)	(85)
Spectrum repack reimbursements	4	20	22	72
Other, net	6	5	10	9
Net cash flows used in investing activities	$(90)	$(27)	$(231)	$(98)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$74	$357	$947
Repayments of notes payable, commercial bank financing and finance leases	(15)	(17)	(400)	(945)
Dividends paid on Class A and Class B Common Stock	(16)	(14)	(46)	(49)
Dividends paid on redeemable subsidiary preferred equity	—	(7)	(4)	(32)
Repurchase of outstanding Class A Common Stock	—	(82)	—	(343)
Redemption of redeemable subsidiary preferred equity	—	(350)	—	(547)
Distributions to noncontrolling interests, net	(13)	(12)	(63)	(19)
Distributions to redeemable noncontrolling interests	—	—	(5)	(378)
Other, net	(20)	(59)	(44)	(75)
Net cash flows used in financing activities	$(64)	$(467)	$(205)	$(1,441)

Operating Activities

Net cash flows from operating activities decreased during the three months ended September 30, 2021, when compared to the same period in 2020, primarily related to higher payments for sports rights, partially offset by an increase in cash collections from Distributors. Net cash flows from operating activities decreased during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily related to higher payments for production and overhead costs, Distributor rebate payments, and payments for sports rights, partially offset by an increase in cash collections from Distributors.

Investing Activities

Net cash flows used in investing activities increased during the three and nine months ended September 30, 2021, when compared to the same periods in 2020. The increase is primarily related to lower spectrum repack reimbursements and higher investments made, offset by lower capital expenditures, the sale of WDKA and KBSI during the first quarter of 2021, Triangle during the second quarter of 2021, and four of our Seattle, WA radio broadcast stations during the third quarter of 2021.

Financing Activities

Net cash flows used in financing activities decreased during the three months ended September 30, 2021, when compared to the same period in 2020, primarily related to the redemption of the Redeemable Subsidiary Preferred Equity and the repurchase of Class A Common Stock during the third quarter of 2020. Net cash flows used in financing activities decreased during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily related to lower repayments of debt during 2021, as compared to the repayments of the draw on the STG and DSG revolving credit facilities during the second quarter of 2020, and the repurchase of class A Common Stock and the redemption of the Redeemable Subsidiary Preferred Equity during the first nine months of 2020.

In August and November 2021 our Board of Directors declared a quarterly dividend of $0.20 per share. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CONTRACTUAL CASH OBLIGATIONS

During the nine months ended September 30, 2021, we entered into agreements which increased estimated contractual amounts owed for program rights and content for the remainder of 2021, years 2022-2023, 2024-2025, and 2026 and thereafter by $26 million, $245 million, $215 million, and $157 million, respectively, as of September 30, 2021.

As of September 30, 2021, there were no other material changes to our contractual cash obligations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2021.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced an information technology security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news, sports and advertising content, digital products, and other business processes. Despite our security measures (including, employee training, multi-factor authentication, security information and event management, firewalls and testing tools, and backup and recovery systems), on October 17, 2021, we identified the following: (i) certain servers and workstations in our environment were encrypted with ransomware, (ii) disruption of certain office and operational networks as a result of the encryption, and (iii) indications that data was taken from our network. Promptly upon detection of the security event, senior management was notified and we began to implement incident response measures to contain the incident, conduct an investigation, and plan for restoring operations. Legal counsel, a cybersecurity forensic firm, and other incident response professionals were engaged, and law enforcement and other governmental agencies were notified. The investigation into the incident remains ongoing. While we have taken significant steps to contain the incident and have been working diligently to restore operations quickly and securely, there are still systems and services that have not yet been fully resolved and certain disruptions to our business and operations remain.

We expect that the security event will result in some loss of advertising revenue, primarily related to our broadcast segment, as well as costs and expenses related to mitigation efforts, our ongoing investigation and any security improvements resulting therefrom.

We recurringly identify cyber threats as well as vulnerabilities in our systems and work to address them. Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties, and these types of risks may be difficult to detect or prevent. We expect cyber attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.

Investigations of cyber attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them.

The occurrence of a cyber attack, breach, unauthorized access, misuse, ransomware, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, our employees, and third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties, significant intervention, reimbursement or other compensatory costs, significant costs to investigate the event, remediate vulnerabilities and modify our protective measures, or otherwise adversely affect our business, financial condition or results of operations. While we maintain insurance to cover losses related to cybersecurity risks and business interruption, such policies may not be sufficient to cover all losses.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Loan and Security Agreement, dated as of June 25, 2021, by and among Diamond Sports Finance SPV, LLC, Fox Sports Net, LLC, Credit Suisse AG, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and the lenders party thereto.

10.2
First Amendment to Loan and Security Agreement, dated as of September 15, 2021, by and among Diamond Sports Finance SPV, LLC, Diamond Sports Net, LLC (f/k/a Fox Sports Net, LLC), Credit Suisse AG, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and the lenders party thereto.

10.3
Assignment and Acceptance Agreement, dated as of November 5, 2021, by and between Credit Suisse AG, Cayman Islands Branch, as assignor, and Sinclair Broadcast Group, Inc., as assignee, and accepted by Credit Suisse AG, New York Branch, as administrative agent and Diamond Sports Finance SPV, LLC, as borrower.

10.4
Omnibus Amendment to Amended and Restated Loan Agreement & Purchase Agreement, dated as of November 5, 2021, by and among Diamond Sports Finance SPV, LLC, Diamond Sports Net, LLC (f/k/a Fox Sports Net, LLC), Sinclair Broadcast Group, Inc., as administrative agent and lender, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and certain persons identified therein as originators.

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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended September 30, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2021.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)