Form 10-K
period 2021-12-31
SINCLAIR BROADCAST GROUP INC
filed 2022-03-01
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

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

At June 30, 2021, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $1,655 million based on the closing sales price of $33.22 on the NASDAQ stock market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 23, 2022
Class A Common Stock	47,891,455
Class B Common Stock	23,775,056
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10,11,12,13, and 14) of this Annual Report on Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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

•The COVID-19 pandemic or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows, the economy, our advertisers, our leagues and teams, viewership, traditional multi-channel video programming distributors (MVPDs), such as cable and satellite providers; virtual MVPDs (vMVPDs, and together with MVPDs, "Distributors"), and their subscribers.
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
•We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.
•We could be adversely affected by labor disputes and legislation and other union activity.
•The effects of the economic environment could require us to record an asset impairment of goodwill and intangible assets.
•Unrelated third parties may bring claims against us based on the nature and content of information posted on our linear programming, social platforms and websites maintained by us.

•David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith (collectively, the Smiths) exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.
•Our advertising revenue can vary substantially from period to period based on many factors beyond our control. This volatility affects our operating results and may reduce our ability to repay debt, or service our debt, or reduce the market value of our securities.
•We purchase programming in advance based on expectations about future revenues. Actual revenues may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.
•We internally originate programming in advance based on expectations about future revenues. Actual revenues could fluctuate and may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.
•We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.
•We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of Federal Communications Commission's (FCC) indecency, children's programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.
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
•The long-term success of our local sports segment is dependent on the successful execution of our direct-to-consumer (DTC) strategy, which is subject to a number of risks and uncertainties.
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
•If the number of subscribers to Distributor services decreases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material adverse effect on our revenues.
•Our joint venture arrangements are subject to a number of operational risks that could have a material adverse effect on our business, results of operations and financial condition.
•Our local sports segment is substantially dependent on the popularity of the Major League Baseball (MLB), National Basketball Association (NBA), and National Hockey League (NHL) teams whose local media rights we control.
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

PART I
ITEM 1.            BUSINESS

Sinclair Broadcast Group, Inc. (the Company, or sometimes referred to as "we" or "our") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, regional and national sports networks, and digital platforms. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us.  Additionally, we own digital media products that are complementary to our extensive portfolio of television station and regional sports network related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

We are a Maryland corporation founded in 1986. Our principal executive offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030. Our telephone number is (410) 568-1500 and our website address is www.sbgi.net. The information contained on, or accessible through, our website is not part of this annual report on Form 10-K and is not incorporated herein by reference.

Segments

As of December 31, 2021, we have two reportable segments: broadcast and local sports. Our broadcast segment is comprised of our television stations, which are owned and/or operated by our wholly-owned subsidiary, Sinclair Television Group, Inc. (STG) and its direct and indirect subsidiaries. Our local sports segment is comprised of our regional sports networks, which are owned and operated by our subsidiary, Diamond Sports Group, LLC (DSG) and its direct and indirect subsidiaries. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within other. Other is not a reportable segment but is included for reconciliation purposes.

Broadcast

As of December 31, 2021, our broadcast segment primarily consisted of our broadcast television stations. We own, provide programming and operating services pursuant to local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (JSAs) and shared services agreements (SSAs)) to 185 stations in 86 markets. These stations broadcast 634 channels, including 238 channels affiliated with primary networks or program service providers comprised of:  FOX (56), ABC (40), CBS (31), NBC (25), CW (46), and MyNetworkTV (MNT) (40).  The other 396 channels broadcast programming from programming services including Antenna TV, Azteca, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, GetTV, Grit, MeTV, Rewind, Stadium, TBD, Telemundo, This TV, UniMas, Univision, Weather, and two channels broadcasting independent programming. Solely for the purpose of this report, these 185 stations and 634 channels are referred to as “our” stations and channels, and the use of such term shall not be construed as an admission that we control such stations or channels. Refer to our Television Markets and Stations table later in this Item 1. for more information.

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

We are one of the nation's largest producers of local news. We produce more than 2,500 hours of news per week at 126 stations in 81 markets. For the year ended December 31, 2021, our stations were awarded with 300 journalism awards, including 37 regional and one National RTDNA Edward R. Murrow awards and 77 regional Emmy awards.

Our broadcast segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from traditional multi-channel video programming distributors (MVPDs), which distribute multiple television channels through the internet without supplying their own data transport infrastructure; and other over-the-top (OTT) distributors that deliver live and on-demand programming over the internet, for the right to distribute our channels on their distribution platforms. We also earn revenues by selling digital advertisements on third-party platforms and providing digital content to non-linear devices via websites, mobile, and social media advertisements. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience. We attract most of our national television advertisers through national marketing representation firms. Our local television advertisers are primarily attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 600 marketing consultants and 80 local sales managers company-wide.

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

Television Markets and Stations. As of December 31, 2021, our broadcast segment owns and operates or provides programming and/or sales and other shared services to television stations in the following 86 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, D.C.	7	6	WJLA, WDCO-CD, WIAV-CD	ABC
Seattle / Tacoma, WA	11	6	KOMO, KUNS	ABC
Minneapolis / St. Paul, MN	14	5	WUCW	CW
Portland, OR	21	7	KATU, KUNP	ABC
St. Louis, MO	23	4	KDNL	ABC
Raleigh / Durham, NC	24	7	WLFL, WRDC	CW, MNT
Pittsburgh, PA	26	7	WPGH, WPNT	FOX, MNT
Baltimore, MD	27	8	WBFF, WNUV(c), WUTB(d)	FOX, CW, MNT
Salt Lake City, UT	29	10	KUTV, KMYU, KJZZ, KENV(d)	CBS, MNT, IND
Nashville, TN	30	10	WZTV, WUXP, WNAB(d)	FOX, MNT, CW
San Antonio, TX	31	10	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Columbus, OH	33	9	WSYX, WWHO(d), WTTE(c)	ABC, CW, MNT, FOX
Cincinnati, OH	35	8	WKRC, WSTR(d)	CBS, MNT, CW
Milwaukee, WI	36	4	WVTV	CW, MNT
Austin, TX	37	2	KEYE	CBS
Asheville, NC / Greenville, SC	38	8	WLOS, WMYA(c)	ABC, MNT
West Palm Beach / Ft Pierce, FL	39	14	WPEC, WTVX, WTCN-CD, WWHB-CD	CBS, CW, MNT
Las Vegas, NV	40	9	KSNV, KVCW	NBC, CW, MNT
Grand Rapids / Kalamazoo / Battle Creek, MI	41	3	WWMT	CBS, CW
Harrisburg / Lancaster / Lebanon / York, PA	42	3	WHP	CBS, MNT, CW
Oklahoma City, OK	44	7	KOKH, KOCB	FOX, CW
Birmingham / Tuscaloosa, AL	45	15	WBMA-LD, WTTO, WDBB(c), WABM	ABC, CW, MNT
Norfolk, VA	46	4	WTVZ	MNT
Greensboro / High Point / Winston-Salem, NC	47	7	WXLV, WMYV	ABC, MNT
Providence, RI / New Bedford, MA	51	4	WJAR	NBC
Buffalo, NY	52	7	WUTV, WNYO	FOX, MNT
Fresno / Visalia, CA	55	12	KMPH, KMPH-CD, KFRE	FOX, CW
Richmond, VA	56	5	WRLH	FOX, MNT
Mobile, AL / Pensacola, FL	57	12	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, IND, MNT
Wilkes-Barre / Scranton, PA	58	11	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Albany, NY	59	7	WRGB, WCWN	CBS, CW
Little Rock / Pine Bluff, AR	60	4	KATV	ABC
Tulsa, OK	61	5	KTUL	ABC
Dayton, OH	64	8	WKEF, WRGT(d)	ABC, FOX, MNT
Spokane, WA	66	4	KLEW	CBS
Des Moines, IA	67	4	KDSM	FOX
Green Bay / Appleton, WI	68	8	WLUK, WCWF	FOX, CW
Wichita, KS	70	19	KSAS, KOCW, KAAS, KAAS-LD, KSAS-LD, KMTW(c)	FOX, MNT
Roanoke / Lynchburg, VA	71	4	WSET	ABC
Omaha, NE	72	7	KPTM, KXVO(c)	FOX , MNT, CW
Flint / Saginaw / Bay City, MI	73	11	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Rochester, NY	75	7	WHAM(d), WUHF	ABC, FOX, CW
Charleston / Huntington, WV	77	8	WCHS, WVAH(d)	ABC, FOX
Portland, ME	78	7	WPFO(d), WGME	FOX, CBS
Columbia, SC	79	4	WACH	FOX
Madison, WI	80	4	WMSN	FOX

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Toledo, OH	81	4	WNWO	NBC
Syracuse, NY	83	6	WTVH(d), WSTM	CBS, NBC, CW
Chattanooga, TN	85	7	WTVC, WFLI(d)	ABC, CW, FOX, MNT
Champaign / Springfield / Decatur, IL	88	17	WICS, WICD, WRSP(d), WCCU(d), WBUI(d)	ABC, FOX, CW
Savannah, GA	90	5	WTGS	FOX
Charleston, SC	91	3	WCIV	MNT, ABC
Cedar Rapids, IA	92	8	KGAN, KFXA(d)	CBS, FOX
El Paso, TX	93	8	KFOX, KDBC	FOX, CBS, MNT
Boise, ID	98	8	KBOI, KYUU-LD	CBS, CW Plus
South Bend-Elkhart, IN	99	3	WSBT	CBS, FOX
Tri-Cities, TN-VA	100	7	WEMT(d), WCYB	FOX, NBC, CW
Myrtle Beach / Florence, SC	101	8	WPDE, WWMB(c)	ABC, CW
Greenville / New Bern / Washington, NC	102	8	WCTI, WYDO(d)	ABC, FOX
Lincoln and Hastings-Kearney, NE	104	9	KHGI, KWNB, KWNB-LD, KHGI-CD, KFXL	ABC, FOX
Reno, NV	105	9	KRXI, KRNV(d), KNSN(c)	FOX, NBC, MNT
Tallahassee, FL	107	8	WTWC, WTLF(d)	NBC, CW Plus, FOX
Johnstown / Altoona, PA	108	4	WJAC	NBC, CW Plus
Eugene, OR	116	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	CBS, NBC, CW Plus
Yakima / Pasco / Richland / Kennewick, WA	117	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW Plus
Traverse City / Cadillac, MI	118	12	WGTU(d), WGTQ(d), WPBN, WTOM	ABC, NBC
Macon, GA	120	3	WGXA	ABC, FOX
Peoria / Bloomington, IL	121	2	WHOI	TBD
Bakersfield, CA	125	8	KBFX-CD, KBAK	FOX, CBS
Corpus Christi, TX	130	4	KSCC	FOX, MNT
Amarillo, TX	132	10	KVII, KVIH	ABC, CW Plus
Chico-Redding, CA	133	18	KRCR, KCVU(d), KRVU-LD, KKTF-LD, KUCO-LD	ABC, FOX, MNT
Medford / Klamath Falls, OR	135	5	KTVL	CBS, CW Plus
Columbia / Jefferson City, MO	136	4	KRCG	CBS
Beaumont / Port Arthur / Orange, TX	145	8	KFDM, KBTV(d)	CBS, CW Plus, FOX
Sioux City, IA	148	13	KPTH, KPTP-LD, KBVK-LP, KMEG(d)	FOX, MNT, CBS
Albany, GA	158	4	WFXL	FOX
Gainesville, FL	161	8	WGFL(c), WNBW(c), WYME-CD(c)	CBS, NBC, MNT
Missoula, MT	162	8	KECI, KCFW	NBC
Wheeling, WV / Steubenville, OH	163	3	WTOV	NBC, FOX
Abilene / Sweetwater, TX	167	4	KTXS, KTES-LD	ABC, CW Plus
Quincy, IL / Hannibal, MO / Keokuk, IA	174	3	KHQA	CBS, ABC
Butte-Bozeman, MT	187	8	KTVM, KDBZ-CD	NBC
Eureka, CA	194	10	KAEF, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW Plus, MNT
San Angelo, TX	196	3	KTXE-LD	ABC, CW Plus
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		634

(a)Rankings are based on the relative size of a station’s Designated Market Area (DMA) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (Nielsen) as of September 2021.
(b)We broadcast programming from the following providers on our channels and the channels of our JSA/LMA partners:

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
ABC	40	30	August 31, 2022
FOX	56	41	December 31, 2023 through December 31, 2024
CBS	31	24	October 31, 2023 through December 31, 2024
NBC	25	17	December 31, 2024
CW	46	37	August 31, 2023 through August 31, 2024
MNT	40	31	August 31, 2023
Total Major Network Affiliates	238

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
Antenna TV	22	20	January 1, 2024
Azteca	2	1	August 31, 2020
Bounce	1	1	October 31, 2023
CHARGE!	81	72	(2)
Comet	86	71	(2)
Dabl	30	29	October 31, 2022
Decades	1	1	January 31, 2022
Estrella TV	1	1	September 30, 2022
GetTV	5	5	June 30, 2017
Grit	1	1	December 31, 2019
IND	2	2	N/A
MeTV	19	15	August 31, 2022 through August 1, 2024
Rewind	4	4	August 31, 2024
Stadium	44	41	January 1, 2024
TBD	79	68	(2)
Telemundo	1	1	December 31, 2022
This TV	1	1	November 1, 2014
UniMas	2	1	December 31, 2022
Univision	8	5	November 30, 2022
Weather	6	4	December 31, 2017
Total Other Affiliates	396

Total Television Channels	634

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

Local sports

On August 23, 2019, we completed the acquisition of the controlling interests in certain regional sports network brands and Fox College Sports (the Acquired RSNs) from The Walt Disney Company (Disney). See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion. In February 2019, we announced a joint venture with the Chicago Cubs that owns and operates Marquee Sports Network (Marquee), a regional sports network based in Chicago, Illinois. On August 29, 2019 we acquired a minority equity interest in the Yankee Entertainment and Sports Network (the YES Network), a regional sports network based in New York, New York. On March 31, 2021, the 21 Acquired RSNs were rebranded as 19 Bally Sports network brands (the Bally RSNs). We refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Through our RSNs and the YES Network, we own equity interests in the largest collection of regional sports networks in the United States, broadcasting approximately 5,000 professional sports games and producing approximately 25,700 hours of new content each year. As a result of the modified sports seasons due to the COVID-19 pandemic, a higher than average number of live sports games were played during the year ended December 31, 2021, therefore our RSNs and the YES Network broadcast approximately 5,500 professional sports games and produced approximately 30,000 hours of new content. Our RSNs and the YES Network are located in attractive, highly-populated geographic areas of the United States with significant local viewership and 45 of the most exciting professional sports teams. Our RSNs are a premier destination for local sports viewership, with premium live sports content reaching approximately 47 million subscribers nationally, excluding YES Network subscribers. Our RSNs and the YES Network have an extensive footprint that includes exclusive long-term agreements with 16 Major League Baseball (MLB) teams, 17 National Basketball Association (NBA) teams and 12 National Hockey League (NHL) teams. Within our RSN portfolio and the YES Network are 21 regional sports network brands (19 Bally RSNs, Marquee and YES Network). We generate revenues by distributing our networks to Distributors, and from the sale of advertising inventory.

As of December 31, 2021, our RSNs have relationships with the following professional teams.

MLB Teams	NBA Teams	NHL Teams
Arizona Diamondbacks	Atlanta Hawks	Anaheim Ducks
Atlanta Braves	Charlotte Hornets	Arizona Coyotes
Chicago Cubs	Cleveland Cavaliers	Carolina Hurricanes
Cincinnati Reds	Dallas Mavericks	Columbus Blue Jackets
Cleveland Guardians	Detroit Pistons	Dallas Stars
Detroit Tigers	Indiana Pacers	Detroit Red Wings
Kansas City Royals	Los Angeles Clippers	Florida Panthers
Los Angeles Angels	Memphis Grizzlies	Los Angeles Kings
Miami Marlins	Miami Heat	Minnesota Wild
Milwaukee Brewers	Milwaukee Bucks	Nashville Predators
Minnesota Twins	Minnesota Timberwolves	St. Louis Blues
San Diego Padres	New Orleans Pelicans	Tampa Bay Lightning
St. Louis Cardinals	Oklahoma City Thunder
Tampa Bay Rays	Orlando Magic
Texas Rangers	Phoenix Suns
San Antonio Spurs

As of December 31, 2021, we also hold a minority interest in the YES Network, which has long term agreements with the New York Yankees and Brooklyn Nets. We also own Fox College Sports which offers collegiate programming throughout the country.

Other

Owned Networks and Content

We own and operate Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows; the Tennis Channel International streaming service; Tennis Magazine, the sport’s largest print publication; and Tennis.com (collectively, Tennis), the most visited online tennis platform in the world.

We also own and operate various networks carried on distribution platforms owned by us or others, including: Comet, our science fiction network; CHARGE!, our adventure and action-based network; and TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America. We also have a majority ownership interest in Stadium, a network that brings together professional sports highlights and college games.

Our internally developed content, in addition to our local news, includes Ring of Honor (ROH), our professional wrestling promotion; The National Desk (The National Desk) with a morning edition hosted by Jan Jeffcoat and an evening edition hosted by Meagan O'Halloran; and Full Measure with Sharyl Attkisson (Full Measure), our national Sunday morning investigative and political analysis program.

Digital and Internet

STIRR, our national free, ad-supported DTC streaming app, offers live and on-demand content spanning entertainment, sports, and news. In 2021, STIRR continued to see increased viewership and expanded its offering of live, local news, additional local station content, and other brand name TV franchises and rolled out the newly designed electronic program guide to increase viewer content discovery. Since launch, total app downloads have increased 25% to approximately 8 million. Viewer engagement increased in 2021 as average viewing time grew to over 61 minutes per session and Sessions Per User increased by 35%. Also in 2021, STIRR City, STIRR’s local news channel, launched in the Minneapolis/St. Paul, St. Louis, Raleigh/Durham and Pittsburgh markets, bringing the total number of STIRR City stations to 82.

We earn revenues from Compulse, a marketing technology and managed services company, by licensing the platform to other media companies and agencies, as well as executing their digital media initiatives across search, social, programmatic, email and more.

NewsON is a free, ad-supported app that provides instant access to live or on-demand local news broadcasts, including non-Sinclair affiliate partners. Sinclair Digital Ventures focuses on investment in emerging digital technologies, ad tech, and digital content companies that support, complement, or expand the Company's businesses.

In November 2020, we entered into agreements for a long-term, enterprise-wide strategic partnership with Bally's Corporation (Bally's) to combine Bally's vertically integrated, proprietary sports betting technology and expansive market access footprint with our premier portfolio of local broadcast stations, RSNs, Tennis Channel, STIRR and digital and over-the-air television network Stadium. This partnership is expected to enhance the gamification of live sports to provide audiences interactive viewing experiences and drive legalized sports betting monetization. In connection with the agreement, we also received various equity interests in Bally's and branding integrations, including naming rights under the Bally's brand. See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 6. Other Assets within the Consolidated Financial Statements for further information.

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

Customers

In 2021, the broadcast and local sports segments had three customers, DirecTV, Charter Communications, and Comcast, that individually exceeded 10% of consolidated revenue. Any disruption in our relationship with these customers could have a material adverse effect on the broadcast segment, the local sports segment, and our results of operations.

Operating Strategy

Programming to Attract Viewership.  We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers.

Our stations seek to broadcast live, local, and national sporting events that would appeal to a large segment of the local community. Moreover, our stations produce local news at 126 stations in 81 markets. See News below for further discussion. Our stations also seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.

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

Our RSNs invest in producing popular sports programming, and measure audience engagement and needs to determine what our sports fans value most and to continue to work to deliver premier sports content in the markets in which we operate.

Our RSNs invest in technologies that improve the viewer experience of our loyal sports fans and that will help tell the "story" of a sports game and make our offerings more appealing to the viewer. Additionally, our broad rights position us to benefit from new viewing technologies as they are developed, such as virtual, augmented, and mixed reality. As these technological capabilities develop, we will invest in bringing them to our premium live sports content.

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

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in seven markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

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

Launched in January 2021, our original news program, The National Desk, provides viewers with a comprehensive, commentary-free look at the most impactful national news and regional stories throughout the day. The National Desk morning news edition is hosted by award-winning anchor Jan Jeffcoat with Cayle Thompson as the Live Desk anchor, giving viewers the news to start their day. In September 2021, The National Desk launched its evening edition, hosted by award-winning journalist Meagan O’Halloran with Eugene Ramirez as the Live Desk Anchor. The National Desk morning show and evening edition air on 76 of our stations in 65 markets and 64 of our stations in 60 markets, respectively, including MNT and CW, on STIRR, and across all of our news websites. Leveraging our expansive local news footprint, The National Desk elevates some of the most important stories occurring in cities and towns across the country. With reporters residing in the communities they cover, The National Desk has access to real stories from the perspectives of those they affect directly. The goal of The National Desk is to leverage these assets into a single news program for a national audience. The program also supplements expansive local coverage by bringing the most important national headlines to audiences. In December 2021, we launched TheNationalDesk.com featuring additional hours of breaking news, with content from The National Desk’s dedicated team of journalists as well as our newsrooms around the US.

We have a national investigative team of 15 journalists, plus more than 30 local investigative reporters. We plan to continue to grow our investigative footprint, and to provide in-depth stories not covered elsewhere.

We provide our viewers with "Town Halls," which bring together our viewers to discuss major local and national topics. In 2020, we produced 143 Town Halls, including debates and discussions on race relations and COVID-19. In 2021, we produced 162 Town Halls covering a variety of topics. We organized 14 political debates and our stations produced 12 discussions on crime, police funding, and the rights of the African American community, over 20 productions on COVID-19, and over 20 Baltimore Town Halls, focused in each Councilmanic District. Since launching our commitment to give a voice to our viewers, our Town Halls have produced over 990 hours to educate and address the needs of our audience.

In 2021, STIRR continued to see increased viewership and expanded its offering of live, local news, additional local station content, and other brand name TV franchises and rolled out the newly designed electronic program guide to increase viewer content discovery. Since launch, total app downloads have increased 25% to approximately 8 million. Viewer engagement increased in 2021 as average viewing time grew to over 61 minutes per session and Sessions Per User increased by 35%. Also in 2021, STIRR City, STIRR’s local news channel, launched in the Minneapolis/St. Paul, St. Louis, Raleigh/Durham and Pittsburgh markets, bringing the total number of STIRR City stations to 82. We also own NewsOn, a single app to watch live, local news on mobile and OTT devices.

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

Through our RSNs and the YES Network, we own equity interests in the largest collection of regional sports networks in the United States, located in attractive, highly-populated geographic areas with significant local viewership and 45 of the most exciting professional sports teams. Our RSNs are a premier destination for local sports viewership, with premium live sports content reaching approximately 47 million subscribers nationally, excluding YES Network subscribers. Our RSNs and the YES Network have an extensive footprint that includes exclusive long-term agreements with 16 MLB teams, 17 NBA teams and 12 NHL teams.

Tennis has certain telecast rights to the US Open, Wimbledon, Roland Garros (French Open), Australian Open, ATP World Tour events, WTA competitions, Laver Cup, and Billie Jean King Cup; and College and Junior events and exhibitions. Our stations also broadcast programming and other content provided by Tennis, and we provide access to certain events through our premium OTT offering, Tennis Channel Plus. Tennis also includes Tennis.com, the most visited online tennis platform in the world, and the Tennis Channel International streaming service, which has distribution in 8 countries, such as the U.K., India, the Netherlands and Greece. Tennis' complementary offerings allow us to provide greater and more in-depth tennis content to consumers on TV, internet, and print.

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

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, our stations have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2021 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming costs by creating original high-quality programming that is distributed on our broadcast platform.

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

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force, which is comprised of approximately 600 marketing consultants and 80 local sales managers company-wide. Excluding political advertising revenue, distribution revenues, and other revenues, 56% and 60% of net time sales were local for the years ended December 31, 2021 and 2020, respectively. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

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

Multi-Channel Broadcasting.  FCC rules allow television broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides our stations' viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2021, our stations have 449 multi-channels in our digital spectrum.

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

Improvement and Maintenance of Broadcast Infrastructure.  Our Acrodyne and Dielectric subsidiaries are leaders in servicing and manufacturing broadcast infrastructure. As a result, we maintain a strong infrastructure through which we provide high quality uninterrupted content on our stations. These subsidiaries are critical in the build-out of the infrastructure behind NEXTGEN TV for both our stations and other broadcasters.

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

As our consumers’ sports viewing habits continue to evolve, we need to be positioned to offer our products to our consumers in the manner in which they desire to interact with sports. Our mission is to build a transformative, participatory digital sports platform, anchored by the most exclusive and relevant live professional games that provides fans a year-round opportunity to engage with content and communities they are most passionate about. Through this platform, which will include rights granted to each of our RSNs, which rights are also made available to our Distributors, to stream games and affiliated content over the internet (commonly referred to as TV Everywhere), we intend to offer DTC products and services.

We have agreements with MLB, NBA and NHL whereby we have been granted in-market and outer market TV Everywhere rights for each of our RSNs. To have access to streaming, our customers must be authenticated by logging in either through our Bally Sports app or our Distributor’s app using the customers’ Distributor username and password. In addition, pursuant to the same agreements with the NBA and NHL described above, we have been granted in-market and outer market DTC rights for each of our RSNs to stream games and affiliated content over the internet. The DTC rights for MLB are held directly by the MLB teams, who may grant those rights to the RSNs as part of our team rights agreements (subject to approval by MLB as to the determination of fair market value secured by the applicable team for such rights). As of December 31, 2021, our RSNs have secured DTC rights for five MLB teams. We intend to leverage these DTC rights as part of our DTC strategy. As part of our DTC strategy, we intend to work with MLB and seek to acquire DTC rights from teams with whom we have existing rights agreements.

The primary product, a streaming subscription, is expected to launch in the first half of 2022 and would make available certain of the content currently broadcasted on our RSNs on a subscription basis. In addition, during the second half of 2022, we plan to offer a features-only subscription. This product would include content offerings that do not include live MLB, NBA, or NHL games. Both of these products are expected to be available in monthly and annual plans. Our goal is to offer our consumers greater freedom, choice, and flexibility in terms of the content they want to receive.

Building a participatory platform also positions us to offer products and services in large and growing markets, including ecommerce, merchandising, digital collectibles, non-fungible tokens (NFTs), and “watch & play” gaming-oriented partnerships.

Additionally, we have continued to develop business opportunities, products, and services associated with NEXTGEN TV as discussed under Development of Next Generation Wireless Platform below.

Our RSNs seek to maximize growth of our advertising revenue. We believe that through higher quality non-game programming and multiplatform offerings, we will be able to drive incremental improvements in our RSNs' advertising revenues. We believe political advertising, which historically has been a relatively small portion of our RSNs' advertising revenues, could be an avenue to grow advertising dollars given our RSNs' large viewing audiences. Our live sports content is appealing to both national and local advertisers and is diverse across industries. In addition, we believe that the legalization of sports betting provides incremental opportunities for the business to generate higher advertising revenue due to increased advertising spend from certain customers, increased viewer engagement ratings, creation of the Bally Sports app and optimization of digital impressions.

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

Strategic Realignment of Media Portfolio.  We routinely review potential media acquisitions, dispositions, and swaps, or develop original networks and content. We expect to continue to assess acquisition and investment opportunities to complement our existing stations, RSNs, and other businesses. As we evaluate potential acquisitions and investments, we intend to focus on making disciplined, accretive acquisitions and investments that will complement our existing portfolio of television stations and RSNs while providing increased scale. At any given time, we may be in discussions with one or more media owners.

Digital and Internet Expansion of Broadcast Segment. Our digital properties, Compulse, STIRR, and NewsOn are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand our digital capabilities and non-linear footprint.

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
NEXTGEN TV will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic Internet Protocol (IP) based pipe, we also will be able to distribute data including text, audio, video, and software. While our one-to-many architecture will remain a strength, we will be able to deliver “the last mile” from program/data origination to the consumer's receiver device across a more robust system, connect legacy ATSC 1.0 televisions to NEXTGEN TV using broadcast hot spots and wi-fi functionality, and provide compatible data-offload service offerings in conjunction with certain 5G platforms. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic-targeted advertising; customizable content; better measurement and analytics; the ability to interface with devices connected to the Internet; flexibility to add streams as needed; substantially enhanced picture quality with immersive audio; connectivity to automobiles, including 3D mapping, telematics and infotainment; geo-location services; enhanced GPS; distance e-learning; data wholesale models; and other content delivery networks. Conditional access capabilities also permit broadcasters to offer secure “skinny-bundle” pay services as well as various video-on-demand type offerings. In addition, NEXTGEN TV provides new emergency and information capabilities, including advanced alerting functions which can provide crucial rich media including evacuation routes and device wake-up features. All of these features will be available to mobile and portable devices, allowing us to reach viewers virtually anywhere. In January 2020, we announced the formation of CAST.ERA, a joint venture with SK Telecom, focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.
In order to bring this technology to the market, we have partnered with technology leaders to develop broadcasting solutions and services in the U.S. and globally. We have also formed a joint venture with other broadcasters, BitPath, to promote spectrum efficiency and innovation, aggregate and monetize underutilized spectrum capacity over which to deliver national services, and create opportunities such as robust video and data exchange. We continue to work with other NEXTGEN TV stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NEXTGEN TV and 5G data delivery, and design NEXTGEN TV receiver chips for mobile, portable and fixed devices. We expect the implementation and adoption of NEXTGEN TV to occur over the next three years. In 2020, we and the industry began deployment of NEXTGEN TV capabilities on some of our own television facilities and in conjunction with other station operators in our markets, as well as non-Sinclair markets. To date, NEXTGEN TV is broadcasting in more than 40 markets, including 23 of our markets, covering 45% of the U.S. population and is expected to reach 75% of U.S. households by the summer of 2022. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models.
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

In the last completed license renewal cycle, all of our stations' license renewal applications were granted for the maximum term permitted. The current television license renewal application cycle began on June 1, 2020. On September 1, 2020, an individual filed a petition to deny the license renewal application of our Baltimore, MD station, WBFF(TV), and the renewal applications of two Baltimore stations with which we have a JSA or LMA, WUTB(TV) and WNUV(TV). We filed an opposition to the petition on October 1, 2020 with respect to WBFF(TV), and the petition remains pending at this time. We cannot predict when the FCC will take action on the petition or what the outcome of such action will be. To date, we have timely filed all renewal applications due for our stations during this renewal application cycle.

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

We and our subsidiaries are domestic entities, and the members of the Smith family (who, as of December 31, 2021, together hold approximately 80.3% of the common voting rights of Sinclair) are all United States citizens. Our articles of incorporation contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the articles of incorporation, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule and Newspaper / Broadcast Cross-Ownership Rule. Until February 2018, the FCC’s rules (i) limited the combined number of television and radio stations a party could own in a market to up to two television stations and six radio stations, depending on the number of independent media voices in the market (radio/television cross ownership rule), and (ii) prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market (newspaper/broadcast cross ownership rule). On November 20, 2017, the FCC released an Order on Reconsideration (Ownership Order on Reconsideration) that, among other changes, eliminated the radio/television cross-ownership rule and the newspaper/broadcast cross-ownership rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit’s decision on April 1, 2021 and the Ownership Order on Reconsideration is currently in effect.

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

The majority of the stations we own and operate, or to which we provide programming services, are UHF. With the UHF discount, our current reach (for FCC purposes) is approximately 24% of U.S. households. See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount.

Local Television Ownership Rule. A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market (local television ownership rule) only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market (the top-four rule). The Ownership Order on Reconsideration modified the top-four rule to permit parties to own up to two top-four rated stations in the same market on a case-by-case basis.

Local Marketing and Outsourcing Agreements

Certain of our stations have entered into agreements with other stations in the same market, through which we provide programming and operating services pursuant to LMAs or provide sales services and other non-programming operating services pursuant to outsourcing agreements, such as JSAs and SSAs. LMAs are attributable where a licensee holds an attributable interest in a television station and (i) programs more than 15% of the weekly broadcast hours and/or (ii) sells more than 15% of the weekly advertising time on another television station in the same market. LMAs existing prior to November 5, 1996, which include all of our LMAs, are currently grandfathered until further FCC action. If the FCC were to eliminate the grandfathering of these LMAs, we would have to terminate or modify these LMAs. JSAs and SSAs currently are not attributable.

In August 2016, the FCC completed both its 2010 and 2014 Quadrennial Regulatory Reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs under certain circumstances. Certain existing JSAs were later grandfathered until 2025. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see Changes in rules on local marketing agreements under "The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets." within Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National

Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

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

On January 4, 2019, the Company received three civil investigative demands (CIDs) from the Antitrust Division of the DOJ. We believe the DOJ has similar civil investigative demands to other companies in our industry. In each CID, the DOJ requested that the Company produce certain documents and materials relating to JSAs in a specific DMA. On July 1, 2021, the Department of Justice Antitrust Division advised the Company that it had closed the JSA investigation with respect to the Company without action.

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

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC's then-Chairman Wheeler announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the Rulemaking or take other action.

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

Digital Television

FCC rules provide that television broadcast licensees may use their digital television (DTV) channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party. These rules could impact the profitability related to ancillary or supplementary services provided as discussed within Development of Next Generation Wireless Platform under Operating Strategy above. In addition, possible new rules with respect to multicasting as discussed within Other Pending Matters below could impact the way we currently use our DTV channels and the services we are able to offer on those channels.

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

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of NEXTGEN TV and adopting rules to afford broadcasters flexibility to deploy NEXTGEN TV based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. The Report and Order took effect on March 5, 2018, except for certain rules that required approval from the Office of Management and Budget which became effective on July 17, 2018. On June 3, 2020, the Commission adopted the Second Report and Order and Order on Reconsideration, providing additional guidance to broadcasters deploying NEXTGEN TV. Rule changes associated with the Second Report and Order and Order on Reconsideration became effective on August 17, 2020. On November 9, 2020, the National Association of Broadcasters filed a Petition for Declaratory Ruling and Petition for Rulemaking requesting that the FCC (1) clarify that its existing regulatory framework for the hosting of simulcast primary programming streams also applies to simulcast multicast streams, and (2) expand the application of these rules to cover the transmission of ATSC 1.0 multicast streams regardless of whether those streams are simulcast in ATSC 3.0. On November 5, 2021, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on these multicast host station licensing issues. Comments are due by February 11, 2022 and reply comments are due by March 14, 2022. We cannot predict what the outcome of the proceeding will be.

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

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC reassigned some stations to new post-auction channels. Full-power and Class A stations were expected to complete the transition to their post-auction channels in one of ten phases between November 30, 2018 and July 3, 2020. All of our stations have transitioned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. Congress allocated an additional $1 billion to the reimbursement fund in the FCC Reauthorization Act of 2018. See Broadcast Incentive Auction under Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion of our participation, results, and post-auction process.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules, pursuant to the statutory requirement that the FCC review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” The proposed rulemaking generally seeks comment on, among other things, whether the, the local television ownership rules (including the top-four rule and the eight voices test), should be retained, modified, or eliminated. With respect to the local television ownership rule specifically, among other things, the proposed rulemaking seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the proposed rulemaking examines further several diversity related proposals raised in the 2014 Quadrennial Regulatory Review. The extended public comment period closed on October 1, 2021, and the rulemaking remains pending.

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

Advertising rates are based upon factors which include the size of the market in which the station and RSNs operate; a program or team's popularity among the viewers that an advertiser wishes to attract; the number of advertisers competing for the available time; the demographic makeup of the market served by the station and RSNs; the availability of alternative advertising media in the DMA; the aggressiveness and knowledge of the sales forces in the market to call on and understand their client’s need; and development of projects, features, and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within the stations' and RSNs' markets.

Further, the competition of obtaining distribution is highly competitive. Our stations and RSNs face competition from other television stations and cable networks for the right to be carried by a particular distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once one of our stations or RSNs obtains distribution, that network competes for viewers not only with the other channels available through the distributor, but also with over-the-air television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print, streaming services, and other sources of media and information, sporting events and entertainment. Important to our success in each area of competition the station and RSNs faces are the price the station or RSNs charges for its carriage; the quantity, quality and variety of programming offered and the effectiveness of its marketing efforts.

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

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming. Telecommunication companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes.  Additionally, OTT services allow consumers to consume programming on-demand through access to the Internet and without a subscription with a Distributor. We continue to compete with the OTT services for viewership.

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

The DTC products and services we intend to offer through our local sports segment represents a new consumer offering for which we have limited prior experience. There is intense competition among subscription services, including increasing competition in sports-related subscription offerings. As a result, our success will be dependent on a number of factors, including our ability to acquire DTC rights from the 11 MLB teams with which we currently do not have DTC rights; our ability to appropriately price our subscription offerings to optimize the DTC opportunity, while not contributing to further increases in the loss of subscribers to our RSNs; offering high quality content and programming as part of our subscription packages, including creating or acquiring new content to compliment live games; and ensuring a high level of consumer engagement, which is necessary for us to maximize participation-based revenue.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE ACTIVITIES AND PRACTICES

We have a long history of supporting environmental, social, and governance (ESG) activities and, in the past few years, we have taken steps to better measure and quantify our progress in these areas. In addition to our ESG Committee, which is made up of executive leadership, we have also formed working groups in the areas of sustainability, employee experience, and diversity and inclusion.
Human Capital

We believe that our ability to attract and retain the best employees is a cornerstone of our vision of connecting people with content everywhere. As of December 31, 2021, we had approximately 11,500 employees, including part-time and temporary employees. Approximately 1,800 employees are represented by labor unions under certain collective bargaining agreements.

In 2021, we were named one of the Baltimore Sun's 2021 Top Workplaces, an award granted annually to the most dynamic and supportive local companies, based solely on independent employee surveys. We were honored as a Top Workplaces award winner in the large employer category for companies with 400+ employees in the Baltimore region, as well as a 2021 Top Workplace for Managers as a place where employees can learn, grow, and be supported and mentored by their managers at various levels throughout the company.

Corporate Culture. We are committed to maintaining a safe, ethical, and harassment free workplace. We recognize that our success as a team, and in our communications with one another, is grounded in our ability to trust team members to be fully engaged and to do the right thing. We support trusting relationships by offering clear guidance, structure, resources, and accountability. To this end, we maintain governance policies that apply to all of our directors, officers, and employees, including a code of business conduct and ethics, employee safety program, and no harassment and open-door policies. These policies are intended to help identify, provide mechanisms for reporting, and provide a framework for solving potential issues. These policies are reviewed and updated by management, together with the Board, as our needs grow and change and upon stakeholder feedback and changes in applicable laws, regulations, and stock exchange requirements.

We value and support diversity and inclusion at all levels. Diversity and inclusion have been fundamental from our very beginning and we take pride in being an equal opportunity employer. Diversity, inclusion, equal employment opportunity, and strong anti-discrimination policies go hand-in-hand. Our Diversity and Inclusion Statement establishes clarity and alignment throughout our organization, at all levels, regarding how we connect with each other by embracing diversity and promoting inclusion among our employees, viewers, and customers. All employees are asked to honor the intent of our Diversity and Inclusion Statement in their daily activities and decisions and are required to take part in workplace diversity training.

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

In the past year, we formed the Employee Experience and Diversity and Inclusion working groups, developed mission statements for these areas, and emphasized focus on best practices to attract, retain and develop employees. We increased our recruiting outreach efforts to historically black colleges and universities, launched an employee reward and recognition program, and are in the process of filling our diversity-focused position of Culture and Talent Development Manager.

Employee Engagement. We regularly gather feedback from employees to gain an understanding of and improve our employee experience and to foster an engaged workforce. This feedback is used to help create new, and refine existing, employee related programs and processes. Recently, we gathered results from a company-wide Remote Work Survey in order to gain insights about our business during the COVID-19 pandemic. 90% of responding employees agreed that they have been well-supported during the COVID-19 pandemic. In our 2021 "Sinclair Voice of the Employee Survey," 83% of our employees reported that they are happy in their job and 84% felt like they are able to balance their work and other priorities in life.

Our Innovation project is a strategic lever that drives revenue, reduces waste, and engages employees to serve our customers and shareholders as a pioneer in the industry. We believe that the "next big idea" could come from anyone, anywhere and so, in 2020 began an effort to gather innovation ideas from employees company-wide. At our fourth annual Innovation Summit in December 2021, we brought together over 150 innovators to learn, expand our thinking, celebrate, and spark new and different ideas.

Health, Safety, and Wellness. The health, safety, and wellness of our employees is vital to our success. We maintain and continuously enhance affordable health care and recently reduced the waiting period for benefits to begin for new employees, improved paid time off benefits, and expanded the use of sick leave to allow for when employees cannot work due to child or dependent care issues. We continuously work to improve our practices, policies, and benefits to make meaningful impacts on our employees professional and personal lives. We also sponsor an employee assistance program aimed at enhancing the physical well-being, as well as the financial and mental well-being, of our employees.

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

Compensation. Our employee compensation includes market-competitive pay, a 401(k) plan, an employee stock purchase plan, healthcare benefits, paid time off and family leave, and employer paid life and disability insurance. We continue to improve our compensation offerings. In the last few years, we increased the number of hours of eligible vacation time rollover, increased our 401(k) match for all employees, and increased our minimum hourly wage to $15 for all applicable employees, including all employees whose minimum wage was previously tied to state and federal mandates. In 2022, we again offered our employees the opportunity for additional time off through the Vacation Exchange Program. In response to the COVID-19 pandemic, in 2020 we allowed eligible employees to cash out up to 40 vacation hours to assist with family hardships and we established a multimillion-dollar emergency fund to provide support to our RSNs freelancers, as the cancellation of certain live sports deprived these freelancers of work.

Social Responsibility

As a local news broadcaster, we believe it is our responsibility to raise issues of local importance, through deep investigative reporting at our stations, and provide critical and relevant information to our viewers, including crucial news updates during potentially life-threatening situations when our viewers need them most. During 2021, our stations received 300 journalism awards, including 77 regional Emmy awards, and 37 Regional and one National RTDNA Edward R. Murrow awards which are awarded to recognize local and national news stories that uphold ethics, demonstrate technical expertise, and exemplify the importance and impact of journalism as a service to the community. We provide our viewers with "Town Halls," which bring together our viewers to discuss major local and national topics. In 2021, we produced 162 Town Halls covering a variety of topics. We organized 14 political debates and our stations produced 12 discussions on crime, police funding, and the rights of the African American community, over 20 productions on COVID-19, and over 20 Baltimore Town Halls, focused in each Councilmanic District. Since launching our commitment to give a voice to our viewers, our Town Halls have produced over 990 hours to educate and address the needs of our audience.

We believe it is our responsibility to get involved in our local communities. During 2021, we partnered with the Salvation Army to raise funds for those impacted by tornadoes through the "Sinclair Cares: Tornado Relief" campaign and to urge our viewers to help increase U.S. blood supplies by donating blood, time, or financial contributions through the "Sinclair Cares: Roll Up Your Sleeves" campaign. Our partnership with the Salvation Army will continue into 2022 with events to raise funds for local communities in need. Through the "Sinclair Cares: Supporting All Veterans" campaign, we partnered with Disabled American Veterans (DAV) to encourage our viewers and employees to support veterans in their communities or provide financial contributions to help DAV offer free support services to more than a million veterans across the U.S. each year. Our stations and regional sports networks also sponsor countless philanthropic campaigns and events such as health expos, parades, and blood drives in their local markets and contribute to local charities. We encourage not only our stations and regional sports networks, but also our employees to engage in the communities in which we serve and live. Through our continued partnership with the Salvation Army and over 360 local partner organizations in the communities in which we operate, and with the support of our local TV stations, regional sports networks, and digital properties, we helped to raise over $38 million in 2021 for non-profit organizations, schools, agencies, and local disaster relief, including our direct donations of more than $600 thousand; collected more than 3.4 million pounds of food; provided more than 1.5 million meals; and collected toys, backpacks, school supplies, units of bloods, and coats for those in need. In addition, we donated more than 1,500 hours, or approximately $13.0 million, of airtime.

In 2016, we established our Diversity Scholarship Fund to provide support to college students demonstrating a promising future in the broadcast industry. In 2021, we selected seven winning applicants for the scholarship. Since launching, Sinclair has distributed more than $100,000 to students from underrepresented minority groups who need financial assistance to complete their education.

Environmental Responsibility

Our business primarily relates to providing content to consumers digitally, so while we are not responsible for much in the way of direct emissions from controlled sources, we are a significant user of electricity and do recognize that we all have a role to play in protecting the environment. We have accelerated actions within our organization to lessen our use of electricity over time and to measure and eventually report on our electricity usage. Our sustainability group is tasked with finding ways to help lower our carbon footprint through lowering our electricity consumption, purchasing greener supplies, and recycling. One such initiative is the efforts we are undertaking in proactively replacing our existing lighting with LED lighting, which has the potential to provide approximately 14 Gigawatt hours of annualized energy savings. We are also in the process of replacing HVAC equipment and transmitters, which are also expected to generate meaningful electricity savings. Since 2017, we have installed 105 new, energy efficient television transmitters, which are typically 25% more energy efficient than the units that they replace and generate less waste heat, and are currently installing, or have plans to install, an additional 44 during 2022 and 2023. Throughout the organization, we are seeking to reduce the use of paper products and, whenever possible, recycling paper, electronics, and other items. We were one of only 19 organizations recently recognized by Office Depot for being a leader in green purchasing, recognizing our high degree of expenditures with eco-friendly attributes such as recycled content, energy-efficiency, and reduced use of harsh chemicals. In 2021, we launched a contest within the Company to collect ideas from all our employees on ways that we can positively impact the environment and promote sustainability. The winning idea, as voted on by the employees, was to implement a battery recycling program. We are starting a pilot program at a number of our stations to recycle batteries and, if the pilot proves successful, hope to roll out a battery recycling program across the Company by the end of 2022.

In addition to our direct efforts to reduce our impact on the environment, we produce high quality news to increase our viewers' general awareness of environmental issues and programs by providing them information on how they can participate in improving environmental sustainability.

Governance

Sinclair takes corporate governance and responsibilities to its stakeholders very seriously. We remain committed to finding the best representation to drive success in the organization in the years ahead. Diversity of thought, skills, background, and experience are important elements the Company looks for in its leadership team. In 2021, we took a number of actions to strengthen the governance of our company. We hired a Chief Compliance Officer and made some changes to our Board of Directors structure, including adding a regulatory committee and a nominating and corporate governance committee. We also announced our intent to increase the size of our Board by two members, from nine to eleven, to reflect further diversity and independence as we move forward in an evolving industry. One of the two positions was filled by Laurie Beyer in 2021, a new independent director and our first female Board member.

Cybersecurity is a governance risk that remains a high priority. Both before and after the ransomware incident in October 2021 described under Item 1A. Risk Factors - We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations, we made investments and took steps to enhance our existing cybersecurity measures and governance. We hired our first Chief Information Security Officer to lead our information security program across all business functions. We implemented an endpoint detection and response tool, engaged an additional cybersecurity firm to provide continuous monitoring of our network, and deployed additional technical safeguards. We instituted security evaluation measures for our vendors, developed and deployed metrics and methods to measure the efficacy of our cyber security initiatives and data, and launched a new security training and awareness platform. We have recently increased the frequency of our security training, are strengthening our security incident management policies, and are currently shaping a data protection initiative for upcoming deployment in 2022. Since the ransomware incident, our Board of Directors formed a cybersecurity subcommittee to provide greater oversight of the Company’s cybersecurity measures and preparedness. The cybersecurity subcommittee has received regular updates from Company management regarding the status of the response efforts and future cybersecurity plans, enabling the subcommittee to provide oversight of those issues. The Company is continuing to execute its plans to strengthen its existing cybersecurity defenses and intends to make further investments.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Over the course of 2020, 2021, and continuing into 2022, the COVID-19 pandemic and measures put in place to prevent the spread of the virus has had a significant negative impact on the global economy, including many industries in which our customers operate, curtailing advertising revenue. The pandemic has also resulted in disruptions to professional sports resulting in fewer games produced during the year, which negatively impacted advertising and distribution revenue.

The impact of COVID-19 on future periods will depend significantly on the duration and potential cyclicality of the health crisis, the related public policy actions taken by federal, state, and local governments to limit the length and severity of the global economic slowdown, and the timing for, and success of, the COVID-19 vaccination program. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations and cash flows due to, among other factors:

•the suspension, and possible cancellation, of some or all of the MLB, NBA and NHL regular seasons and/or playoffs, and tennis tournaments;

•the requirement of our RSNs to pay professional sports team minimum rights fees, but thereafter being unable to obtain rebates from sports teams for fewer games played;

•the need to reimburse Distributors’ affiliation fees related to canceled professional sporting events;

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

•the significant disruption to the operations of the professional sports leagues, Distributor subscriptions and carriage agreements, and the macroeconomy caused by COVID-19 may result in the recognition of further impairment charges on our definite-lived intangible assets;

•we may be unable to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, and increase our future interest expense;

•the financial impact of COVID-19 could negatively affect our future ability to pay dividends, and comply with financial and other covenants of the term loans and revolving credit agreements of STG and DSG (individually, the STG Bank Credit Agreement and the DSG Bank Credit Agreement, and together, the Bank Credit Agreements), the indentures governing STG’s and DSG’s outstanding notes, and the accounts receivable securitization facility (A/R Facility), and the failure to comply with such covenants could result in a default that accelerates our obligation to repay such indebtedness;

•the potential effects of COVID-19 on our workforce, including the impact in our operations because employees either contract COVID-19 or leave the workforce, increased health care costs, increased wages due to wage inflation and an inability to attract and retain a quality workforce; and

•cybersecurity and operational risks as a result of work-from-home arrangements.

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

During the last few years, the number of subscribers to Distributor services in the United States has been declining, and the rate accelerated in 2021, as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news, sports and other entertainment, including through the so-called “cutting the cord” and other consumption strategies. The Distributor subscriber decline has led to a decline in subscribers from some of our stations and networks. For example, subscribers of the Acquired RSNs (excluding YES Network) fell by high single digits percent during the year ended December 31, 2021 on a same Distributor basis. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks.

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

New technology and the subdivision of markets

Distributors are developing or have developed new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store, and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen or Comscore and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations for live viewing Digital Video Recording playback are limited to seven days past the original air date. Additionally, in most markets, no credit is given for online viewing. The effects of new ratings data methodologies, many of which are used in our markets, and the ability of such methodologies to be a reliable standard that can be used by advertisers is still under review for accreditation from the Media Rating Council (“MRC”). Local audience measurement has been severely impacted by the COVID-19 pandemic. Nielsen relies heavily on in-person recruitment and maintenance and social distancing guidelines have not allowed for proper sample maintenance. As a result, panels have become skewed, unbalanced, and less reliable. Due to this issue, MRC accreditation for certain data have been put on hiatus as Nielsen works to correct their local panels.

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

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELA Reauthorization Act of 2014 to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the Commission will terminate the rulemaking or take other action.

The FCC rules governing “good faith” retransmission consent negotiations provide that, among other things, it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

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

Our success depends in part on our ability to maintain and monetize the material intellectual property rights in our programming, technology, digital and other content. Our intellectual property rights may be infringed upon by unauthorized usage of original broadcast content, RSNs telecast feeds (including, without limitation, live and non-live content) and other content for which the RSNs and/or the applicable league/team hold copyright ownership or distribution rights. Such unauthorized usage may occur on any and all distribution platforms, including, without limitation, linear and streaming services. Additionally, our intellectual property rights may be further infringed upon by third-party unauthorized distribution of original broadcast content, game content and/or highlights on social media platforms on a live or near live basis. Third-party licensors of content may infringe upon our intellectual property rights by not complying with content distribution rules, local territory blackout rules and RSNs distribution exclusivity windows.

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

We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.

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

The cybersecurity incident identified on October 17, 2021 resulted in the loss in the fourth quarter of 2021 of approximately $63 million of advertising revenue, primarily related to our broadcast segment, as well as approximately $11 million through the date of filing this Form 10-K in costs and expenses related to mitigation efforts, our ongoing investigation and the security improvements resulting therefrom. However, we did not pay the ransom that was being sought as a result of the cybersecurity incident.

These amounts exceed the limits under our insurance policies and thus, based on the known effects of the cyber incident, the Company estimates that the cyber incident has resulted in approximately $24 million of unrecoverable net loss through the date of filing this Form 10-K. However, there can be no assurance that the insurance policies will pay their full coverage or the timing of such reimbursements. In addition, the Company may incur additional cyber incident response costs, and the estimated unrecoverable net loss above does not include an estimate of any liability the Company may have in the event that litigation or regulatory proceedings result from the incident.

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

The occurrence of a cyber attack, breach, unauthorized access, misuse, ransomware, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, our employees, and third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties, significant intervention, reimbursement or other compensatory costs, significant costs to investigate the event, remediate vulnerabilities and modify our protective measures, or otherwise adversely affect our business, financial condition or results of operations. While we maintain insurance to cover losses related to cybersecurity risks and business interruption, such policies, as was the case with respect to the October 2021 cybersecurity incident, may not be sufficient to cover all losses of this incident or any future incidents.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements. Approximately 1,800 of our employees and freelance employees are represented by labor unions under collective bargaining agreements. If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time. Our stations and RSNs also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts, such as the current MLB lockout, which could adversely affect our advertising revenues, results of operations and result in rebates to our Distributors for not meeting minimum game thresholds. The amounts paid under our sports rights agreements could be negatively impacted by rising professional player salaries, collective bargaining agreements or changes in the league mandated salary caps. Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

The effects of the economic environment could require us to record an asset impairment of goodwill, indefinite-lived and definite-lived intangible assets.

We are required to evaluate our goodwill, indefinite-lived and definite-lived intangible assets for impairment. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. In the performance of our annual goodwill and indefinite-lived intangible asset impairment assessments we have the option to qualitatively assess whether it is more likely-than-not that the respective asset has been impaired. If we conclude that it is more-likely-than-not that a reporting unit or an indefinite-lived intangible asset is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or indefinite-lived intangible asset to its respective carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis. We evaluate our definite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In the event we identify indicators that these assets are not recoverable, we evaluate the recoverability of definite-lived intangible assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis. During the year ended December 31, 2020, with respect to our local sports segment, as a result of the loss of three Distributors, existing Distributors experiencing elevated levels of subscriber erosion which we believe was influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the then-current economic environment, the COVID-19 pandemic and related uncertainties, we performed a quantitative impairment test related to goodwill and evaluated the recoverability of our definite-lived intangible assets, which resulted in the recording of non-cash impairment charges of approximately $4,264 million. During the year ended December 31, 2021, we did not identify any indicators that our definite-lived intangible assets may not be recoverable or that our goodwill or indefinite-lived assets were impaired. However, future losses of Distributors, continued elevated level of subscriber erosion, failure to execute on our DTC strategy and any other factors that cause a deterioration in our financial results could result in future impairments charges. For additional information regarding impairments to our goodwill and intangible assets, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements.

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

As of December 31, 2021, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith hold shares representing approximately 80.3%of our common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of our stockholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions. The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share. Our Class A Common Stock has only one vote per share. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as transfers effected for estate planning purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. In addition, the Smiths hold four of our board of directors' seats and, therefore, have the power to exert significant influence over our corporate management and policies. The Smiths have entered into a stockholders' agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025.

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

•the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the presidential election (as was the case in 2020), historically have represented a large portion of our advertising revenue; for the year ended December 31, 2021 (a non-political year), political advertising represented 4% of our advertising revenue; for the year ended December 31, 2020 (a political year), political advertising represented 27% of our advertising revenue;

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

We purchase programming in advance based on expectations about future revenues. Actual revenues may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.

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

We internally originate programming in advance based on expectations about future revenues. Actual revenues could fluctuate and may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.

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

The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees. The amount and quality of programming provided by each network varies. See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels as of December 31, 2021.

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

From time to time, we may be the subject of an investigation from governmental authorities. For example, as described more fully under The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets below, on January 4, 2019, the Company received three civil investigative demands (“CIDs”) from the Antitrust Division of the DOJ relating to JSAs in a certain DMAs. Although, on July 1, 2021, the Department of Justice Antitrust Division advised the Company that it had closed the JSA investigation with respect to the Company without action, there can be no assurance that in the future an investigation for a similar matter will not lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations.

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

As discussed in Local Marketing and Outsourcing Agreements under Federal Regulation of Television Broadcasting within Item 1. Business, in August 2016, the FCC issued the Ownership Order to provide for the attribution of JSAs where two television stations are located in the same market and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs that existed prior to March 31, 2014, were allowed to remain in place until October 1, 2025. In 2017, in its Ownership Order on Reconsideration, the FCC eliminated the JSA attribution rule. On appeal, the Third Circuit vacated and remanded the Ownership Order on Reconsideration. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit’s decision on April 1, 2021 and the Ownership Order on Reconsideration (including elimination of the JSA attribution rule) is currently in effect. We have entered into outsourcing agreements (such as JSAs) whereby 34 stations provide various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets. For additional information, refer to Television Markets and Stations within Item 1. Business. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into LMAs pursuant to which we may provide programming to and sell advertising on a separately owned television station serving the same market. The FCC attributes LMAs to the programmer if the programmer provides more than 15% of a station’s weekly broadcast programming; provided, that, LMAs entered into prior to November 5, 1996, including ours, are currently exempt from attribution. The FCC may review these exempted LMAs in the future and if it determines to terminate or modify the exempt period and make all LMAs fully attributable we will be required to terminate or modify our exempted LMAs unless the FCC’s local ownership rules would permit us to own both stations. As of December 31, 2021, we provide services under exempted LMAs to eight television stations owned by third parties. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

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

On January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ. In each CID, the DOJ requested that the Company produce certain documents and materials relating to JSAs in a specific DMA. We believe the DOJ has issued similar civil investigative demands to other companies in our industry. On July 1,

2021, the Department of Justice Antitrust Division advised the Company that it had closed the JSA investigation with respect to the Company without action.

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

We have heavily invested in the development of the NEXTGEN TV platforms as discussed in Development of Next Generation Wireless Platform under Operating Strategy within Item 1. Business. We do not know whether the outcome of our research and development will result in technology that will be usable on our distribution platform or available to license to third parties. Any failure to develop this technology could result in the loss of our investment. Our costs incurred related to the development of the NEXTGEN TV platform is recorded within non-media expenses within our consolidated statements of operations. Additionally, we have developed, on our own and through joint ventures, several NEXTGEN TV related patents that we will attempt to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers. We do not know whether our attempts at monetization will result in licensing arrangements that will be accepted by such equipment manufacturers or result in any royalty payments for our intellectual property rights.

Risks relating to our local sports segment

The long-term success of our local sports segment is dependent on the successful execution of our DTC strategy, which is subject to a number of risks and uncertainties.

The DTC products and services we intend to offer represent a new consumer offering for which we have limited prior experience. There is intense competition among subscription services, including increasing competition in sports-related subscription offerings. As a result, our success will be dependent on a number of factors, including:

•our ability to acquire DTC rights from the 11 MLB teams with which we currently do not have DTC rights;

•our ability to appropriately price our subscription offerings to optimize the DTC opportunity, while not contributing to further increases in the loss of Distributor subscribers to our RSNs;

•offering high quality content and programming as part of our subscription packages, including creating or acquiring new content to compliment live games;

•ensuring a high level of consumer engagement, which is necessary for us to maximize participation-based revenue; and

•our DTC technology being sufficient and operating effectively.

Failure to successfully execute our DTC strategy could have a material adverse effect on our financial condition and results of operations.

Our media rights agreements with various professional sports teams have varying durations and terms and we may be unable to renew those agreements on acceptable terms or such rights may be lost for other reasons.

Our ability to generate revenues is dependent upon media rights agreements with professional sports teams. As of December 31, 2021, we had a weighted average remaining life of nine years under our exclusive media rights agreements. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are to renew such agreements, our results of operations could be adversely affected if increases in sports programming rights costs outpace increases in distribution and advertising revenues. In addition, one or more of these sports teams may seek to establish their own programming network or join one of our competitor's networks or regional sports network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Also, there is a risk that certain rights can be distributed via digital rights and the RSNs would not have the same monetization for such rights.

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

Our local sports segment’s success is dependent upon the existence and terms of our agreements with Distributors and other OTT distributors. Our existing agreements for our programming networks expire at various dates. Given the relatively short-term nature of our existing agreements, a number of agreements with Distributors are up for renewal and under negotiation at any given time. We cannot provide assurances that we will be able to renew these distribution agreements or obtain terms as attractive as our existing agreements in the event of a renewal. For example, in recent years, we have been unable to negotiate renewals of distribution agreements on satisfactory terms with three significant Distributors. Our affiliation agreements with Dish Network Corporation (Dish), YouTube TV, and Hulu expired on July 26, 2019, October 1, 2020 and October 23, 2020, respectively. For the twelve months ended June 30, 2019, revenue from Dish and its OTT service, Sling TV, accounted for 12% of the Acquired RSNs distribution revenue. For the twelve months ended September 30, 2020, revenue from YouTube TV and Hulu accounted for a combined 9% of the local sports segment’s distribution revenue. Our largest near-term distribution agreement in our local sports segment was originally scheduled to expire in February 2022 and is operating under a short-term extension while the parties continue negotiations. For the year ended December 31, 2021, distribution revenue from the Distributor under this agreement accounted for 28.8% of our local sports segment distribution revenues. In addition, some of the affiliation agreements also include so-called "most favored nations" provisions which require that certain terms (including, potentially, the material terms) of such agreements are no less favorable than those provided to any similarly situated Distributors. If triggered, these most favored nations provisions could cause the amounts earned under these agreements to decrease, which could result in our inability to achieve the originally anticipated benefits of such agreements.

Distribution revenue constitutes the substantial majority of our local sports segment revenues. For the year ended December 31, 2021, local sports segment distribution revenue constituted 86% of our local sports segment revenue and 43% of our consolidated total revenue. Changes in distribution revenue generally result from a combination of changes in rates and subscriber counts.

If the number of subscribers to Distributor services decreases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material adverse effect on our revenues.

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

In addition, under certain circumstances, an existing agreement may expire and we may have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. Our largest near-term distribution agreement in our local sports segment was originally scheduled to expire in February 2022 and is operating under a short-term extension while the parties continue negotiations. For the year ended December 31, 2021, distribution revenue from the Distributor under this agreement accounted for 28.8% of our local sports segment distribution revenues. While Distributors may continue to carry the services in certain of these circumstances until the execution of definitive renewal or replacement agreements (or until we or the Distributor determine that carriage should cease), Distributors may instead elect to stop carrying, or "blackout," the services upon the expiration of an agreement. Whether Distributors continue to carry the services or not during the renegotiation of our agreement with them, an expiration of an existing agreement without a renewal or replacement thereof may materially adversely affect our business results of operations or financial condition.

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

We have invested in a number of our RSNs through joint ventures with certain teams, and we may form additional joint ventures in the future. As of December 31, 2021, we were joint venture partners with six teams in our RSNs that distribute content for each respective team. The nature of the joint ventures requires us to consult with and share certain decision-making powers with unaffiliated third parties. Further, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected.

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

•the effectiveness of the Bally's Sports app and ability to monetize impressions; and

•other factors that may be beyond our control.

There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on us, our financial condition, or our results of operations.

We may be obligated to make certain payments to local teams during labor disputes.

We may be impacted by union relations of professional sports leagues. On December 2, 2021, MLB owners locked out players following the expiration of its prior collective bargaining agreement with its players. While negotiations towards a new collective bargaining agreement have commenced, there can be no assurance that an agreement will be reached prior to the commencement of the 2022 MLB season or at all. Each of the NBA, the NHL and MLB has experienced labor difficulties in the past and may have labor issues, such as players' strikes or management lockouts, in the future. For example, the NBA has experienced labor difficulties, including lockouts during the 1998-99 and 2011-12 seasons, resulting in a shortened regular season in each case. The NHL has also experienced labor difficulties, including lockouts during the 1994-95 and 2012-13 seasons, resulting in a shortened regular season in each case, and a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season. MLB has also experienced labor difficulties, including players' strikes during the 1972, 1981 and 1994 seasons resulting in a shortened regular season in each case, and the loss of the entire post-season and the World Series in 1994.

Any labor disputes between professional sports leagues and players' unions may preclude us from airing or otherwise distributing scheduled games for which we have the rights to broadcast, resulting in decreased revenues or result in rebates to our Distributors for not meeting minimum game thresholds, which would adversely affect our business, revenue and results of operations. In addition, any labor disputes between professional sports leagues and players' unions may result in us having to broadcast games with substitute players, which would adversely affect our business, revenue, results of operations. Although many of our current programming rights agreements with local teams account for labor disputes with certain pro rata reductions in the rights fees owed thereunder, we have a contractual obligation in some cases to continue paying a certain portion of such rights fees notwithstanding any labor dispute.

We may need to obtain FCC-regulated licenses for RSNs video distribution.

Our RSNs require use of certain uplink and downlink facilities for video distribution. Such facilities are licensed by the FCC and subject to FCC regulations. We have entered into a lease agreement whereby a third party, as FCC licensee, provides us with services and the use of such uplink and downlink facilities. Upon termination or expiration of such agreement, we may need to acquire such authorizations from another licensee or obtain new authorizations. In either case, we would need to apply for and obtain prior FCC consent. From time to time, the FCC places limits or holds on applications related to such authorizations, and we cannot guarantee that the FCC will grant our applications.

Risks relating to our debt

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $12,340 million at December 31, 2021, compared to the book value of shareholders' deficit of $1,706 million on the same date.

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

•the amount available for execution of our DTC strategy, joint ventures, working capital, capital expenditures, dividends and other general corporate purposes may be limited because a significant portion of cash flow is used to pay principal and interest on outstanding debt;

•if our distribution and advertising revenues decline, we may not be able to service our debt;

•if we are unable to successfully execute our DTC strategy, we may not be able to service our debt;

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

•if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our debt or sell an equity interest in one or more of our broadcast stations, our RSNs or the YES Network to reduce debt service obligations;

•we may be limited in our flexibility in planning for and reacting to changes in the industry in which we compete; and

•we may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures.

Any of these events could reduce our ability to generate cash available for debt service, investment, repay, restructure or refinance our debt, seek additional debt or equity capital, make capital improvements or to respond to events that would enhance profitability.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of equity interests in our RSNs or the YES Network, other material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The STG Bank Credit Agreement, the DSG Bank Credit Agreement, and each of the indentures that govern the STG and DSG notes restrict our ability to dispose of assets and use the proceeds from such dispositions and restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

We and our subsidiaries may be able to incur additional indebtedness in the future. Although the terms of the debt instruments to which we are subject contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the additional debt incurred in compliance with these restrictions could be substantial These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on the obligations under the STG Bank Credit Agreement, the DSG Bank Credit Agreement, or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2021, approximately $5,612 million principal amount of our debt relates to the STG Bank Credit Agreement and the DSG Bank Credit Agreement, in each case subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our debt, would correspondingly decrease. While we may in the future enter into interest rate hedging agreements with respect to our borrowings under certain credit agreements, such agreements are not expected to fully mitigate against interest rate risk.

Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.

Our financing agreements prevent us from taking certain actions and require us to meet certain tests. These restrictions and tests may require us to conduct our business in ways that make it more difficult to repay unsecured debt or decrease the value of our securities and business. These restrictions and tests include the following:

•restrictions on the incurrence, assumption or guaranteeing of additional debt, or the issuance of disqualified stock or preferred stock;

•restrictions on the payment of dividends, other distributions or repurchases of equity;

•restrictions on certain investments and other restricted payments;

•restrictions on transactions with affiliates;

•restrictions on the creation, incurrence, assumption, or suffering the existence of liens;

•restrictions on the sale and disposition of certain assets to third parties;

•restrictions on the issuance of guarantees of and pledges for indebtedness;

•restrictions on consolidation, merger or sale of all or substantially all of our assets;

•restrictions on the ability of certain subsidiaries to limit their ability to pay dividends and make other payments to the Issuers or the guarantors;

•restrictions on the ability to designate restricted subsidiaries as unrestricted subsidiaries and on transfers of assets to unrestricted subsidiaries and other non-guarantor subsidiaries; and

•restrictions or costs to repay or refinance existing debt;

Future financing arrangements may contain additional restrictions and tests. In addition, the limited liability company agreement governing the terms of the preferred equity of Diamond Sports Holdings, LLC ("DSH"), the direct parent of Diamond Sports Intermediate Holdings LLC (“Holdings”) also restricts Holdings’ and all of its subsidiaries’ (including the

Issuers’) ability to pay dividends and make distributions relating to its capital stock, and future issuances of equity by Holdings or any other direct or indirect parent of the Issuers and may contain additional restrictions. All of these restrictive covenants may limit our ability to pursue certain opportunities, limit our ability to raise additional debt or equity financing to operate during general economic or business downturns, prevent us from taking action that could increase the value of our securities or require actions that decrease the value of our securities.

In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy weakens and reduces our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happens, we could be forced to sell equity interests in our RSNs, the YES Network, TV stations or other assets or take other actions that could significantly reduce our value and we may not have sufficient assets or funds to pay our debt obligations.

A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans.

Certain of our debt agreements will contain cross-default provisions with other debt, which means that a default under certain of our debt instruments may cause a default under such other debt. As of December 31, 2021, a default under the DSG notes or DSG Bank Credit Agreement would not trigger a cross-default under the STG Bank Credit Agreement or the STG notes, or vice versa.

If we breach certain of our debt covenants, we will be unable to utilize the full borrowing capacity under our debt arrangements and our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing such debt. In addition, because certain of our debt agreements contain cross-default and cross-acceleration provisions with other debt, if any other debtholder of either STG or DSG were to declare its loan due and payable as a result of a default, the holders of the respective debt of STG (STG Bank Credit Agreement and STG notes) or DSG (DSG Bank Credit Agreement, DSG notes, and A/R Facility), might be able to require us to pay those debts immediately.

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

As of February 23, 2022, there are approximately 40 shareholders of record of our Class A Common Stock. Many of our shares of Class A Common Stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future dividends on our Common Stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

In February 2022, we declared a quarterly cash dividend of $0.25 per share.

See Note 3. Stock-Based Compensation Plans within the Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2016 through December 31, 2021. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2016 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Sinclair Broadcast Group, Inc.	100.00	115.90	82.67	106.67	105.70	90.07
NASDAQ Composite Index	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Telecommunications Index	100.00	117.62	108.29	137.49	166.70	174.78

Stock Repurchases

The following table summarizes repurchases of our stock in the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
10/01/21 – 10/31/21	—	$—	—	$—
11/01/21 – 11/30/21	438,553	$24.42	438,553	$869
12/01/21 – 12/31/21	2,000,032	$25.38	2,000,032	$819

(a)All repurchases were made in open-market transactions.
(b)On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2021, we repurchased approximately 2.4 million shares for $61 million under a 10b5-1 plan. As of December 31, 2021, the total remaining purchase authorization was $819 million.

ITEM 6.            [RESERVED]

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

Overview

 The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with the other sections in this annual report, including Item 1. Business and the Consolidated Financial Statements, including the accompanying notes to those statements. This discussion consists of the following sections:

Executive Overview — a description of our business, summary of significant events and financial highlights from 2021 and so far in 2022, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation and a summary of other operating data and an analysis of our revenues and expenses for 2021, 2020, and 2019, including a comparison between 2021 and 2020 and certain expectations for 2022; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and contractual cash obligations and an analysis of our cash flows from or used in operating activities, investing activities and financing activities.

EXECUTIVE OVERVIEW

We are a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, regional and national sports networks, and digital platforms. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us.  Additionally, we own digital media products that are complementary to our extensive portfolio of television station and regional sports network related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

We have two reportable segments: broadcast and local sports. Our broadcast segment is comprised of our television stations. Our local sports segment is comprised of our RSNs and the YES Network. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within other. Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate headquarters location. Other and corporate are not reportable segments.

STG, for which certain assets and results of operations are included in the broadcast segment and which is one of our wholly owned subsidiaries, is the primary obligor under the STG Bank Credit Agreement, the STG 5.125% unsecured notes due 2027, the STG 5.875% unsecured notes due 2026, the STG 5.500% unsecured notes due 2030, and the STG 4.125% secured notes due 2030 (the STG notes are collectively referred to as the STG Notes). We and substantially all of STG’s subsidiaries (and not DSG nor any of its subsidiaries) are guarantors under the STG debt instruments. DSG, for which certain assets and results of operations are included in the local sports segment and which is one of our subsidiaries, is the primary obligor under the DSG Bank Credit Agreement, the DSG 5.375% secured notes due 2026 and the DSG 12.750% secured notes due 2026 (collectively, the DSG Existing Secured Notes), and the DSG 6.625% unsecured notes due 2027 (collectively with the DSG Existing Secured Notes, the DSG Notes). DSG’s wholly-owned subsidiaries (and not us, STG, or any of STG's subsidiaries) are guarantors under the DSG debt instruments. Our Class A Common Stock and Class B Common Stock remain securities of SBG and not obligations or securities of STG or DSG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report.

Summary of Significant Events

Transactions
•    In February 2021, we sold our stations WDKA in Paducah, KY and KBSI in Cape Girardeau, MO for $28 million.
•    In February 2021, we acquired the remaining 73% interest we did not already own in ZypMedia, a leading demand-side platform specializing in executing local media campaigns for media companies and agencies in the United States.
•    In May 2021, we completed the divestiture of the license assets of KGBT in Harlingen, TX.
•    In June 2021, we completed the divestiture of our interests in Triangle Sign & Service, LLC (Triangle) for $12 million.
•In September 2021, we completed the divestiture of our radio stations in the Seattle, Washington market to Lotus Communications for an aggregate consideration of approximately $18 million in cash and advertising rights. The deal included News Radio KOMO 1000 AM & 97.7FM, KPLZ “Star” 101.5 FM, and Talk Radio KVI 570 AM..

Television and Digital Content
•    In January 2021, we launched our headline news service The National Desk across our CW and MNT affiliates and several FOX affiliates, as well as on all station websites and STIRR. The service highlights the latest and most pressing news of the day in real time for viewers across the country.
•    In April 2021, we announced that for the third year in a row, a Sinclair station was the winner of a prestigious Investigative Reporters & Editors award for its investigative reporting. Our Portland, ME station, WGME (CBS), received the award for its excellent investigative coverage of a flaw in the Veterans Crisis Line, which it identified and helped spur legislative action to correct it.

•    In May 2021, The Press Club of Atlantic City honored Sinclair-owned WBFF FOX45 in Baltimore and WKRC Local 12 in Cincinnati with a total of four National Headliner Awards for the news teams’ investigative coverage of critical issues that significantly impact local communities.
•    In July 2021, we announced that our Compulse business had transformed into a marketing, technology and managed services company, releasing our Compulse 360 software for digital media, offering omni-channel, digital solutions to enable clients to run local campaigns at scale.
•    In July 2021, Tennis Channel extended its media rights agreement with Wimbledon through 2036, adding 12 years to its agreement.
•In August 2021, Tennis Channel launched Tennis Channel International (TCI) streaming service in the U.K. and an ad-supported streaming channel on Samsung TV Plus in India, bringing the total number of international markets to six, along with Austria, Germany, Greece and Switzerland.
•In September 2021, we expanded The National Desk news program to the late evening hours, providing viewers a late-day, comprehensive and commentary-free look at the most impactful national news and regional stories of the day.
•In December 2021, we launched TheNationalDesk.com, featuring round-the-clock breaking news, with content from The National Desk’s dedicated team of journalists as well as our newsrooms around the U.S. The site is available to all viewers, free of charge with no subscription, log in or authentication required.
•In January 2022, two new programs produced in coordination with Stadium, our 24/7 multi-platform sports network, premiered on Bally Sports’ 19 regional sports network brands and the Bally Sports app. “The Rally” is a discussion-based show presenting a young and diverse talent lineup, authentically debating and analyzing the trending sports topics of the day while harnessing the social media conversation and viewer commentary. The Bally Sports RSN brands’ first sports betting program “Live on the Line, Powered by BetMGM” is a partnership with BetMGM, a leading sports betting and iGaming operator. The program highlights national sports betting storylines with a regional appeal, by providing expert picks while looking ahead to the day’s matchups.
•In January 2022, Tennis Channel reached a multiyear agreement with the Women’s Tennis Association (WTA) to telecast year-round WTA matches in Germany, Austria, Switzerland, and the Netherlands through Tennis Channel’s subscription service and digital free ad-supported streaming TV (FAST) channels.
•    For the year ended December 31, 2021, our newsrooms won a total of 300 journalism awards, including 37 Regional and one National RTDNA Edward R. Murrow awards and 77 regional Emmy awards.

Distribution, Network and Sports Rights Agreements
•In January 2021, we entered into a multi-year agreement with ViacomCBS across 13 CBS network affiliations reaching about 5% of the U.S. television households.
•In January 2021, we entered into a multi-year agreement with Verizon Communications, Inc. for the continued carriage on Verizon’s FiOS platform of our broadcast television stations and Tennis Channel.
•In February 2021, we entered into a binding term sheet with the Milwaukee Brewers, beginning with the 2021 MLB season, for Bally Sports Wisconsin to continue as the television home of the Brewers.
•In February 2021, we entered into a binding term sheet with the Miami Marlins for a multi-year media rights agreement, beginning with the 2021 MLB season, for Bally Sports Florida to continue as the television home of the Marlins.
•In March 2021, we rebranded 19 of our regional sports networks under the Bally Sports name, ushering in a new era in the way people watch and interact with live sports.
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

•In April 2021, we entered into a multi-year retransmission renewal with Cox for the carriage of our stations, Tennis Channel and our national networks on its platforms and extended carriage of the RSNs and YES Network.
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
•In November 2021, we reached a new, multi-year carriage agreement with DISH Network Corporation, ensuring our local stations will remain on DISH TV, and the Tennis Channel will remain available on DISH TV and SLING TV.
•In December 2021, DSG entered into a multi-year renewal of its digital and outer market distribution rights agreement with the NHL. Under the agreement, the Bally RSNs are permitted to offer streaming content, including live games, on an authenticated and DTC basis, to the local territories of 12 NHL teams. The agreement was expanded to allow post-game highlights on our digital news platforms, alternative feeds, and use of the NHL’s proprietary Puck and Player Tracking data in the broadcasts of the games.
•In January 2022, DSG renewed its extended market and digital distribution rights agreement with the NBA. Under the agreement, the Bally RSNs are permitted to offer streaming content, including live games, on an authenticated and DTC basis, to the local territories of 16 NBA teams. The agreement also includes expanded content and highlight rights as well as access to the distribution of classic games in our local markets. The agreement has a term of one year with three successive one-year renewal offers, subject to compliance with the agreement.
•In January 2022, we entered into multi-year renewals of the NBC affiliations and Fox affiliations in a total of 20 of our markets. Our partners to which we provide sales and other services to under joint sales agreements or master service agreements also renewed NBC affiliations in four markets and Fox affiliations in seven markets.
•In the near term, we are seeking renewal of certain of our other distribution agreements. Our largest near-term distribution agreement in our local sports segment was originally scheduled to expire in February 2022 and is operating under a short-term extension while the parties continue negotiations. For the year ended December 31, 2021, distribution revenue from the Distributor under this agreement accounted for 28.8% of our local sports segment distribution revenues.

NEXTGEN TV
•In April 2021, CAST.ERA, a media technology joint venture between us and SK Telecom, announced it will launch a next generation broadcast solution this year that boosts television content quality utilizing SK Telecom's 5G cloud and AI technology.
•In January 2022, the NextGen Video Information Systems Alliance (NVISA) published new consumer-facing research, sponsored by our subsidiary, ONE Media 3.0, that offered the first insight into which features American consumers want most in a NextGen Broadcast-enabled emergency information service. These include a desire for geo-targeted alerts, the ability to screen for only selected alerts, options for updated alerts, and importantly, a robust/dependable system that does not crash when the Internet or cell system goes down. All of these features are embedded in the NextGen Broadcast service.
•In January 2022, MPEG LA, a pioneer in the formation and management of patent pools, completed the formation of the ATSC 3.0 Patent Pool, dramatically simplifying the efficient licensing of the new ATSC 3.0 broadcast technology in multiple-receive devices, easing the distribution and deployment process. Included in the ATSC 3.0 Patent Pool are various patents owned by our subsidiary, ONE Media.

•In 2021 and to date in 2022, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in the twelve additional markets below. This brings the total number of our markets in which NEXTGEN TV has been deployed to 23:

Month	Market	Number of Stations	Our Stations
January 2021	Columbus, OH	4	WSYX (ABC/FOX), WWHO(a) (CW), WTTE(b) (TBD)
March 2021	Buffalo, NY	5	WNYO (MNT), WUTV (FOX)
March 2021	Syracuse, NY	3	WSTM (NBC), WTVH(a) (CBS)
May 2021	Grand Rapids, MI	6	WWMT (CBS)
June 2021	Baltimore, MD	6	WBFF (FOX), WNUV(b) (CW)
June 2021	Little Rock, AR	5	KATV (ABC)
September 2021	Cincinnati, OH	5	WKRC-TV (CBS)
September 2021	St. Louis, MO	5	KDNL-TV (ABC)
December 2021	Charleston, WV	5	WCHS-TV (ABC)
December 2021	Greensboro, NC	4	WXLV-TV (ABC), WMYV (MyNet)
December 2021	Washington, D.C.	6	WJLA (ABC), WIAV-CD (TBD)
January 2022	Green Bay, WI	5	WLUK-TV (FOX), WCWF (CW)

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

Financing, Capital Allocation, and Shareholder Returns
•In April 2021, we amended the STG Bank Credit Agreement to raise the STG Term Loan B-3 in an aggregate principal amount of $740 million which matures in April 1, 2028, the proceeds of which were used to refinance a portion of STG's term loan.
•In November 2021, we purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the existing A/R Facility of DSG's indirect subsidiary, Diamond Sports Finance SPV, LLC. We purchased the lenders’ outstanding loans and commitments under the A/R Facility by making a payment to the lenders as consideration for the purchase of the lenders’ respective rights and obligations under the A/R Facility equal to approximately $184.4 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses, amended certain terms of the facility, and extended the maturity to September 2024.
•In January 2022, we entered into a Transaction Support Agreement with various lenders holding term loans under DSG’s existing credit facilities and various holders of DSG’s outstanding 5.375% Senior Secured Notes due 2026 (the "Existing DSG 5.375% Notes") and 12.750% Senior Secured Notes due 2026 (the "DSG 12.750% Notes"), on the principal terms of a new first lien money financing and recapitalization, whereby DSG intends to raise $635 million in new capital pursuant to a first-priority term loan (the "New DSG First Lien Term Loan") and to defer the cash payment of a portion of its management fee to STG over the next five years, which together are expected to provide approximately $1 billion of liquidity enhancement over the next five years to DSG and enable DSG to strengthen its balance sheet, fund the launch of its DTC product, and provide for future liquidity. See Note 20. Subsequent Events within the Consolidated Financial Statements.
•In February 2022, pursuant to the Transaction Support Agreement, DSG commenced a private exchange offer of new second-priority lien 5.375% Senior Secured Notes due 2026 (the “DSG 5.375% Second Lien Secured Notes”) to eligible holders of its outstanding first-priority lien 5.375% Senior Secured Notes due 2026. At the same time, DSG commenced a private exchange offer of new second-priority lien term loans to its lenders holding existing first-priority lien term loans. The note exchange expires on March 10, 2022, with an early tender deadline of February 28, 2022, while the loan exchange expires on February 28, 2022. The exchanges are conditioned on receiving requisite consent of the noteholders and lenders. The closing of the new $635 million first-priority lien term loan is conditioned on the successful completion of the exchanges and other customary closing conditions. See Note 20. Subsequent Events within the Consolidated Financial Statements.

•For the year ended December 31, 2021, we repurchased approximately 2.4 million shares of Class A Common Stock for $61 million. As of February 23, 2022, we repurchased an additional 2 million shares of Class A Common Stock for $55 million since January 1, 2022. The shares were repurchased under a 10b5-1 plan.
•For the year ended December 31, 2021, we paid dividends of $0.80 per share. In February 2022, we declared a quarterly cash dividend of $0.25 per share, an increase in our quarterly cash dividend of 25%.

Other Events
•In January 2021, we announced the hiring of Jeffrey Lewis as our Chief Compliance Officer, a newly-created position to supervise corporate compliance functions, including regulatory, code of conduct, competition, and privacy.
•    In January 2021, we jointly revealed, with Bally's, the new Bally Sports logo and Bally Sports regional monikers for our owned and operated RSNs.
•    In March 2021, we announced an enterprise-wide workforce reduction involving the termination of approximately 500 employees and incurred approximately $7 million of restructuring and related charges.
•    In April 2021, we increased the size of our Board of Directors and named Laurie R. Beyer to serve as its newest independent board member.
•    In April 2021, we announced that Bally Sports, Tennis Channel, and its High School Sports Division collectively, won nine Cynopsis Sports Media Awards, including "RSN of the Year."
•In April 2021, we signed a multi-year enterprise partnership agreement with Operative Media to enable us to consolidate all our sellable advertising assets across our platforms into a single ad sales system. The framework enables us to offer our customers a simplified and optimized solution to buying from our extensive ad inventory across all of our platforms.
•    In May 2021, we announced the retirement of Barry Faber, President of Distribution and Network Relations, effective June 25, 2021.
•    In June 2021, Fortune Magazine named the Company to the Fortune 500 for the first time, ranking it 465 on the list.
•    In June 2021, at the Company's Annual Shareholders' Meeting, the Company's shareholders re-elected all ten Directors, ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2021, approved the amended and restated Employee Stock Purchase Plan, and approved an amendment to the Company's 1996 Long-Term Incentive Plan to increase the number of shares authorized for issuance thereunder.
•In June 2021, we selected seven winning applicants for our Broadcast Diversity Scholarship, awarding tuition assistance to students demonstrating a promising future in the broadcast industry.
•    In June and July 2021, we partnered with the American Red Cross for the “Sinclair Cares: Roll Up Your Sleeves” campaign, to urge our viewers to help increase U.S. blood supplies by making a blood donation appointment, volunteering time, or providing financial contributions for the cause.
•    In July 2021, we hired John McClure to the newly created role of Vice President and Chief Information Security Officer.
•In August 2021, we appointed William Bell as Head of Distribution and Network Relations.
•In September 2021, our television stations collectively raised nearly $0.7 million for local charities through regional back-to-school fundraising and supply donation initiatives. Our stations also donated over $0.6 million in promotional air time to support these initiatives.

•On October 17, 2021, we identified the following: (i) certain servers and workstations in our environment were encrypted with ransomware, (ii) disruption of certain office and operational networks as a result of the encryption, and (iii) indications that data was taken from our network. Promptly upon detection of the security event, senior management was notified and we began to implement incident response measures to contain the incident, conduct an investigation, and plan for restoring operations. Legal counsel, a cybersecurity forensic firm, and other incident response professionals were engaged, and law enforcement and other governmental agencies were notified. The investigation into the incident remains ongoing. The cybersecurity incident resulted in the loss in the fourth quarter of 2021 of approximately $63 million of advertising revenue, primarily related to our broadcast segment, as well as approximately $11 million through the date of filing this Form 10-K in costs and expenses related to mitigation efforts, our ongoing investigation and the security improvements resulting therefrom, however we paid no ransom. These amounts exceed the limits under our insurance policies and thus, based on the known effects of the cyber incident, the Company estimates that the cyber incident has resulted in approximately $24 million of unrecoverable net loss through the date of filing this Form 10-K.
•In October 2021, we partnered with the Disabled American Veterans for the "Sinclair Cares: Supporting American Veterans" campaign, encouraging our employees and viewers to volunteer or donate to help support veterans in their communities.
•In December 2021, we partnered with the American Red Cross for the “Sinclair Cares: Tornado Relief” campaign, raising $175,000 in total from viewers and Sinclair corporate donations to assist those affected by the devastating tornadoes in the South and Midwest.
•In December 2021, our television stations and RSNs collected 140,000 toys, tens of thousands pounds of food and several truckloads of clothing, sleeping bags, blankets and monetary donations for local charities through regional holiday drives. Regional recipients across the country include local community food banks, Toys for Tots, The Salvation Army, Bikes for Kids, The Forgotten Child Fund, Neediest Kids, Habitat for Humanity, The United Way and Central Arizona Shelter Services, among others.
•In January 2022, we began taking applications for our 2022 Diversity Scholarship, which has awarded more than $100,000 in scholarships over the last six years.
•In February 2022, we announced the promotion of Rob Weisbord to Chief Operating Officer and President of Broadcast.

Industry Trends

•During the last few years, the number of subscribers to Distributor services in the United States has generally been declining, as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news, sports and other entertainment, including through the so-called “cutting the cord” and other consumption strategies.
•The Distributor industry has continued to undergo significant consolidation, which gives top Distributors purchase power.
•Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our RSNs, including tiers or bundles of programming that exclude our RSNs. We expect these trends to continue for the foreseeable future. We believe the emergence of DTC and OTT offerings will provide us the opportunity to compete with these products and services offered by Distributors
•The vMVPDs have continued to gain increasing importance and have quickly become a critical segment of the market. These vMVPDs offer a limited number of networks at a lower price point as compared to the traditional cable offering.
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
•Broadcasters have begun to expand their own DTC platforms.
•Advertising revenue related to the Summer Olympics occurs in even numbered years, with the exception of 2020 which was postponed due to COVID-19 and took place in Summer 2021, and the Super Bowl is aired on a different network each year. Both of these popularly viewed events can have an impact on our advertising revenues.

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

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television, RSNs, and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees; to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is realized is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2021, our consolidated balance sheet includes $2,088 million and $150 million of goodwill and indefinite-lived intangible assets, respectively. We evaluate long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of our asset groups may not be recoverable.

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

We are required to analyze our long-lived assets, including definite-lived intangible assets, for impairment. We evaluate our definite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In the event we identify indicators that these assets are not recoverable, we evaluate the recoverability of definite-lived intangible assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis.

Our RSNs included in the local sports segment were negatively impacted by the loss of three Distributors in 2020. In addition, our existing Distributors experienced elevated levels of subscriber erosion which we believe was influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the current economic environment, the COVID 19 pandemic and related uncertainties. Most of these factors are also expected to have a negative impact on future projected revenue and margins of our RSNs. As a result of these factors, we performed an impairment test of the RSN reporting units' goodwill and long-lived asset groups during the third quarter of 2020 which resulted in a non-cash impairment charge on goodwill of $2,615 million, customer relationships of $1,218 million, and other definite-lived intangible assets of $431 million, included within impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations within the Consolidated Financial Statements. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements for more information. During the year ended December 31, 2021, we did not identify any indicators that our definite-lived intangible assets may not be recoverable. For our annual goodwill and indefinite-lived intangibles impairment tests related to our broadcast and other reporting units in 2021, 2020, and 2019, we concluded that it was more-likely-than-not that goodwill was not impaired based on our qualitative assessments. For one reporting unit in 2019, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value.

We believe we have made reasonable estimates and utilized appropriate assumptions in the performance of our impairment assessments. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, failure to execute on DSG's DTC strategy, and significant increases in discount rates, among other factors, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

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

Fair Value Measurements of Investments in Bally's Securities. As discussed in Note 6. Other Assets and Note 18. Fair Value Measurements within the Consolidated Financial Statements, we entered into a commercial agreement with Bally’s Corporation on November 18, 2020. As part of this arrangement, the Company received warrants and options to acquire common equity in the business. These financial instruments are measured each period at fair value. The fair value of the options are derived utilizing a Black Scholes valuation model which utilizes a number of inputs which most significantly includes the trading price of the underlying common stock, the exercise price of the options and a discount for lack of marketability. The fair value of the warrants are primarily derived from the trading price of the underlying common stock, the exercise price of the warrants and a discount for lack of marketability. The determination of the fair value of these financial instruments requires the Company to exercise judgment.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2021 and 2020, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the Internal Revenue Code (IRC) Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, including the RSN impairment, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2021, 2020, and 2019 (in millions).

	Years Ended December 31,
	2021	2020	2019
Media revenues (a)	$6,083	$5,843	$4,046
Non-media revenues	51	100	194
Total revenues	6,134	5,943	4,240
Media programming and production expenses	4,291	2,735	2,073
Media selling, general and administrative expenses	908	832	732
Depreciation and amortization expenses (b)	591	674	424
Amortization of program contract costs	93	86	90
Non-media expenses	57	91	156
Corporate general and administrative expenses	170	148	387
Impairment of goodwill and definite-lived intangible assets	—	4,264	—
Gain on asset dispositions and other, net of impairment	(71)	(115)	(92)
Operating income (loss)	$95	$(2,772)	$470
Net (loss) income attributable to Sinclair Broadcast Group	$(414)	$(2,414)	$47

(a)Media revenues include distribution revenue, advertising revenue, and other media related revenues.
(b)Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

The Impact of COVID-19 on our Results of Operations

Overview

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and by the end of the following day, each of the MLB, NBA, and NHL had suspended their seasons. On March 13, 2020, the United States declared a national state of emergency. As of December 31, 2021, the national state of emergency is still in effect, however substantially all states have reopened their economies, COVID-19 vaccinations are being distributed in mass quantities and all professional sports leagues are currently playing live games. However, with new variants of COVID-19 being detected across multiple countries, including the United States, there is still a heightened level of uncertainty of what the overall impact of COVID-19 will be on our business.

Broadcast segment

During the year ended December 31, 2021, as compared to the prior year, we experienced a decrease in advertising revenue primarily due to a decrease in political revenue as 2021 was a non-political year. See Revenues under the Broadcast Segment section below for further discussion.

Local sports segment

In March 2020, the NBA and NHL each postponed their 2019-2020 season and the MLB postponed the start of its 2020 season, however all leagues' returned to operation under reduced game counts and were able to complete these modified seasons during the early part of the fourth quarter of 2020. The NBA and NHL began their modified 2020-2021 seasons during the fourth quarter of 2020 and the first quarter of 2021, respectively, and the MLB began its 2021 season on April 1, 2021. Advertising revenue increased in the year ended December 31, 2021, as compared to the prior year, largely driven by an increased number of games played in 2021 when compared to 2020. Distribution revenue increased in the year ended December 31, 2021, as compared to 2020, primarily related to 2020 revenue being reduced due to the accrual of rebates to our Distributors resulting from the cancellation of professional sports games due to the COVID-19 pandemic. The MLB began their season on time in April 2021 and completed their full game schedule and the NBA and NHL began their 2021-2022 seasons in October 2021 under full game schedules. However, in light of the fourth quarter 2021 spike in COVID-19 cases, both the NHL and NBA have had to postpone and reschedule some of their games during their 2021-22 seasons. Of the total 11 NBA games postponed in the fourth quarter of 2021, 2 of which related to the RSNs, have been rescheduled for the first quarter 2022. Of the total 104 NHL games postponed during the 2021-22 season, 38 of which related to the RSNs, the majority were shifted from the fourth quarter 2021 to the first quarter 2022. The shift in these games to 2022 resulted in an increase in the estimated rebates to our Distributors of $8 million during the fourth quarter of 2021. Both leagues currently expect to finish their regular seasons on schedule, although there can be no assurance that the NBA or NHL will complete full seasons in the future. On December 2, 2021, MLB owners locked out players following the expiration of its prior collective bargaining agreement with its players. While negotiations towards a new collective bargaining agreement have commenced, there can be no assurance that an agreement will be reached prior to the commencement of the 2022 MLB season or at all, therefore there can be no assurance that the MLB will complete a full season in 2022 or in future years. Any reduction in the actual number of games played by the leagues may have an adverse impact on our operations and the cash flows of our local sports segment. See Distribution Revenue in Revenue Recognition and Sports Programming Rights under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted distribution revenue and sports rights expense, respectively, including the need for us to provide rebates to our Distributors as well as seek rebate from or reduce future payments to certain of the sports teams.

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

A discussion regarding our financial results and operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021 (our "2020 Annual Report"), which is available free of charge on the SEC's website at www.sec.gov and our Investor Relations website at www.sbgi.net/investor-relations.

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment, previously referred to as our local news and marketing services segment, for the years ended December 31, 2021, 2020, and 2019 (in millions):

				Percent Change Increase / (Decrease)
	2021	2020	2019	‘21 vs.‘20	‘20 vs.‘19
Revenue:
Distribution revenue	$1,475	$1,414	$1,341	4%	5%
Advertising revenue	1,106	1,364	1,268	(19)%	8%
Other media revenue (a)	176	144	81	22%	78%
Media revenues	$2,757	$2,922	$2,690	(6)%	9%

Operating Expenses:
Media programming and production expenses	$1,344	$1,257	$1,173	7%	7%
Media selling, general and administrative expenses	593	553	553	7%	—%
Amortization of program contract costs	76	83	90	(8)%	(8)%
Corporate general and administrative expenses	147	119	144	24%	(17)%
Depreciation and amortization expenses	247	239	246	3%	(3)%
Gain on asset dispositions and other, net of impairment	(24)	(118)	(62)	(80)%	90%
Operating income	$374	$789	$546	(53)%	45%

(a)Includes $111 million, $100 million, and $35 million for the years ended December 31, 2021, 2020 and 2019, respectively, of intercompany revenue related to certain services provided to the local sports segment and other under management services agreements, which is eliminated in consolidation.

Revenues

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $61 million in 2021, when compared to the same period in 2020, primarily due to an increase in rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue decreased $258 million in 2021, when compared to the same period in 2020, primarily due to a decrease in political advertising revenue of $329 million, as 2020 was a political and presidential election year, and due to the effects of the cybersecurity incident that occurred during the fourth quarter of 2021, which we currently estimate resulted in a decrease in revenue of approximately $63 million. The decrease is partially offset by increases in various non-political advertising categories due to improved macroeconomic conditions, as the economy began to recover from the COVID-19 pandemic in 2021.

For the year ending December 31, 2022 we expect an increase in advertising revenue, when compared to 2021, primarily related to an increase in political revenue, as 2022 is a political election year.

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2021, 2020, and 2019:

	# of	Percent of Advertising Revenue for the Twelve Months Ended December 31,
	Channels (a)	2021	2020	2019
ABC	40	31%	28%	30%
FOX	56	24%	25%	25%
CBS	31	20%	22%	20%
NBC	25	14%	15%	13%
CW	46	5%	5%	6%
MNT	40	4%	4%	4%
Other	396	2%	1%	2%
Total	634

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, GetTV, Grit, MeTV, Rewind, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. Other media revenue increased $32 million in 2021, when compared to the same period in 2020. The increase is primarily due to an $11 million increase in intercompany revenue from the local sports and other segments related to providing certain services under a management services agreement, which are eliminated in our consolidated results.

Expenses

Media programming and production expenses. Media programming and production expenses increased $87 million during 2021, when compared to the same period in 2020, primarily related to an increase in fees pursuant to network affiliation agreements of $99 million, partially offset by a $19 million decrease in employee compensation costs.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses increased $40 million during 2021, when compared to the same period in 2020, primarily due a $17 million increase in employee compensation costs, a portion of which is related to severance and other termination benefits related to a reduction-in-force completed in the first quarter of 2021, a $13 million increase in technology costs, and $7 million primarily related to FCC penalties incurred by several consolidated VIEs, as discussed in Note 13. Commitments and Contingencies within the Consolidated Financial Statements.

Amortization of program contract costs.  The amortization of program contract costs decreased $7 million during 2021, when compared to the same period in 2020, primarily related to the timing of amortization on long-term contracts and reduced renewal costs, partially offset by amortization related to new programming.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $8 million during 2021, when compared to the same period in 2020, primarily due to an increase in assets placed in-service.

Gain on asset dispositions and other, net of impairments. During 2021 and 2020, we recorded a gain of $24 million and $90 million, respectively, related to reimbursements from the FCC's National Broadband Plan spectrum repack process. For the year ended 2021, we recorded a gain on asset disposition of $12 million, related to the WDKA-TV/KBSI-TV transaction, and a loss of $12 million, related to the sale of our radio stations, primarily related to the write-down of the carrying value of the assets to estimate the selling price. For the year ended 2020, we recorded a gain of $29 million related to the sale of KGBT-TV and WDKY-TV. See Dispositions within Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment, previously referred to as our sports segment, reflects the results of our RSNs and a minority equity interest in the YES Network. The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams.

The following table sets forth our revenue and expenses for our local sports segment for the years ended December 31, 2021, 2020, and 2019 (in millions):

				Percent Change Increase / (Decrease)
	2021	2020	2019 (b)	‘21 vs.‘20
Revenue:				(c)
Distribution revenue	$2,620	$2,472	$1,029	6%
Advertising revenue	409	196	103	109%
Other media revenue	27	18	7	50%
Media revenue	$3,056	$2,686	$1,139	14%

Operating Expenses:
Media programming and production expenses	$2,793	$1,361	$769	105%
Media selling, general and administrative expenses (a)	297	243	90	22%
Depreciation and amortization expenses	316	410	157	(23)%
Corporate general and administrative	10	10	93	—%
Gain on asset dispositions and other, net of impairment	(43)	—	—	n/m
Impairment of goodwill and definite-lived intangible assets	—	4,264	—	n/m
Operating (loss) income (a)	$(317)	$(3,602)	$30	(91)%
Income from equity method investments	$49	$6	$18	717%
Other income, net	$15	$160	$200	(91)%

n/m — not meaningful

(a)Includes $109 million, $98 million and $35 million for the years ended December 31, 2021, 2020 and 2019, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.
(b)Represents the activity from the closing date of the acquisition of the Acquired RSNs of August 23, 2019 through December 31, 2019.
(c)Marquee was launched in late February 2020, therefore although not called out in each section below, is a driver of the changes between the periods due to a full year of activity being included in the current period, versus only 10 months of activity in the prior period.

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute our RSNs, increased $148 million for the year ended December 31, 2021, when compared to the same period in 2020. During the year ended 2020, distribution revenue was reduced by $420 million, related to the accrual of rebates to our Distributors resulting from the cancellation of professional sports games due to the COVID-19 pandemic. Distribution revenue was increased during the year ended December 31, 2021 by $8 million, primarily related to a reduction of accrued rebates due to an increase in estimated games related to the NBA. See discussion under Revenue Recognition within Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion. Excluding the effect of these accrued rebates and related adjustments, distribution revenue declined by $280 million in 2021 when compared to the same period in 2020, and was primarily driven by the loss of three Distributors in 2020 and subscriber churn with remaining Distributors, partially offset by increases in rates. We expect distribution revenue to decrease for the year ending December 31, 2022 when compared to 2021 due to continued subscriber churn.

Advertising revenue. Advertising revenue is primarily generated from sales of commercial time within the RSNs' programming. Advertising revenue increased $213 million for the year ended December 31, 2021, when compared to the same period in 2020, primarily due to a higher number of games being played in 2021, when compared to 2020, due to the suspension of the league seasons in March 2020 and the resulting reduction of the number of games played in 2020. We expect advertising revenue for the year ending December 31, 2022 to increase when compared to 2021.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming.

Media programming and production expenses increased $1,432 million for the year ended December 31, 2021, when compared to the same period in 2020, primarily driven by a $1,272 million increase in sports rights amortization expense, a $91 million increase in employee compensation cost related to freelance talent, and a $67 million increase in production expenses, all of which increased as a result of an increase in the number of games played compared to the same period in the prior year.

The increases in the number of games played in 2021, when compared to the same period in 2020, are primarily driven by the suspension of the 2019-2020 NBA and NHL seasons and the 2020 MLB season in early March 2020. The changes to the seasons were in response to the COVID-19 pandemic and resulted in a higher number of games during 2021, as compared to the prior year. We expect media programming and production expenses for the year ending December 31, 2022 to decrease when compared to 2021. See The Impact of COVID-19 on our Results of Operations for further discussion.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses increased $54 million for the year ended December 31, 2021, when compared to the same period in 2020, primarily related to a $22 million increase in information technology expenses, a $13 million increase in national sales commissions, an $11 million increase of management services agreement fees, and a $5 million increase in third-party fulfillment costs from our digital business.

Depreciation and amortization. Depreciation and amortization expense decreased $94 million for the year ended December 31, 2021, when compared to the same period in 2020, primarily due to a decrease in amortization expense due to lower intangible asset values as a result of an impairment in 2020.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Other income, net. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the year ended December 31, 2021, we recognized a gain of $43 million, related to the fair value of equipment that we received as part of an agreement with a communications provider in connection with the C-Band repack process in which we received equipment with a fair value of $58 million, at maximum cost to us of $15 million.

Income from equity method investments. For the year ended December 31, 2021 we recognized income from equity method investments of $49 million, which is primarily related to our minority ownership interest in the YES Network. The increase in the amount of income recognized when compared to the year ended December 31, 2020 was primarily due to an increase in the number of games played compared to the same period in the prior year.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the years ended December 31, 2021, 2020, and 2019 (in millions):

				Percent Change Increase / (Decrease)
	2021	2020	2019	‘21 vs.‘20	‘20 vs.‘19
Revenue:
Distribution revenue	$193	$199	$130	(3)%	53%
Advertising revenue	217	131	110	66%	19%
Other media revenues	13	7	13	86%	(46)%
Media revenues (a)	$423	$337	$253	26%	33%
Non-media revenues (b)	$58	$114	$217	(49)%	(47)%

Operating Expenses:
Media expenses (c)	$325	$254	$257	28%	(1)%
Non-media expenses (d)	$60	$98	$168	(39)%	(42)%
Amortization of program contract costs	$17	$3	$—	467%	n/m
Corporate general and administrative expenses	$1	$1	$1	—%	—%
(Gain) loss on asset dispositions and other, net of impairments	$(4)	$3	$(4)	n/m	n/m
Operating income	$51	$65	$26	(22)%	150%
Loss from equity method investments	$(4)	$(42)	$(53)	(90)%	(21)%

n/m — not meaningful
(a)Media revenues for the year ended December 31, 2021 include $39 million of intercompany revenues related to certain services provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media revenues for the years ended December 31, 2021, 2020, and 2019 include $7 million, $14 million, and $23 million, respectively, of intercompany revenues related to certain services provided to the broadcast segment, which are eliminated in consolidation.
(c)Media expenses for the years ended December 31, 2021 and 2020 includes $10 million and $2 million, respectively, of intercompany expenses primarily related to certain services provided by the broadcast segment, which are eliminated in consolidation..
(d)Non-media expenses for the years ended December 31, 2021, 2020, and 2019 include $3 million, $7 million, and $12 million, respectively, of intercompany expenses related to certain services provided by the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue increased $86 million during 2021, when compared to the same period in 2020, primarily due to an increase in advertising revenue related to our owned networks and digital initiatives. Non-media revenue decreased $56 million during 2021, when compared to the same period in 2020, primarily due to a decrease in broadcast equipment sales due to the winding down of the FCC's National Broadband Plan repack process and the sale of Triangle in the second quarter of 2021.

Expenses. Media expenses increased $71 million during 2021,when compared to the same period in 2020, primarily related to expenses associated with the increased sales within our owned networks and our digital initiatives, as well as increased content costs. Non-media expenses decreased $38 million during 2021, when compared to the same period in 2020, primarily due to a decrease in the costs of goods associated with our lower broadcast equipment sales and the sale of Triangle in the second quarter of 2021.

Amortization of program contract costs.  The amortization of program contract costs increased $14 million during 2021,when compared to the same period in 2020, primarily related to increases in costs of the programming content related to our owned networks.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. During the year ended December 31, 2021, we sold our controlling interest in Triangle for $12 million. We recognized a gain on the sale of Triangle of $6 million, which is included in the gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the years ended December 31, 2021, 2020, and 2019 (in millions):

				Percent Change Increase/ (Decrease)
	2021	2020	2019	‘21 vs.‘20	‘20 vs.‘19
Corporate general and administrative expenses	$170	$148	$387	15%	(62)%
Interest expense including amortization of debt discount and deferred financing costs	$618	$656	$422	(6)%	55%
Loss on extinguishment of debt	$(7)	$(10)	$(10)	(30)	—
Other (expense) income, net	$(14)	$325	$6	(104)%	n/m
Income tax benefit	$173	$720	$96	(76)%	650%
Net income attributable to the redeemable noncontrolling interests	$(18)	$(56)	$(48)	(68)	17
Net (income) loss attributable to the noncontrolling interests	$(70)	$71	$(10)	n/m	n/m

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $22 million during 2021, when compared to the same period in 2020, primarily due to $16 million in employee compensation cost, a portion of which is related to severance and other termination benefits related to the reduction-in-force completed in the first quarter of 2021, and a $6 million increase to technology costs primarily related to the cyber security ransomware attack in the fourth quarter of 2021.

We expect corporate general and administrative expenses to decrease in 2022 when compared to 2021.

Interest expense. The table above and explanations that follows cover total consolidated interest expense. Interest expense decreased by $38 million during 2021 compared to 2020. The decrease is primarily due to a $24 million decrease in DSG interest expense and a $12 million decrease in STG interest expense, each related to decreases in LIBOR and refinancing of STG existing indebtedness that occurred in 2021.

We expect interest expense to increase in 2022 when compared to 2021.

Other income, net. Other income, net decreased by $339 million during 2021, when compared to the same period in 2020, primarily due to a measurement adjustment gain related to certain variable payment obligations of $159 million and an increase in the value of investments recorded at fair value of $158 million, both recorded in 2020. See Note 13. Commitments and Contingencies and Note 6. Other Assets within the Consolidated Financial Statements for further information.

Income tax benefit. The 2021 income tax benefit for our pre-tax loss of $499 million resulted in an effective tax rate of 34.7%. The 2020 income tax benefit for our pre-tax loss of $3,149 million resulted in an effective tax rate of 22.9%. The increase in the effective tax rate from 2020 to 2021 is primarily due to the greater benefit impact in 2021 from federal tax credits related to investments in sustainability initiatives.

As of December 31, 2021, we had a net deferred tax asset of $293 million as compared to a net deferred tax asset of $197 million as of December 31, 2020. The increase in net deferred tax asset primarily relates to the 2021 changes in fair value of certain equity securities and items related to fixed assets.

As of December 31, 2021, we had $15 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect our effective tax rate. We recognized $1 million of income tax expense for interest related to uncertain tax positions for the year ended December 31, 2021. See Note 12. Income Taxes within the Consolidated Financial Statements for further information.

Net income attributable to the redeemable noncontrolling interests. For the year ended December 31, 2021, net income attributable to the redeemable noncontrolling interests decreased $38 million, when compared to the same period in 2020, primarily due to a lower average preferred equity balance outstanding in 2021 compared to 2020, as a result of redemptions that occurred in 2020.

Net (income) loss attributable to the noncontrolling interests. For the year ended December 31, 2021, net income attributable to the noncontrolling interests increased $141 million, when compared to the same period in 2020, primarily as a result of the portion of the non-cash impairment charge on customer relationships, other definite-lived intangible assets and goodwill recorded in 2020 that was attributable to the noncontrolling interests.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had net working capital of approximately $1,269 million, including $816 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreements are used as our primary sources of liquidity.

The Bank Credit Agreements each include a financial maintenance covenant, the first lien leverage ratio (as defined in the respective Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x and 6.25x, measured as of the end of each fiscal quarter, for STG and DSG, respectively. The respective financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the respective Revolving Credit Facility, measured as of the last day of each quarter, is utilized under such Revolving Credit Facility as of such date. Since there was no utilization under either of the Revolving Credit Facilities as of December 31, 2021, neither STG nor DSG was subject to the respective financial maintenance covenant under their applicable Bank Credit Agreement. As of December 31, 2021, the STG first lien leverage ratio was below 4.5x and the DSG first lien leverage ratio exceeded 6.25x. We expect that DSG's first lien leverage ratio will remain above 6.25x for at least the next 12 months, which will restrict our ability to fully utilize the DSG Revolving Credit Facility. We do not currently expect to have more than the 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date during the next 12 months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The Bank Credit Agreements contain other restrictions and covenants which the respective entities were in compliance with as of December 31, 2021 and expect to be over the next 12 months. See Note 20. Subsequent Events within the Consolidated Financial Statements.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise the STG Term Loan B-3 in an aggregate principal amount of $740 million, the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%.

The A/R Facility enables DSG to raise incremental funding for the ongoing business needs of the local sports segment. Prior to November 5, 2021, the maximum funding availability under the A/R Facility was the lesser of $250 million and the sum of the lowest aggregate loan balance since November 1, 2020 plus $50 million. On November 5, 2021, the Company purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the A/R Facility by making a payment to the lenders equal to approximately $184.4 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. In connection therewith, the Company and Diamond Sports Finance SPV, LLC (DSPV) entered into an omnibus amendment to the A/R Facility to provide greater flexibility to DSG, including (i) increasing the maximum facility limit availability from up to $250 million to up to $400 million; (ii) eliminating the early amortization event related to DSG’s earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement governing the A/R Facility, less interest expense covenant; (iii) extending the stated maturity date by one year from September 23, 2023 to September 23, 2024; and (iv) relaxing certain concentration limits thereby increasing the amounts of certain accounts receivable eligible to be sold. The other material terms of the A/R Facility remain unchanged. Transactions related to the A/R Facility are now intercompany transactions and, therefore, are eliminated in consolidation.

For the year ending December 31, 2022, we expect capital expenditures to be within the range of $131 million to $141 million, primarily related to technical, maintenance, and building projects at our stations and RSNs.

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements, such as notes payable, finance leases, and commercial bank financing; operating leases; active television program contracts; and fixed and variable payment obligations. Certain other contractual obligations have not been recognized as liabilities in our consolidated financial statements, such as certain sports programming rights, future television program contracts, and network programming rights. Active television program contracts are included in the balance sheet as an asset and liability while future television program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program. Industry protocol typically enables us to make payments for television program contracts on a three-month lag, which differs from the contractual timing. As of December 31, 2021, our significant contractual obligations include:

•Total debt, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $12,340 million, including current debt, due within the next 12 months, of $69 million.

•Interest due on our total debt in the next twelve months of $554 million, including interest estimated on our variable rate debt calculated at an effective weighted average interest rate of 3.08% as of December 31, 2021.

•Contractual amounts owed through the expiration date of the underlying agreement for sports programming rights, active and future television program contracts, and network programming rights of $16,210 million, including $2,816 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

See Note 7. Notes Payable and Commercial Bank Financing, Note 8. Leases, Note 9. Program Contracts, and Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further information.

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

DSG's ability to make scheduled payments on its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond its control. The impact of the outbreak of COVID-19 continues to create significant uncertainty and disruption in the global economy and financial markets. Further, DSG's success is dependent upon, among other things, the terms of its agreements with Distributors, OTT and other streaming providers and the successful execution of its DTC strategy. Primarily as a result of losses of Distributors, increased subscriber churn and the COVID-19 pandemic, DSG has experienced operating losses since the second quarter of 2020 and we expect it will continue to incur operating losses in future periods. DSG has taken steps to mitigate the impacts of this uncertainty, including managing its controllable costs, amending its A/R Facility and entering into a Transaction Support Agreement with Sinclair and certain lenders holding term loans under the DSG Bank Credit Agreement and certain holders of, or investment advisors, sub-advisors, or managers of funds or accounts that hold, the existing DSG Notes which contemplates that, among other things, DSG would obtain the New DSG First Lien Term Loan which would mature in May 2026 and would rank first in lien priority on shared collateral ahead of DSG’s loans and/or commitments under the DSG Bank Credit Agreement and the Existing DSG 5.375% Notes. See Note 20. Subsequent Events within the Consolidated Financial Statements.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Net cash flows from operating activities	$327	$1,548	$916
Cash flows used in investing activities:
Acquisition of property and equipment	$(80)	$(157)	$(156)
Acquisition of businesses, net of cash acquired	(4)	(16)	(8,999)
Spectrum repack reimbursements	24	90	62
Proceeds from the sale of assets	43	36	8
Purchases of investments	(256)	(139)	(452)
Other, net	27	27	7
Net cash flows used in investing activities	$(246)	$(159)	$(9,530)
Cash flows (used in) from financing activities:
Proceeds from notes payable and commercial bank financing	$357	$1,819	$9,956
Repayments of notes payable, commercial bank financing, and finance leases	(601)	(1,739)	(1,236)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	—	985
Repurchase of outstanding Class A Common Stock	(61)	(343)	(145)
Dividends paid on Class A and Class B Common Stock	(60)	(63)	(73)
Dividends paid on redeemable subsidiary preferred equity	(5)	(36)	(33)
Redemption of redeemable subsidiary preferred equity	—	(547)	(297)
Debt issuance costs	(1)	(19)	(199)
Distributions to noncontrolling interests	(95)	(32)	(27)
Distributions to redeemable noncontrolling interests	(6)	(383)	(5)
Other, net	(52)	(117)	(39)
Net cash flows (used in) from financing activities	$(524)	$(1,460)	$8,887

Operating Activities

Net cash flows from operating activities decreased during the year ended December 31, 2021, when compared to the same period in 2020. The decrease is primarily related to higher payments for production and overhead costs, Distributor rebate payments, and payments for sports rights, partially offset by an increase in cash collections from Distributors.

Investing Activities

Net cash flows used in investing activities increased during the year ended December 31, 2021, when compared to the same period in 2020. The increase is primarily related to lower spectrum repack reimbursements and higher purchases of investments, offset by lower capital expenditures, the sale of WDKA and KBSI during the first quarter of 2021 and the sale of Triangle during the second quarter of 2021.

Financing Activities

Net cash flows used in financing activities decreased during the year ended December 31, 2021, when compared to the same period in 2020. The decrease is primarily related to lower repurchases of Class A Common Stock during 2021 as compared to 2020, as well as the redemption of the Redeemable Subsidiary Preferred Equity and distributions to the redeemable noncontrolling interests during 2020.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and consider entering into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt. See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion. We did not have any outstanding derivative instruments during the three years ended December 31, 2021, 2020, and 2019.

We are exposed to risk from the changing interest rates of our variable rate debt issued under the Bank Credit Agreements. As of December 31, 2021, our total variable rate debt under the Bank Credit Agreements was $5,612 million. We estimate that adding 1% to respective interest rates would result in an increase in our interest expense of $56 million.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2021.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2021.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions, “Directors, Executive Officers and Key Employees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2021,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption, “Security Ownership of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this report.

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
3.2
Amended & Restated By-laws of Sinclair Broadcast Group, Inc., effective as of March 4, 2015, as amended through the Second Amendment thereto effective as of April 8, 2021. (Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed April 14, 2021.)

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

4.5
Supplemental Indenture No. 2, dated as of December 20, 2019, to the Secured Notes Indenture, dated as of August 2, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.5 to Registrant's Report on Form 10-K filed on March 1, 2021.)

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

4.8
Supplemental Indenture No. 2, dated as of December 20, 2019, to the Senior Notes Indenture, dated as of August 2, 2019, by and among the guarantors party thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.8 to Registrant's Report on Form 10-K filed on March 1, 2021.)

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

10.1*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.36 to Registrant’s Report on Form 10-K/A filed on April 11, 1997.)
10.2*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit B to Registrant’s Proxy Statement on Schedule 14A filed April 10, 1998.)
10.3*	Second Amendment to the 1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.39 to Registrant’s Report on Form 10-K filed on March 3, 2014.)
10.4*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)
10.5*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2019.)
10.6*	Form of Restricted Stock Award Agreement - February 2021 Grants. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 10. 2021.)
10.7*	Form of Stock Appreciation Right Agreement. (Incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 11, 2020.)
10.8*	Form of Stock Appreciation Rights Agreement - February 2021 Grants. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2021.)
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

10.13*	Amendment No. 2 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated March 28, 2017.
10.14*
Amendment No. 3 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber dated April 5, 2019. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 8, 2019.)

10.15*
Amended No. 4 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated February 21, 2020. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 9, 2021.)

10.16*
Amended No. 5 to Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Barry M. Faber, dated May 21, 2021. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on August 9, 2021.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
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

10.21*
Amended and Restated Employment Agreement by and between Sinclair Television Group, Inc. and Robert Weisbord dated January 16, 2020. (Incorporated by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2021.)

10.22*
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

10.27
Amendment No. 1 to Lease dated as of January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.34 to Registrant’s Report on Form 10-K filed on March 12, 2013.)

10.28
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.29
Professional Services Agreement dated as of March 6, 2020 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.29 to Registrant's Report on Form 10-K filed on March 1, 2021.)

10.30
Amended and Restated Professional Services Agreement dated as of February 11, 2021 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.30 to Registrant's Report on Form 10-K filed on March 1, 2021.)

10.31
Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings, LLC, dated as August 23, 2019. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.32
First Amendment to the Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings LLC, dated as of February 18, 2020. (Incorporated by reference from Exhibit 10.32 to Registrant's Report on Form 10-K filed on March 1, 2021.)

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

10.35
First Amendment, dated as of December 20, 2019, to the Credit Agreement, dated as of August 23, 2019, among Diamond Sports Intermediate Holdings LLC, Diamond Sports Group, LLC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference from Exhibit 10.35 to Registrant's Report on Form 10-K filed on March 1, 2021.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
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

10.38
First Amendment, dated as of December 20, 2019, to the Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference from Exhibit 10.38 to Registrant's Report on Form 10-K filed on March 1, 2021.)

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

10.40
Third Amendment, dated as of April 1, 2021, to the Seventh Amended and Restated Credit Agreement by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 1, 2021.)

10.41
Transaction Support Agreement, dated as of January 13, 2022, by and among Diamond Sports Group LLC, Sinclair Broadcast Group, Inc. and the Holders identified therein. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on January 13, 2021.)

10.42
Amended and Restated Loan and Security Agreement, dated as of June 25, 2021, by and among Diamond Sports Finance SPV, LLC, Fox Sports Net, LLC, Credit Suisse AG, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and the lenders party thereto. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 10-Q filed on November 9, 2021.)

10.43
First Amendment to Loan and Security Agreement, dated as of September 15, 2021, by and among Diamond Sports Finance SPV, LLC, Diamond Sports Net, LLC (f/k/a Fox Sports Net, LLC), Credit Suisse AG, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and the lenders party thereto. (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 10-Q filed on November 9, 2021.)

10.44
Assignment  and  Acceptance  Agreement,  dated  as  of  November  5,  2021,  by  and  between  Credit Suisse  AG,  Cayman  Islands  Branch,  as assignor, and Sinclair Broadcast Group, Inc., as assignee, and accepted by Credit Suisse AG, New York Branch, as administrative agent and Diamond Sports Finance SPV, LLC, as borrower. (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 10-Q filed on November 9, 2021.)

10.45
Omnibus Amendment to Amended and Restated Loan Agreement & Purchase Agreement, dated as of November 5, 2021, by and among Diamond Sports Finance SPV, LLC, Diamond Sports Net, LLC (f/k/a Fox Sports Net, LLC), Sinclair Broadcast Group, Inc., as administrative agent and lender, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and certain persons identified therein as originators. (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 10-Q filed on November 9, 2021.)

21**	Subsidiaries of the Registrant.
23**	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included on the Signatures page of this Annual Report on Form 10-K.
31.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

EXHIBIT NO.	EXHIBIT DESCRIPTION
99.1	Stockholders’ Agreement dated April 2, 2015 by and among the Smith Brothers. (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 6, 2015.)
101	The Company's Consolidated Financial Statements and related Notes for the year ended December, 31, 2021 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).**

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

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2022.

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

Signature	Title	Date

/s/ Christopher S. Ripley	President and Chief Executive Officer
Christopher S. Ripley		March 1, 2022

/s/ Lucy A. Rutishauser	Executive Vice President and Chief Financial Officer
Lucy A. Rutishauser		March 1, 2022

/s/ David R. Bochenek	Senior Vice President and Chief Accounting Officer
David R. Bochenek		March 1, 2022

/s/ David D. Smith	Chairman of the Board and Executive Chairman
David D. Smith		March 1, 2022

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 1, 2022

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 1, 2022

/s/ Robert E. Smith
Robert E. Smith	Director	March 1, 2022

/s/ Lawrence E. McCanna
Lawrence E. McCanna	Director	March 1, 2022

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 1, 2022

/s/ Martin R. Leader
Martin R. Leader	Director	March 1, 2022

/s/ Howard E. Friedman
Howard E. Friedman	Director	March 1, 2022

/s/ Benson E. Legg
Benson E. Legg	Director	March 1, 2022

/s/ Laurie R. Beyer
Laurie R. Beyer	Director	March 1, 2022

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, equity and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Bally's equity securities

As described in Notes 6 and 18 to the consolidated financial statements, as of December 31, 2021, the Company has investments in Bally’s equity securities in the form of options and warrants with a fair value of $282 million, which are categorized as level 3 investments under the fair value hierarchy. As disclosed by management, the fair value of the options is derived by management utilizing the Black Scholes valuation model. Using this model, management uses inputs related to the trading price of the underlying common stock and the exercise price of the options and applies a discount for lack of marketability. The fair value of the warrants is primarily derived from the trading price of the underlying common stock, the exercise price of the warrants and a discount for lack of marketability. The fair value of the equity securities are derived using significant inputs related to quoted trading prices of the underlying common equity and a discount for lack of marketability, which requires management to exercise judgment.

The principal considerations for our determination that performing procedures relating to the valuation of the Bally’s equity securities is a critical audit matter are (i) the significant judgment by management to determine the fair value of these securities, which included developing the significant assumption for discount for lack of marketability used in valuing these securities; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumption related to the discount for lack of marketability; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the Bally’s equity securities, including controls over the significant assumption. These procedures also included, among others, reading the commercial agreements and testing management’s process for determining the fair value of the Bally’s equity securities. Testing management’s process included (i) evaluating the appropriateness of the valuation methods, (ii) testing the completeness and accuracy of underlying data and inputs used in the methods, and (iii) evaluating the reasonableness of management’s significant assumption related to the discount for lack of marketability. Professionals with specialized skill and knowledge were used to assist in evaluating whether the significant assumption related to the discount for lack of marketability used by management was reasonable considering consistency with external market data.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 1, 2022

We have served as the Company’s auditor since 2009

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$816	$1,259
Accounts receivable, net of allowance for doubtful accounts of $7 and $5, respectively	1,245	1,060
Income taxes receivable	152	230
Prepaid sports rights	85	498
Prepaid expenses and other current assets	173	170
Total current assets	2,471	3,217
Property and equipment, net	833	823
Operating lease assets	207	197
Deferred tax assets	293	197
Restricted cash	3	3
Goodwill	2,088	2,092
Indefinite-lived intangible assets	150	171
Customer relationships, net	3,904	4,286
Other definite-lived intangible assets, net	1,184	1,338
Other assets	1,408	1,058
Total assets (a)	$12,541	$13,382

LIABILITIES , REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$655	$533
Current portion of notes payable, finance leases, and commercial bank financing	69	58
Current portion of operating lease liabilities	35	34
Current portion of program contracts payable	97	92
Other current liabilities	346	317
Total current liabilities	1,202	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	12,271	12,493
Operating lease liabilities, less current portion	205	198
Program contracts payable, less current portion	21	30
Other long-term liabilities	351	622
Total liabilities (a)	14,050	14,377
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	197	190
Shareholders' Equity:
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 49,314,303 and 49,252,671 shares issued and outstanding, respectively	1	1
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 23,775,056 and 24,727,682 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	691	721
Accumulated deficit	(2,460)	(1,986)
Accumulated other comprehensive loss	(2)	(10)
Total Sinclair Broadcast Group shareholders’ deficit	(1,770)	(1,274)
Noncontrolling interests	64	89
Total deficit	(1,706)	(1,185)
Total liabilities, redeemable noncontrolling interests, and equity	$12,541	$13,382

The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2021 and 2020 include total assets of variable interest entities (VIEs) of $217 million and $233 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2021 and 2020 include total liabilities of the VIEs of $62 million and $60 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 14. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In millions, except share and per share data)

	2021	2020	2019
REVENUES:
Media revenues	$6,083	$5,843	$4,046
Non-media revenues	51	100	194
Total revenues	6,134	5,943	4,240

OPERATING EXPENSES:
Media programming and production expenses	4,291	2,735	2,073
Media selling, general and administrative expenses	908	832	732
Amortization of program contract costs	93	86	90
Non-media expenses	57	91	156
Depreciation of property and equipment	114	102	97
Corporate general and administrative expenses	170	148	387
Amortization of definite-lived intangible and other assets	477	572	327
Impairment of goodwill and definite-lived intangible assets	—	4,264	—
Gain on asset dispositions and other, net of impairment	(71)	(115)	(92)
Total operating expenses	6,039	8,715	3,770
Operating income (loss)	95	(2,772)	470

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(618)	(656)	(422)
Loss on extinguishment of debt	(7)	(10)	(10)
Income (loss) from equity method investments	45	(36)	(35)
Other (expense) income, net	(14)	325	6
Total other expense, net	(594)	(377)	(461)
(Loss) income before income taxes	(499)	(3,149)	9
INCOME TAX BENEFIT	173	720	96
NET (LOSS) INCOME	(326)	(2,429)	105
Net income attributable to the redeemable noncontrolling interests	(18)	(56)	(48)
Net (income) loss attributable to the noncontrolling interests	(70)	71	(10)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(414)	$(2,414)	$47

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic (loss) earnings per share	$(5.51)	$(30.20)	$0.52
Diluted (loss) earnings per share	$(5.51)	$(30.20)	$0.51
Basic weighted average common shares outstanding (in thousands)	75,050	79,924	92,015
Diluted weighted average common and common equivalent shares outstanding (in thousands)	75,050	79,924	93,185

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In millions)

	2021	2020	2019
Net (loss) income	$(326)	$(2,429)	$105
Adjustments to post-retirement obligations, net of taxes	1	(1)	(1)
Share of other comprehensive gain (loss) of equity method investments	7	(7)	—
Comprehensive (loss) income	(318)	(2,437)	104
Comprehensive income attributable to redeemable noncontrolling interests	(18)	(56)	(48)
Comprehensive (income) loss attributable to noncontrolling interests	(70)	71	(10)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(406)	$(2,422)	$46

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In millions, except share data)

		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.80 per share)	—	—	—	—	—	—	(60)	—	—	(60)
Class B Common Stock converted into Class A Common Stock	—	952,626	—	(952,626)	—	—	—	—	—	—
Repurchases of Class A Common Stock	—	(2,438,585)	—	—	—	(61)	—	—	—	(61)
Class A Common Stock issued pursuant to employee benefit plans	—	1,547,591	—	—	—	31	—	—	—	31
Distributions to noncontrolling interests, net	(11)	—	—	—	—	—	—	—	(95)	(95)
Other comprehensive loss	—	—	—	—	—	—	—	8	—	8
Net income (loss)	18	—	—	—	—	—	(414)	—	70	(344)
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In millions)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(326)	$(2,429)	$105
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Impairment of goodwill and definite-lived intangible assets	—	4,264	—
Amortization of sports programming rights	2,350	1,078	637
Amortization of definite-lived intangible and other assets	477	572	327
Depreciation of property and equipment	114	102	97
Amortization of program contract costs	93	86	90
Stock-based compensation	60	52	33
Deferred tax benefit	(92)	(604)	(5)
Gain on asset disposition and other, net of impairment	(69)	(119)	(62)
(Income) loss from equity method investments	(45)	36	35
Loss (income) from investments	38	(152)	6
Distributions from investments	54	27	6
Sports programming rights payments	(1,834)	(1,345)	(578)
Rebate payments to distributors	(202)	—	—
Loss on extinguishment of debt	7	10	10
Measurement adjustment gain on variable payment obligations	(15)	(159)	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(187)	70	70
(Increase) decrease in prepaid expenses and other current assets	(86)	48	(27)
Increase (decrease) in accounts payable and accrued and other current liabilities	113	(3)	334
Net change in current and long-term net income taxes payable/receivable	(52)	(127)	(127)
Decrease in program contracts payable	(102)	(96)	(94)
Increase (decrease) in other long-term liabilities	3	198	(1)
Other, net	28	39	60
Net cash flows from operating activities	327	1,548	916
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(80)	(157)	(156)
Acquisition of businesses, net of cash acquired	(4)	(16)	(8,999)
Spectrum repack reimbursements	24	90	62
Proceeds from the sale of assets	43	36	8
Purchases of investments	(256)	(139)	(452)
Other, net	27	27	7
Net cash flows used in investing activities	(246)	(159)	(9,530)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	357	1,819	9,956
Repayments of notes payable, commercial bank financing, and finance leases	(601)	(1,739)	(1,236)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	—	985
Repurchase of outstanding Class A Common Stock	(61)	(343)	(145)
Dividends paid on Class A and Class B Common Stock	(60)	(63)	(73)
Dividends paid on redeemable subsidiary preferred equity	(5)	(36)	(33)
Redemption of redeemable subsidiary preferred equity	—	(547)	(297)
Debt issuance costs	(1)	(19)	(199)
Distributions to noncontrolling interests, net	(95)	(32)	(27)
Distributions to redeemable noncontrolling interests	(6)	(383)	(5)
Other, net	(52)	(117)	(39)
Net cash flows (used in) from financing activities	(524)	(1,460)	8,887
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(443)	(71)	273
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	1,262	1,333	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$819	$1,262	$1,333

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

 Sinclair Broadcast Group, Inc. (the Company) is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, regional sports networks, and digital platforms. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

As of December 31, 2021, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (LMAs), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as JSAs and SSAs). These stations broadcast 634 channels as of December 31, 2021. For the purpose of this report, these 185 stations and 634 channels are referred to as “our” stations and channels. The local sports segment consists primarily of our Bally Sports network brands (Bally RSNs), the Marquee Sports Network (Marquee) joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ( YES Network). We refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income (loss) from equity method investments represents our proportionate share of net income or loss generated by equity method investees.

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

In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to derivative contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective for all entities immediately upon issuance of the update and may be applied prospectively to applicable transactions existing as of or entered into from the date of adoption through December 31, 2022. This guidance did not have an impact on our consolidated financial statements.

In October 2021, the FASB issued guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance, but do not expect a material impact on our consolidated financial statements.
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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2021, 2020, and 2019 is as follows (in millions):

	2021	2020	2019
Balance at beginning of period	$5	$8	$2
Charged to expense	3	2	9
Net write-offs	(1)	(5)	(3)
Balance at end of period	$7	$5	$8

As of December 31, 2021, three customers accounted for 15%, 15%, and 12%, respectively, of our accounts receivable, net. As of December 31, 2020, three customers accounted for 19%, 17%, and 15%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

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

We evaluate our long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of long-lived assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis.

Our RSNs included in the local sports segment were negatively impacted by the loss of three Distributors in 2020. In addition, our existing Distributors experienced elevated levels of subscriber erosion which we believe was influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the current economic environment, the COVID-19 pandemic and related uncertainties. Most of these factors are also expected to have a negative impact on future projected revenues and margins of our RSNs. As a result of these factors, we performed an impairment test of the RSN reporting units' goodwill and long-lived asset groups during the third quarter of 2020 which resulted in a non-cash impairment charge for the year ended December 31, 2020 on goodwill of $2,615 million, customer relationships of $1,218 million, and other definite-lived intangible assets of $431 million, included within impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. During the year ended December 31, 2021, we did not identify any indicators that our definite-lived intangible assets may not be recoverable. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

We believe we have made reasonable estimates and utilized appropriate assumptions in the performance of our impairment assessments. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, failure to execute on DSG's DTC strategy significant increases in discount rates, among other factors, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2021 and 2020 (in millions):

	2021	2020
Compensation and employee benefits	$142	$131
Interest	126	127
Programming related obligations	227	183
Legal, litigation, and regulatory	6	2
Accounts payable and other operating expenses	154	90
Total accounts payable and accrued liabilities	$655	$533

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2021 and 2020, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the Internal Revenue Code (IRC) Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, including the RSN impairment, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Supplemental Information — Statements of Cash Flows

During the years ended December 31, 2021, 2020, and 2019, we had the following cash transactions (in millions):

	2021	2020	2019
Income taxes paid	$16	$11	$32
Income tax refunds	$44	$2	$2
Interest paid	$583	$634	$283

Non-cash investing activities included property and equipment purchases of $5 million, $6 million, and $10 million for the years ended December 31, 2021, 2020, and 2019, respectively; the receipt of equipment with a fair value of $58 million in connection with completing the repack process as more fully described in Note 2. Acquisitions and Dispositions of Assets for the year ended December 31, 2021; and the transfer of an asset for property of $7 million for the year ended December 31, 2020.

During the year ended December 31, 2020 the Company entered into a commercial agreement with Bally's and received equity interests in the business with a value of $199 million. See Note 6. Other Assets and Note 18. Fair Value Measurements for further discussion. Non-cash transactions related to sports rights were $22 million for the year ended December 31, 2020. During the year ended December 31, 2021, we received preferred shares in an investment valued at $6 million in exchange for an equivalent value of advertising spots.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment for the years ended December 31, 2021, 2020, and 2019 (in millions):

For the year ended December 31, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,475	$2,620	$193	$—	$4,288
Advertising revenue	1,106	409	217	(41)	1,691
Other media, non-media, and intercompany revenue	176	27	71	(119)	155
Total revenues	$2,757	$3,056	$481	$(160)	$6,134

For the year ended December 31, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,414	$2,472	$199	$—	$4,085
Advertising revenue	1,364	196	131	(2)	1,689
Other media, non-media, and intercompany revenue	144	18	121	(114)	169
Total revenues	$2,922	$2,686	$451	$(116)	$5,943

For the year ended December 31, 2019	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,341	$1,029	$130	$—	$2,500
Advertising revenue	1,268	103	110	(1)	1,480
Other media, non-media, and intercompany revenue	81	7	230	(58)	260
Total revenues	$2,690	$1,139	$470	$(59)	$4,240

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

Certain of our distribution arrangements contain provisions that require the Company to deliver a minimum number of live professional sports games or tournaments during a defined period which usually corresponds with a calendar year. If the minimum threshold is not met, we may be obligated to refund a portion of the distribution fees received if shortfalls are not cured within a specified period of time. Our ability to meet these requirements is primarily driven by the delivery of games by the professional sports leagues. Prior to the COVID-19 pandemic, the Company had not historically paid any material rebates under these contractual provisions as it is unusual for there to be an event which is significant enough to preclude the Company from meeting or exceeding these thresholds. The COVID-19 pandemic has resulted in significant disruptions to the normal operations of the professional sports leagues resulting in delays and uncertainty with respect to regularly scheduled games. Decisions made by the leagues during the second quarter of 2020 regarding the timing and format of the revised 2020 season and decisions made by the NHL and NBA during the fourth quarter of 2020 and the first and third quarters of 2021 regarding the timing and format of their revised 2020-2021 seasons have resulted, in some cases, in our inability to meet these minimum game requirements and the need to reduce revenue based upon estimated rebates due to our Distributors. Accrued rebates as of December 31, 2021 and 2020 were $210 million and $420 million, respectively. The decrease in accrued rebates during the year ended December 31, 2021 includes $202 million of payments and $8 million of adjustments related to rebates accrued in 2020 due primarily to changes in estimated game counts. As of December 31, 2021, all rebates are reflected in other current liabilities in our consolidated balance sheets. We expect these rebates to be paid during 2022. There were no rebates accrued during the year ended December 31, 2021 that related to the 2020-2021 seasons, as we were not in a shortfall position in 2021. There can be no assurances that additional rebates will not be required if there are future postponements of the professional sports leagues, including the outcome of the current MLB lockout.

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions within our broadcast television, RSNs, and digital platforms. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Deferred Revenues. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within our consolidated balance sheets, based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $235 million, $233 million, and $54 million as of December 31, 2021, 2020, and 2019, respectively, of which $164 million and $184 million as of December 31, 2021 and 2020, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance as of December 31, 2020 and 2019 was $45 million and $49 million, respectively.

On November 18, 2020, the Company and DSG entered into an enterprise-wide commercial agreement with Bally’s Corporation, including providing certain branding integrations in our RSNs, broadcast networks, and other properties. These branding integrations include naming rights associated with the majority of our RSNs (other than Marquee). The initial term of this arrangement is ten years and we began performing under this arrangement in 2021. The Company received non-cash consideration initially valued at $199 million which is reflected as a contract liability and recognized as revenue as the performance obligations under the arrangement are satisfied. See Note 6. Other Assets for more information.

For the year ended December 31, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of our total revenues. For the year ended December 31, 2020, three customers accounted for 18%, 17%, and 12%, respectively, of our total revenues. For the year ended December 31, 2019, three customers accounted for 16%, 13%, and 10%, respectively, of our total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $22 million, $23 million, and $25 million for the years ended December 31, 2021, 2020, and 2019.

Financial Instruments

Financial instruments, as of December 31, 2021 and 2020, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, stock options and warrants, and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 18. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We maintain a supplemental executive retirement plan (SERP) which we inherited upon the acquisition of certain stations. As of December 31, 2021, the estimated projected benefit obligation was $18 million, of which $1 million is included in accrued expenses and $17 million is included in other long-term liabilities in our consolidated balance sheets. At December 31, 2021, the projected benefit obligation was measured using a 2.61% discount rate compared to a discount rate of 2.10% for the year ended December 31, 2020. For each of the years ended December 31, 2021 and 2020, we made $2 million in benefit payments. We recognized actuarial gains of $1 million and actuarial losses of $2 million through other comprehensive income for the years ended December 31, 2021 and 2020, respectively. For each of the years ended December 31, 2021 and 2020, we recognized $1 million of periodic pension expense, reported in other (expense) income, net in our consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2021, the assets and liabilities included in our consolidated balance sheets related to deferred compensation plans were $48 million and $38 million, respectively.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the years ended December 31, 2021, 2020, and 2019, we acquired certain businesses for an aggregate purchase price, net of cash acquired, of $9 billion, including working capital adjustments and other adjustments.

The following summarizes the acquisition activity during the years ended December 31, 2021, 2020, and 2019:

2021 Acquisitions

During the year ended December 31, 2021, we completed the acquisition of ZypMedia for approximately $7 million in cash. The acquired assets and liabilities were recorded at fair value as of the closing date of the transactions.

During the year ended December 31, 2021, we purchased 360IA, LLC for $5 million, with $2 million being paid in cash and the remaining to paid in $1 million increments on each of the first three anniversaries following the closing date.

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

The transaction was funded through a combination of debt financing raised by Diamond Sports Group, LLC (DSG) and Sinclair Television Group, Inc. (STG), as described in Note 7. Notes Payable and Commercial Bank Financing, and redeemable subsidiary preferred equity, as described in Note 10. Redeemable Noncontrolling Interests.

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

Financial Results of Acquisitions

The following tables summarize the results of the net revenues and operating (loss) income included in the financial statements of the Company beginning on the acquisition date of each acquisition as listed below (in millions):

	2021	2020	2019
Revenues:
Acquired RSNs	$2,834	$2,562	$1,139
Other acquisitions in 2020	4	3	—
Other acquisitions in 2021	8	—	—
Total net revenues	$2,846	$2,565	$1,139

	2021	2020	2019
Operating (Loss) Income:
Acquired RSNs (a)	$(395)	$(3,585)	$70
Other acquisitions in 2020	(9)	(2)	—
Other acquisitions in 2021	(45)	—	—
Total operating (loss) income	$(449)	$(3,587)	$70

(a)Operating (loss) income for the years ended December 31, 2020 and 2019 includes transaction costs discussed below, and for the years ended December 31, 2021, 2020, and 2019 excludes $109 million, $98 million, and $35 million, respectively, of selling, general, and administrative expenses for services provided by broadcast to local sports, which are eliminated in consolidation.

In connection with the 2020 and 2019 acquisitions, for the years ended December 31, 2020 and 2019 we recognized $5 million and $96 million, respectively, of transaction costs which we expensed as incurred and classified as corporate general and administrative expenses in our consolidated statements of operations.

Unaudited Pro Forma Information

The following table sets forth unaudited pro forma results of operations, assuming that the RSN Acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of the year preceding the year of acquisition (in millions, except per data share):

Unaudited
2019
Total revenues	$6,689
Net income	$328
Net income attributable to Sinclair Broadcast Group	$130
Basic earnings per share attributable to Sinclair Broadcast Group	$1.41
Diluted earnings per share attributable to Sinclair Broadcast Group	$1.39

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

Dispositions

2021 Dispositions. In September 2021, we sold all of our radio broadcast stations, KOMO-FM, KOMO-AM, KPLZ-FM and KVI-AM in Seattle, WA, for consideration valued at $13 million. For the year ended December 31, 2021, we recorded a net loss of $12 million related to the sale, which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations, and was primarily related to the write-down of the carrying value of the assets to estimate the selling price.

In June 2021, we sold our controlling interest in Triangle Sign & Service, LLC (Triangle) for $12 million. We recorded a gain on the sale of Triangle of $6 million, of which $3 million was attributable to noncontrolling interests, for the year ended December 31, 2021, which is included in the gain on asset dispositions and other, net of impairment and net (loss) income attributable to the noncontrolling interests, respectively, in our consolidated statements of operations.

In February 2021, we sold two of our television broadcast stations, WDKA-TV in Paducah, KY and KBSI-TV in Cape Girardeau, MO, for an aggregate sale price of $28 million. We recorded a gain of $12 million for the year ended December 31, 2021, which is included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

2020 Dispositions. In January 2020, we agreed to sell the license and non-license assets of WDKY-TV in Lexington, KY and certain non-license assets associated with KGBT-TV in Harlingen, Texas for an aggregate purchase price of $36 million. The KGBT-TV and WDKY-TV transactions closed during the first and third quarters of 2020, respectively, and we recorded gains of $8 million and $21 million, respectively, for the year ended December 31, 2020, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

Broadcast Incentive Auction. In 2012, Congress authorized the Federal Communication Commission (FCC) to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for the spectrum repack costs incurred of $24 million, $90 million, and $62 million for the years ended December 31, 2021, 2020, and 2019, respectively, which are recorded within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019, capital expenditures related to the spectrum repack were $12 million, $61 million, and $66 million, respectively.

In December 2020, the FCC began a similar repacking process associated with a portion of the C-Band spectrum in order to free up this spectrum for the use of 5G wireless services. The repack is scheduled to be completed in two phases, the first ended on December 31, 2021 and the second will end on December 31, 2023. We entered into an agreement with a communications provider in which we received equipment to complete the repack process at a maximum cost to us of $15 million. For the year ended December 31, 2021, we recognized a gain of $43 million, which is recorded within gain on asset dispositions and other, net of impairment in our consolidated statements of operations, equal to the fair value of the equipment that we received of $58 million, less the maximum cost to us of $15 million.

3. STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (LTIP). The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees. Under the LTIP, we have issued restricted stock awards (RSAs), stock grants to our non-employee directors, stock-settled appreciation rights (SARs), and stock options. A total of 19,000,000 shares of Class A Common Stock are reserved for awards under this plan. As of December 31, 2021, 7,099,237 shares were available for future grants. Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions (the Match) for participants in our 401(k) plan, an employee stock purchase plan (ESPP), and subsidiary stock awards. Stock-based compensation expense has no effect on our consolidated cash flows. For the years ended December 31, 2021, 2020, and 2019, we recorded stock-based compensation of $60 million, $51 million, and $33 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.  RSAs issued in 2021, 2020, and 2019 have certain restrictions that lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market. Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2020	441,709	$28.86
2021 Activity:
Granted	693,019	32.78
Vested	(615,736)	33.25
Forfeited	(17,611)	29.61
Unvested shares at December 31, 2021	501,381	$28.87

For the years ended December 31, 2021, 2020, and 2019, we recorded compensation expense of $21 million, $23 million, and $9 million, respectively. The majority of the unrecognized compensation expense of $6 million as of December 31, 2021 will be recognized in 2022.

Stock Grants to Non-Employee Directors.  In addition to fees paid in cash to our non-employee directors, on the date of each annual meetings of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock. We issued 45,836 shares in 2021, 63,600 shares in 2020, and 24,000 shares in 2019. We recorded expense of $2 million for the year ended December 31, 2021 and $1 million for each of the years ended December 31, 2020 and 2019, which was based on the average share price of the stock on the date of grant. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

SARs.  These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2021, 2020, and 2019, we recorded compensation expense of $15 million, $6 million, and $4 million, respectively.

The following is a summary of the 2021 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2020	3,205,562	$23.32
2021 Activity:
Granted	1,343,693	33.05
Exercised	(2,254,008)	20.99
Outstanding SARs at December 31, 2021	2,295,247	$31.29

As of December 31, 2021, there was no aggregate intrinsic value of the SARs outstanding and the outstanding SARs have a weighted average remaining contractual life of 7 years as of.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.6%	1.2% - 1.6%	2.5%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	48.2%	35.0%	33.8%
Annual dividend yield	2.5%	2.4% - 2.9%	2.5%

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

Options.  As of December 31, 2021, there were options outstanding to purchase 375,000 shares of Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.25 and a weighted average remaining contractual term of 4 years. As of December 31, 2021, there was no aggregate intrinsic value for the options outstanding. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2021. There was no expense recognized during the years ended December 31, 2021, 2020, and 2019.

During 2019, outstanding SARs and options increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

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

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The number of our Class A Common shares granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. For the years ended December 31, 2021, 2020, and 2019, we recorded $20 million, $19 million, and $17 million, respectively, of stock-based compensation expense related to the Match. A total of 7,000,000 shares of Class A Common Stock are reserved for matches under the plan. As of December 31, 2021, 2,314,064 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP for the years ended December 31, 2021, 2020, and 2019 was $2 million, $3 million, and $1 million, respectively. A total of 4,200,000 shares of Class A Common Stock are reserved for awards under the plan. As of December 31, 2021, 1,097,156 shares were available for future purchases.

4. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Operating equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under finance leases	Lease term

Acquired property and equipment is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2021 and 2020 (in millions):

	2021	2020
Land and improvements	$72	$74
Real estate held for development and sale	21	25
Buildings and improvements	308	307
Operating equipment	973	939
Office furniture and equipment	129	123
Leasehold improvements	60	59
Automotive equipment	63	66
Finance lease assets	61	59
Construction in progress	34	36
	1,721	1,688
Less: accumulated depreciation	(888)	(865)
	$833	$823

5. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill at December 31, 2021 and 2020 was as follows (in millions):

	Broadcast	Local sports	Other	Consolidated
Balance at December 31, 2019	$2,026	2,615	$75	$4,716
Assets held for sale (b)	(9)	—	—	(9)
Impairment	—	(2,615)	—	(2,615)
Balance at December 31, 2020	2,017	—	75	2,092
Disposition (a)	(1)	—	(3)	(4)
Balance at December 31, 2021	$2,016	$—	$72	$2,088

(a)See Note 2. Acquisitions and Dispositions of Assets for discussion of dispositions made during 2021.
(b)Assets held for sale as of December 31, 2020 were sold during the year ended December 31, 2021. See Note 2. Acquisitions and Dispositions of Assets for discussion of dispositions during 2021 and 2020.

During the year ended December 31, 2020, we recorded a $2,615 million goodwill impairment charge related to our regional sports networks included within the local sports segment based upon an interim impairment test performed during the three-month period ended September 30, 2020. See Impairment of Goodwill and Definite-Lived Intangible Assets below for additional discussion surrounding this impairment charge. Our accumulated goodwill impairment as of December 31, 2021 and 2020 was $3,029 million, respectively.

For our annual goodwill impairment tests related to our broadcast and other reporting units in 2021, 2020, and 2019, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. For one reporting unit in 2019, we elected to perform a quantitative assessment and concluded that its fair value significantly exceeded the carrying value. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2021 or 2019, and therefore did not perform interim impairment tests for goodwill during those periods.

As of December 31, 2021 and 2020, the carrying amount of our indefinite-lived intangible assets was as follows (in millions):

	Broadcast	Other	Consolidated
Balance at December 31, 2019 (a)	$131	$27	$158
Acquisition / Disposition (c)	13	—	13
Balance at December 31, 2020 (a) (b)	144	27	171
Acquisition / Disposition (c)	(21)	—	(21)
Balance at December 31, 2021 (a) (b)	$123	$27	$150

(a)Our indefinite-lived intangible assets in our broadcast segment relate to broadcast licenses and our indefinite-lived intangible assets in other relate to trade names.
(b)Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2021 and 2020.
(c)See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions and dispositions during 2021 and 2020.
We did not have any indicators of impairment for our indefinite-lived intangible assets in any interim period in 2021 or 2020, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in 2021 and 2020 and as a result of our qualitative assessments, we recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in millions):

	As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$5,323	$(1,419)	$3,904

Network affiliation	1,436	(861)	575
Favorable sports contracts	840	(251)	589
Other	51	(31)	20
Total other definite-lived intangible assets, net (a)	$2,327	$(1,143)	$1,184

	As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (b)	$5,329	$(1,043)	$4,286

Network affiliation	1,438	(775)	663
Favorable sports contracts (b)	840	(174)	666
Other	35	(26)	9
Total other definite-lived intangible assets, net (a)	$2,313	$(975)	$1,338

(a)Approximately $47 million and $54 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2021 and 2020, respectively.
(b)As of December 31, 2020, we recorded a total impairment loss relating to customer relationships and favorable sports contracts of $1,218 million and $431 million, respectively, which is reflected as a reduction within the Gross Carrying Value column.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 13 years for customer relationships, 15 years for network affiliations, and 12 years for favorable sports contracts. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2021, 2020, and 2019 was $554 million, $703 million, and $370 million, respectively, of which $77 million, $131 million, and $43 million, respectively, was associated with the amortization of favorable sports contracts and is presented within media programming and production expenses in our statements of operations.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2022	$548
2023	530
2024	517
2025	507
2026	497
2027 and thereafter	2,489
$5,088

Impairment of Goodwill and Definite-Lived Intangible Assets

In conjunction with the interim third quarter 2020 impairment testing related to our RSNs discussed below, during the year ended December 31, 2020, we recorded a non-cash impairment charge associated with customer relationships and other definite-lived intangible assets of $1,218 million and $431 million, respectively, included in impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. After the recognition of these impairments there were no asset groups which have a heightened risk of impairment because the projected undiscounted cash flows of the individual asset groups were substantially greater than their carrying values. However, significant deterioration in the factors described below could result in future material impairments. There were no impairment charges recorded for the years ended December 31, 2021 and 2019, as there were no indicators of impairment.

The Company performed an interim goodwill and long-lived asset impairment test during the three-month period ending September 30, 2020. Our RSNs, included in the local sports segment, were negatively impacted by the loss of certain distributors. In addition, our existing distributors experienced elevated levels of subscriber erosion which we believe was influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the current economic environment, the COVID 19 pandemic, and related uncertainties. These factors are also expected to have a negative impact on future projected revenue and margins of our RSNs.

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

The fair value of the asset groups, reporting units and definite lived intangible assets were determined based upon a discounted cash flow analysis which uses the present value of projected cash flows. The projected cash flows were based upon our estimates of future revenues and margins, among other inputs. The discount rates used in the valuation were based on a weighted-average cost of capital determined from relevant market comparisons and taking into consideration the risk specifically associated with our asset groups and underlying assets. Terminal values were determined based upon the final year of projected cash flows which reflected our estimate of stable perpetual growth. The more sensitive inputs used in the discounted cash flow analysis include projected revenues and margins, as well as the discount rates used to calculate the present value of future cash flows. Projected revenue was based on the consideration of historical experience of the business, market data surrounding subscriber projections and advertising growth, our ability to retain existing customers and our ability to obtain new customers. Our revenue projections could be negatively impacted by the further loss of key distributors, inability to obtain new or retain existing distributors on terms similar to those expiring, greater than expected consumer migration away from traditional linear distributors, or our inability to successfully execute on our DTC strategy and develop alternative revenue streams, among other factors. Our future margins may also be affected by our inability to renew sports rights agreements on terms favorable to us.

We tested the RSN reporting units' goodwill for impairment on an interim basis by comparing the fair value of each of the RSN reporting units to their revised carrying value after adjustments were made related to the impairments of the asset groups, as described above. To the extent that the carrying value of the respective reporting units exceeded the fair value, a goodwill impairment charge was recorded. The fair value of the reporting units was determined based upon a discounted cash flow analysis, as described above. For the year ended December 31, 2020, we recorded a non-cash goodwill impairment charge of $2,615 million, included in impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations. As of December 31, 2021, there was no remaining goodwill within our local sports segment and the remaining balance of the customer relationship intangible asset was $3,380 million and the aggregate remaining balance of the other definite-lived intangible assets was $589 million within our local sports segment.

6. OTHER ASSETS:

Other assets as of December 31, 2021 and 2020 consisted of the following (in millions):

	2021	2020
Equity method investments	$517	$451
Other investments	567	450
Post-retirement plan assets	50	44
Other	274	113
Total other assets	$1,408	$1,058

Equity Method Investments

We have a portfolio of investments, including our investment in the YES Network and entities that are primarily focused on the development of real estate, sustainability initiatives, and other non-media businesses. For the years ended December 31, 2021, 2020, and 2019, none of our investments were individually significant.

Summarized Financial Information. As described under Principles of Consolidation within Note 1. Nature of Operations and Summary of Significant Accounting Policies, we record our proportionate share of net income generated by equity method investees in income (loss) from equity method investments in our consolidated statements of operations. The summarized results of operations and financial position of the investments accounted for under the equity method are as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Revenues, net	$994	$611	$386
Operating income	$316	$147	$47
Net income	$465	$23	$13

	As of December 31,
	2021	2020
Current assets	$468	$493
Noncurrent assets	$4,259	$4,219
Current liabilities	$184	$410
Noncurrent liabilities	$2,030	$2,327

YES Network Investment. We account for our investment in the YES Network as an equity method investment, which is recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment is represented within income (loss) from equity method investments in our consolidated statements of operations. We recorded income of $41 million, $6 million, and $16 million related to our investment for the years ended December 31, 2021, 2020, and 2019, respectively. We did not identify any other than temporary impairments associated with our investment in the YES Network during the years ended December 31, 2021, 2020, and 2019.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment, Additionally, certain investments are measured at net asset value (NAV).

At December 31, 2021 and 2020, we held $402 million and $400 million, respectively, in investments measured at fair value and $147 million and $24 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $42 million and gains of $156 million and $2 million during the years ended December 31, 2021, 2020, and 2019, respectively, associated with these securities, which is reflected in other (expense) income, net in our consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $18 million, net of $7 million of cumulative impairments, as of December 31, 2021, and $26 million, net of $7 million of cumulative impairments, as of December 31, 2020. We recorded no impairments related to these investments for the years ended December 31, 2021 and 2020. We recorded a $7 million impairment related to two investments for the year ended December 31, 2019, which is reflected in other (expense) income, net in our consolidated statements of operations.

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

As of December 31, 2021 and 2020, our unfunded commitments related to certain equity investments totaled $111 million and $98 million, respectively, including $81 million and $27 million, respectively, related to investments measured at NAV.

7. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including finance leases to affiliates) consisted of the following as of December 31, 2021 and 2020 (in millions):

	2021	2020
STG Bank Credit Agreement:
Term Loan B-1, due January 3, 2024	$379	$1,119
Term Loan B-2, due September 30, 2026	1,271	1,284
Term Loan B-3, due April 1, 2028 (a)	736	—
DSG Bank Credit Agreement (b):
Term Loan, due August 24, 2026	3,226	3,259
STG Notes:
5.875% Unsecured Notes, due March 15, 2026	348	348
5.125% Unsecured Notes, due February 15, 2027	400	400
5.500% Unsecured Notes, due March 1, 2030	500	500
4.125% Senior Secured Notes, due December 1, 2030	750	750
DSG Notes:
12.750% Senior Secured Notes, due December 1, 2026 (b)	31	31
5.375% Senior Secured Notes, due August 15, 2026 (b)	3,050	3,050
6.625% Unsecured Notes, due August 15, 2027	1,744	1,744
DSG Accounts Receivable Securitization Facility (c)	—	177
Debt of variable interest entities	9	17
Debt of non-media subsidiaries	17	17
Finance leases	28	30
Finance leases - affiliate	9	8
Total outstanding principal	12,498	12,734
Less: Deferred financing costs and discounts	(158)	(183)
Less: Current portion	(66)	(56)
Less: Finance leases - affiliate, current portion	(3)	(2)
Net carrying value of long-term debt	$12,271	$12,493

(a)On April 1, 2021, STG amended the STG Bank Credit Agreement to raise term loans in an aggregate principal amount of $740 million (STG Term Loan B-3), the proceeds of which were used to refinance a portion of STG's term loan maturing in January 2024, as more fully described below under STG Bank Credit Agreement.
(b)On March 1, 2022, DSG completed a refinancing transaction relating to the DSG Bank Credit Agreement, the DSG 5.375% Secured Notes (defined below under DSG Notes) and the DSG 12.750% Secured Notes (defined below under DSG Notes). See Note 20. Subsequent Events for a discussion of the refinancing transaction.
(c)On November 5, 2021, SBG purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the DSG Accounts Receivable Facility (A/R Facility). SBG purchased the lenders’ outstanding loans and commitments under the A/R Facility by making a payment to the lenders as consideration for the purchase of the lenders’ respective rights and obligations under the A/R Facility equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. Transactions related to the A/R Facility are now intercompany transactions and therefore, are eliminated in consolidation.

Debt under the STG Bank Credit Agreement, DSG Bank Credit Agreement, notes payable and finance leases as of December 31, 2021 matures as follows (in millions):

	Notes and Bank Credit Agreements	Finance Leases	Total
2022	$63	$8	$71
2023	54	8	62
2024	433	7	440
2025	68	6	74
2026	7,748	6	7,754
2027 and thereafter	4,095	14	4,109
Total minimum payments	12,461	49	12,510
Less: Deferred financing costs, discounts, and premiums	(158)	—	(158)
Less: Amount representing future interest	—	(12)	(12)
Net carrying value of debt	$12,303	$37	$12,340

Interest expense in our consolidated statements of operations was $618 million, $656 million, and $422 million for the years ended December 31, 2021, 2020, and 2019, respectively. Interest expense included amortization of deferred financing costs, debt discounts, and premiums of $30 million, $31 million, and $17 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2021 and 2020:

		Weighted Average Effective Rate
	Stated Rate	2021	2020
STG Bank Credit Agreement:
Term Loan B	LIBOR plus 2.25%	2.36%	2.94%
Term Loan B-2	LIBOR plus 2.50%	2.77%	3.29%
Term Loan B-3	LIBOR plus 3.00%	3.89%	—%
Revolving Credit Facility (a)	LIBOR plus 2.00%	—%	—%
DSG Bank Credit Agreement (b):
Term Loan	LIBOR plus 3.25%	3.62%	4.21%
Revolving Credit Facility (c)	LIBOR plus 3.00%	—%	—%
DSG Accounts Receivable Securitization Facility (d)	LIBOR plus 4.97%	—%	4.77%
STG Notes:
5.875% Unsecured Notes	5.88%	6.09%	6.09%
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%
DSG Notes:
12.750% Secured Notes (b)	12.75%	11.95%	11.95%
5.375% Secured Notes (b)	5.38%	5.73%	5.73%
6.625% Unsecured Notes	6.63%	7.00%	7.00%

(a)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. The STG Revolving Credit Facility is priced at LIBOR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the STG Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2021 and 2020, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the STG Revolving Credit Facility. See STG Bank Credit Agreement below for further information.
(b)On March 1, 2022 DSG completed a refinancing transaction relating to the DSG Bank Credit Agreement, the DSG 5.375% Secured Notes (defined below under DSG Notes) and the DSG 12.750% Secured Notes (defined below under DSG Notes). See Note 20. Subsequent Events for a discussion of the refinancing transaction.
(c)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio is less than or equal to 3.25x, less than or equal to 3.75x but greater than 3.25x, or greater than 3.75x, respectively. The DSG Revolving Credit Facility is priced at LIBOR plus 3.00%, subject to decrease if the specified first lien leverage ratio (as defined in the DSG Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2021 and 2020, there were no outstanding borrowings, no letters of credit outstanding, and $228 million available under the DSG Revolving Credit Facility. See DSG Bank Credit Agreement below for further information.
(d)On November 5, 2021, SBG purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the A/R Facility. SBG purchased the lenders’ outstanding loans and commitments under the A/R Facility by making a payment to the lenders as consideration for the purchase of the lenders’ respective rights and obligations under the A/R Facility equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. Transactions related to the A/R Facility are now intercompany transactions and, therefore, are eliminated in consolidation.

We recorded $4 million of debt issuance costs and original issuance discounts during the year ended December 31, 2021, $19 million of debt issuance costs and a $25 million original issuance premium during the year ended December 31, 2020, and $222 million of debt issuance costs and original issuance discounts during the year ended December 31, 2019. Debt issuance costs and original issuance discounts and premiums are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to our STG Revolving Credit Facility and DSG Revolving Credit Facility, which are presented within other assets in our consolidated balance sheets.

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

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise additional term loans in an aggregate principal amount of $740 million (STG Term Loan B-3), with an original issuance discount of $4 million, the proceeds of which were used to refinance a portion of the STG Term Loan B-1 maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or successor rate) plus 3.00%.

The STG Term Loan B-2 and STG Term Loan B-3 amortize in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loan, with the balance being payable on the maturity date.

The STG Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the STG Bank Credit Agreements), which requires such applicable ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. The financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the STG Revolving Credit Facility, measured as of the last day of each quarter, is utilized under the STG Revolving Credit Facility as of such date. Since there was no utilization under the STG Revolving Credit Facility as of December 31, 2021, STG was not subject to the financial maintenance covenant under the STG Bank Credit Agreement. As of December 31, 2021, the STG first lien leverage ratio was below 4.5x. The STG Bank Credit Agreement contains other restrictions and covenants which we were in compliance with as of December 31, 2021.

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

DSG Bank Credit Agreement

On August 23, 2019, DSG and Diamond Sports Intermediate Holdings LLC (Holdings), an indirect wholly owned subsidiary of the Company and an indirect parent of DSG, entered into a credit agreement (the DSG Bank Credit Agreement). Pursuant to the DSG Bank Credit Agreement, DSG raised a seven-year $3,300 million aggregate amount term loan (the DSG Term Loan), with an original issuance discount of $17 million, which bears interest at LIBOR plus 3.25%.

The DSG Term Loan amortizes in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loan, with the balance being payable on the maturity date. Following the end of each fiscal year, we are required to prepay the DSG Term Loan in an aggregate amount equal to (a) 50% of excess cash flow for such fiscal year if the first lien leverage ratio is greater than 3.75 to 1.00, (b) 25% of excess cash flow for such fiscal year if the first lien leverage ratio is greater than 3.25 to 1.00 but less than or equal to 3.75 to 1.00, and (c) 0% of excess cash flow for such fiscal year if the first lien leverage ratio is equal to or less than 3.25 to 1.00.

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

The DSG Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the DSG Bank Credit Agreements), which requires such applicable ratio not to exceed 6.25x, measured as of the end of each fiscal quarter. The financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the DSG Revolving Credit Facility, measured as of the last day of each quarter, is utilized under the DSG Revolving Credit Facility as of such date. Since there was no utilization under the DSG Revolving Credit Facility as of December 31, 2021, DSG was not subject to the financial maintenance covenant under the DSG Bank Credit Agreement. As of December 31, 2021, the DSG first lien leverage ratio was above 6.25x. We expect that the DSG first lien leverage ratio will remain above 6.25x for at least the next twelve months, which will restrict our ability to utilize the full DSG Revolving Credit Facility. We do not currently expect to have more than 35% of the capacity of the DSG Revolving Credit Facility outstanding as of any quarterly measurement date during the next twelve months, therefore we do not expect DSG will be subject to the financial maintenance covenant. The DSG Bank Credit Agreement contains other restrictions and covenants which we were in compliance with as of December 31, 2021.

DSG's obligations under the DSG Bank Credit Agreement are (i) jointly and severally guaranteed by Holdings and DSG’s direct and indirect, existing and future wholly-owned domestic restricted subsidiaries, subject to certain exceptions, and (ii) secured by first-priority lien on substantially all tangible and intangible assets (whether now owned or hereafter arising or acquired) of DSG and the guarantors, subject to certain permitted liens and other agreed upon exceptions. The DSG Credit Facilities are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

On March 1, 2022, DSG completed a refinancing transaction relating to the DSG Bank Credit Agreement. See Note 20. Subsequent Events for a discussion of the refinancing transaction.

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

On June 10, 2020, we exchanged $66.5 million aggregate principal amount of the DSG 6.625% Notes for cash payments of $10 million, including accrued but unpaid interest, and $31 million aggregate principal amount of newly issued senior secured notes, which bear interest at a rate of 12.750% per annum and mature on December 1, 2026 (the DSG 12.750% Secured Notes, and together with the DSG 5.375% Secured Notes, the DSG Existing Secured Notes, and together with the DSG 6.625% Notes, the DSG Notes).

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

DSG’s obligations under the DSG Notes are jointly and severally guaranteed by Holdings, DSG’s direct parent, and certain wholly-owned subsidiaries of Holdings. The RSNs wholly-owned by Holdings and its subsidiaries will also jointly and severally guarantee the Issuers' obligations under the DSG Notes. The DSG Notes are not guaranteed by the Company, STG, or any of STG’s subsidiaries.

On March 1, 2022, DSG completed a refinancing transaction relating to the DSG 5.375% Secured Notes and the DSG 12.750% Secured Notes. See Note 20. Subsequent Events for a discussion of the refinancing transaction.

A/R Facility

On September 23, 2020 (the Closing Date), the Company's and DSG's indirect wholly-owned subsidiary, DSPV, entered into a $250 million A/R Facility which matures on September 23, 2023, in order to enable DSG to raise incremental funding for the ongoing business needs of DSG and its subsidiaries. On November 5, 2021, the Company purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the A/R Facility by making a payment to the lenders equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. In connection therewith, the Company and DSPV entered into an omnibus amendment to the A/R Facility to provide greater flexibility to DSG, including, (i) increasing the maximum facility limit availability from up to $250 million to up to $400 million; (ii) eliminating the early amortization event related to DSG’s earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement governing the A/R Facility, less interest expense covenant; (iii) extending the stated maturity date by one year from September 23, 2023 to September 23, 2024; and (iv) relaxing certain concentration limits thereby increasing the amounts of certain accounts receivable eligible to be sold. The other material terms of the A/R Facility remain unchanged. Transactions related to the A/R Facility are now intercompany transactions and, therefore, are eliminated in consolidation.

DSG's ability to make scheduled payments on its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond its control. The impact of the outbreak of COVID-19 continues to create significant uncertainty and disruption in the global economy and financial markets. Further, DSG's success is dependent upon, among other things, the terms of its agreements with Distributors, OTT and other streaming providers and the successful execution of its DTC strategy. Primarily as a result of losses of Distributors, increased subscriber churn and the COVID-19 pandemic, DSG has experienced operating losses since the second quarter of 2020 and we expect it will continue to incur operating losses in future periods. DSG has taken steps to mitigate the impacts of this uncertainty, including managing its controllable costs, amending its A/R Facility and entering into a Transaction Support Agreement with the Company and certain lenders holding term loans under the DSG Bank Credit Agreement and certain holders of, or investment advisors, sub-advisors, or managers of funds or accounts that hold, the DSG Existing Secured Notes which contemplates that, among other things, DSG would obtain a new $635 million first-priority lien term loan credit facility which would mature in May 2026 and would rank first in lien priority on shared collateral ahead of DSG’s loans and/or commitments under the DSG Bank Credit Agreement and DSG Existing Secured Notes. See Note 20. Subsequent Events.

Debt of variable interest entities and guarantees of third-party debt

We jointly, severally, unconditionally, and irrevocably guarantee $39 million and $49 million of debt of certain third parties as of December 31, 2021 and 2020, respectively, of which $9 million and $16 million, net of deferred financing costs, related to consolidated VIEs is included in our consolidated balance sheets as of December 31, 2021 and 2020, respectively. These guarantees primarily relate to the debt of Cunningham as discussed under Cunningham Broadcasting Corporation within Note 15. Related Person Transactions. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. As of December 31, 2021, we have determined that it is not probable that we would have to perform under any of these guarantees.

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

The following table presents lease expense we have recorded in our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Finance lease expense:
Amortization of finance lease asset	$3	$3	$3
Interest on lease liabilities	3	4	4
Total finance lease expense	6	7	7
Operating lease expense (a)	60	64	47
Total lease expense	$66	$71	$54

(a)Includes variable lease expense of $7 million for each of the years ended December 31, 2021 and 2020 and $5 million for the year ended December 31, 2019 and short-term lease expense of $1 million for each of the years ended December 31, 2021, 2020, and 2019.

The following table summarizes our outstanding operating and finance lease obligations as of December 31, 2021 (in millions):

	Operating Leases	Finance Leases	Total
2022	$47	$8	$55
2023	41	8	49
2024	35	7	42
2025	34	6	40
2026	29	6	35
2027 and thereafter	121	14	135
Total undiscounted obligations	307	49	356
Less imputed interest	(67)	(12)	(79)
Present value of lease obligations	$240	$37	$277

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2021 and December 31, 2020 (in millions, except lease term and discount rate):

	2021			2020
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$207	$18	(a)	$197	$17	(a)

Lease liabilities, current	35	5		34	5
Lease liabilities, non-current	205	32		198	33
Total lease liabilities	$240	$37		$232	$38

Weighted average remaining lease term (in years)	8.39	7.71		9.39	8.39
Weighted average discount rate	5.4%	7.9%		5.7%	8.4%

(a)Finance lease assets are reflected in property and equipment, net in our consolidated balance sheets.

The following table presents other information related to leases for the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$55	$38
Operating cash flows from finance leases	$3	$3	$4
Financing cash flows from finance leases	$5	$5	$5
Leased assets obtained in exchange for new operating lease liabilities	$50	$20	$35
Leased assets obtained in exchange for new finance lease liabilities	$4	$6	$—

9. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2021 were as follows (in millions):

2022	$97
2023	14
2024	6
2025	1
2026	—
Total	118
Less: Current portion	97
Long-term portion of program contracts payable	$21

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $21 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $31 million as of December 31, 2021.

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

The Redeemable Subsidiary Preferred Equity accrues an initial quarterly dividend equal to 1-Month LIBOR (with a 0.75% floor) plus 7.5% (8% if paid in kind) per annum on the sum of (i) $1,025 million (the Aggregate Liquidation Preference) plus (ii) the amount of aggregate accrued and unpaid dividends as of the end of the immediately preceding dividend accrual period, payable, at DSH's election, in cash or, to the extent not paid in cash, by automatically increasing the Aggregate Liquidation Preference, whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds legally available for the payment of dividends. The Redeemable Subsidiary Preferred Equity dividend rate is subject to rate step-ups of 0.5% per annum, beginning on August 23, 2022; provided that, and subject to other applicable increases in the dividend rate described below, the cumulative dividend rate will be capped at 1-Month LIBOR plus 10.5% per annum until (a) on February 23, 2028, the Redeemable Subsidiary Preferred Equity dividend rate will increase by 1.50% with further increases of 0.5% on each six month anniversary thereafter and (b) the Redeemable Subsidiary Preferred Equity dividend rate will increase by 2% if we do not redeem the Redeemable Subsidiary Preferred Equity, to the extent elected by holders of the Redeemable Subsidiary Preferred Equity, upon a change of control; provided, in each case, that the cumulative dividend rate will be capped at 1-Month LIBOR plus 14% per annum.

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

We redeemed no Redeemable Subsidiary Preferred Equity during the year ended December 31, 2021. During the year ended December 31, 2020, we redeemed 550,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $550 million plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates.

Dividends accrued during the years ended December 31, 2021, 2020, and 2019 were $14 million, $36 million, and $33 million, respectively, and are reflected in net (loss) income attributable to the noncontrolling interests in our consolidated statements of operations. Dividends accrued during the 2nd, 3rd, and 4th quarters of 2021 were paid in kind and added to the liquidation preference. The balance of the Redeemable Subsidiary Preferred Equity, net of issuance costs, was $181 million and $170 million as of December 31, 2021 and 2020, respectively.

In connection with the Redeemable Subsidiary Preferred Equity, the Company provides a guarantee of collection of distributions.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries had the right to sell its interest to the Company at a fair market sale value of $376 million, plus any undistributed income, which was exercised and settled in January 2020.

A noncontrolling equity holder of one of our subsidiaries has the right to sell its interest to the Company at any time during the 30-day period following September 30, 2025. The value of this redeemable noncontrolling interest was $16 million and $20 million as of December 31, 2021 and 2020, respectively.

11. COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2021, 952,626 Class B Common Stock shares were converted into Class A Common Stock shares. During 2020, no Class B Common Stock shares were converted into Class A Common Stock shares.

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

During 2021 and 2020, our Board of Directors declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. Total dividend payments for both the year ended December 31, 2021 and 2020 were $0.80 per share. In February 2022, our Board of Directors declared a quarterly dividend of $0.25 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant. The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2021, we repurchased approximately 2.4 million shares of Class A Common Stock for $61 million. As of December 31, 2021, the total remaining repurchase authorization was $819 million. As of February 23, 2022, we repurchased an additional 2 million shares of Class A Common Stock for $55 million since January 1, 2022. All shares were repurchased under a 10b5-1 plan.

12. INCOME TAXES:

The (benefit) provision for income taxes consisted of the following for the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Current (benefit) provision for income taxes:
Federal	$(78)	$(126)	$(89)
State	2	9	(2)
	(76)	(117)	(91)
Deferred benefit for income taxes:
Federal	(93)	(584)	(4)
State	(4)	(19)	(1)
	(97)	(603)	(5)
Benefit for income taxes	$(173)	$(720)	$(96)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments:
Federal tax credits (a)	10.6%	1.7%	(684.6)%
Net Operating Loss Carryback (b)	7.5%	1.9%	—%
State income taxes, net of federal tax benefit (c)	(4.2)%	4.0%	56.6%
Noncontrolling interest (d)	2.6%	0.7%	(138.9)%
Valuation allowance (e)	(1.5)%	(6.1)%	(237.1)%
Change in unrecognized tax benefits (f)	(1.0)%	(0.2)%	72.2%
Stock-based compensation	(0.2)%	(0.1)%	(15.9)%
Non-deductible items (g)	(0.1)%	—%	192.7%
Effect of consolidated VIEs (h)	0.1%	(0.1)%	46.3%
Spectrum sales (i)	—%	—%	(386.7)%
Capital loss carryback (j)	—%	—%	(26.0)%
Other	(0.1)%	0.1%	(3.0)%
Effective income tax rate	34.7%	22.9%	(1,103.4)%

(a)Our 2021, 2020, and 2019 income tax provisions include a benefit of $40 million, $42 million, and $57 million, respectively, related to investments in sustainability initiatives whose activities qualify for federal income tax credits through 2021.
(b)Our 2021 and 2020 income tax provisions include a benefit of $38 million and $61 million, respectively, as result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to the pre-2018 years when the federal tax rate was 35%.
(c)Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers, law changes, and/or impact of changes in apportionment.
(d)Our 2021, 2020, and 2019 income tax provisions include a $13 million, $23 million, and $12 million benefit, respectively, related to noncontrolling interest of various partnerships.
(e)Our 2021 income tax provision includes a net $8 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets as a result of the changes in estimate of the state apportionment. Our 2020 income tax provision includes a $192 million addition related to an increase in valuation allowance primarily due to the change in judgement in the realizability of certain deferred tax assets resulting from the reduction in forecast of future operating income and the RSN impairment. Our 2019 income tax provision includes a $16 million benefit related to a release of valuation allowance on certain state net operating losses where utilization was expected as a result of a business combination.
(f)Our 2021, 2020, and 2019 income tax provisions include $1 million, $5 million, and $4 million additions, respectively, related to tax positions of prior tax years.
(g)Our 2019 income tax provision includes a $17 million addition primarily related to regulatory costs, executive compensation and other not tax-deductible expenses.
(h)Certain of our consolidated VIEs incur expenses that are not attributable to non-controlling interests because we absorb certain related losses of the VIEs. These expenses are not tax-deductible by us, and since these VIEs are treated as pass-through entities for income tax purposes, deferred income tax benefits are not recognized.
(i)Our 2019 income tax provision includes a benefit of $34 million related to the treatment of the gain from the sale of certain broadcast spectrum in connection with the Broadcast Incentive Auction.
(j)Our 2019 income tax provision includes a $2 million benefit related to capital losses that will be carried back to the pre-2018 tax years when the federal tax rate was 35%.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Deferred Tax Assets:
Net operating losses:
Federal	$16	$22
State	120	130
Goodwill and intangible assets	6	9
Basis in DSH	814	834
Tax Credits	87	67
Other	108	53
	1,151	1,115
Valuation allowance for deferred tax assets	(256)	(252)
Total deferred tax assets	$895	$863

Deferred Tax Liabilities:
Goodwill and intangible assets	$(397)	$(402)
Property & equipment, net	(165)	(221)
Other	(40)	(43)
Total deferred tax liabilities	(602)	(666)
Net deferred tax assets	$293	$197

At December 31, 2021, the Company had approximately $76 million and $2.6 billion of gross federal and state net operating losses, respectively. Except for those without an expiration date, these losses will expire during various years from 2022 to 2041, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes. As of December 31, 2021, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the IRC Section 163(j) and a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future. During the year ended December 31, 2021, we increased our valuation allowance by $4 million to $256 million. The increase in valuation allowance was primarily due to uncertainty in the realizability of deferred tax assets related to interest expense carryforwards under the IRC Section 163(j), offset by a change in judgement in the realizability of certain state deferred tax assets. During the year ended December 31, 2020, we increased our valuation allowance by $187 million to $252 million. The increase in valuation allowance was primarily due to the change in judgement in the realizability of certain deferred tax assets resulting from the reduction in forecast of future operating income and the RSN impairment.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in millions):

	2021	2020	2019
Balance at January 1,	$11	$11	$7
Additions related to prior year tax positions	1	5	4
Additions related to current year tax positions	3	3	—
Reductions related to prior year tax positions	—	(1)	—
Reductions related to settlements with taxing authorities	—	(4)	—
Reductions related to expiration of the applicable statute of limitations	—	(3)	—
Balance at December 31,	$15	$11	$11

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Our 2016 through 2019 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. Certain of our 2017 and subsequent federal and/or state tax returns remain subject to examination by various tax authorities. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements. In addition, we do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

13. COMMITMENTS AND CONTINGENCIES:

Sports Programming Rights

We are contractually obligated to make payments to purchase sports programming rights. The following table presents our annual non-cancellable commitments relating to the local sports segment's sports programming rights agreements as of December 31, 2021. These commitments assume that sports teams fully deliver the contractually committed games, and do not reflect the impact of rebates expected to be paid by the teams.

(in millions)
2022	$1,819
2023	1,773
2024	1,707
2025	1,573
2026	1,373
2027 and thereafter	5,723
Total	$13,968

Other Liabilities

In connection with the RSN Acquisition, we assumed certain fixed payment obligations which are payable through 2027. We recorded these obligations in purchase accounting at estimated fair value. As of December 31, 2021 and 2020, $32 million and $31 million, respectively, was recorded within other current liabilities and $71 million and $97 million, respectively, was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $6 million, $8 million, and $4 million was recorded for the years ended December 31, 2021, 2020, and 2019, respectively.

In connection with the RSN Acquisition, we assumed certain variable payment obligations which are payable through 2030. These contractual obligations are based upon the excess cash flow of certain RSNs. We recorded these obligations in purchase accounting at estimated fair value. As of December 31, 2021 and 2020, $8 million and $12 million, respectively, was recorded within other current liabilities and $23 million and $41 million, respectively, was recorded within other long-term liabilities in our consolidated balance sheets. These obligations are measured at the present value of the estimated amount of cash to be paid over the term of the contracts. We recorded measurement adjustment gains of $15 million and $159 million for the years ended December 31, 2021 and 2020, respectively, recorded within other (expense) income, net in our consolidated statements of operations.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the Defendants’ motion to dismiss on November 6, 2020. Since then, the Plaintiffs have served the Defendants with written discovery requests, and the Court has set a pretrial schedule which now requires discovery to be completed by December 30, 2022 and briefing on class certification to be completed by May 15, 2023. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the Commission will terminate the rulemaking or take other action.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order (Ownership Order) which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs under certain circumstances. Certain existing JSAs were later grandfathered until 2025. On November 20, 2017, the FCC released an Ownership Order on Reconsideration that, among other things, eliminated the JSA attribution rule. The Ownership Order on Reconsideration (including elimination of the JSA attribution rule) became effective on February 7, 2018. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit’s decision on April 1, 2021 and the Ownership Order on Reconsideration is currently in effect.

On December 18, 2017, the Commission released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. We cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all our present stations we reach approximately 24% of U.S. households. Changes to the national ownership cap could limit our ability to make television station acquisitions.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules. The NPRM seeks comment on whether certain of its ownership rules continue to be necessary in the public interest or whether they should be modified or eliminated. With respect to the local television ownership rule specifically, among other things, the NPRM seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the NPRM examines further several diversity related proposals raised in the last quadrennial review proceeding. The public comment period began on April 29, 2019, and reply comments were due by May 29, 2019. On July 16, 2021, the FCC extended the comment deadline to September 2, 2021and extended the reply comment deadline to October 1, 2021. We cannot predict the outcome of the rulemaking proceeding. Changes to these rules could impact our ability to make radio or television station acquisitions.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$43	$64
Accounts receivable, net	83	70
Prepaid sports rights	2	2
Other current assets	4	5
Total current asset	132	141

Property and equipment, net	17	16
Operating lease assets	5	6
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	47	54
Other assets	1	1
Total assets	$217	$233

LIABILITIES
Current liabilities:
Other current liabilities	$62	$40

Notes payable, finance leases, and commercial bank financing, less current portion	—	10
Operating lease liabilities, less current portion	4	5
Program contracts payable, less current portion	2	4
Other long term liabilities	4	17
Total liabilities	$72	$76

The amounts above represent the consolidated assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $127 million and $131 million as of December 31, 2021 and December 31, 2020, respectively, as these amounts are eliminated in consolidation.  The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2021, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party debt under Note 7. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $175 million and $75 million as of December 31, 2021 and 2020, respectively, and are included in other assets in our consolidated balance sheets. See Note 6. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other equity investments are recorded in income (loss) from equity method investments and other (expense) income, net, respectively, in our consolidated statements of operations. We recorded a gain of $37 million and losses of $38 million and $50 million for the years ended December 31, 2021, 2020, and 2019, respectively, related to these investments.

15. RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan and Robert Smith (collectively, the controlling shareholders) are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $5 million for each of the years ended December 31, 2021, 2020, and 2019.

Finance leases payable related to the aforementioned relationships were $9 million, net of $1 million interest, and $8 million, net of $2 million interest, as of December 31, 2021 and 2020, respectively. The finance leases mature in periods through 2029. For further information on finance leases to affiliates, see Note 7. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $1 million for each of the years ended December 31, 2021 and 2020 and $2 million for the year ended December 31, 2019.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 14. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of December 31, 2021, we have jointly, severally, unconditionally, and irrevocably guaranteed $37 million of Cunningham debt, of which $7 million, net of $0.2 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional five-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $58 million and $54 million as of December 31, 2021 and 2020, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2021 and 2020. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $11 million for the year ended December 31, 2021 and $8 million for each of the years ended December 31, 2020 and 2019.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between May 2023 and November 2029, and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $144 million, $157 million, and $155 million for the years ended December 31, 2021, 2020, and 2019, respectively, related to the Cunningham Stations.

 We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2022. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.5 million and increased by 3% on each anniversary and which expires in November 2024.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation (Atlantic Automotive), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling $0.1 million for the year ended December 31, 2021 and $0.2 million for each of the years ended December 31, 2020 and 2019.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2021, 2020, and 2019.

Equity method investees

YES Network. In August 2019, YES Network, an equity method investee, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $6 million, $5 million, and $2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

We have a minority interest in certain mobile production businesses, which we account for as equity method investments. We made payments to these businesses for production services totaling $45 million, $19 million, and $12 million for the years ended December 31, 2021, 2020, and 2019, respectively.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $17 million for the year ended December 31, 2021.

Programming rights

As of December 31, 2021, affiliates of six professional teams have non-controlling equity interests in certain of our RSNs. These agreements expire on various dates during the fiscal years ended 2025 through 2032. The Company paid $424 million, $168 million, net of rebates, and $73 million for the years ended December 31, 2021, 2020, and 2019, respectively, under sports programming rights agreements covering the broadcast of regular season games to professional teams who have non-controlling equity interests in certain of our RSNs.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.2 million, consisting of salary and bonus, for each of the years ended December 31, 2021, 2020, and 2019, and was granted RSAs with respect to 2,239 and 355 shares, vesting over two years, for the years ended December 31, 2021 and 2020, respectively. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.2 million, consisting of salary and bonus, for each of the years ended December 31, 2021, 2020, and 2019. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, President and Chief Executive Officer of the Company. Edward Kim received total compensation of $0.2 million and $0.1 million, consisting of salary, for the years ended December 31, 2021 and 2020, respectively.

16. EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of earnings per share for the years ended December 31, 2021, 2020, and 2019 (in millions, except share amounts which are reflected in thousands):

	2021	2020	2019
Income (Numerator)
Net (loss) income	$(326)	$(2,429)	$105
Net income attributable to the redeemable noncontrolling interests	(18)	(56)	(48)
Net (income) loss attributable to the noncontrolling interests	(70)	71	(10)
Numerator for basic and diluted earnings per common share available to common shareholders	$(414)	$(2,414)	$47

Shares (Denominator)
Basic weighted-average common shares outstanding	75,050	79,924	92,015
Dilutive effect of stock settled appreciation rights and outstanding stock options	—	—	1,170
Diluted weighted-average common and common equivalent shares outstanding	75,050	79,924	93,185

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

	2021	2020	2019
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	1,973	3,288	238

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
Segment financial information is included in the following tables for the years ended December 31, 2021, 2020, and 2019 (in millions):

As of December 31, 2021	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$—	$72	$—	$2,088
Assets	4,793	5,769	2,009	(30)	12,541
Capital expenditures	52	16	12	—	80

As of December 31, 2020	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,017	$—	$75	$—	$2,092
Assets	4,908	6,620	1,867	(13)	13,382
Capital expenditures	101	24	32	—	157

For the year ended December 31, 2021	Broadcast		Local sports		Other & Corporate	Eliminations		Consolidated
Revenue	$2,757		$3,056		$481	$(160)	(c)	$6,134
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	247		316		31	(3)		591
Amortization of sports programming rights (a)	—		2,350		—	—		2,350
Amortization of program contract costs	76		—		17	—		93
Corporate general and administrative expenses	147		10		13	—		170
Gain on asset dispositions and other, net of impairment	(24)	(b)	(43)	(b)	(4)	—		(71)
Operating income (loss)	374	(b)	(317)	(b)	39	(1)		95
Interest expense including amortization of debt discount and deferred financing costs	4		436		192	(14)		618
Income (loss) from equity method investments	—		49		(4)	—		45

For the year ended December 31, 2020	Broadcast		Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,922		$2,686	$451	$(116)	(c)	$5,943
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	239		410	27	(2)		674
Amortization of sports programming rights (a)	—		1,078	—	—		1,078
Amortization of program contract costs	83		—	3	—		86
Corporate general and administrative expenses	119		10	19	—		148
(Gain) loss on asset dispositions and other, net of impairment	(118)	(b)	—	3	—		(115)
Impairment of goodwill and definite-lived intangible assets	—		4,264	—	—		4,264
Operating income (loss)	789	(b)	(3,602)	47	(6)		(2,772)
Interest expense including amortization of debt discount and deferred financing costs	5		460	203	(12)		656
Income (loss) from equity method investments	—		6	(42)	—		(36)

For the year ended December 31, 2019	Broadcast		Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,690		$1,139	$470	$(59)	(c)	$4,240
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	246		157	22	(1)		424
Amortization of sports programming rights (a)	—		637	—	—		637
Amortization of program contract costs	90		—	—	—		90
Corporate general and administrative expenses	144		93	151	(1)		387
Gain on asset dispositions and other, net of impairment	(62)	(b)	—	(30)	—		(92)
Operating income (loss)	546	(b)	30	(98)	(8)		470
Interest expense including amortization of debt discount and deferred financing costs	5		200	230	(13)		422
Income (loss) from equity method investments	—		18	(53)	—		(35)

(a)The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations.
(b)Includes gains of $67 million for the year ended December 31, 2021 related to the fair value of equipment that we received for the C-Band spectrum repack and reimbursements for spectrum repack costs, and gains of $90 million and $62 million for the years ended December 31, 2020 and 2019, respectively, related to reimbursements for spectrum repack costs. See Note 2. Acquisitions and Dispositions of Assets.
(c)Includes $111 million, $100 million, and $35 million of revenue for the years ended December 31, 2021, 2020, and 2019, respectively, for services provided by broadcast to local sports and other, which are eliminated in consolidation.

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

The following table sets forth the carrying value and fair value of our financial assets and liabilities as of December 31, 2021 and 2020 (in millions):

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Investments in equity securities	$5	$5	$68	$68
STG:
Money market funds	265	265	448	448
Deferred compensation assets	48	48	42	42
Deferred compensation liabilities	38	38	36	36
DSG:
Money market funds	101	101	292	292

Level 2:
Investments in equity securities (a)	114	114	—	—
STG (b):
5.875% Senior Unsecured Notes due 2026	348	357	348	358
5.500% Senior Unsecured Notes due 2030	500	489	500	520
5.125% Senior Unsecured Notes due 2027	400	391	400	408
4.125% Senior Secured Notes due 2030	750	712	750	770
Term Loan B	379	373	1,119	1,107
Term Loan B-2	1,271	1,239	1,284	1,264
Term Loan B-3 (c)	736	722	—	—
DSG (b):
12.750% Senior Secured Notes due 2026	31	17	31	28
6.625% Senior Unsecured Notes due 2027	1,744	490	1,744	1,056
5.375% Senior Secured Notes due 2026	3,050	1,525	3,050	2,483
Term Loan	3,226	1,484	3,259	2,884
Accounts Receivable Securitization Facility	—	—	177	177
Debt of variable interest entities (b)	9	9	17	17
Debt of non-media subsidiaries (b)	17	17	17	17

Level 3:
Investments in equity securities (d)	282	282	332	332

(a)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing costs, which are excluded in the above table, of $158 million and $183 million as of December 31, 2021 and 2020, respectively.
(c)On April 1, 2021, STG amended the STG Bank Credit Agreement to raise term loans in an aggregate principle amount of $740 million, the net proceeds of which were used to refinance a portion of the STG Term Loan B-1 maturing in January 2024. Note 7. Notes Payable and Commercial Bank Financing for additional information.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the years ended December 31, 2021 and 2020 we recorded a fair value adjustment loss of $50 million and gain of $133 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 16% and 25% discount for lack of marketability (DLOM) as of December 31, 2021 and 2020, respectively. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 16% and 25% as of December 31, 2021 and 2020, respectively. There are certain restrictions surrounding the sale and ownership of common stock through the second anniversary of the agreement. The Company is also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above. See Note 6. Other Assets for further discussion.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Options and Warrants
Fair value at December 31, 2019	$—
Acquisition	199
Measurement adjustments	133
Fair value at December 31, 2020	$332
Measurement adjustments	(50)
Fair value at December 31, 2021	$282

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

Sinclair Television Group, Inc. (STG), a wholly-owned subsidiary and the television operating subsidiary of Sinclair Broadcast Group, Inc. (SBG), is the primary obligor under STG's Bank Credit Agreement, 5.875% unsecured notes, 5.125% unsecured notes, 5.500% unsecured notes, and 4.125% secured notes. Our Class A Common Stock and Class B Common Stock as of December 31, 2021, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under STG's Bank Credit Agreement, 5.875% unsecured notes, 5.125% unsecured notes, 5.500% unsecured notes, and 4.125% secured notes. As of December 31, 2021, our consolidated total debt of $12,340 million included $4,385 million of debt related to STG and its subsidiaries of which SBG guaranteed $4,347 million.

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG and the eliminations necessary to arrive at our information on a consolidated basis and are provided pursuant to the terms of certain of our debt agreements. Investments in the subsidiaries of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG are presented in each column under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these condensed consolidating financial statements should be read in conjunction with the accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2021
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$2	$316	$2	$496	$—	$816
Accounts receivable, net	—	—	649	596	—	1,245
Other current assets	10	82	293	136	(111)	410
Total current assets	12	398	944	1,228	(111)	2,471

Property and equipment, net	1	31	664	161	(24)	833

Investment in equity of consolidated subsidiaries	451	3,448	—	—	(3,899)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,105	4,019	(36)	5,088
Other long-term assets	331	1,956	427	1,853	(2,659)	1,908
Total assets	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

Accounts payable and accrued liabilities	$31	$85	$295	$279	$(35)	$655
Current portion of long-term debt	—	20	5	45	(1)	69
Other current liabilities	2	6	155	392	(77)	478
Total current liabilities	33	111	455	716	(113)	1,202

Long-term debt	915	4,317	33	8,488	(1,482)	12,271
Investment in deficit of consolidated subsidiaries	1,605	—	—	—	(1,605)	—
Other long-term liabilities	12	69	1,426	468	(1,398)	577
Total liabilities	2,565	4,497	1,914	9,672	(4,598)	14,050

Redeemable noncontrolling interests	—	—	—	197	—	197
Total Sinclair Broadcast Group (deficit) equity	(1,770)	1,336	3,443	(2,644)	(2,135)	(1,770)
Noncontrolling interests in consolidated subsidiaries	—	—	—	60	4	64
Total liabilities, redeemable noncontrolling interests, and equity	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2020
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$—	$458	$—	$801	$—	1,259
Accounts receivable, net	—	—	558	502	—	1,060
Other current assets	7	46	372	560	(87)	898
Total current assets	7	504	930	1,863	(87)	3,217

Property and equipment, net	1	33	706	109	(26)	823

Investment in equity of consolidated subsidiaries	430	3,549	—	—	(3,979)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,082	10	—	2,092
Indefinite-lived intangible assets	—	—	156	15	—	171
Definite-lived intangible assets	—	—	1,256	4,409	(41)	5,624
Other long-term assets	139	1,718	280	1,569	(2,254)	1,452
Total assets	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

Accounts payable and accrued liabilities	$19	$70	$247	$284	$(87)	$533
Current portion of long-term debt	—	13	5	41	(1)	58
Other current liabilities	1	2	134	306	—	443
Total current liabilities	20	85	386	631	(88)	1,034

Long-term debt	700	4,337	33	8,460	(1,037)	12,493
Investment in deficit of consolidated subsidiaries	1,118	—	—	—	(1,118)	—
Other liabilities	12	121	1,445	710	(1,438)	850
Total liabilities	1,850	4,543	1,864	9,801	(3,681)	14,377

Redeemable noncontrolling interests	—	—	—	190	—	190
Total Sinclair Broadcast Group (deficit) equity	(1,273)	1,261	3,546	(2,098)	(2,710)	(1,274)
Noncontrolling interests in consolidated subsidiaries	—	—	—	85	4	89
Total liabilities, redeemable noncontrolling interests, and equity	$577	$5,804	$5,410	$7,978	$(6,387)	$13,382

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2021
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$111	$2,979	$3,251	$(207)	$6,134

Media programming and production expenses	—	4	1,425	2,916	(54)	4,291
Selling, general and administrative	12	160	715	336	(145)	1,078
Depreciation, amortization and other operating expenses	1	8	327	341	(7)	670
Total operating expenses	13	172	2,467	3,593	(206)	6,039

Operating (loss) income	(13)	(61)	512	(342)	(1)	95

Equity in (loss) earnings of consolidated subsidiaries	(350)	435	—	—	(85)	—
Interest expense	(13)	(180)	(3)	(450)	28	(618)
Other (expense) income	(63)	16	(24)	111	(16)	24
Total other (expense) income, net	(426)	271	(27)	(339)	(73)	(594)

Income tax benefit (provision)	25	35	(44)	157	—	173
Net (loss) income	(414)	245	441	(524)	(74)	(326)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(18)	—	(18)
Net income attributable to the noncontrolling interests	—	—	—	(70)	—	(70)
Net (loss) income attributable to Sinclair Broadcast Group	$(414)	$245	$441	$(612)	$(74)	$(414)
Comprehensive (loss) income	$(414)	$246	$441	$(517)	$(74)	$(318)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2020
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$100	$3,081	$2,946	$(184)	$5,943

Media programming and production expenses	—	3	1,284	1,519	(71)	2,735
Selling, general and administrative	18	122	658	279	(97)	980
Impairment of goodwill and definite-lived intangible assets	—	—	—	4,264	—	4,264
Depreciation, amortization and other operating expenses	2	8	211	525	(10)	736
Total operating expenses	20	133	2,153	6,587	(178)	8,715

Operating (loss) income	(20)	(33)	928	(3,641)	(6)	(2,772)

Equity in (loss) earnings of consolidated subsidiaries	(2,409)	877	—	—	1,532	—
Interest expense	(13)	(191)	(3)	(474)	25	(656)
Other income (expense)	27	4	(41)	303	(14)	279
Total other (expense) income, net	(2,395)	690	(44)	(171)	1,543	(377)

Income tax benefit	1	51	3	665	—	720
Net (loss) income	(2,414)	708	887	(3,147)	1,537	(2,429)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(56)	—	(56)
Net loss attributable to the noncontrolling interests	—	—	—	71	—	71
Net (loss) income attributable to Sinclair Broadcast Group	$(2,414)	$708	$887	$(3,132)	$1,537	$(2,414)
Comprehensive (loss) income	$(2,414)	$707	$887	$(3,154)	$1,537	$(2,437)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2019

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$35	$2,841	$1,487	$(123)	$4,240

Media programming and production expenses	—	—	1,238	894	(59)	2,073
Selling, general and administrative	147	147	663	202	(40)	1,119
Depreciation, amortization and other operating expenses	—	(20)	278	334	(14)	578
Total operating expenses	147	127	2,179	1,430	(113)	3,770

Operating (loss) income	(147)	(92)	662	57	(10)	470

Equity in earnings of consolidated subsidiaries	165	577	—	—	(742)	—
Interest expense	(5)	(216)	(4)	(216)	19	(422)
Other income (expense)	2	(7)	(53)	24	(5)	(39)
Total other income (expense), net	162	354	(57)	(192)	(728)	(461)

Income tax benefit (provision)	32	66	(21)	19	—	96
Net income (loss)	47	328	584	(116)	(738)	105
Net income attributable to redeemable noncontrolling interests	—	—	—	(48)	—	(48)
Net income attributable to the noncontrolling interests	—	—	—	(10)	—	(10)
Net income (loss) attributable to Sinclair Broadcast Group	$47	$328	$584	$(174)	$(738)	$47
Comprehensive income (loss)	$47	$327	$584	$(116)	$(738)	$104

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2021
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(5)	$(216)	$583	$(46)	$11	$327

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2)	(64)	(18)	4	(80)
Acquisition of businesses, net of cash acquired	—	—	(4)	—	—	(4)
Proceeds from the sale of assets	—	—	34	9	—	43
Purchases of investments	(9)	(9)	(46)	(192)	—	(256)
Spectrum repack reimbursements	—	—	24	—	—	24
Other, net	(183)	—	(1)	28	183	27
Net cash flows used in investing activities	(192)	(11)	(57)	(173)	187	(246)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	341	—	46	(30)	357
Repayments of notes payable, commercial bank financing and finance leases	—	(362)	(6)	(51)	(182)	(601)
Dividends paid on Class A and Class B Common Stock	(60)	—	—	—	—	(60)
Repurchase of outstanding Class A Common Stock	(61)	—	—	—	—	(61)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(95)	—	(95)
Distributions to redeemable noncontrolling interests	—	—	—	(6)	—	(6)
Increase (decrease) in intercompany payables	333	106	(518)	65	14	—
Other, net	(13)	—	—	(40)	—	(53)
Net cash flows from (used in) financing activities	199	85	(524)	(86)	(198)	(524)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2	(142)	2	(305)	—	(443)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$2	$316	$2	$499	$—	$819

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2020
(In million)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(119)	$(75)	$864	$875	$3	$1,548

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8)	(130)	(26)	7	(157)
Acquisition of businesses, net of cash acquired	—	—	(16)	—	—	(16)
Proceeds from the sale of assets	—	—	36	—	—	36
Purchases of investments	(43)	(8)	(43)	(45)	—	(139)
Spectrum repack reimbursements	—	—	90	—	—	90
Other, net	1	—	(2)	28	—	27
Net cash flows used in investing activities	(42)	(16)	(65)	(43)	7	(159)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,398	—	421	—	1,819
Repayments of notes payable, commercial bank financing and finance leases	—	(1,434)	(4)	(301)	—	(1,739)
Dividends paid on Class A and Class B Common Stock	(63)	—	—	—	—	(63)
Repurchases of outstanding Class A Common Stock	(343)	—	—	—	—	(343)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(36)	—	(36)
Redemption of redeemable subsidiary preferred equity	—	—	—	(547)	—	(547)
Debt issuance costs	—	(11)	—	(8)	—	(19)
Distributions to noncontrolling interests	—	—	—	(32)	—	(32)
Distributions to redeemable noncontrolling interests	—	—	—	(383)	—	(383)
Increase (decrease) in intercompany payables	565	239	(798)	4	(10)	—
Other, net	2	—	—	(119)	—	(117)
Net cash flows from (used in) financing activities	161	192	(802)	(1,001)	(10)	(1,460)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	101	(3)	(169)	—	(71)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$458	$—	$804	$—	$1,262

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(5)	$(210)	$734	$396	$1	$916

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4)	(152)	(11)	11	(156)
Acquisition of businesses, net of cash acquired	—	—	—	(8,999)	—	(8,999)
Spectrum repack reimbursements	—	—	62	—	—	62
Proceeds from the sale of assets	—	—	—	8	—	8
Purchases of investments	(6)	(39)	(54)	(353)	—	(452)
Other, net	—	3	(1)	5	—	7
Net cash flows used in investing activities	(6)	(40)	(145)	(9,350)	11	(9,530)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,793	—	8,163	—	9,956
Repayments of notes payable, commercial bank financing and finance leases	—	(1,213)	(4)	(19)	—	(1,236)
Proceeds from the issuance of redeemable subsidiary preferred equity, net	—	—	—	985	—	985
Dividends paid on Class A and Class B Common Stock	(73)	—	—	—	—	(73)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(33)	—	(33)
Repurchase of outstanding Class A Common Stock	(145)	—	—	—	—	(145)
Redemption of redeemable subsidiary preferred equity	—	—	—	(297)	—	(297)
Debt issuance costs	—	(25)	—	(174)	—	(199)
Distributions to noncontrolling interests	—	—	—	(27)	—	(27)
Distributions to redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	227	(905)	(601)	1,291	(12)	—
Other, net	2	(5)	—	(36)	—	(39)
Net cash flows from (used in) financing activities	11	(355)	(605)	9,848	(12)	8,887

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(605)	(16)	894	—	273
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	962	19	79	—	1,060
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$357	$3	$973	$—	$1,333

20. SUBSEQUENT EVENTS:

On March 1, 2022, DSG consummated the following financing transactions (the “Transaction”):

•DSG First Lien Term Loan: $635 million of a newly funded first-priority lien term loan (the DSG First Lien Term Loan) pursuant to a new first-priority lien credit agreement (the DSG First Lien Credit Agreement), ranking first in lien priority on shared collateral ahead of (i) new second lien credit facilities issued in exchange for existing loans and/or commitments under the existing DSG Bank Credit Agreement, each of which will rank second in lien priority on shared collateral, (ii) 5.375% Second Lien Secured Notes due 2026 (the DSG 5.375% Second Lien Secured Notes) issued in exchange for the DSG 5.375% Secured Notes in an exchange offer, each of which will rank second in lien priority on shared collateral and (iii) loans and/or commitments under the DSG Bank Credit Agreement and DSG 5.375% Secured Notes that do not participate in or consent to the Transaction, each of which will rank third in lien priority on shared collateral.

•DSG First and Second Lien Credit Facilities and DSG 5.375% Second Lien Secured Notes: All lenders under the DSG Bank Credit Agreement that participates in the applicable Transaction and all holders of DSG 5.375% Secured Notes that participate in an exchange offer exchanged their applicable existing debt holdings for:

•In the case of existing term loans under the DSG Bank Credit Agreement, new second-priority lien term loans (the DSG Second Lien Term Loan), with the same or substantially the same maturity, pricing and other economic terms as the existing term loans under the DSG Bank Credit Agreement, but with more restrictive covenants and other terms substantially consistent with the DSG First Lien Term Loan, at an exchange rate of $100 of DSG Second Lien Term Loans for each $100 of existing term loans under the DSG Bank Credit Agreement.

•In the case of the existing DSG Revolving Credit Facility, a new second-priority lien revolving credit facility (the DSG Second Lien Revolving Credit Facility, together with the DSG Second Lien Term Loan, the DSG Second Lien Credit Facilities, and together with the DSG First Lien Term Loan, the DSG First and Second Lien Credit Facilities) with more restrictive covenants and other terms as compared with the existing DSG Revolving Credit Facility, which terms are substantially consistent with the DSG Second Lien Term Loan other than an extended term to May 2026, and were exchanged into the DSG Second Lien Revolving Credit Facility for a principal amount equal to 35.0% of such lender’s total revolving commitments existing under the existing DSG Revolving Credit Facility. The DSG Second Lien Credit Facilities were issued pursuant to a new second-priority lien credit agreement (the “DSG Second Lien Credit Agreement,” and together with the DSG First Lien Credit Agreement, the “DSG First and Second Lien Credit Agreements”). The DSG First and Second Lien Credit Agreements and the existing DSG Bank Credit Agreement are collectively referred to as the DSG Credit Agreements.

•In the case of the DSG 5.375% Secured Notes, the DSG 5.375% Second Lien Secured Notes.

•Non-Participating Lenders under the DSG Bank Credit Agreement and DSG 5.375% Secured Notes: All loans under the DSG Bank Credit Agreement that did not participate in the Transaction (the "DSG Third Lien Term Loan") and all DSG 5.375% Secured Notes that did not participate in an exchange offer rank third in lien priority on shared collateral behind each of the DSG First and Second Lien Credit Facilities and the DSG 5.375% Second Lien Secured Notes, and certain of the covenants, events of default and related definitions in the DSG Bank Credit Agreement and the indenture governing the DSG 5.375% Secured Notes were eliminated in a manner customary for covenant strips as part of exit consents for transactions of this type.

•Redemption of DSG 12.750% Secured Notes. DSG redeemed the 12.750% Secured Notes and satisfied and discharged the indenture governing the DSG 12.750% Secured Notes. The redemption price was equal to the sum of 100% of the principal amount of the DSG 12.750% Notes outstanding plus the Applicable Premium (as defined in the indenture governing the DSG 12.750% Secured Notes), together with accrued and unpaid interest on the principal amount being redeemed up to, but not including, March 2, 2022.

Immediately following the Transactions, DSG had $3,036 million of DSG 5.375% Second Lien Notes outstanding, $14 million of DSG 5.375% Secured Notes outstanding, $635 million outstanding under the DSG First Lien Term Loan, $3,449 million outstanding under the DSG Second Lien Term Loan, and $4 million outstanding under the DSG Third Lien Term Loan. In addition, we had $227.5 million of availability under the DSG Second Lien Revolving Credit Facility.

Borrowings under the DSG First and Second Lien Credit Facilities bear interest, at a rate per annum equal to an applicable margin of 7.00% in the case of base rate DSG First Lien Term Loan borrowings or 8.00%, plus customary credit spread adjustments in the case of Term SOFR rate DSG First Lien Term Loan borrowings; at a rate per annum equal to an applicable margin of 2.25% in the case of base rate DSG Second Lien Term Loan borrowings or 3.25% plus customary credit spread adjustments in the case of Term SOFR rate DSG Second Lien Term Loan borrowings; and 2.00% in the case of base rate DSG Second Lien Revolving Credit Facility borrowings or 3.00% plus customary credit spread adjustments in the case of Term SOFR rate DSG Second Lien Revolving Credit Facility borrowings, and, in the case of the DSG Second Lien Revolving Credit Facility, subject to decrease if the specified second lien net leverage ratio is less than or equal to certain levels, in each such case over either, at our option, (a) a base rate determined by reference to the highest of (1) the “Prime Rate” last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Federal Reserve Board in Federal Reserve Statistical Release H.15 (519) (Selected Interest Rates) as the “bank prime loan” rate or, if such rate is no longer quoted therein, any similar rate quoted therein (as determined by the Administrative Agent) or any similar release by the Federal Reserve Board (as determined by the Administrative Agent), (2) the federal funds effective rate plus ½ of 1% and (3) the Term SOFR (or successor) rate for a one month interest period (including the applicable credit spread adjustment) plus 1.00% or (b) the Term SOFR rate determined by reference to the interest period relevant to such borrowing, subject to a 0% interest rate floor.

The DSG First and Second Lien Credit Agreements contain customary mandatory prepayment requirements, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness. DSG may voluntarily repay outstanding loans under the DSG First Lien Term Loan at a prepayment price equal to 100% of the principal amount of the DSG First Lien Term Loan being prepaid plus accrued and unpaid interest, if any, to the prepayment date plus (i) prior to the third anniversary of the closing date of DSG First Lien Term Loan, a make-whole premium (to be defined based on the net present value, calculated on the basis of a treasury rate + 50 basis points, of the interest payments that would have otherwise been paid up to such third anniversary date) plus a prepayment charge equal to 7.0% of the principal amount so prepaid, (ii) 7.0% of the amount so prepaid, if such prepayment occurs on or after the third anniversary of the closing date of the DSG First Lien Term Loan but prior to the date that is one year prior to the maturity date of the DSG First Lien Term Loan, and (iii) 0.0%, if such prepayment occurs on or after the date that is one year prior to the maturity date of the DSG First Lien Term Loan, and in each case subject to customary breakage costs with respect to Term SOFR rate loans. DSG may voluntarily repay outstanding loans under the DSG Second Lien Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to Term SOFR (or successor) loans.

The DSG First Lien Term Loan and the DSG Second Lien Term Loan both amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans (commencing with the first full fiscal quarter after the closing date thereof), with the balance being payable on the respective maturity date of such term loans.

All obligations under the DSG First Lien Term Loan are secured, subject to permitted liens and other customary exceptions, by: (i) a perfected first priority pledge of (a) all the equity interests of DSG and each wholly owned restricted subsidiary of Holdings that is directly held by Holdings, DSG or a subsidiary guarantor, (b) subject to certain exceptions, the equity held by such entities in non-wholly owned restricted subsidiaries and (c) in certain limited circumstances, the equity held by such entities in non-subsidiary joint ventures and (ii) perfected first priority security interests in substantially all tangible and intangible personal property of Holdings and the subsidiary guarantors.

All obligations under the DSG Second Lien Credit Facilities (including with respect to certain cash management services provided by lenders or agents thereunder or affiliates thereof) are secured, subject to permitted liens and other customary exceptions, by: (i) a perfected second priority pledge of (a) all the equity interests of DSG and each wholly owned restricted subsidiary of Holdings that is directly held by Holdings, DSG or a subsidiary guarantor, (b) subject to certain exceptions, the equity held by such entities in non-wholly owned restricted subsidiaries and (c) in certain limited circumstances, the equity held by such entities in non-subsidiary joint ventures and (ii) perfected second priority security interests in substantially all tangible and intangible personal property of Holdings and the subsidiary guarantors.

The DSG First and Second Lien Credit Facilities are jointly and severally guaranteed by the guarantors party thereto, which currently includes Holdings and each of its wholly owned direct or indirect domestic subsidiaries. The DSG First and Second Lien Credit Facilities contain affirmative covenants including, among others: delivery of annual audited and quarterly unaudited financial statements; delivery of notices of defaults, material litigation and material ERISA events; submission to certain inspections; maintenance of property and customary insurance; payment of taxes; compliance with laws and regulations; a requirement that the DTC application and intellectual property developed as part of or derived from the DTC application shall be developed at and at all times be and remain owned by Holdings, DSG or guarantors and a requirement to maintain an independent board of DSG (including the selection solely by the required lenders under the DSG First Lien Term Loan of two of the independent board members). The DSG First and Second Lien Credit Facilities also contain negative covenants that, subject to certain exceptions, qualifications and “baskets,” generally limit the ability of (i) Holdings, DSG and its restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, enter into certain transactions with affiliates, amend the Management Agreement with Sinclair Television Group, Inc., transfer certain assets to or engage in certain types of transactions with unrestricted subsidiaries or other non-guarantor subsidiaries, transfer content rights, the DTC application and related intellectual property other than to Holdings, DSG and the guarantors, and forming and transferring assets to joint ventures and (ii) unrestricted subsidiaries to own or hold assets or engage in certain types of transactions as well as customary events of default, including relating to a change of control. The DSG First and Second Lien Credit Facilities also contain customary events of default, including relating to a change of control. If an event of default occurs, the lenders under the DSG First and Second Lien Credit Agreements will be entitled to take various actions, including the acceleration of amounts due under the DSG First and Second Lien Credit Agreements and all actions permitted to be taken by secured creditors under applicable law.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In millions, except per share data)

	For the Quarter Ended
	3/31/2021	6/30/2021	9/30/2021	12/31/21
Total revenues	$1,511	$1,612	$1,535	$1,476
Operating income (loss)	$35	$(178)	$73	$165
Net income (loss)	$26	$(328)	$17	$(41)
Net (loss) income attributable to Sinclair Broadcast Group	$(12)	$(332)	$19	$(89)
Basic (loss) earnings per common share	$(0.16)	$(4.41)	$0.25	$(1.18)
Diluted (loss) earnings per common share	$(0.16)	$(4.41)	$0.25	$(1.18)

	For the Quarter Ended
	3/31/2020	6/30/2020	9/30/2020	12/31/20
Total revenues	$1,609	$1,283	$1,539	$1,512
Operating income (loss)	$327	$492	$(4,216)	$625
Net income (loss)	$151	$273	$(3,367)	$514
Net income (loss) attributable to Sinclair Broadcast Group	$123	$252	$(3,256)	$467
Basic earnings (loss) per common share	$1.36	$3.13	$(43.53)	$6.32
Diluted earnings (loss) per common share	$1.35	$3.12	$(43.53)	$6.27