Form 10-Q
period 2022-03-31
SINCLAIR BROADCAST GROUP INC
filed 2022-05-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 5, 2022
Class A Common Stock	46,926,296
Class B Common Stock	23,775,056

PART I. FINANCIAL INFORMATION

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$521	$816
Accounts receivable, net of allowance for doubtful accounts of $7 as of both periods	620	1,245
Income taxes receivable	156	152
Prepaid sports rights	—	85
Prepaid expenses and other current assets	170	173
Total current assets	1,467	2,471
Property and equipment, net	715	833
Operating lease assets	152	207
Deferred tax assets	—	293
Restricted cash	—	3
Goodwill	2,088	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	504	3,904
Other definite-lived intangible assets, net	571	1,184
Other assets	1,015	1,408
Total assets (a)	$6,662	$12,541

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$392	$655
Current portion of notes payable, finance leases, and commercial bank financing	36	69
Current portion of operating lease liabilities	22	35
Current portion of program contracts payable	74	97
Other current liabilities	79	346
Total current liabilities	603	1,202
Notes payable, finance leases, and commercial bank financing, less current portion	4,362	12,271
Operating lease liabilities, less current portion	163	205
Program contracts payable, less current portion	17	21
Deferred tax liabilities	395	—
Other long-term liabilities	235	351
Total liabilities (a)	5,775	14,050
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	184	197
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 47,934,815 and 49,314,303 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	657	691
Retained earnings (accumulated deficit)	109	(2,460)
Accumulated other comprehensive loss	(2)	(2)
Total Sinclair Broadcast Group shareholders’ equity (deficit)	765	(1,770)
Noncontrolling interests	(62)	64
Total equity (deficit)	703	(1,706)
Total liabilities, redeemable noncontrolling interests, and equity	$6,662	$12,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of March 31, 2022 and December 31, 2021 include total assets of variable interest entities (VIEs) of $118 million and $217 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of March 31, 2022 and December 31, 2021 include total liabilities of VIEs of $17 million and $62 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 9. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Media revenues	$1,275	$1,497
Non-media revenues	13	14
Total revenues	1,288	1,511

OPERATING EXPENSES:
Media programming and production expenses	758	1,023
Media selling, general and administrative expenses	220	213
Amortization of program contract costs	25	23
Non-media expenses	13	17
Depreciation of property and equipment	28	28
Corporate general and administrative expenses	47	61
Amortization of definite-lived intangible and other assets	93	125
Gain on deconsolidation of subsidiary	(3,357)	—
Gain on asset dispositions and other, net of impairment	(5)	(14)
Total operating (gains) expenses	(2,178)	1,476
Operating income	3,466	35

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(115)	(151)
Income from equity method investments	12	9
Other (expense) income, net	(60)	124
Total other expense, net	(163)	(18)
Income before income taxes	3,303	17
INCOME TAX (PROVISION) BENEFIT	(687)	9
NET INCOME	2,616	26
Net income attributable to the redeemable noncontrolling interests	(4)	(4)
Net income attributable to the noncontrolling interests	(25)	(34)
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$2,587	$(12)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings (loss) per share	$35.85	$(0.16)
Diluted earnings (loss) per share	$35.84	$(0.16)
Basic weighted average common shares outstanding (in thousands)	72,164	74,389
Diluted weighted average common and common equivalent shares outstanding (in thousands)	72,176	74,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$2,616	$26
Share of other comprehensive income of equity method investments	3	8
Comprehensive income	2,619	34
Comprehensive income attributable to the redeemable noncontrolling interests	(4)	(4)
Comprehensive income attributable to the noncontrolling interests	(25)	(34)
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$2,590	$(4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(15)	—	—	(15)
Class B Common Stock converted into Class A Common Stock	—	510,000	—	(510,000)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	—	1,355,679	—	—	—	14	—	—	—	14
Distributions to noncontrolling interests, net	(6)	—	—	—	—	—	—	—	(30)	(30)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net income (loss)	4	—	—	—	—	—	(12)	—	34	22
BALANCE, March 31, 2021	$188	51,118,350	$1	24,217,682	$—	$735	$(2,013)	$(2)	$93	$(1,186)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2022
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Class A Common Stock	—	(2,472,485)	—	—	—	(68)	—	—	—	(68)
Class A Common Stock issued pursuant to employee benefit plans	—	1,092,997	—	—	—	34	—	—	—	34
Distributions to noncontrolling interests	(1)	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	3	—	3
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	4	—	—	—	—	—	2,587	—	25	2,612
BALANCE, March 31, 2022	$184	47,934,815	$1	23,775,056	$—	$657	$109	$(2)	$(62)	$703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$2,616	$26
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Amortization of sports programming rights	326	552
Amortization of definite-lived intangible and other assets	93	125
Depreciation of property and equipment	28	28
Amortization of program contract costs	25	23
Stock-based compensation	29	33
Deferred tax provision (benefit)	689	(3)
Gain on asset dispositions and other, net of impairment	(5)	(14)
Gain on deconsolidation of subsidiary	(3,357)	—
Income from equity method investments	(12)	(9)
Loss (income) from investments	54	(123)
Distributions from investments	25	14
Sports programming rights payments	(325)	(607)
Rebate payments to distributors	(15)	(133)
Measurement adjustment loss on variable payment obligations	3	1
Change in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
Decrease in accounts receivable	16	6
Increase in prepaid expenses and other current assets	(99)	(37)
Increase (decrease) in accounts payable and accrued and other current liabilities	5	(72)
Net change in net income taxes payable/receivable	(3)	(4)
Decrease in program contracts payable	(26)	(25)
Increase in other long-term liabilities	(7)	—
Other, net	10	13
Net cash flows from (used in) operating activities	70	(206)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(21)	(20)
Spectrum repack reimbursements	1	14
Proceeds from sale of assets	4	28
Deconsolidation of subsidiary cash	(315)	—
Purchases of investments	(5)	(49)
Distributions from investments	70	3
Other, net	—	(2)
Net cash flows used in investing activities	(266)	(26)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	6
Repayments of notes payable, commercial bank financing and finance leases	(7)	(26)
Repurchase of outstanding Class A Common Stock	(68)	—
Dividends paid on Class A and Class B Common Stock	(18)	(15)
Dividends paid on redeemable subsidiary preferred equity	(1)	(4)
Distributions to noncontrolling interests, net	(3)	(30)
Distributions to redeemable noncontrolling interests	—	(2)
Other, net	(5)	(14)
Net cash flows used in financing activities	(102)	(85)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(298)	(317)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	819	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$521	$945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. ("SBG" or the "Company") is a diversified television media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platforms, and, prior to Deconsolidation, as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC, regional sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other non-media related investments.

For the quarter ended March 31, 2022, we had two reportable segments for accounting purposes, broadcast and, prior to Deconsolidation, as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC, local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 634 channels as of March 31, 2022. For the purpose of this report, these 185 stations and 634 channels are referred to as "our" stations and channels. The local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee and YES Network were deconsolidated from the Company's financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, SBG's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain subsidiaries (collectively "DSIH") completed a series of transactions (the “Transaction”) which are expected to provide DSIH with approximately $1 billion of liquidity enhancement over the next five years. As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from the Company’s consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations therefore includes two months of activity related to DSIH in the fiscal quarter ended March 31, 2022 prior to Deconsolidation. The assets and liabilities of DSIH are no longer included within the Company's consolidated balance sheets as of March 31, 2022. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to Deconsolidation.

Upon Deconsolidation, the Company recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations. Subsequent to Deconsolidation, the Company accounted for our equity ownership interest in DSIH under the equity method of accounting. See Note 3. Other Assets for more information.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity (deficit) and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

The impact of the war in Ukraine and the outbreak of the novel coronavirus ("COVID-19") continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could further materially impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, program contract costs, sports programming rights, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The guidance was effective for all entities immediately upon issuance of the update and may be applied prospectively to applicable transactions existing as of or entered into from the date of adoption through December 31, 2022. We adopted this guidance upon issuance and it did not have an impact on our consolidated financial statements.

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

Sports Programming Rights

DSIH has multi-year program rights agreements that provide DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, a prepaid asset was recorded for rights acquired related to future games upon payment of the contracted fee. The assets recorded for the acquired rights were classified as current or non-current based on the period when the games were expected to be aired. Liabilities were recorded for any program rights obligations that had been incurred but not yet paid at period end. We amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

The National Basketball Association (“NBA”) and the National Hockey League (“NHL”) delayed the start of their 2020-2021 seasons until December 22, 2020 and January 13, 2021, respectively, and both leagues postponed games in the fourth quarter 2021 and rescheduled these games to be played in the first quarter 2022. The sports rights expense associated with these seasons was recognized over the modified term of these seasons.

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $5 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the three months ended March 31, 2022.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2022	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$392	$433	$48	$—	$873
Advertising revenue	282	44	68	(23)	371
Other media, non-media, and intercompany revenues	47	5	18	(26)	44
Total revenues	$721	$482	$134	$(49)	$1,288

For the three months ended March 31, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$361	$698	$50	$—	$1,109
Advertising revenue	267	65	40	(1)	371
Other media, non-media, and intercompany revenues	37	5	18	(29)	31
Total revenues	$665	$768	$108	$(30)	$1,511

Distribution Revenue. We have agreements with multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors"). We generate distribution revenue through fees received from these Distributors for the right to distribute our stations, RSNs, and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $230 million and $235 million as of March 31, 2022 and December 31, 2021, respectively, of which $159 million and $164 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the three months ended March 31, 2022 and 2021, included in the deferred revenue balance as of December 31, 2021 and 2020, was $29 million and $17 million, respectively.

For the three months ended March 31, 2022, three customers accounted for 17%, 17%, and 14%, respectively, of our total revenues. For the three months ended March 31, 2021, three customers accounted for 20%, 19%, and 15%, respectively, of our total revenues. As of March 31, 2022, two customers accounted for 13% and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2022 and 2021 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to interest expense carryforwards under the Internal Revenue Code ("IRC") Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2022 approximated the statutory rate. Our effective income tax rate for the three months ended March 31, 2021 was less than the statutory rate primarily due to substantially magnified impact of discrete items as a result of low pre-tax income.

We do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the three months ended March 31, 2022, we repurchased approximately 2 million shares of Class A Common Stock for $68 million. As of March 31, 2022, the total remaining purchase authorization was $751 million. As of May 5, 2022, we repurchased an additional 1 million shares of Class A Common Stock, for $26 million since March 31, 2022. All shares were repurchased under an SEC Rule 10b5-1 plan.
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

In March 2016, the FCC began the repacking process associated with the auction, in which the FCC reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. As part of that process, we received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $1 million and $14 million for the three months ended March 31, 2022 and 2021, respectively, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. Capital expenditures related to the spectrum repack were $1 million for the three months ended March 31, 2022 and $4 million for the three months ended March 31, 2021.

3.              OTHER ASSETS:

Other assets as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	As of March 31, 2022	As of December 31, 2021
Equity method investments	$135	$517
Other investments	505	567
Note receivable	163	—
Post-retirement plan assets	48	50
Other	164	274
Total other assets	$1,015	$1,408

Equity Method Investments

We have a portfolio of investments, including our investment in the YES Network (prior to the Deconsolidation), our investment in DSIH (subsequent to the Deconsolidation), and also a number of entities that are primarily focused on the development of real estate and other non-media businesses. For the periods ended March 31, 2022 and December 31, 2021, only our investment in DSIH was individually significant for the period ended March 31, 2022.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment, which was recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income or loss generated by the investment was included within income from equity method investments in our consolidated statements of operations. We recorded income of $10 million and $13 million for the three months ended March 31, 2022 and 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the month ended March 31, 2022, the period we account for DSIH as an equity method investment, DSIH had net revenues, gross profit, operating loss, and net loss of $228 million, $9 million, $18 million, and $70 million, respectively. For the three months ended March 31, 2022 we recorded no equity method loss related to the investment because the carrying value of the investment is zero and the Company is not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of March 31, 2022 and December 31, 2021, we held $324 million and $402 million, respectively, in investments measured at fair value and $171 million and $147 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $56 million and a fair value adjustment gain of $125 million for the three months ended March 31, 2022 and 2021, respectively, associated with these investments, which are reflected in other (expense) income, net in our consolidated statements of operations. As of March 31, 2022 and December 31, 2021, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $78 million and $81 million, respectively.

Investments accounted for utilizing the measurement alternative were $10 million, net of $7 million of cumulative impairments, as of March 31, 2022, and $18 million, net of $7 million of cumulative impairments, as of December 31, 2021. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either the three months ended March 31, 2022 or 2021.

Note Receivable

On November 5, 2021, the Company purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the Accounts Receivable Securitization Facility (A/R Facility), held by Diamond Sports Finance SPV, LLC (DSPV), an indirect wholly-owned subsidiary of DSIH, by making a payment to the lenders equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. The maximum facility limit availability under the A/R Facility is $400 million and has a maturity date of September 23, 2024. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer intercompany transactions and, therefore, are reflected in our consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. As of March 31, 2022, the note receivable due to the Company is approximately $163 million which is recorded within other assets within our consolidated balance sheet.

4.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly owned subsidiary of the Company, (the "Bank Credit Agreement") includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of March 31, 2022, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of March 31, 2022, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2022.

The debt of DSIH was deconsolidated from the Company's balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million and $3 million as of March 31, 2022 and December 31, 2021, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $6 million as of both March 31, 2022 and December 31, 2021. See Note 10. Related Person Transactions.

Debt of variable interest entities and guarantees of third-party obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $38 million and $39 million of debt of certain third parties as of March 31, 2022 and December 31, 2021, respectively, of which $9 million, net of deferred financing costs, related to consolidated VIEs is included in our consolidated balance sheets both as of March 31, 2022 and December 31, 2021. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 10. Related Person Transactions. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. We have determined that, as of March 31, 2022, it is not probable that we would have to perform under any of these guarantees.

5.              REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, Diamond Sports Holdings LLC ("DSH"), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity (the "Redeemable Subsidiary Preferred Equity").

Dividends accrued during the three months ended March 31, 2022 and 2021 were $3 million and $4 million, respectively, and are reflected in net income attributable to the noncontrolling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 7.5%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. Dividends accrued during the three months ended March 31, 2022 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

The balance of the Redeemable Subsidiary Preferred Equity, net of issuance costs, was $184 million and $181 million as of March 31, 2022 and December 31, 2021, respectively.

Subsidiary Equity Put Right. A noncontrolling equity holder of one of our subsidiaries has the right to sell their interest to the Company at any time during the 30-day period following September 30, 2025. The value of this redeemable noncontrolling interest was $16 million as of December 31, 2021. This redeemable noncontrolling interest was deconsolidated as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

6.              COMMITMENTS AND CONTINGENCIES:

Other Liabilities

Prior to the Deconsolidation, other liabilities included certain fixed payment obligations which were payable through 2027. As of December 31, 2021, $32 million and $71 million were recorded within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets. Interest expense of $1 million and $2 million was recorded for the three months ended March 31, 2022 and 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Prior to the Deconsolidation, other liabilities included certain variable payment obligations which were payable through 2030. These contractual obligations were based upon the excess cash flow of certain Bally RSNs. As of December 31, 2021, $8 million and $23 million were recorded within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets. We recorded measurement adjustment losses of $3 million and $1 million for the three months ended March 31, 2022 and 2021, respectively, which are reflected in other (expense) income, net in our consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

FCC Litigation Matters

On May 22, 2020, the FCC released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the Commission released a Memorandum Opinion and Order and Order on Reconsideration, reaffirming the forfeiture order and dismissing (and in the alternative, denying) the Petition for Reconsideration. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice (the "DOJ"). This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management has already instructed them not to do.

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

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended March 31,
	2022	2021
Income (Numerator)
Net income (loss)	$2,616	$26
Net income attributable to the redeemable noncontrolling interests	(4)	(4)
Net loss (income) attributable to the noncontrolling interests	(25)	(34)
Numerator for basic and diluted earnings (loss) per common share available to common shareholders	$2,587	$(12)

Shares (Denominator)
Basic weighted-average common shares outstanding	72,164	74,389
Dilutive effect of stock-settled appreciation rights and outstanding stock options	12	—
Diluted weighted-average common and common equivalent shares outstanding	72,176	74,389

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	2,545	1,703

8.              SEGMENT DATA:

During the period ended March 31, 2022, we measured segment performance based on operating income (loss). We have two reportable segments: broadcast and local sports. Our broadcast segment provides free over-the-air programming to television viewing audiences and includes stations in 86 markets located throughout the continental United States. Our local sports segment provided viewers with live professional sports content and included our Bally RSNs, Marquee, and our investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2022	Broadcast	Local sports (d)	Other & Corporate		Eliminations	Consolidated
Assets	$4,854	$—	$1,808	(e)	$—	$6,662

For the three months ended March 31, 2022	Broadcast		Local sports (d)	Other & Corporate		Eliminations		Consolidated
Revenue	$721	(b)	$482	$134		$(49)	(a)	$1,288
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60		54	8		(1)		121
Amortization of sports programming rights	—		326	—		—		326
Amortization of program contract costs	20		—	5		—		25
Corporate general and administrative expenses	43		1	3		—		47
Gain on deconsolidation of subsidiary	—		—	(3,357)	(c)	—		(3,357)
(Gain) loss on asset dispositions and other, net of impairment	(5)		—	—		—		(5)
Operating income (loss)	97		(4)	3,372		1		3,466
Interest expense including amortization of debt discount and deferred financing costs	1		72	47		(5)		115
Income from equity method investments	—		10	2		—		12

For the three months ended March 31, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$665	$768	$108	$(30)	(a)	$1,511
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	62	84	8	(1)		153
Amortization of sports programming rights	—	552	—	—		552
Amortization of program contract costs	21	—	2	—		23
Corporate general and administrative expenses	55	3	3	—		61
Gain on asset dispositions and other, net of impairment	(14)	—	—	—		(14)
Operating income (loss)	63	(41)	13	—		35
Interest expense including amortization of debt discount and deferred financing costs	1	108	45	(3)		151
Income (loss) from equity method investments	—	13	(4)	—		9

(a)Includes $24 million and $27 million for the three months ended March 31, 2022 and 2021, respectively, of revenue for services provided by broadcast to local sports and other, and $22 million for the three months ended March 31, 2022, of revenue for services provided by other to broadcast, which are eliminated in consolidation.
(b)Includes $5 million for the three months ended March 31, 2022 of revenue for services provided by broadcast to local sports, which are no longer treated as intercompany transactions subsequent to the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(c)Represents the gain recognized on the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(d)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(e)Includes the note receivable due to the Company outstanding under the A/R facility of approximately $163 million. See Long Term Note Receivable within Note. 3 Other Assets.

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

A subsidiary of DSIH is a party to a joint venture associated with Marquee. Marquee is party to a long term telecast rights agreement which provides the rights to air certain live game telecasts and other content, which we guarantee. In connection with a prior acquisition, we became party to a joint venture associated with one other regional sports network. DSIH participated significantly in the economics and had the power to direct the activities which significantly impacted the economic performance of these regional sports networks, including sales and certain operational services. As of December 31, 2021, we consolidated these regional sports networks because they were variable interest entities and we were the primary beneficiary. As of March 1, 2022, as a result of the Deconsolidation, we no longer consolidate these regional sports networks. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$43
Accounts receivable, net	47	83
Prepaid sports rights	—	2
Other current assets	3	4
Total current assets	50	132

Property and equipment, net	8	17
Operating lease assets	—	5
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	45	47
Other assets	—	1
Total assets	$118	$217

LIABILITIES
Current liabilities:
Other current liabilities	$22	$62

Long-term liabilities:
Operating lease liabilities, less current portion	—	4
Program contracts payable, less current portion	1	2
Other long-term liabilities	3	4
Total liabilities	$26	$72

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $128 million and $127 million as of March 31, 2022 and December 31, 2021, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2022, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in the Company’s loss of voting control over the entity. The Company holds substantially all of the equity of DSIH and provides certain management and general and administrative services to DSIH. However, it was determined that the Company is not the primary beneficiary because it lacks the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for the Company to provide additional financial support. The Company is also party to an A/R facility which had an outstanding balance of approximately $163 million as of March 31, 2022. See Note Receivable within Note. 3 Other Assets. The amounts drawn under the A/R facility represent the Company’s maximum loss exposure

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $171 million and $175 million as of March 31, 2022 and December 31, 2021, respectively, and are included in other assets in our consolidated balance sheets. See Note 3. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other (expense) income, net, respectively, in our consolidated statements of operations. We recorded gains of $20 million and losses of $4 million for the three months ended March 31, 2022 and 2021, respectively, related to these investments.

10.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the "controlling shareholders") are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively. For further information, see Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $1 million for both the three months ended March 31, 2022 and 2021.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the "Cunningham Stations"). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 9. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of March 31, 2022, we have jointly and severally, unconditionally, and irrevocably guaranteed $36 million of Cunningham's debt, of which $7 million, net of $0.1 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional five-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $58 million as of both March 31, 2022 and December 31, 2021. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2022 and December 31, 2021, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements $3 million for both the three months ended March 31, 2022 and 2021.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between May 2023 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $34 million and $36 million for the three months ended March 31, 2022 and 2021, respectively, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2022. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.2 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.5 million, which increases by 3% on each anniversary and expires in November 2024.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three months ended March 31, 2022 and 2021.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases was $0.2 million for both the three months ended March 31, 2022 and 2021.

Diamond Sports Intermediate Holdings LLC

As of March 1, 2022, we account for our equity interest in DSIH as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2022 is $75 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next five years. Pursuant to this agreement, the broadcast segment recorded $28 million of revenue for the three months ended March 31, 2022, of which $24 million was eliminated in consolidation prior to the Deconsolidation. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity totaling $1 million during the three months ended March 31, 2022.

Note receivable. We received a payment of $50 million from DSPV during the three months ended March 31, 2022 related to the note receivable associated with the A/R facility.

During the three months ended March 31, 2022 we recorded both revenue and expenses of $1 million within other related to certain other transactions between DSIH and the Company.

Other equity method investees

YES Network. In August 2019, YES Network, which was an equity method investee prior to the Deconsolidation, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million in both the three months ended March 31, 2022 and 2021. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Prior to the Deconsolidation, we had a minority interest in certain mobile production businesses, which we accounted for as equity method investments. We made payments to these businesses for production services totaling $5 million and $8 million for the three months ended March 31, 2022 and 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million and $3 million for the three months ended March 31, 2022 and 2021.

Sports Programming Rights

Prior to the Deconsolidation, affiliates of six professional teams had non-controlling equity interests in certain of our RSNs. The Company paid $61 million and $120 million, net of rebates, for the three months ended March 31, 2022 and 2021, respectively, under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.1 million, during the three months ended March 31, 2022, consisting of salary, and less than $0.1 million during the three months ended March 31, 2021, consisting of salary and bonus, and was granted 2,239 shares of restricted stock, vesting over two years, during the three months ended March 31, 2021. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended March 31, 2022 and 2021, consisting of salary and bonus. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for both the three months ended March 31, 2022 and 2021, consisting of salary, and was granted 302 shares of restricted stock, vesting over two years, during the three months ended March 31, 2022.

Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2022 and 2021, consisting of salary and bonus. J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2022 and 2021, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Investments in equity securities	$6	$6	$5	$5
STG:
Money market funds	400	400	265	265
Deferred compensation assets	46	46	48	48
Deferred compensation liabilities	36	36	38	38
DSG (a):
Money market funds	—	—	101	101

Level 2:
Investments in equity securities (b)	92	92	114	114
STG (c):
5.875% Senior Notes due 2026 (d)	348	339	348	357
5.500% Senior Notes due 2030	500	435	500	489
5.125% Senior Notes due 2027	400	365	400	391
4.125% Senior Secured Notes due 2030	750	670	750	712
Term Loan B (d)	379	373	379	373
Term Loan B-2	1,268	1,229	1,271	1,239
Term Loan B-3	734	717	736	722
DSG (a) (c):
12.750% Senior Secured Notes due 2026	—	—	31	17
6.625% Senior Unsecured Notes due 2027	—	—	1,744	490
5.375% Senior Secured Notes due 2026	—	—	3,050	1,525
Term Loan	—	—	3,226	1,484
Debt of variable interest entities (c)	9	9	9	9
Debt of non-media subsidiaries (c)	17	17	17	17

Level 3
Investments in equity securities (e)	226	226	282	282

(a)The debt of DSG, a wholly-owned subsidiary of DSIH, was deconsolidated from the Company's balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(b)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $44 million and $158 million as of March 31, 2022 and December 31, 2021, respectively.
(d)In April 2022, the Term Loan B was refinanced and the 5.875% Senior Notes due 2026 were redeemed. See Note 13. Subsequent Events.
(e)On November 18, 2020, we entered into a commercial agreement with Bally's Corporation ("Bally's") and received warrants and options to acquire common equity in the business. During the three months ended March 31, 2022 and 2021 we recorded a fair value adjustment loss of $56 million and a fair value adjustment gain of $103 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 16% discount for lack of marketability ("DLOM") as of March 31, 2022 and December 31, 2021, respectively. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 16% as of March 31, 2022 and December 31, 2021, respectively. There are certain restrictions surrounding the sale and ownership of common stock and the Company has agreed not to sell any shares beneficially owned prior to the first anniversary of the agreement. The Company is also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended March 31, 2022 and 2021 (in millions):

Options and Warrants
Fair value at December 31, 2021	$282
Measurement adjustments	(56)
Fair value at March 31, 2022	$226

Options and Warrants
Fair value at December 31, 2020	$332
Measurement adjustments	103
Fair value at March 31, 2021	$435

12.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the Bank Credit Agreement, 5.875% Notes, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes (collectively, the Notes are referred to as the "STG Notes"). Our Class A Common Stock and Class B Common Stock as of March 31, 2022, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under the STG Notes. As of March 31, 2022, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,398 million included $4,381 million related to STG and its subsidiaries of which the Company guaranteed $4,344 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$54	$415	$1	$51	$—	$521
Accounts receivable, net	—	—	561	59	—	620
Other current assets	6	79	296	23	(78)	326
Total current assets	60	494	858	133	(78)	1,467

Property and equipment, net	1	31	655	50	(22)	715

Investment in equity of consolidated subsidiaries	2,104	3,231	—	—	(5,335)	—
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,061	48	(34)	1,075
Other long-term assets	283	1,974	410	1,363	(2,863)	1,167
Total assets	$2,448	$5,730	$5,201	$1,615	$(8,332)	$6,662

Accounts payable and accrued liabilities	$35	$74	$290	$17	$(24)	$392
Current portion of long-term debt	—	20	7	10	(1)	36
Other current liabilities	2	4	134	80	(45)	175
Total current liabilities	37	98	431	107	(70)	603

Long-term debt	915	4,314	32	373	(1,272)	4,362
Other long-term liabilities	731	60	1,512	328	(1,821)	810
Total liabilities	1,683	4,472	1,975	808	(3,163)	5,775

Redeemable noncontrolling interests	—	—	—	184	—	184
Total Sinclair Broadcast Group equity	765	1,258	3,226	688	(5,172)	765
Noncontrolling interests in consolidated subsidiaries	—	—	—	(65)	3	(62)
Total liabilities, redeemable noncontrolling interests, and equity	$2,448	$5,730	$5,201	$1,615	$(8,332)	$6,662

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2021
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$2	$316	$2	$496	$—	$816
Accounts receivable, net	—	—	649	596	—	1,245
Other current assets	10	82	293	136	(111)	410
Total current assets	12	398	944	1,228	(111)	2,471

Property and equipment, net	1	31	664	161	(24)	833

Investment in equity of consolidated subsidiaries	451	3,448	—	—	(3,899)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,105	4,019	(36)	5,088
Other long-term assets	331	1,956	427	1,853	(2,659)	1,908
Total assets	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

Accounts payable and accrued liabilities	$31	$85	$295	$279	$(35)	$655
Current portion of long-term debt	—	20	5	45	(1)	69
Other current liabilities	2	6	155	392	(77)	478
Total current liabilities	33	111	455	716	(113)	1,202

Long-term debt	915	4,317	33	8,488	(1,482)	12,271
Investment in deficit of consolidated subsidiaries	1,605	—	—	—	(1,605)	—
Other long-term liabilities	12	69	1,426	468	(1,398)	577
Total liabilities	2,565	4,497	1,914	9,672	(4,598)	14,050

Redeemable noncontrolling interests	—	—	—	197	—	197
Total Sinclair Broadcast Group (deficit) equity	(1,770)	1,336	3,443	(2,644)	(2,135)	(1,770)
Noncontrolling interests in consolidated subsidiaries	—	—	—	60	4	64
Total liabilities, redeemable noncontrolling interests, and equity	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$29	$791	$531	$(63)	$1,288

Media programming and production expenses	—	—	362	412	(16)	758
Selling, general and administrative expenses	3	48	199	63	(46)	267
Gain on deconsolidation of subsidiary	(3,357)	—	—	—	—	(3,357)
Depreciation, amortization and other operating expenses	—	2	84	70	(2)	154
Total operating (gains) expenses	(3,354)	50	645	545	(64)	(2,178)

Operating income (loss)	3,354	(21)	146	(14)	1	3,466

Equity in (loss) earnings of consolidated subsidiaries	(38)	100	—	—	(62)	—
Interest expense	(4)	(44)	(1)	(75)	9	(115)
Other income (expense)	4	1	3	(50)	(6)	(48)
Total other (expense) income	(38)	57	2	(125)	(59)	(163)

Income tax (provision) benefit	(729)	20	(47)	69	—	(687)
Net income (loss)	2,587	56	101	(70)	(58)	2,616
Net income attributable to the redeemable noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to the noncontrolling interests	—	—	—	(25)	—	(25)
Net income (loss) attributable to Sinclair Broadcast Group	$2,587	$56	$101	$(99)	$(58)	$2,587
Comprehensive income (loss)	$2,587	$56	$101	$(67)	$(58)	$2,619

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$27	$705	$818	$(39)	$1,511

Media programming and production expenses	—	1	348	684	(10)	1,023
Selling, general and administrative expenses	3	58	166	74	(27)	274
Depreciation, amortization and other operating expenses	—	2	74	105	(2)	179
Total operating expenses	3	61	588	863	(39)	1,476

Operating (loss) income	(3)	(34)	117	(45)	—	35

Equity in (loss) earnings of consolidated subsidiaries	(45)	88	—	—	(43)	—
Interest expense	(3)	(42)	(1)	(111)	6	(151)
Other income (expense)	20	5	(12)	123	(3)	133
Total other (expense) income	(28)	51	(13)	12	(40)	(18)

Income tax benefit (provision)	19	7	(15)	(2)	—	9
Net (loss) income	(12)	24	89	(35)	(40)	26
Net income attributable to the redeemable noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to the noncontrolling interests	—	—	—	(34)	—	(34)
Net (loss) income attributable to Sinclair Broadcast Group	$(12)	$24	$89	$(73)	$(40)	$(12)
Comprehensive (loss) income	$(12)	$24	$89	$(27)	$(40)	$34

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(5)	$(45)	$327	$(209)	$2	$70

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of property and equipment	—	(1)	(18)	(2)	—	(21)
Spectrum repack reimbursements	—	—	1	—	—	1
Proceeds from the sale of assets	—	—	4	—	—	4
Deconsolidation of subsidiary cash	—	—	—	(315)	—	(315)
Purchases of investments	(2)	(1)	(1)	(1)	—	(5)
Distributions from investments	50	—	10	10	—	70
Net cash flows from (used in) investing activities	48	(2)	(4)	(308)	—	(266)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments of notes payable, commercial bank financing and finance leases	—	(5)	(1)	(1)	—	(7)
Repurchase of outstanding Class A Common Stock	(68)	—	—	—	—	(68)
Dividends paid on Class A and Class B Common Stock	(18)	—	—	—	—	(18)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	(3)	—	(3)
Increase (decrease) in intercompany payables	100	151	(323)	74	(2)	—
Other, net	(5)	—	—	—	—	(5)
Net cash flows from (used in) financing activities	9	146	(324)	69	(2)	(102)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	52	99	(1)	(448)	—	(298)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	2	316	2	499	—	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$54	$415	$1	$51	$—	$521

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(18)	$30	$113	$(332)	$1	$(206)

NET CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Acquisition of property and equipment	—	—	(14)	(7)	1	(20)
Acquisition of businesses, net of cash acquired	—	—	(2)	—	—	—
Spectrum repack reimbursements	—	—	14	—	—	14
Proceeds from the sale of assets	—	—	28	—	—	28
Purchases of investments	(2)	(10)	(13)	(24)	—	(49)
Other, net	—	—	(1)	4	—	(2)
Net cash flows (used in) from investing activities	(2)	(10)	12	(27)	1	(26)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	—	—	6	—	6
Repayments of notes payable, commercial bank financing and finance leases	—	(3)	(2)	(21)	—	(26)
Dividends paid on Class A and Class B Common Stock	(15)	—	—	—	—	(15)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(4)	—	(4)
Distributions to noncontrolling interests, net	—	—	—	(30)	—	(30)
Distributions to redeemable noncontrolling interests	—	—	—	(2)	—	(2)
Increase (decrease) in intercompany payables	49	29	(118)	42	(2)	—
Other, net	(14)	—	—	—	—	(14)
Net cash flows from (used in) financing activities	20	26	(120)	(9)	(2)	(85)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	46	5	(368)	—	(317)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$504	$5	$436	$—	$945

13.              SUBSEQUENT EVENTS:

On April 14, 2022, we reached a distribution agreement with Charter Communications, Inc. for continued carriage of our owned local broadcast stations and Tennis Channel.

On April 21, 2022, STG entered into the Fourth Amendment (the "Fourth Amendment") to the Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, as amended (the "Amended Bank Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the "Guarantors") and the lenders and other parties thereto.

Pursuant to the Fourth Amendment, STG raised Term B-4 Loans in an aggregate principal amount of $750 million (the "Term B-4 Loans"). The Term B-4 Loans mature in April 2029. The Term B-4 Loans were issued at 97% of par and bear interest, at STG’s option, at Term SOFR plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term B-4 Loans were used to refinance all of STG’s outstanding Term Loan B and to redeem STG’s outstanding 5.875% Senior Notes due 2026. In addition, the maturity of $612.5 million of the revolving commitments under the Bank Credit Agreement were extended to April 2027 pursuant to the Fourth Amendment.

In May 2022, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on June 15, 2022 to holders of record at the close of business on June 1, 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, the following risks:

COVID-19 risks

•The suspension, and possible cancellation, of tennis tournaments;
•the need to reimburse Distributors affiliation fees related to canceled professional sporting events;
•loss of advertising revenue due to (i) reluctance of advertisers to purchase advertising spots due to reduced consumer spending as a result of shelter in place and stay at home orders, or lower audience engagement, (ii) potential reduced need for advertisers to advertise for certain goods or services with low supply, due to interruptions in the supply chain, and (iii) adverse business conditions affecting our customers, including our advertisers’ going out of business;
•we may be unable to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, and increase our future interest expense;
•the interruption to global supply chains caused by COVID-19 could impact our ability to acquire and replace equipment necessary for the continuity of our business;
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
•subscriber churn due to the impact of technological changes and the proliferation of over-the-top ("OTT") direct to consumer platforms;
•the loss of appeal of our local news, network content, syndicated program content and sports programming, which may be unpredictable;
•the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;
•the availability and cost of rights to air professional tennis tournaments;
•our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as OTT or direct-to-consumer content;
•labor disputes and legislation and other union activity associated with film, acting, writing, and other guilds;
•the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television ("mobile DTV") strategy and platform, such as the adoption of a next generation broadcast standard ("NEXTGEN TV"), and the consumer’s appetite for mobile television;
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
•the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast; and
•the impact of Distributors and OTTs offering "skinny" programming bundles that may not include television broadcast stations or other programming that we distribute.

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

Risks specific to us

•The impact of the war in Ukraine including related disruption to supply chains and the increased price of energy, all of which affect our operations as well as those of our advertisers;
•our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;
•our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;
•our ability to successfully implement and monetize our own content management system ("CMS") designed to provide our viewers significantly improved content via the internet and other digital platforms;
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
•our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, STIRR, other original programming, mobile DTV and FAST channels;
•our ability to maintain our affiliation and programming service agreements with our networks and program service providers and at renewal, to successfully negotiate these agreements with favorable terms;
•our ability to generate synergies and leverage new revenue opportunities;
•changes in the makeup of the population in the areas where stations are located;
•our ability to effectively respond to technology affecting our industry;
•our ability to deploy NEXTGEN TV nationwide;
•the strength of ratings for our local news broadcasts including our news sharing arrangements;
•the results of prior year tax audits by taxing authorities; and
•our ability to monetize our investments in real estate, venture capital and private equity holdings, and direct strategic investments in companies.

General risks

•The impact of changes in national and regional economies and credit and capital markets;
•loss of consumer confidence;
•the potential impact of changes in tax law;
•the activities of our competitors;
•terrorist acts of violence or war, such as the war in Ukraine, and other geopolitical events;
•natural disasters and pandemics that impact our Distributors, advertisers, suppliers, stations and networks; and
•cybersecurity incidents, data privacy, and other information technology failures have, and in the future, may, adversely affect us and disrupt our operations.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended March 31, 2022 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2022.

Summary of Significant Events

Transactions
•On March 1, 2022, SBG's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain direct and indirect subsidiaries, completed a series of transactions which are expected to provide DSIH with approximately $1 billion of liquidity enhancement over the next five years. As part of the Transaction, the governance structure of DSIH was modified. As a result, DSIH, whose operations were the entirety of our local sports segment, was deconsolidated from the Company’s consolidated financial statements effective as of March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.
•In March 2022, Tejas Networks, part of the Tata Group, signed a definitive agreement to acquire approximately 65% of the shares of Saankhya Labs Private Ltd. Bangalore ("Saankhya"), in cash with the approximately 35% balance to be acquired subsequently through a merger process. ONE Media 3.0, LLC, a wholly-owned subsidiary of the Company, owns a 49% interest in Saankhya and will sell the majority of its interest, while retaining a minority interest in Tejas. The acquisition of 65% of Saankhya shares is expected to close within the next 90 days, after which the proceedings for merger with Tejas will be initiated, subject to customary approvals in India.
•In March 2022, we agreed to defer a portion of our management fees from DSG for the next several years, as part of the Transaction.
•In May 2022, the Company sold certain assets of Ring of Honor Entertainment, including the wrestling promotion’s extensive video library dating back to 2002, brand assets, intellectual property, production equipment, and more, to an affiliate of AEW.

Television and Digital Content
•In January 2022, two new programs produced in coordination with Stadium, our 24/7 multi-platform sports network, premiered on Bally Sports’ 19 regional sports network brands and the Bally Sports app. “The Rally” is a discussion-based show presenting a young and diverse talent lineup, authentically debating and analyzing the trending sports topics of the day while harnessing the social media conversation and viewer commentary. The Bally RSN brands’ first sports betting program “Live on the Line, Powered by BetMGM” is a partnership with BetMGM, a leading sports betting and iGaming operator. The program highlights national sports betting storylines with a regional appeal, by providing expert picks while looking ahead to the day’s matchups.
•In January 2022, Tennis Channel reached a multiyear agreement with the Women’s Tennis Association ("WTA") to telecast year-round WTA matches in Germany, Austria, Switzerland, and the Netherlands through Tennis Channel’s subscription service and digital free ad-supported streaming TV ("FAST") channels.
•In March 2022, The National Desk, the Company’s national news program providing real-time national and regional news from across its television stations, added a weekend edition.

•In March 2022, we announced the launch of our new business development unit, Free State Strategic Services. Free State’s mission is to provide the federal government, along with state and local agencies, a full suite of targeted digital marketing and advertising solutions to help government agencies communicate with the American public effectively and efficiently.

Distribution, Network and Teams
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
•In April 2022, we announced that we and Charter Communications, Inc. reached a comprehensive distribution agreement for continued carriage of our owned local broadcast stations and Tennis Channel.

Environmental, Social, and Governance
•In January 2022, we began taking applications for our 2022 Diversity Scholarship, which has awarded more than $100,000 in scholarships since 2016.
•In March 2022, ONE Media held a three-part, virtual webinar series tackling the intricacies of Advanced Emergency Information (AEI) powered by the NextGen Broadcast standard, including the ways in which AEI can strengthen relationships with local emergency managers and public safety professionals, and how AEI can enable TV newsrooms to better serve communities during threats.
•In April 2022, the Company nominated the renowned Dr. Ben Carson, an experienced board director, former United States Presidential primary candidate and former Secretary of the U.S. Department of Housing and Urban Development, for election to the Company's Board of Directors, as it continues to seek to add diversity to its leadership.
•In April 2022, Project Baltimore, the special investigative reporting unit of WBFF/Fox 45 News, was honored by Investigative Reporters and Editors ("IRE") for its reporting on Baltimore’s failure in its public school system. This was the fourth consecutive year a Sinclair newsroom has been so honored. In addition, KUTV in Salt Lake City was an IRE finalist for their investigation into the systematic failures within Utah’s probation and parole system. Over the last three years, our newsrooms have won a total of over 1,000 journalism awards.
•In April 2022, the Company launched "Sinclair Green: Battery Recycling," a promotional campaign which ran throughout the month, in conjunction with Earth Month, encouraging its employees and viewers to recycle household batteries at a Batteries Plus location or through their local municipality. In addition, the Company began a pilot program to reduce the amount of batteries it uses and to recycle its battery waste.
•In April 2022, the Company raised over $215,000, including a $50,000 donation from Sinclair, through "Sinclair Cares: Ukraine Relief," a fundraising partnership with Global Red Cross to help with their humanitarian relief efforts in Ukraine and neighboring countries.
•In April 2022, the Company's television stations were honored with a total of six National Headliner Awards, including top honors in the Public Service and Health/Science categories.
•To date in 2022, our newsrooms have won a total of 60 journalism awards.

NEXTGEN TV
•    In January 2022, the NextGen Video Information Systems Alliance ("NVISA") published new consumer-facing research, sponsored by our subsidiary, ONE Media 3.0, that offered the first insight into which features American consumers want most in a NextGen Broadcast-enabled emergency information service. These include a desire for geo-targeted alerts, the ability to screen for only selected alerts, options for updated alerts, and importantly, a robust/dependable system that does not crash when the Internet or cell system goes down. All of these features are embedded in the NextGen Broadcast service.
•    In January 2022, MPEG LA, a pioneer in the formation and management of patent pools, completed the formation of the ATSC 3.0 Patent Pool, dramatically simplifying the efficient licensing of the new ATSC 3.0 broadcast technology in multiple-receive devices, easing the distribution and deployment process. Included in the ATSC 3.0 Patent Pool are various patents owned by our subsidiary, ONE Media.
•In April 2022, the Company and USSI Global announced a partnership to offer the nation’s first commercial datacasting service using the NextGen Broadcast standard ("ATSC 3.0"). The pilot program will deliver local content, advertising, and data files to the rapidly growing Electric Vehicle Charging station market.
•In 2022, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in the seven additional markets below. This brings the total number of our markets in which NEXTGEN TV has been deployed to 29:

Month	Market	Number of Stations	Company Stations
January 2022	Green Bay, WI	5	WLUK-TV (FOX), WCWF (CW)
March 2022	West Palm Beach, FL	5	WPEC (CBS), WWHB-CD (Azteca)
March 2022	Charleston, SC	5	WCIV (ABC)
March 2022	Flint, MI	5	WSMH (FOX), WEYI-TV(a) (NBC), WBSF(a) (CW)
March 2022	Albany, NY	5	WRGB (CBS), WCWN (CW)
April 2022	Richmond-Petersburg, VA	7	WRLH-TV (FOX)
April 2022	Omaha, NE	5	KPTM (FOX), KXVO(b) (TBD)

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

Financing, Capital Allocation, and Shareholder Returns
•For the three months ended March 31, 2022, we repurchased approximately 2 million shares of Class A Common Stock for $68 million. As of May 5, 2022, we repurchased an additional 1 million shares of Class A Common Stock for $26 million since March 31, 2022. The shares were repurchased under an SEC Rule 10b5-1 plan.
•In April 2022, we amended the Bank Credit Agreement to raise Term B-4 Loans in the amount of $750 million in order to refinance all outstanding Term B loans and to redeem STG’s outstanding 5.875% Senior Notes due 2026. The amendment also extended the maturity of $612.5 million of revolving commitments to April 21, 2027.
•In February and May 2022, we declared a quarterly cash dividend of $0.25 per share, an increase of 25% over 2021 dividends.

Other Events
•In February 2022, we announced the promotion of Rob Weisbord to Chief Operating Officer and President of Broadcast.
•In March 2022, our Executive Vice President and Chief Financial Officer, Lucy Rutishauser, was named one of "Maryland's Top 100 Women in 2022" by The Daily Record.

RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. For the quarter ended March 31, 2022, we have two reportable segments, "broadcast" and, prior to Deconsolidation, "local sports," that are disclosed separately from our other and corporate activities.

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

The operating results of our local sports segment are usually subject to cyclical fluctuations based on the timing and overlap of the Major League Baseball ("MLB"), NBA, and NHL seasons. Usually, the second and third quarter operating results are higher than the first and fourth quarter operating results.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Media revenues	$1,275	$1,497
Non-media revenues	13	14
Total revenues	1,288	1,511
Media programming and production expenses	758	1,023
Media selling, general and administrative expenses	220	213
Depreciation and amortization expenses	121	153
Amortization of program contract costs	25	23
Non-media expenses	13	17
Corporate general and administrative expenses	47	61
Gain on deconsolidation of subsidiary	(3,357)	—
Gain on asset dispositions and other, net of impairment	(5)	(14)
Operating income	$3,466	$35
Net income (loss) attributable to Sinclair Broadcast Group	$2,587	$(12)

The Impact of COVID-19 on our Results of Operations

Overview

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and by the end of the following day, each of the MLB, NBA, and NHL had suspended their seasons. On March 13, 2020, the United States declared a national state of emergency. As of March 31, 2022, the national state of emergency is still in effect, however states have reopened their economies at various levels and various timing, COVID-19 vaccinations are being distributed in mass quantities and all professional sports leagues are currently playing live games. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2022	2021
Revenue:
Distribution revenue	$392	$361	9%
Advertising revenue	282	267	6%
Other media revenues (a)	47	37	27%
Media revenues	$721	$665	8%

Operating Expenses:
Media programming and production expenses	$350	$337	4%
Media selling, general and administrative expenses (b)	156	141	11%
Depreciation and amortization expenses	60	62	(3)%
Amortization of program contract costs	20	21	(5)%
Corporate general and administrative expenses	43	55	(22)%
Gain on asset dispositions and other, net of impairment	(5)	(14)	(64)%
Operating income	$97	$63	54%

(a)Includes $24 million and $27 million for the three months ended March 31, 2022 and 2021, respectively, of intercompany revenue related to certain services provided to other and local sports, prior to the Deconsolidation, under management services agreements, which is eliminated in consolidation, and $5 million of revenue for the three months ended March 31, 2022 for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $16 million for the three months ended March 31, 2022 of intercompany expense related to certain services.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $31 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.
Advertising revenue. Advertising revenue increased $15 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in political advertising revenue of $13 million, as 2022 is a political year, compared to 2021 which was a non-political year.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended March 31,
	2022	2021
Local news	34%	32%
Syndicated/Other programming	26%	28%
Network programming	21%	23%
Sports programming	15%	12%
Paid programming	4%	5%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels	2022	2021
ABC	40	30%	29%
FOX	56	23%	25%
CBS	31	21%	22%
NBC	25	16%	13%
CW	46	5%	6%
MNT	40	4%	4%
Other (a)	396	1%	1%
Total	634

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Grit, Me TV, Rewind, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. Other media revenue increased $10 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to $6 million related to revenue recognized under the Bally commercial agreement that we began performing on in the second quarter of 2021 and a $2 million increase in intercompany revenue from the local sports segment and other related to providing certain services under a management services agreement prior to the Deconsolidation, which are eliminated in our consolidated results.

Expenses

Media programming and production expenses. Media programming and production expenses increased $13 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily related to an increase in fees pursuant to network affiliation agreements.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $15 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an $8 million increase in third-party fulfillment costs from our digital business and a $6 million increase in information technology costs.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $2 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily related to assets retired during 2021.

Amortization of program contract costs. The amortization of program contract costs decreased $1 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily related to reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three months ended March 31, 2022 and 2021 we recorded gains of $1 million and $14 million, respectively, related to reimbursements from the spectrum repack. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion. For the three months ended March 31, 2022, we recorded a gain on asset disposition of $3 million related to the sale of assets of one our stations. For the three months ended March 31, 2021, we recorded a gain on asset disposition of $12 million related to the sale of WDKA-TV and KBSI-TV and a loss of $12 million related to the write-down of the carrying value of assets of one of our stations to approximate the estimated selling price to be received in a potential sales transaction.

LOCAL SPORTS SEGMENT

Our local sports segment reflects the results of our Bally RSNs, Marquee, and a minority interest in the YES Network prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. The Bally RSNs, Marquee and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2022	2021
Revenue:
Distribution revenue	$433	$698	(38)%
Advertising revenue	44	65	(32)%
Other media revenue	5	5	—%
Media revenue	$482	$768	(37)%

Operating Expenses:
Media programming and production expenses	$376	$657	(43)%
Media selling, general and administrative expenses (a)	55	65	(15)%
Depreciation and amortization expenses	54	84	(36)%
Corporate general and administrative	1	3	(67)%
Operating loss (a)	$(4)	$(41)	(90)%
Income from equity method investments	$10	$13	(23)%

(a)Includes $24 million and $26 million for the three months ended March 31, 2022 and 2021, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.

The decrease in the revenue and expense items noted below for the current period when compared to the same period in the prior year was primarily due to the Deconsolidation, as our current period results include only two months of activity due to the Deconsolidation, versus a full period of activity in the prior year, therefore the periods are not comparable. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion.

Media revenue. Media revenue was $482 million and $768 million for the three months ended March 31, 2022 and 2021, respectively, and is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from Distributors for the right to distribute our RSNs and advertising revenue is primarily generated from sales of commercial time within the RSNs programming.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. Media programming and production expenses were $376 million and $657 million for the three months ended March 31, 2022 and 2021, respectively.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were $55 million and $65 million for the three months ended March 31, 2022 and 2021, respectively, and are primarily related to management service agreement fees, employee compensation, advertising expenses, and consulting fees.

Depreciation and amortization expenses. Depreciation and amortization expenses were $54 million and $84 million for the three months ended March 31, 2022 and 2021, respectively, and are primarily related to the depreciation of definite-lived assets and other assets.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. For the three months ended March 31, 2022 and 2021 income from equity method investments was $10 million and $13 million, respectively, and is primarily related to our investment in the YES Network.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2022	2021
Revenue:
Distribution revenue	$48	$50	(4)%
Advertising revenue	68	40	70%
Other media revenues	4	2	100%
Media revenues (a)	$120	$92	30%
Non-media revenues (b)	$14	$16	(13)%

Operating Expenses:
Media expenses (c)	$89	$64	39%
Non-media expenses (d)	$14	$18	(22)%
Operating income	$18	$16	13%
Income (loss) from equity method investments	$2	$(4)	(150)%

(a)Media revenues for the three months ended March 31, 2022 include $21 million of intercompany revenues related to certain services and sales provided to the broadcast segment and $1 million of intercompany revenues related to certain services and sales provided to the local sports segment, which are eliminated in consolidation.
(b)Non-media revenues for the three months ended March 31, 2022 and 2021 include $1 million and $2 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(c)Media expenses for the three months ended March 31, 2022 and 2021 include $5 million and $2 million, respectively, of intercompany expenses primarily related to certain services provided by the broadcast segment, which are eliminated in consolidation.
(d)Non-media expenses for the three months ended March 31, 2022 and 2021 include $1 million and $1 million, respectively, of intercompany expenses related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue increased $28 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in advertising revenue related to our digital initiatives and owned networks. Non-media revenue decreased $2 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to the sale of Triangle Sign & Service, LLC (Triangle) in the second quarter of 2021.

Expenses. Media expenses increased $25 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily related to our digital initiatives. Non-media expenses decreased $4 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to the sale of Triangle in the second quarter of 2021.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2022	2021
Corporate general and administrative expenses	$47	$61	(23)%
Gain on deconsolidation of subsidiary	$(3,357)	$—	n/m
Interest expense including amortization of debt discount and deferred financing costs	$115	$151	(24)%
Other (expense) income, net	$(60)	$124	(148)%
Income tax (provision) benefit	$(687)	$9	(7733)%
Net income attributable to the redeemable noncontrolling interests	$(4)	$(4)	—%
Net income attributable to the noncontrolling interests	$(25)	$(34)	(26)%

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased in total by $14 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an $11 million decrease in employee compensation cost related to the reduction-in-force severance and termination benefits that occurred in the first quarter of 2021 and due to a $4 million decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 6. Commitments and Contingencies within the Consolidated Financial Statements.

We expect corporate general and administrative expenses to decrease in the second quarter of 2022 when compared to the first quarter of 2022.

Gain on deconsolidation of subsidiary. During the first quarter of 2022 we recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $36 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to a decrease in DSG interest expense due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

We expect interest expense to decrease in the second quarter of 2022 when compared to the first quarter of 2022.

Other (expense) income, net. Other (expense) income, net decreased by $184 million for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to a $78 million decrease in the fair value of certain investments recorded at fair value in the first quarter of 2022 compared to a $122 million increase in the fair value of certain investments recorded at fair value in the first quarter of 2021. See Note 3. Other Assets within the Consolidated Financial Statements for further information.

Income tax (provision) benefit. The effective tax rate for the three months ended March 31, 2022 was a provision of 20.8% as compared to a benefit of 53.8% during the same period in 2021. The decrease in the effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to substantially greater impact of 2021 discrete items as a result of low pre-tax income in 2021.

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests remained flat during the three months ended March 31, 2022, when compared to the same period in 2021.

Net income attributable to the noncontrolling interests. Net income attributable to the noncontrolling interests decreased $9 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had net working capital of approximately $864 million, including $521 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of March 31, 2022, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of March 31, 2022, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2022.

As of March 1, 2022, we no longer consolidate the debt of DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. As of March 31, 2022, our total debt, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, was $4,398 million, including current debt, due within the next 12 months, of $36 million.
Other than as a result of the Deconsolidation, there were no other material changes to our contractual cash obligations as of March 31, 2022.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic and the war in Ukraine and resulting effect on the economy, our advertisers, Distributors, and their subscribers, could affect our liquidity and our first lien leverage ratio which could affect our ability to access the full borrowing capacity under the Bank Credit Agreement. For our long-term liquidity needs, in addition to the sources described above, we may rely upon various sources, such as but not limited to, the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of Company assets. However, there can be no assurance that additional financing or capital or buyers of our Company assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash flows from (used in) operating activities	$70	$(206)

Cash flows used in investing activities:
Acquisition of property and equipment	$(21)	$(20)
Proceeds from the sale of assets	4	28
Purchases of investments	(5)	(49)
Deconsolidation of subsidiary cash	(315)	—
Distributions from investments	70	3
Spectrum repack reimbursements	1	14
Other, net	—	(2)
Net cash flows used in investing activities	$(266)	$(26)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$6
Repayments of notes payable, commercial bank financing and finance leases	(7)	(26)
Dividends paid on Class A and Class B Common Stock	(18)	(15)
Repurchase of outstanding Class A Common Stock	(68)	—
Distributions to noncontrolling interests, net	(3)	(30)
Other, net	(6)	(20)
Net cash flows used in financing activities	$(102)	$(85)

Operating Activities

Net cash flows from operating activities increased during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to lower payments for production and overhead costs, distributor rebate payments, and payments for sports rights as a result of the Deconsolidation, partially offset by a decrease in cash collections from Distributors as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Investing Activities

Net cash flows used in investing activities increased during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, partially offset by increased distributions from investments.

Financing Activities

Net cash flows used in financing activities increased during the three months ended March 31, 2022, when compared to the same period in 2021, primarily related to the repurchase of Class A Common Stock during the current period, partially offset by a decrease in repayments of notes payable and commercial bank financing primarily as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

In February and May 2022, our Board of Directors declared a quarterly dividend of $0.25 per share, a 25% increase over 2021 dividends. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2021.

The impact of the COVID-19 outbreak and the war in Ukraine continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties will continue to impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. See Distribution Revenue in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted distribution revenue. Our estimates may further change in the future as the COVID-19 pandemic and the war in Ukraine continue, new events occur, and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2022.

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

The term "internal control over financial reporting," as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") and includes those policies and procedures that:

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
01/01/22 - 01/31/22	1,111,375	$27.49	1,111,375	$788
02/01/22 - 02/28/22	946,494	$27.64	946,494	$762
03/01/22 - 03/31/22	414,616	$27.40	414,616	$751

(a)All repurchases were made in open-market transactions.
(b)On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. All shares repurchased during the quarter ended March 31, 2022 were repurchased under an SEC Rule 10b5-1 plan. As of March 31, 2022, the remaining authorization under the program was $751 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1*
Indenture, dated as of March 1, 2022, by and among Diamond Sports Group, LLC and Diamond Sports Finance Company, as Issuers, and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent.

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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended March 31, 2022 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2022.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)