Form 10-Q
period 2022-06-30
SINCLAIR BROADCAST GROUP INC
filed 2022-08-09
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	August 4, 2022
Class A Common Stock	46,076,496
Class B Common Stock	23,775,056

PART I. FINANCIAL INFORMATION

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$420	$816
Accounts receivable, net of allowance for doubtful accounts of $7 as of both periods	606	1,245
Income taxes receivable	174	152
Prepaid sports rights	—	85
Prepaid expenses and other current assets	165	173
Total current assets	1,365	2,471
Property and equipment, net	713	833
Operating lease assets	149	207
Deferred tax assets	—	293
Restricted cash	—	3
Goodwill	2,088	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	484	3,904
Other definite-lived intangible assets, net	548	1,184
Other assets	952	1,408
Total assets (a)	$6,449	$12,541

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$414	$655
Current portion of notes payable, finance leases, and commercial bank financing	43	69
Current portion of operating lease liabilities	22	35
Current portion of program contracts payable	59	97
Other current liabilities	79	346
Total current liabilities	617	1,202
Notes payable, finance leases, and commercial bank financing, less current portion	4,233	12,271
Operating lease liabilities, less current portion	159	205
Program contracts payable, less current portion	17	21
Deferred tax liabilities	360	—
Other long-term liabilities	234	351
Total liabilities (a)	5,620	14,050
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	187	197
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 46,470,546 and 49,314,303 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	628	691
Retained earnings (accumulated deficit)	79	(2,460)
Accumulated other comprehensive loss	(2)	(2)
Total Sinclair Broadcast Group shareholders’ equity (deficit)	706	(1,770)
Noncontrolling interests	(64)	64
Total equity (deficit)	642	(1,706)
Total liabilities, redeemable noncontrolling interests, and equity	$6,449	$12,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of June 30, 2022 and December 31, 2021 include total assets of variable interest entities (VIEs) of $112 million and $217 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2022 and December 31, 2021 include total liabilities of VIEs of $15 million and $62 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 9. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Media revenues	$831	$1,600	$2,106	$3,097
Non-media revenues	6	12	19	26
Total revenues	837	1,612	2,125	3,123

OPERATING EXPENSES:
Media programming and production expenses	403	1,345	1,161	2,368
Media selling, general and administrative expenses	195	234	415	447
Amortization of program contract costs	21	22	46	45
Non-media expenses	10	14	23	31
Depreciation of property and equipment	24	28	52	56
Corporate general and administrative expenses	38	36	85	97
Amortization of definite-lived intangible assets	43	119	136	244
Gain on deconsolidation of subsidiary	—	—	(3,357)	—
Gain on asset dispositions and other, net of impairment	(4)	(8)	(9)	(22)
Total operating expenses (gains)	730	1,790	(1,448)	3,266
Operating income (loss)	107	(178)	3,573	(143)

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(54)	(160)	(169)	(311)
Gain on extinguishment of debt	3	—	3	—
Income from equity method investments	3	2	15	11
Other (expense) income, net	(105)	(61)	(165)	63
Total other expense, net	(153)	(219)	(316)	(237)
(Loss) income before income taxes	(46)	(397)	3,257	(380)
INCOME TAX BENEFIT (PROVISION)	40	69	(647)	78
NET (LOSS) INCOME	(6)	(328)	2,610	(302)
Net income attributable to the redeemable noncontrolling interests	(5)	(5)	(9)	(9)
Net loss (income) attributable to the noncontrolling interests	—	1	(25)	(33)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$(11)	$(332)	$2,576	$(344)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic (loss) earnings per share	$(0.17)	$(4.41)	$36.00	$(4.59)
Diluted (loss) earnings per share	$(0.17)	$(4.41)	$36.00	$(4.59)
Basic weighted average common shares outstanding (in thousands)	70,897	75,331	71,527	74,862
Diluted weighted average common and common equivalent shares outstanding (in thousands)	70,897	75,331	71,533	74,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(6)	$(328)	$2,610	$(302)
Share of other comprehensive (loss) income of equity method investments	—	(3)	3	5
Comprehensive (loss) income	(6)	(331)	2,613	(297)
Comprehensive income attributable to the redeemable noncontrolling interests	(5)	(5)	(9)	(9)
Comprehensive loss (income) attributable to the noncontrolling interests	—	1	(25)	(33)
Comprehensive (loss) income attributable to Sinclair Broadcast Group	$(11)	$(335)	$2,579	$(339)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Six Months Ended June 30, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.40 per share)	—	—	—	—	—	—	(30)	—	—	(30)
Class B Common Stock converted into Class A Common Stock	—	952,626	—	(952,626)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	—	1,411,627	—	—	—	19	—	—	—	19
Distributions to noncontrolling interests, net	(9)	—	—	—	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	—	—	—	—	5	—	5
Net income	9	—	—	—	—	—	(344)	—	33	(311)
BALANCE, June 30, 2021	$190	51,616,924	$1	23,775,056	$—	$740	$(2,360)	$(5)	$72	$(1,552)

	Three Months Ended June 30, 2021
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, March 31, 2021	$188	51,118,350	$1	24,217,682	$—	$735	$(2,013)	$(2)	$93	$(1,186)
Dividends declared and paid on Class A and Class B Common Stock ($0.20 per share)	—	—	—	—	—	—	(15)	—	—	(15)
Class B Common Stock converted into Class A Common Stock	—	442,626	—	(442,626)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	—	55,948	—	—	—	5	—	—	—	5
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	—	(20)	(20)
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net income (loss)	5	—	—	—	—	—	(332)	—	(1)	(333)
BALANCE, June 30, 2021	$190	51,616,924	$1	23,775,056	$—	$740	$(2,360)	$(5)	$72	$(1,552)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Six Months Ended June 30, 2022
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	—	(37)	—	—	(37)
Repurchases of Class A Common Stock	—	(4,058,319)	—	—	—	(104)	—	—	—	(104)
Class A Common Stock issued pursuant to employee benefit plans	—	1,214,562	—	—	—	41	—	—	—	41
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	—	—	—	3	—	3
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	9	—	—	—	—	—	2,576	—	25	2,601
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642

	Three Months Ended June 30, 2022
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, March 31, 2022	$184	47,934,815	$1	23,775,056	$—	$657	$109	$(2)	$(62)	$703
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(19)	—	—	(19)
Repurchases of Class A Common Stock	—	(1,585,834)	—	—	—	(36)	—	—	—	(36)
Class A Common Stock issued pursuant to employee benefit plans	—	121,565	—	—	—	7	—	—	—	7
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	—	(2)	(2)
Net income (loss)	5	—	—	—	—	—	(11)	—	—	(11)
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$2,610	$(302)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Amortization of sports programming rights	326	1,381
Amortization of definite-lived intangible and other assets	136	244
Depreciation of property and equipment	52	56
Amortization of program contract costs	46	45
Stock-based compensation	38	43
Deferred tax provision (benefit)	654	(93)
Gain on asset dispositions and other, net of impairment	(9)	(20)
Gain on deconsolidation of subsidiary	(3,357)	—
Income from equity method investments	(15)	(11)
Loss (income) from investments	159	(60)
Distributions from investments	31	21
Sports programming rights payments	(325)	(1,010)
Rebate payments to distributors	(15)	(202)
Gain on extinguishment of debt	(3)	—
Change in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
Decrease (increase) in accounts receivable	29	(90)
Increase in prepaid expenses and other current assets	(107)	(73)
Increase in accounts payable and accrued and other current liabilities	29	35
Net change in net income taxes payable/receivable	(21)	50
Decrease in program contracts payable	(52)	(50)
Other, net	1	24
Net cash flows from (used in) operating activities	207	(12)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(45)	(38)
Spectrum repack reimbursements	2	18
Proceeds from sale of assets	9	39
Deconsolidation of subsidiary cash	(315)	—
Purchases of investments	(61)	(164)
Distributions from investments	81	6
Other, net	—	(2)
Net cash flows used in investing activities	(329)	(141)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	728	357
Repayments of notes payable, commercial bank financing and finance leases	(845)	(385)
Repurchase of outstanding Class A Common Stock	(104)	—
Dividends paid on Class A and Class B Common Stock	(36)	(30)
Dividends paid on redeemable subsidiary preferred equity	(3)	(4)
Distributions to noncontrolling interests, net	(5)	(50)
Distributions to redeemable noncontrolling interests	—	(5)
Other, net	(12)	(24)
Net cash flows used in financing activities	(277)	(141)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(399)	(294)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	819	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$420	$968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. ("SBG," the "Company," or sometimes referred to as "we" or "our") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platforms, and, prior to the Deconsolidation, as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC, regional sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, college and professional sports, and other original programming produced by us. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. Outside of our media related businesses, we operate technical services companies focused on supply and maintenance of broadcast transmission systems as well as research and development for the advancement of broadcast technology, and we manage other media and non-media related investments.

For the quarter ended June 30, 2022, we had one reportable segment for accounting purposes, broadcast. Prior to the Deconsolidation, as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 635 channels as of June 30, 2022. For the purpose of this report, these 185 stations and 635 channels are referred to as "our" stations and channels. The local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, SBG's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain subsidiaries (collectively "DSIH") completed a series of transactions (the "Transaction") which are expected to provide DSIH with approximately $1 billion of liquidity enhancement over the next five years. As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations therefore includes two months of activity related to DSIH in the fiscal quarter ended March 31, 2022 prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in DSIH under the equity method of accounting. See Note 3. Other Assets for more information.

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity (deficit) and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

The impact of the war in Ukraine and the novel coronavirus ("COVID-19") continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could further materially impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, program contract costs and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

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

The National Basketball Association ("NBA") and the National Hockey League ("NHL") delayed the start of their 2020-2021 seasons until December 22, 2020 and January 13, 2021, respectively, and both leagues postponed games in the fourth quarter 2021 and rescheduled these games to be played in the first quarter 2022. The sports rights expense associated with these seasons was recognized over the modified term of these seasons.

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $7 million and $4 million for the six months ended June 30, 2022 and 2021, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the six months ended June 30, 2022.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2022	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$385	$—	$45	$—	$430
Advertising revenue	316	—	70	(20)	366
Other media, non-media, and intercompany revenues	31	—	16	(6)	41
Total revenues	$732	$—	$131	$(26)	$837

For the three months ended June 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$363	$666	$49	$—	$1,078
Advertising revenue	280	162	54	(5)	491
Other media, non-media, and intercompany revenues	44	10	17	(28)	43
Total revenues	$687	$838	$120	$(33)	$1,612

For the six months ended June 30, 2022	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$777	$433	$93	$—	$1,303
Advertising revenue	598	44	138	(43)	737
Other media, non-media, and intercompany revenues	78	5	34	(32)	85
Total revenues	$1,453	$482	$265	$(75)	$2,125

For the six months ended June 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$724	$1,364	$99	$—	$2,187
Advertising revenue	547	227	94	(6)	862
Other media, non-media, and intercompany revenues	81	15	35	(57)	74
Total revenues	$1,352	$1,606	$228	$(63)	$3,123

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $225 million and $235 million as of June 30, 2022 and December 31, 2021, respectively, of which $154 million and $164 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the six months ended June 30, 2022 and 2021, included in the deferred revenue balance as of December 31, 2021 and 2020, was $42 million and $30 million, respectively.

For the three months ended June 30, 2022, two customers accounted for 11% and 10%, respectively, of our total revenues. For the six months ended June 30, 2022, three customers accounted for 15%, 14%, and 12%, respectively, of our total revenues. For the three months ended June 30, 2021, three customers accounted for 19%, 17%, and 14%, respectively, of our total revenues. For the six months ended June 30, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of our total revenues. As of June 30, 2022, two customers accounted for 11% and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2022 and 2021 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to interest expense carryforwards under the Internal Revenue Code ("IRC") Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended June 30, 2022 was greater than the statutory rate primarily due to an increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). Our effective income tax rate for the six months ended June 30, 2022 approximated our statutory rate. Our effective income tax rate for the three months ended June 30, 2021 was less than the statutory rate primarily due to an increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j), offset by federal tax credits related to investments in sustainability initiatives. Our effective income tax rate for the six months ended June 30, 2021 approximated our statutory rate.

We do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the six months ended June 30, 2022, we repurchased approximately four million shares of Class A Common Stock for $104 million. As of June 30, 2022, the total remaining purchase authorization was $714 million. As of August 4, 2022, we repurchased an additional 489,051 shares of Class A Common Stock, for $10 million since June 30, 2022. All shares were repurchased under an SEC Rule 10b5-1 plan.
Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              ACQUISITIONS AND DISPOSITIONS OF ASSETS:

Broadcast Incentive Auction. In 2012, Congress authorized the Federal Communications Commission ("FCC") to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

In March 2016, the FCC began the repacking process associated with the auction, in which the FCC reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. As part of that process, we received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $1 million and $2 million for the three and six months ended June 30, 2022, respectively, and $4 million and $18 million for the three and six months ended June 30, 2021, respectively, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. Capital expenditures related to the spectrum repack were $0.1 million and $1 million for the three and six months ended June 30, 2022, respectively, and $4 million and $9 million for the three and six months ended June 30, 2021, respectively. The reimbursements we have received throughout this process have covered the majority of the expenses we incurred related to the repack.

3.              OTHER ASSETS:

Other assets as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	As of June 30, 2022	As of December 31, 2021
Equity method investments	$142	$517
Other investments	405	567
Note receivable	193	—
Post-retirement plan assets	43	50
Other	169	274
Total other assets	$952	$1,408

Equity Method Investments

We have a portfolio of investments, including our investment in the YES Network (prior to the Deconsolidation), our investment in DSIH (subsequent to the Deconsolidation), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the periods presented.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment, which was recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income or loss generated by the investment was included within income from equity method investments in our consolidated statements of operations. We recorded income of $26 million for the six months ended June 30, 2022 and income of $6 million and $19 million for the three and six months ended June 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the three and six months ended June 30, 2022 we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of June 30, 2022 and December 31, 2021, we held $216 million and $402 million, respectively, in investments measured at fair value and $179 million and $147 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $105 million and $161 million for the three and six months ended June 30, 2022, respectively, and a fair value adjustment loss of $63 million and gain of $62 million for the three and six months ended June 30, 2021, respectively, associated with these investments, which are reflected in other (expense) income, net in our consolidated statements of operations. As of June 30, 2022 and December 31, 2021, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $87 million and $81 million, respectively.

Investments accounted for utilizing the measurement alternative were $10 million, net of $7 million of cumulative impairments, as of June 30, 2022, and $18 million, net of $7 million of cumulative impairments, as of December 31, 2021. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three and six months ended June 30, 2022 or 2021.

Note Receivable

On November 5, 2021, we purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the Accounts Receivable Securitization Facility (A/R Facility), held by Diamond Sports Finance SPV, LLC (DSPV), an indirect wholly-owned subsidiary of DSIH, by making a payment to the lenders equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. The maximum facility limit availability under the A/R Facility is $400 million and has a maturity date of September 23, 2024. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer intercompany transactions and, therefore, are reflected in our consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. As of June 30, 2022, the note receivable due to the Company is approximately $193 million which is recorded within other assets in our consolidated balance sheets.

4.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly owned subsidiary of the Company, (the "Bank Credit Agreement") includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of June 30, 2022, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2022, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2022.

On April 21, 2022, STG entered into the Fourth Amendment (the "Fourth Amendment") to the Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the "Guarantors") and the lenders and other parties thereto.

Pursuant to the Fourth Amendment, STG raised Term B-4 Loans (as defined in the Bank Credit Agreement) in an aggregate principal amount of $750 million, which mature on April 21, 2029 (the "Term Loan B-4"). The Term Loan B-4 was issued at 97% of par and bears interest, at STG’s option, at Term Secured Overnight Financing Rate ("SOFR") plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026 (the "STG 5.875% Notes"). In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025. For the three and six months ended June 30, 2022, we capitalized an original issuance discount of $23 million associated with the issuance of the Term Loan B-4, which is reflected as a reduction to the outstanding debt balance and will be recognized as interest expense over the term of the outstanding debt utilizing the effective interest method. The balance of the Term Loan B-4 was $727 million, net of debt discount and deferred financing costs, as of June 30, 2022. We recognized a loss on extinguishment of $10 million for the three and six months ended June 30, 2022.

During the three months ended June 30, 2022, we purchased $118 million aggregate principal amount of STG's 5.125% senior notes due 2027 (the "STG 5.125% Notes") in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the three months ended June 30, 2022 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG 5.125% Notes of $13 million for the three and six months ended June 30, 2022.

The debt of DSIH was deconsolidated from our balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million and $3 million as of June 30, 2022 and December 31, 2021, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $6 million as of both June 30, 2022 and December 31, 2021. See Note 10. Related Person Transactions.

Debt of variable interest entities and guarantees of third-party obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $37 million and $39 million of debt of certain third parties as of June 30, 2022 and December 31, 2021, respectively, of which $9 million, net of deferred financing costs, related to consolidated VIEs is included in our consolidated balance sheets as of both June 30, 2022 and December 31, 2021. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 10. Related Person Transactions. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $108 million with annual escalations of 4% for the next eight years. We have determined that, as of June 30, 2022, it is not probable that we would have to perform under any of these guarantees.

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

Dividends accrued during the three and six months ended June 30, 2022 were $3 million and $6 million, respectively, and for the three and six months ended June 30, 2021, were $4 million and $8 million, respectively, and are reflected in net income attributable to the redeemable controlling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 7.5%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. Dividends accrued during the three months ended June 30, 2022, March 31, 2022, and June 30, 2021 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

The balance of the Redeemable Subsidiary Preferred Equity, net of issuance costs, was $187 million and $181 million as of June 30, 2022 and December 31, 2021, respectively. The liquidation preference of the Redeemable Subsidiary Preferred Equity was $191 million and $185 million as of June 30, 2022 and December 31, 2021, respectively.

Subsidiary Equity Put Right. A noncontrolling equity holder of DSIH has the right to sell their interest to DSIH at any time during the 30-day period following September 30, 2025. The value of this redeemable noncontrolling interest was $16 million as of December 31, 2021. This redeemable noncontrolling interest was deconsolidated as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

6.              COMMITMENTS AND CONTINGENCIES:

Other Liabilities

Prior to the Deconsolidation, other liabilities included certain fixed payment obligations which were payable through 2027. As of December 31, 2021, $32 million and $71 million were recorded within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets. We recorded interest expense of $1 million for the six months ended June 30, 2022 and $1 million and $3 million for the three and six months ended June 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Prior to the Deconsolidation, other liabilities included certain variable payment obligations which were payable through 2030. These contractual obligations were based upon the excess cash flow of certain Bally RSNs. As of December 31, 2021, $8 million and $23 million were recorded within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets. We recorded measurement adjustment losses of $3 million for the six months ended June 30, 2022 and $2 million and $3 million for the three and six months ended June 30, 2021, respectively, which are reflected in other (expense) income, net in our consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Litigation

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, we do not believe the outcome of these matters, individually or in the aggregate, will have a material effect on our financial statements.

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

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (Numerator)
Net (loss) income	$(6)	$(328)	$2,610	$(302)
Net income attributable to the redeemable noncontrolling interests	(5)	(5)	(9)	(9)
Net loss (income) attributable to the noncontrolling interests	—	1	(25)	(33)
Numerator for basic and diluted (loss) earnings per common share available to common shareholders	$(11)	$(332)	$2,576	$(344)

Shares (Denominator)
Basic weighted-average common shares outstanding	70,897	75,331	71,527	74,862
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	—	6	—
Diluted weighted-average common and common equivalent shares outstanding	70,897	75,331	71,533	74,862

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,645	1,802	3,095	1,608

8.              SEGMENT DATA:

During the period ended June 30, 2022, we measured segment performance based on operating income (loss). For the quarter ended June 30, 2022, we had one reportable segment, broadcast. Prior to the Deconsolidation, we had two reportable segments, broadcast and local sports. Our broadcast segment provides free over-the-air programming to television viewing audiences and includes stations in markets located throughout the continental United States. Our local sports segment provided viewers with live professional sports content and included our Bally RSNs, Marquee, and our investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2022	Broadcast	Local sports	Other & Corporate		Eliminations	Consolidated
Assets	$4,620	$—	$1,830	(e)	$(1)	$6,449

For the three months ended June 30, 2022	Broadcast		Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$732	(b)	$—	$131	$(26)	(a)	$837
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60		—	8	(1)		67
Amortization of program contract costs	18		—	3	—		21
Corporate general and administrative expenses	33		—	5	—		38
Gain on asset dispositions and other, net of impairment	—		—	(4)	—		(4)
Operating income (loss)	118		—	(13)	2		107
Interest expense including amortization of debt discount and deferred financing costs	1		—	56	(3)		54
Income from equity method investments	—		—	3	—		3

For the three months ended June 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$687	$838	$120	$(33)	(a)	$1,612
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	64	78	6	(1)		147
Amortization of sports programming rights	—	829	—	—		829
Amortization of program contract costs	17	—	5	—		22
Corporate general and administrative expenses	29	3	4	—		36
Gain on asset dispositions and other, net of impairment	(3)	—	(5)	—		(8)
Operating income (loss)	105	(288)	4	1		(178)
Interest expense including amortization of debt discount and deferred financing costs	1	110	51	(2)		160
Income (loss) from equity method investments	—	10	(8)	—		2

For the six months ended June 30, 2022	Broadcast		Local sports	Other & Corporate		Eliminations		Consolidated
Revenue	$1,453	(b)	$482	$265		$(75)	(a)	$2,125
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	120		54	16		(2)		188
Amortization of sports programming rights	—		326	—		—		326
Amortization of program contract costs	38		—	8		—		46
Corporate general and administrative expenses	76		1	8		—		85
Gain on deconsolidation of subsidiary	—		—	(3,357)	(c)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(5)		—	(4)		—		(9)
Operating income (loss)	215		(4)	3,359		3		3,573
Interest expense including amortization of debt discount and deferred financing costs	2		72	103		(8)		169
Income from equity method investments	—		10	5		—		15

For the six months ended June 30, 2021	Broadcast	Local sports (d)	Other & Corporate	Eliminations		Consolidated
Revenue	$1,352	$1,606	$228	$(63)	(a)	$3,123
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	126	162	14	(2)		300
Amortization of sports programming rights	—	1,381	—	—		1,381
Amortization of program contract costs	38	—	7	—		45
Corporate general and administrative expenses	84	6	7	—		97
Gain on asset dispositions and other, net of impairment	(17)	—	(5)	—		(22)
Operating income (loss)	168	(329)	17	1		(143)
Interest expense including amortization of debt discount and deferred financing costs	2	218	96	(5)		311
Income (loss) from equity method investments	—	23	(12)	—		11

(a)Includes $1 million and $25 million for the three and six months ended June 30, 2022, respectively, and $27 million and $54 million for the three and six months ended June 30, 2021, respectively, of revenue for services provided by broadcast to local sports and other; and $22 million and $44 million for the three and six months ended June 30, 2022, respectively, of revenue for services provided by other to broadcast, which are eliminated in consolidation.
(b)Includes $10 million and $15 million for the three and six months ended June 30, 2022, respectively, of revenue for services provided by broadcast to DSIH, which are no longer treated as intercompany transactions subsequent to the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
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
(e)Includes the note receivable due to the Company outstanding under the A/R facility of approximately $193 million. See Long Term Note Receivable within Note. 3 Other Assets.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$43
Accounts receivable, net	45	83
Prepaid sports rights	—	2
Other current assets	1	4
Total current assets	46	132

Property and equipment, net	8	17
Operating lease assets	—	5
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	43	47
Other assets	—	1
Total assets	$112	$217

LIABILITIES
Current liabilities:
Other current liabilities	$20	$62

Long-term liabilities:
Operating lease liabilities, less current portion	—	4
Program contracts payable, less current portion	1	2
Other long-term liabilities	3	4
Total liabilities	$24	$72

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $129 million and $127 million as of June 30, 2022 and December 31, 2021, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2022, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in the our loss of voting control over DSIH. We hold substantially all of the equity of DSIH and provides certain management and general and administrative services to DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support. We are also party to an A/R facility held by DSIH which had an outstanding balance of approximately $193 million as of June 30, 2022. See Note Receivable within Note 3. Other Assets. The amounts drawn under the A/R facility represent our maximum loss exposure.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $182 million and $175 million as of June 30, 2022 and December 31, 2021, respectively, and are included in other assets in our consolidated balance sheets. See Note 3. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other (expense) income, net, respectively, in our consolidated statements of operations. We recorded gains of $5 million and $25 million for the three and six months ended June 30, 2022, respectively, and recorded losses of $7 million and 12 million for the three and six months ended June 30, 2021, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2022, respectively, and $1 million and $2 million for the three and six months ended June 30, 2021, respectively. For further information, see Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively. We incurred expenses of less than $0.1 million and $0.2 million for three and six months ended June 30, 2021, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the "Cunningham Stations"). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 9. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of June 30, 2022, we have jointly and severally, unconditionally, and irrevocably guaranteed $35 million of Cunningham's debt, of which $6 million, net of $0.1 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $59 million and $58 million as of June 30, 2022 and December 31, 2021, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2022 and December 31, 2021, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $1 million and $4 million for the three and six months ended June 30, 2022, respectively, and $3 million and $5 million for the three and six months ended June 30, 2021, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between May 2023 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $37 million and $71 million for the three and six months ended June 30, 2022, respectively, and $36 million and $72 million for the three and six months ended June 30, 2021, respectively, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 3% on each anniversary and expires in November 2024.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for all of the three and six months ended June 30, 2022 and 2021.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, we account for our equity interest in DSIH as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2022 is $75 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next five years. Pursuant to this agreement, the Broadcast segment recorded $10 million and $38 million of revenue for the three and six months ended June 30, 2022, respectively, of which $24 million for the six months ended June 30, 2022 was eliminated in consolidation prior to the Deconsolidation. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $2 million and $3 million during the three and six months ended June 30, 2022, respectively.

Note receivable. We received payments totaling $10 million and $60 million from DSPV during the three and six months ended June 30, 2022, respectively, and funded an additional $40 million during both the three and six months ended June 30, 2022 related to the note receivable associated with the A/R facility.

During three and six months ended June 30, 2022 we recorded revenue of $4 million and $5 million, respectively, within other related to certain other transactions between DSIH and the Company.

Other equity method investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which we provide certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million for the six months ended June 30, 2022 and $1 million and $2 million for the three and six months ended June 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the six months ended June 30, 2022 and $16 million and $24 million for the three and six months ended June 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million for the six months ended June 30, 2022 and $6 million and $9 million for the three and six months ended June 30, 2021, respectively.

Sports Programming Rights

Affiliates of six professional teams have non-controlling equity interests in certain of DSIH's RSNs. DSIH paid $61 million, net of rebates, for the six months ended June 30, 2022 and $138 million and $258 million for the three and six months ended June 30, 2021, respectively, under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith. Frederick Smith is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.1 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, consisting of salary and bonus, and was granted 2,239 shares of restricted stock, vesting over two years, during the six months ended June 30, 2021. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson. Donald Thompson is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended June 30, 2022 and 2021 and $0.1 million for both the six months ended June 30, 2022 and 2021, consisting of salary and bonus. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley. Christopher Ripley is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for both the three months ended June 30, 2022 and 2021 and $0.1 million for both the six months ended June 30, 2022 and 2021, consisting of salary, and was granted 302 shares of restricted stock, vesting over two years, during the six months ended June 30, 2022.

Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2022 and 2021 and $0.4 million for both the six months ended June 30, 2022 and 2021, consisting of salary and bonus. J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2022 and 2021 and $0.4 million for both the six months ended June 30, 2022 and 2021, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the carrying value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Investments in equity securities	$5	$5	$5	$5
Deferred compensation assets	40	40	48	48
Deferred compensation liabilities	33	33	38	38
STG:
Money market funds	326	326	265	265
DSG (a):
Money market funds	—	—	101	101
Level 2:
Investments in equity securities (b)	59	59	114	114
STG (c):
5.875% Senior Notes due 2026 (d)	—	—	348	357
5.500% Senior Notes due 2030	500	375	500	489
5.125% Senior Notes due 2027 (e)	282	240	400	391
4.125% Senior Secured Notes due 2030	750	595	750	712
Term Loan B-1, due January 3, 2024 (d)	—	—	379	373
Term Loan B-2, due September 30, 2026	1,264	1,150	1,271	1,239
Term Loan B-3, due April 1, 2028	733	674	736	722
Term Loan B-4, due April 21, 2029 (d)	750	690	—	—
DSG (a) (c):
12.750% Senior Secured Notes due 2026	—	—	31	17
6.625% Senior Unsecured Notes due 2027	—	—	1,744	490
5.375% Senior Secured Notes due 2026	—	—	3,050	1,525
Term Loan, due August 24, 2026	—	—	3,226	1,484
Debt of variable interest entities (c)	9	9	9	9
Debt of non-media subsidiaries (c)	17	17	17	17
Level 3:
Investments in equity securities (f)	152	152	282	282

(a)The debt of DSG, a wholly-owned subsidiary of DSIH, was deconsolidated from our balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(b)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $60 million and $158 million as of June 30, 2022 and December 31, 2021, respectively.
(d)In April 2022, STG raised Term B-4 Loans in an aggregate principal amount of $750 million, the proceeds of which were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. See Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.
(e)During three months ended June 30, 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during three months ended June 30, 2022 were canceled immediately following their acquisition. See Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.
(f)On November 18, 2020, we entered into a commercial agreement with Bally's Corporation ("Bally's") and received warrants and options to acquire common equity in the business. During the three and six months ended June 30, 2022 we recorded fair value adjustment losses of $74 million and $130 million, respectively, and during the three and six months ended June 30, 2021 we recorded a fair value adjustment loss of $51 million and a gain of $52 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 12% and 16% discount for lack of marketability ("DLOM") as of June 30, 2022 and December 31, 2021, respectively. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 12% and 16% as of June 30, 2022 and December 31, 2021, respectively. There are certain restrictions surrounding the sale and ownership of common stock and we have agreed not to sell any shares beneficially owned prior to the first anniversary of the agreement. We are also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2022 and 2021 (in millions):

Options and Warrants
Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Fair value at March 31, 2022	$226	Fair value at December 31, 2021	$282
Measurement adjustments	(74)	Measurement adjustments	(130)
Fair value at June 30, 2022	$152	Fair value at June 30, 2022	$152

Options and Warrants
Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Fair value at March 31, 2021	$435	Fair value at December 31, 2020	$332
Measurement adjustments	(51)	Measurement adjustments	52
Fair value at June 30, 2021	$384	Fair value at June 30, 2021	$384

12.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the Bank Credit Agreement, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes (collectively, the Notes are referred to as the "STG Notes"). Our Class A Common Stock and Class B Common Stock as of June 30, 2022, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under the STG Notes. As of June 30, 2022, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,276 million included $4,260 million related to STG and its subsidiaries of which we guaranteed $4,227 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$32	$344	$1	$43	$—	$420
Accounts receivable, net	—	—	548	55	3	606
Other current assets	14	41	321	18	(55)	339
Total current assets	46	385	870	116	(52)	1,365

Property and equipment, net	1	31	655	49	(23)	713

Investment in equity of consolidated subsidiaries	902	3,153	—	—	(4,055)	—
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,019	46	(33)	1,032
Other long-term assets	480	922	417	1,292	(2,010)	1,101
Total assets	$1,429	$4,491	$5,178	$1,524	$(6,173)	$6,449

Accounts payable and accrued liabilities	$—	$75	$326	$14	$(1)	$414
Current portion of long-term debt	—	28	6	10	(1)	43
Other current liabilities	2	4	126	82	(54)	160
Total current liabilities	2	107	458	106	(56)	617

Long-term debt	—	4,190	27	375	(359)	4,233
Other long-term liabilities	721	56	1,544	323	(1,874)	770
Total liabilities	723	4,353	2,029	804	(2,289)	5,620

Redeemable noncontrolling interests	—	—	—	187	—	187
Total Sinclair Broadcast Group equity	706	138	3,149	600	(3,887)	706
Noncontrolling interests in consolidated subsidiaries	—	—	—	(67)	3	(64)
Total liabilities, redeemable noncontrolling interests, and equity	$1,429	$4,491	$5,178	$1,524	$(6,173)	$6,449

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2021
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$2	$316	$2	$496	$—	$816
Accounts receivable, net	—	—	649	596	—	1,245
Other current assets	10	82	293	136	(111)	410
Total current assets	12	398	944	1,228	(111)	2,471

Property and equipment, net	1	31	664	161	(24)	833

Investment in equity of consolidated subsidiaries	451	3,448	—	—	(3,899)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,105	4,019	(36)	5,088
Other long-term assets	331	1,956	427	1,853	(2,659)	1,908
Total assets	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

Accounts payable and accrued liabilities	$31	$85	$295	$279	$(35)	$655
Current portion of long-term debt	—	20	5	45	(1)	69
Other current liabilities	2	6	155	392	(77)	478
Total current liabilities	33	111	455	716	(113)	1,202

Long-term debt	915	4,317	33	8,488	(1,482)	12,271
Investment in deficit of consolidated subsidiaries	1,605	—	—	—	(1,605)	—
Other long-term liabilities	12	69	1,426	468	(1,398)	577
Total liabilities	2,565	4,497	1,914	9,672	(4,598)	14,050

Redeemable noncontrolling interests	—	—	—	197	—	197
Total Sinclair Broadcast Group (deficit) equity	(1,770)	1,336	3,443	(2,644)	(2,135)	(1,770)
Noncontrolling interests in consolidated subsidiaries	—	—	—	60	4	64
Total liabilities, redeemable noncontrolling interests, and equity	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$11	$820	$46	$(40)	$837

Media programming and production expenses	—	2	383	36	(18)	403
Selling, general and administrative expenses	3	38	206	6	(20)	233
Depreciation, amortization and other operating expenses	1	1	84	12	(4)	94
Total operating expenses	4	41	673	54	(42)	730

Operating (loss) income	(4)	(30)	147	(8)	2	107

Equity in (loss) earnings of consolidated subsidiaries	(12)	119	—	—	(107)	—
Interest expense	—	(53)	—	(4)	3	(54)
Other income (expense)	6	(2)	—	(103)	—	(99)
Total other (expense) income	(6)	64	—	(107)	(104)	(153)

Income tax (provision) benefit	(1)	10	(27)	58	—	40
Net (loss) income	(11)	44	120	(57)	(102)	(6)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Net (loss) income attributable to Sinclair Broadcast Group	$(11)	$44	$120	$(62)	$(102)	$(11)
Comprehensive (loss) income	$(11)	$44	$120	$(57)	$(102)	$(6)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$28	$744	$886	$(46)	$1,612

Media programming and production expenses	—	1	359	999	(14)	1,345
Selling, general and administrative expenses	4	32	173	91	(30)	270
Depreciation, amortization and other operating expenses	—	2	85	90	(2)	175
Total operating expenses	4	35	617	1,180	(46)	1,790

Operating (loss) income	(4)	(7)	127	(294)	—	(178)

Equity in (loss) earnings of consolidated subsidiaries	(243)	116	—	—	127	—
Interest expense	(4)	(50)	—	(113)	7	(160)
Other (expense) income	(83)	9	(10)	29	(4)	(59)
Total other (expense) income	(330)	75	(10)	(84)	130	(219)

Income tax benefit	2	22	—	45	—	69
Net (loss) income	(332)	90	117	(333)	130	(328)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Net loss attributable to the noncontrolling interests	—	—	—	1	—	1
Net (loss) income attributable to Sinclair Broadcast Group	$(332)	$90	$117	$(337)	$130	$(332)
Comprehensive (loss) income	$(332)	$90	$117	$(336)	$130	$(331)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$40	$1,611	$577	$(103)	$2,125

Media programming and production expenses	—	2	745	448	(34)	1,161
Selling, general and administrative expenses	6	86	405	69	(66)	500
Gain on deconsolidation of subsidiary	(3,357)	—	—	—	—	(3,357)
Depreciation, amortization and other operating expenses	1	3	168	82	(6)	248
Total operating (gains) expenses	(3,350)	91	1,318	599	(106)	(1,448)

Operating income (loss)	3,350	(51)	293	(22)	3	3,573

Equity in (loss) earnings of consolidated subsidiaries	(50)	219	—	—	(169)	—
Interest expense	(4)	(97)	(1)	(79)	12	(169)
Other income (expense)	10	(1)	3	(153)	(6)	(147)
Total other (expense) income	(44)	121	2	(232)	(163)	(316)

Income tax (provision) benefit	(730)	30	(74)	127	—	(647)
Net income (loss)	2,576	100	221	(127)	(160)	2,610
Net income attributable to the redeemable noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to the noncontrolling interests	—	—	—	(25)	—	(25)
Net income (loss) attributable to Sinclair Broadcast Group	$2,576	$100	$221	$(161)	$(160)	$2,576
Comprehensive income (loss)	$2,576	$100	$221	$(124)	$(160)	$2,613

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$55	$1,449	$1,704	$(85)	$3,123

Media programming and production expenses	—	2	707	1,683	(24)	2,368
Selling, general and administrative expenses	7	90	339	165	(57)	544
Depreciation, amortization and other operating expenses	—	4	159	195	(4)	354
Total operating expenses	7	96	1,205	2,043	(85)	3,266

Operating (loss) income	(7)	(41)	244	(339)	—	(143)

Equity in (loss) earnings of consolidated subsidiaries	(288)	204	—	—	84	—
Interest expense	(7)	(92)	(1)	(224)	13	(311)
Other (expense) income	(63)	14	(22)	152	(7)	74
Total other (expense) income	(358)	126	(23)	(72)	90	(237)

Income tax benefit (provision)	21	29	(15)	43	—	78
Net (loss) income	(344)	114	206	(368)	90	(302)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to the noncontrolling interests	—	—	—	(33)	—	(33)
Net (loss) income attributable to Sinclair Broadcast Group	$(344)	$114	$206	$(410)	$90	$(344)
Comprehensive (loss) income	$(344)	$114	$206	$(363)	$90	$(297)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(111)	$(96)	$616	$(206)	$4	$207

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of property and equipment	—	(2)	(43)	(2)	2	(45)
Spectrum repack reimbursements	—	—	2	—	—	2
Proceeds from the sale of assets	—	—	5	4	—	9
Deconsolidation of subsidiary cash	—	—	—	(315)	—	(315)
Purchases of investments	(44)	(1)	(3)	(13)	—	(61)
Distributions from investments	60	—	10	11	—	81
Net cash flows from (used in) investing activities	16	(3)	(29)	(315)	2	(329)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	728	—	—	—	728
Repayments of notes payable, commercial bank financing and finance leases	—	(841)	(3)	(1)	—	(845)
Repurchase of outstanding Class A Common Stock	(104)	—	—	—	—	(104)
Dividends paid on Class A and Class B Common Stock	(36)	—	—	—	—	(36)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	269	248	(585)	74	(6)	—
Other, net	(4)	(8)	—	—	—	(12)
Net cash flows from (used in) financing activities	125	127	(588)	65	(6)	(277)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	30	28	(1)	(456)	—	(399)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	2	316	2	499	—	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$32	$344	$1	$43	$—	$420

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(11)	$(72)	$337	$(268)	$2	$(12)

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	—	(27)	(13)	2	(38)
Spectrum repack reimbursements	—	—	18	—	—	18
Proceeds from the sale of assets	—	—	30	9	—	39
Purchases of investments	(6)	(10)	(25)	(123)	—	(164)
Other, net	—	—	(3)	7	—	4
Net cash flows used in investing activities	(6)	(10)	(7)	(120)	2	(141)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	341	—	16	—	357
Repayments of notes payable, commercial bank financing and finance leases	—	(352)	(3)	(30)	—	(385)
Dividends paid on Class A and Class B Common Stock	(30)	—	—	—	—	(30)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(4)	—	(4)
Distributions to noncontrolling interests, net	—	—	—	(50)	—	(50)
Distributions to redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	62	173	(324)	93	(4)	—
Other, net	(15)	(1)	—	(8)	—	(24)
Net cash flows from (used in) financing activities	17	161	(327)	12	(4)	(141)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	79	3	(376)	—	(294)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$537	$3	$428	$—	$968

13.              SUBSEQUENT EVENTS:

In August 2022, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on September 15, 2022 to holders of record at the close of business on September 1, 2022.

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
•the need to reimburse Distributors affiliation fees related to canceled tennis tournaments;
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
•the potential effects of COVID-19 on our workforce, suppliers and advertisers including the impact in our operations because employees either contract COVID-19 or leave the workforce, increased health care cost, increased wages due to wage inflation and an inability to attract and retain a quality workforce;
•the potential effects of COVID-19 on the economy, including increased inflation, that may cause a reduction in consumer spending; and
•cybersecurity and operational risks as a result of work-from-home arrangements.

Industry risks

•The business conditions of our advertisers, particularly in the political, automotive and service categories;
•the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;
•subscriber churn due to the impact of technological changes, the proliferation of over-the-top ("OTT") direct to consumer platforms, and economic conditions on consumers desire to pay for subscription services;
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
•our ability to successfully implement and monetize our own content management system designed to provide our viewers significantly improved content via the internet and other digital platforms;
•our ability to successfully renegotiate retransmission consent and distribution agreements for our existing and acquired businesses with favorable terms;
•the ability of stations which we consolidate, but do not negotiate on their behalf, to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements and comply with laws and regulations that apply to them;
•our ability to renew our FCC licenses;
•our ability to obtain FCC approval for any future acquisitions, as well as, in certain cases, customary antitrust clearance for any future acquisitions, as well as any other requests for FCC approval;
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
•the activities of our competitors;
•acts of violence or war, such as the war in Ukraine, and other geopolitical events;

•natural disasters and pandemics that impact our employees, Distributors, advertisers, suppliers, stations and networks; and
•cybersecurity incidents, data privacy, and other information technology failures have, and in the future, may, adversely affect us and disrupt our operations.

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

Summary of Significant Events — financial events during the three months ended June 30, 2022 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2022.

Summary of Significant Events

Transactions
•In May 2022, we sold certain assets of Ring of Honor Entertainment, including the wrestling promotion’s extensive video library dating back to 2002, brand assets, intellectual property, production equipment, and more, to an affiliate of All Elite Wrestling.

Content and Distribution
•In April 2022, we announced that we and Charter Communications, Inc. reached a comprehensive distribution agreement for continued carriage of our owned local broadcast stations and Tennis Channel.
•In June 2022, we announced that our free over-the-air national multicast television networks, COMET, CHARGE! and TBD, will add, by September, over 13 million new TV households to their existing footprints.

Environmental, Social, and Governance
•In April 2022, we nominated the renowned Dr. Ben Carson, an experienced board director, former United States Presidential primary candidate and former Secretary of the U.S. Department of Housing and Urban Development, for election to our Board of Directors, as we continue to seek to add diversity to our leadership. In June 2022, Dr. Carson was elected to our Board of Directors.
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
•In April 2022, we launched "Sinclair Green: Battery Recycling," a promotional campaign which ran throughout the month, in conjunction with Earth Month, encouraging our employees and viewers to recycle household batteries at a Batteries Plus location or through their local municipality. In addition, we began a pilot program to reduce the amount of batteries we use and to recycle our battery waste.

•In April 2022, we raised over $215,000, including a $50,000 donation from Sinclair, through "Sinclair Cares: Ukraine Relief," a fundraising partnership with Global Red Cross to help with their humanitarian relief efforts in Ukraine and neighboring countries.
•In April 2022, our television stations were honored with a total of six National Headliner Awards, including top honors in the Public Service and Health/Science categories.
•In May 2022, we announced that our newsrooms received a total of 22 Regional Edward R. Murrow awards, including WGME/Portland, which was honored with the award for Overall Excellence, as well as an award for WCIV/Charleston's podcast Unsolved Carolina, which focuses on true crime, unsolved mysteries and cold cases in the local area and beyond, the first time Sinclair's podcast content has been honored with a Murrow award.
•In June 2022, we launched Sinclair Cares: Summer Hunger Relief, which raised approximately $180,000, including $25,000 from Sinclair, helping provide approximately 1.8 million meals to children and families across the U.S.
•In July 2022, we announced that we awarded $50,000 in tuition assistance as part of our annual Diversity Scholarship program, aiming to invest in the future of the broadcast industry while helping students from diverse backgrounds. The program, started in 2013, was expanded nationally this year.
•To date in 2022, our newsrooms have won a total of 240 journalism awards.

NEXTGEN TV
•In April 2022, we and USSI Global announced a partnership to offer the nation’s first commercial datacasting service using the NextGen Broadcast standard ("ATSC 3.0"). The pilot program will deliver local content, advertising, and data files to the rapidly growing Electric Vehicle Charging station market.
•In August 2022, we announced that we entered into Memorandums of Understanding (MOUs) with two top Korean broadcast networks - Korean Broadcast Systems (KBS) and Munhwa Broadcasting Corp (MBC) - to collaborate on the development and implementation of NextGen broadcast models and technology in both the U.S. and Korea.
•In 2022, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in our ten additional markets below. This brings the total number of our markets in which NEXTGEN TV has been deployed to 32:

Month	Market	Number of Stations	Company Stations
January 2022	Green Bay, WI	5	WLUK-TV (FOX), WCWF (CW)
March 2022	West Palm Beach, FL	5	WPEC (CBS), WWHB-CD (Azteca)
March 2022	Charleston, SC	5	WCIV (ABC)
March 2022	Flint, MI	5	WSMH (FOX), WEYI-TV(a) (NBC), WBSF(a) (CW)
March 2022	Albany, NY	5	WRGB (CBS), WCWN (CW)
April 2022	Richmond-Petersburg, VA	7	WRLH-TV (FOX)
April 2022	Omaha, NE	5	KPTM (FOX), KXVO(b) (TBD)
June 2022	Greenville, SC	5	WLOS (ABC), WMYA(b) (MNT)
June 2022	Fresno / Visalia, CA	5	KMPH-TV (FOX), KFRE-TV (CW)
June 2022	San Antonio, TX	4	KABB (FOX), WOAI (NBC), KMYS(a) (DABL)

(a)The license and programming assets for these stations are currently owned by a third party. We provide certain non-programming related sales, operational, and administrative services to these stations pursuant to service agreements, such as JSAs and SSAs.
(b)The license assets for these stations are currently owned by a third party. We provide programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.

Financing, Capital Allocation, and Shareholder Returns
•For the six months ended June 30, 2022, we repurchased approximately four million shares of Class A Common Stock for $104 million. As of August 4, 2022, we repurchased an additional 489,051 shares of Class A Common Stock, for $10 million since June 30, 2022. The shares were repurchased under an SEC Rule 10b5-1 plan.
•In April 2022, we amended the Bank Credit Agreement to raise Term B-4 Loans in the amount of $750 million in order to refinance all outstanding Term B-1 loans and to redeem STG’s outstanding 5.875% Senior Notes due 2026. The amendment also extended the maturity of $612.5 million of revolving commitments to April 21, 2027.

•During the three months ended June 30, 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million.
•In May 2022 and August 2022, we declared a quarterly cash dividend of $0.25 per share, an increase of 25% over 2021 dividends.

Other Events
•In May 2022, Ryan Moore was named as Chief Revenue Officer/SVP of Digital Sales and Sports and Scott Ehrlich was named to the newly created position of Chief Innovation Officer.
•In June 2022, at our Annual Shareholders' Meeting, our shareholders elected the nine nominated Directors, ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2022, approved our 2022 Stock Incentive Plan, and approved the amendment to the our Amended and Restated Articles of Incorporation to provide for the exculpation of directors and officers.

RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. For the quarter ended June 30, 2022, we have one reportable segment, "broadcast," that is disclosed separately from our other and corporate activities. Prior to the Deconsolidation, we had two reportable segments, "broadcast" and "local sports," that were disclosed separately from our other and corporate activities.

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

The operating results of our local sports segment were subject to usual cyclical fluctuations based on the timing and overlap of the Major League Baseball ("MLB"), NBA, and NHL seasons. Usually, the second and third quarter operating results were higher than the first and fourth quarter operating results.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Media revenues	$831	$1,600	$2,106	$3,097
Non-media revenues	6	12	19	26
Total revenues	837	1,612	2,125	3,123
Media programming and production expenses	403	1,345	1,161	2,368
Media selling, general and administrative expenses	195	234	415	447
Depreciation and amortization expenses	67	147	188	300
Amortization of program contract costs	21	22	46	45
Non-media expenses	10	14	23	31
Corporate general and administrative expenses	38	36	85	97
Gain on deconsolidation of subsidiary	—	—	(3,357)	—
Gain on asset dispositions and other, net of impairment	(4)	(8)	(9)	(22)
Operating income (loss)	$107	$(178)	$3,573	$(143)
Net (loss) income attributable to Sinclair Broadcast Group	$(11)	$(332)	$2,576	$(344)

The Impact of COVID-19 on our Results of Operations

Overview

As of June 30, 2022, the national state of emergency related to COVID-19 is still in effect, though states have reopened their economies at various levels and various timing and COVID-19 vaccinations are available. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2022	2021		2022	2021
Revenue:
Distribution revenue	$385	$363	6%	$777	$724	7%
Advertising revenue	316	280	13%	598	547	9%
Other media revenues (a)	31	44	(30)%	78	81	(4)%
Media revenues	$732	$687	7%	$1,453	$1,352	7%

Operating Expenses:
Media programming and production expenses	$347	$331	5%	$697	$668	4%
Media selling, general and administrative expenses (b)	156	144	8%	312	285	9%
Depreciation and amortization expenses	60	64	(6)%	120	126	(5)%
Amortization of program contract costs	18	17	6%	38	38	—%
Corporate general and administrative expenses	33	29	14%	76	84	(10)%
Gain on asset dispositions and other, net of impairment	—	(3)	(100)%	(5)	(17)	(71)%
Operating income	$118	$105	12%	$215	$168	28%

(a)Includes $1 million and $25 million for three and six months ended June 30, 2022, respectively, and $27 million and $54 million for the three and six months ended June 30, 2021, respectively, of intercompany revenue related to certain services provided to other and local sports, prior to the Deconsolidation, under management services agreements, which was eliminated in consolidation, and $10 million and $15 million of revenue for the three and six months ended June 30, 2022, respectively, for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $21 million and $37 million for the three and six months ended June 30, 2022, respectively, of intercompany expense related to certain services provided to broadcast from other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $22 million and $53 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue increased $36 million and $51 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in political advertising revenue of $49 million for the three-month period and $62 million for the six-month period, as 2022 is a political year, compared to 2021 which was a non-political year, partially offset by a decrease to various advertising categories, primarily automotive and services.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Local news	40%	36%	37%	34%
Syndicated/Other programming	27%	30%	27%	29%
Network programming	24%	26%	23%	25%
Sports programming	5%	5%	10%	9%
Paid programming	4%	3%	3%	3%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2022	2021	2022	2021
ABC	40	34%	32%	33%	31%
FOX	56	22%	23%	22%	24%
CBS	31	19%	19%	20%	20%
NBC	25	15%	13%	15%	13%
CW	46	5%	6%	5%	6%
MNT	40	4%	5%	4%	5%
Other (a)	397	1%	2%	1%	1%
Total	635

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Grit, Me TV, Rewind, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. Other media revenue decreased $13 million for the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $16 million decrease in revenue from the local sports segment and other related to providing certain services under a management services agreement. Other media revenue decreased $3 million for the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $14 million decrease in revenue from the local sports segment and other related to providing certain services under a management services agreement, partially offset by an $8 million increase related to revenue recognized under the Bally's commercial agreement that we began performing on in the second quarter of 2021.

Expenses

Media programming and production expenses. Media programming and production expenses increased $16 million for the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $13 million increase in fees pursuant to network affiliation agreements. Media programming and production expenses increased $29 million for the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $27 million increase in fees pursuant to network affiliation agreements.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $12 million for the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $9 million increase in third-party fulfillment costs from our digital business and a $7 million increase in information technology costs, partially offset by a $4 million decrease in employment related costs. Media selling, general and administrative expenses increased $27 million for the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to an

$18 million increase in third-party fulfillment costs from our digital business, a $13 million increase in information technology costs, and a $2 million increase in national sales commissions, partially offset by $8 million in FCC penalties incurred by several consolidated VIEs that was recorded in our consolidated financial statements for the six months ended June 30, 2021, as discussed in Note 6. Commitments and Contingencies within the Consolidated Financial Statements.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $4 million and $6 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to assets retired during 2022 and 2021.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and six months ended June 30, 2022 we recorded gains of $1 million and $2 million, respectively, and for the three and six months ended June 30, 2021, we recorded gains of $4 million and $18 million, respectively, related to reimbursements from the spectrum repack. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion. For the six months ended June 30, 2022, we recorded a gain on asset disposition of $3 million related to the sale of assets of one our stations. For the six months ended June 30, 2021, we recorded a gain on asset disposition of $12 million related to the sale of two stations and a loss of $12 million, primarily related to the write-down of the carrying value of assets of one of our stations to approximate the estimated selling price.

LOCAL SPORTS SEGMENT

Our local sports segment reflected the results of our Bally RSNs, Marquee, and a minority interest in the YES Network prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. The Bally RSNs, Marquee, and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2022	2021		2022	2021
Revenue:	(b)			(b)
Distribution revenue	$—	$666	n/m	$433	$1,364	n/m
Advertising revenue	—	162	n/m	44	227	n/m
Other media revenue	—	10	n/m	5	15	n/m
Media revenue	$—	$838	n/m	$482	$1,606	n/m

Operating Expenses:
Media programming and production expenses	$—	$968	n/m	$376	$1,625	n/m
Media selling, general and administrative expenses (a)	—	77	n/m	55	142	n/m
Depreciation and amortization expenses	—	78	n/m	54	162	n/m
Corporate general and administrative	—	3	n/m	1	6	n/m
Operating loss (a)	$—	$(288)	n/m	$(4)	$(329)	n/m
Income from equity method investments	$—	$10	n/m	$10	$23	n/m

n/m - not meaningful
(a)Includes $24 million for the six months ended June 30, 2022 and $27 million and $53 million for the three and six months ended June 30, 2021, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.
(b)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

The decrease in the revenue and expense items noted above for the six months ended June 30, 2022, when compared to the same period in the prior year, was primarily due to the Deconsolidation, as our current period results include only two months of activity, all of which occurred in the first quarter of 2022, due to the Deconsolidation, versus a full period of activity in the prior year, therefore the periods are not comparable. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion.

Media revenue. Media revenue was nil for the three months ended June 30, 2022, due to the Deconsolidation, $482 million for the six months ended June 30, 2022, and $838 million and $1,606 million for the three and six months ended June 30, 2021, respectively, and is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from Distributors for the right to distribute the RSNs and advertising revenue is primarily generated from sales of commercial time within the RSN's programming.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. Media programming and production expenses were nil for the three months ended June 30, 2022, due to the Deconsolidation, $376 million for the six months ended June 30, 2022, and $968 million and $1,625 million for the three and six months ended June 30, 2021, respectively.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were nil for the three months ended June 30, 2022, due to the Deconsolidation, $55 million for the six months ended June 30, 2022, and $77 million and $142 million for the three and six months ended June 30, 2021, respectively, and are primarily related to management service agreement fees, employee compensation, advertising expenses, and consulting fees.

Depreciation and amortization expenses. Depreciation and amortization expenses were nil for the three months ended June 30, 2022, due to the Deconsolidation, $54 million for the six months ended June 30, 2022, and $78 million and $162 million for the three and six months ended June 30, 2021, respectively, and are primarily related to the depreciation of definite-lived assets and other assets.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity method investments was nil for the three months ended June 30, 2022, due to the Deconsolidation. For the six months ended June 30, 2022, income from equity method investments was $10 million and for the three and six months ended June 30, 2021 was $10 million and $23 million, respectively, and is primarily related to our investment in the YES Network.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2022	2021		2022	2021
Revenue:
Distribution revenue	$45	$49	(8)%	$93	$99	(6)%
Advertising revenue	70	54	30%	138	94	47%
Other media revenues	5	4	25%	9	6	50%
Media revenues (a)	$120	$107	12%	$240	$199	21%
Non-media revenues (b)	$11	$13	(15)%	$25	$29	(14)%

Operating Expenses:
Media expenses (c)	$119	$92	29%	$208	$156	33%
Non-media expenses (d)	$13	$14	(7)%	$27	$32	(16)%
Gain on asset dispositions and other, net of impairment	$(4)	$(5)	(20)%	$(4)	$(5)	(20)%
Operating (loss) income	$(8)	$8	(200)%	$10	$24	(58)%
Income (loss) from equity method investments	$3	$(8)	(138)%	$5	$(12)	(142)%

(a)Media revenues for the three and six months ended June 30, 2022 include $22 million and $44 million, respectively, and for the three and six months ended June 30, 2021 include $4 million and $5 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media revenues for the three and six months ended June 30, 2022 include $5 million and $6 million, respectively, and for the three and six months ended June 30, 2021 include $2 million and $3 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(c)Media expenses for the three and six months ended June 30, 2022 include $3 million and $8 million, respectively, and for the three and six months ended June 30, 2021 include $4 million and $6 million, respectively, of intercompany expenses primarily related to certain services provided by the broadcast segment, which are eliminated in consolidation.
(d)Non-media expenses for the three and six months ended June 30, 2022 include $3 million and $4 million, respectively, and for both the three and six months ended June 30, 2021 include $1 million of intercompany expenses related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue increased $13 million and $41 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in advertising revenue related to our digital initiatives. Non-media revenue decreased $2 million and $4 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the sale of Triangle Sign & Service, LLC (Triangle) in the second quarter of 2021.

Expenses. Media expenses increased $27 million and $52 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to our digital sales initiatives. Non-media expenses decreased $1 million and $5 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the sale of Triangle in the second quarter of 2021.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2022	2021		2022	2021
Corporate general and administrative expenses	$38	$36	6%	$85	$97	(12)%
Gain on deconsolidation of subsidiary	$—	$—	n/m	$(3,357)	$—	n/m
Interest expense including amortization of debt discount and deferred financing costs	$54	$160	(66)%	$169	$311	(46)%
Other (expense) income, net	$(105)	$(61)	72%	$(165)	$63	(362)%
Income tax (provision) benefit	$40	$69	(42)%	$(647)	$78	(929)%
Net income attributable to the redeemable noncontrolling interests	$(5)	$(5)	—%	$(9)	$(9)	—%
Net loss (income) attributable to the noncontrolling interests	$—	$1	n/m	$(25)	$(33)	(24)%

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased in total by $2 million for the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $5 million increase in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 6. Commitments and Contingencies within the Consolidated Financial Statements, and a $2 million increase in information technology cost, partially offset by a $7 million decrease in employee compensation costs related to the reduction-in-force severance and termination benefits that occurred in the first quarter of 2021. Corporate general and administrative expenses decreased in total by $12 million for the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to a $20 million decrease in employee compensation costs related to the reduction-in-force severance and termination benefits that occurred in the first quarter of 2021, as well as compensation expense savings within the current period as a result of a reduction-in-force during the first quarter of 2021, partially offset by a $3 million increase in information technology costs and a $2 million increase in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 6. Commitments and Contingencies within the Consolidated Financial Statements

We expect corporate general and administrative expenses to remain flat in the third quarter of 2022 when compared to the second quarter of 2022.

Gain on deconsolidation of subsidiary. During the first quarter of 2022 we recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $106 million and $142 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to a decrease in DSG interest expense due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

We expect interest expense to increase in the third quarter of 2022 when compared to the second quarter of 2022.

Other (expense) income, net. Other expense increased by $44 million and $228 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to decreases in the fair value of certain investments recorded at fair value. See Note 3. Other Assets within the Consolidated Financial Statements for further information.

Income tax (provision) benefit. The effective tax rate for the three months ended June 30, 2022 was a provision of 85.2% as compared to a provision of 17.4% during the same period in 2021. The increase in the effective tax rate for the three months ended June 30, 2022, as compared to the same period in 2021, is primarily due to greater impact of 2022 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

The effective tax rate for the six months ended June 30, 2022 was a provision of 19.9% and materially in line with a provision of 20.6% during the same period in 2021.

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests remained flat during the three and six months ended June 30, 2022, when compared to the same periods in 2021.

Net loss (income) attributable to the noncontrolling interests. Net income attributable to the noncontrolling interests decreased $8 million during the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had net working capital of approximately $748 million, including $420 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of June 30, 2022, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2022, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2022.

On April 21, 2022, STG entered into the Fourth Amendment to the Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the Guarantors and the lenders and other parties thereto. Pursuant to the Fourth Amendment, STG raised the Term Loan B-4 in an aggregate principal amount of $750 million, which matures on April 21, 2029. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem the outstanding STG 5.875% Notes. In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025.

During the three months ended June 30, 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the three months ended June 30, 2022 were canceled immediately following their acquisition.

As of March 1, 2022, we no longer consolidate the debt of DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. As of June 30, 2022, our total debt, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, was $4,276 million, including current debt, due within the next 12 months, of $43 million.
Other than as a result of the Deconsolidation, there were no other material changes to our contractual cash obligations as of June 30, 2022.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash flows from (used in) operating activities	$137	$194	$207	$(12)

Cash flows used in investing activities:
Acquisition of property and equipment	$(24)	$(18)	$(45)	$(38)
Proceeds from the sale of assets	5	11	9	39
Purchases of investments	(56)	(115)	(61)	(164)
Deconsolidation of subsidiary cash	—	—	(315)	—
Distributions from investments	11	3	81	6
Spectrum repack reimbursements	1	4	2	18
Other, net	—	—	—	(2)
Net cash flows used in investing activities	$(63)	$(115)	$(329)	$(141)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$728	$351	$728	$357
Repayments of notes payable, commercial bank financing and finance leases	(838)	(359)	(845)	(385)
Dividends paid on Class A and Class B Common Stock	(18)	(15)	(36)	(30)
Repurchase of outstanding Class A Common Stock	(36)	—	(104)	—
Distributions to noncontrolling interests, net	(2)	(20)	(5)	(50)
Distributions to redeemable noncontrolling interests	—	(3)	—	(5)
Other, net	(9)	(10)	(15)	(28)
Net cash flows used in financing activities	$(175)	$(56)	$(277)	$(141)

Operating Activities

Net cash flows from operating activities decreased during the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to a partial period of cash collections from Distributors and advertisers as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Net cash flows from operating activities increased during the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to a partial period of payments for production and overhead costs, distributor rebate payments, and payments for sports rights as a result of the Deconsolidation, partially offset by the partial period of cash collections from Distributors and advertisers as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended June 30, 2022, when compared to the same period in 2021, primarily due to lower purchases of investments.

Net cash flows used in investing activities increased during the six months ended June 30, 2022, when compared to the same period in 2021, primarily due to the 2022 partial period due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, partially offset by increased distributions from investments and decreased purchases of investments.

Financing Activities

Net cash flows used in financing activities increased during the three and six months ended June 30, 2022, when compared to the same periods in 2021, primarily due to the repurchase of Class A Common Stock during the three and six months ended June 30, 2022, the redemption of STG's Term Loan B-1, the redemption of the STG 5.875% Notes, and the partial redemption of the STG 5.125% Notes, partially offset by the proceeds from the Term Loan B-4 issuance.

In May and August 2022, our Board of Directors declared a quarterly dividend of $0.25 per share, a 25% increase over 2021 dividends. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2022.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
04/01/22 - 04/30/22	899,342	$24.67	899,342	$728
05/01/22 - 05/31/22	171,648	$22.88	171,648	$724
06/01/22 - 06/30/22	514,844	$20.04	514,844	$714

(a)All repurchases were made in open-market transactions and were repurchased under an SEC Rule 10b5-1 plan.
(b)On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of June 30, 2022, the remaining authorization under the program was $714 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Fourth Amendment, dated as of April 21, 2022, to the Seventh Amended and Restated Credit Agreement by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2022).

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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended June 30, 2022 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2022.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)