Form 10-Q
period 2022-09-30
SINCLAIR BROADCAST GROUP INC
filed 2022-11-09
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	November 4, 2022
Class A Common Stock	45,850,774
Class B Common Stock	23,775,056

PART I. FINANCIAL INFORMATION

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$607	$816
Accounts receivable, net of allowance for doubtful accounts of $8 and $7, respectively	586	1,245
Income taxes receivable	171	152
Prepaid sports rights	—	85
Prepaid expenses and other current assets	199	173
Total current assets	1,563	2,471
Property and equipment, net	720	833
Operating lease assets	146	207
Deferred tax assets	—	293
Restricted cash	—	3
Goodwill	2,088	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	464	3,904
Other definite-lived intangible assets, net	525	1,184
Other assets	949	1,408
Total assets (a)	$6,605	$12,541

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$412	$655
Current portion of notes payable, finance leases, and commercial bank financing	43	69
Current portion of operating lease liabilities	23	35
Current portion of program contracts payable	102	97
Other current liabilities	108	346
Total current liabilities	688	1,202
Notes payable, finance leases, and commercial bank financing, less current portion	4,226	12,271
Operating lease liabilities, less current portion	156	205
Program contracts payable, less current portion	12	21
Deferred tax liabilities	465	—
Other long-term liabilities	228	351
Total liabilities (a)	5,775	14,050
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	190	197
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 46,073,926 and 49,314,303 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	623	691
Retained earnings (accumulated deficit)	84	(2,460)
Accumulated other comprehensive loss	(2)	(2)
Total Sinclair Broadcast Group shareholders’ equity (deficit)	706	(1,770)
Noncontrolling interests	(66)	64
Total equity (deficit)	640	(1,706)
Total liabilities, redeemable noncontrolling interests, and equity	$6,605	$12,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of September 30, 2022 and December 31, 2021 include total assets of variable interest entities ("VIE") of $113 million and $217 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of September 30, 2022 and December 31, 2021 include total liabilities of VIEs of $18 million and $62 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 9. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Media revenues	$836	$1,526	$2,942	$4,623
Non-media revenues	7	9	26	35
Total revenues	843	1,535	2,968	4,658

OPERATING EXPENSES:
Media programming and production expenses	396	1,022	1,557	3,390
Media selling, general and administrative expenses	190	228	605	675
Amortization of program contract costs	22	22	68	67
Non-media expenses	12	11	35	42
Depreciation of property and equipment	24	28	76	84
Corporate general and administrative expenses	30	35	115	132
Amortization of definite-lived intangible assets	43	120	179	364
Gain on deconsolidation of subsidiary	—	—	(3,357)	—
Gain on asset dispositions and other, net of impairment	(28)	(4)	(37)	(26)
Total operating expenses (gains)	689	1,462	(759)	4,728
Operating income (loss)	154	73	3,727	(70)

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(59)	(155)	(228)	(466)
Gain on extinguishment of debt	—	—	3	—
Income from equity method investments	33	12	48	23
Other income (expense), net	10	(4)	(155)	59
Total other expense, net	(16)	(147)	(332)	(384)
Income (loss) before income taxes	138	(74)	3,395	(454)
INCOME TAX (PROVISION) BENEFIT	(109)	91	(756)	169
NET INCOME (LOSS)	29	17	2,639	(285)
Net income attributable to the redeemable noncontrolling interests	(5)	(4)	(14)	(13)
Net (income) loss attributable to the noncontrolling interests	(3)	6	(28)	(27)
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$21	$19	$2,597	$(325)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings (loss) per share	$0.32	$0.25	$36.59	$(4.33)
Diluted earnings (loss) per share	$0.32	$0.25	$36.59	$(4.33)
Basic weighted average common shares outstanding (in thousands)	69,907	75,472	70,981	75,068
Diluted weighted average common and common equivalent shares outstanding (in thousands)	69,907	75,516	70,985	75,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$29	$17	$2,639	$(285)
Share of other comprehensive income of equity method investments	—	1	3	6
Comprehensive income (loss)	29	18	2,642	(279)
Comprehensive income attributable to the redeemable noncontrolling interests	(5)	(4)	(14)	(13)
Comprehensive (income) loss attributable to the noncontrolling interests	(3)	6	(28)	(27)
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$21	$20	$2,600	$(319)

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Nine Months Ended September 30, 2022
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	—	(53)	—	—	(53)
Repurchases of Class A Common Stock	—	(4,547,370)	—	—	—	(114)	—	—	—	(114)
Class A Common Stock issued pursuant to employee benefit plans	—	1,306,993	—	—	—	46	—	—	—	46
Distributions to noncontrolling interests	(5)	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	3	—	3
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	14	—	—	—	—	—	2,597	—	28	2,625
BALANCE, September 30, 2022	$190	46,073,926	$1	23,775,056	$—	$623	$84	$(2)	$(66)	$640

	Three Months Ended September 30, 2022
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases of Class A Common Stock	—	(489,051)	—	—	—	(10)	—	—	—	(10)
Class A Common Stock issued pursuant to employee benefit plans	—	92,431	—	—	—	5	—	—	—	5
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	—	(5)	(5)
Net income	5	—	—	—	—	—	21	—	3	24
BALANCE, September 30, 2022	$190	46,073,926	$1	23,775,056	$—	$623	$84	$(2)	$(66)	$640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,639	$(285)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of sports programming rights	326	1,912
Amortization of definite-lived intangible and other assets	179	364
Depreciation of property and equipment	76	84
Amortization of program contract costs	68	67
Stock-based compensation	46	52
Deferred tax provision (benefit)	759	(92)
Gain on asset dispositions and other, net of impairment	(10)	(24)
Gain on deconsolidation of subsidiary	(3,357)	—
Income from equity method investments	(48)	(23)
Loss (income) from investments	144	(55)
Distributions from investments	74	27
Sports programming rights payments	(325)	(1,338)
Rebate payments to distributors	(15)	(202)
Gain on extinguishment of debt	(3)	—
Change in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
Decrease (increase) in accounts receivable	48	(116)
Increase in prepaid expenses and other current assets	(95)	(130)
Increase in accounts payable and accrued and other current liabilities	49	80
Net change in net income taxes payable/receivable	(19)	(42)
Decrease in program contracts payable	(78)	(77)
Other, net	—	33
Net cash flows from operating activities	458	235
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(74)	(62)
Spectrum repack reimbursements	3	22
Proceeds from sale of assets	9	43
Deconsolidation of subsidiary cash	(315)	—
Purchases of investments	(67)	(244)
Distributions from investments	90	11
Other, net	2	(1)
Net cash flows used in investing activities	(352)	(231)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	728	357
Repayments of notes payable, commercial bank financing and finance leases	(854)	(400)
Repurchase of outstanding Class A Common Stock	(114)	—
Dividends paid on Class A and Class B Common Stock	(53)	(46)
Dividends paid on redeemable subsidiary preferred equity	(5)	(4)
Distributions to noncontrolling interests, net	(10)	(63)
Distributions to redeemable noncontrolling interests	—	(5)
Other, net	(10)	(44)
Net cash flows used in financing activities	(318)	(205)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(212)	(201)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	819	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$607	$1,061

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

For the quarter ended September 30, 2022, we had one reportable segment for accounting purposes, broadcast. Prior to the Deconsolidation, as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 638 channels as of September 30, 2022. For the purpose of this report, these 185 stations and 638 channels are referred to as "our" stations and channels. The local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity (deficit) and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $9 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we received preferred shares in an investment valued at $6 million in exchange for an equivalent value of advertising spots.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2022	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$381	$—	$44	$—	$425
Advertising revenue	339	—	46	(11)	374
Other media, non-media, and intercompany revenues	33	—	13	(2)	44
Total revenues	$753	$—	$103	$(13)	$843

For the three months ended September 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$372	$633	$48	$—	$1,053
Advertising revenue	283	118	55	(10)	446
Other media, non-media, and intercompany revenues	46	8	14	(32)	36
Total revenues	$701	$759	$117	$(42)	$1,535

For the nine months ended September 30, 2022	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,158	$433	$137	$—	$1,728
Advertising revenue	937	44	184	(54)	1,111
Other media, non-media, and intercompany revenues	111	5	47	(34)	129
Total revenues	$2,206	$482	$368	$(88)	$2,968

For the nine months ended September 30, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,096	$1,997	$147	$—	$3,240
Advertising revenue	830	345	149	(16)	1,308
Other media, non-media, and intercompany revenues	127	23	49	(89)	110
Total revenues	$2,053	$2,365	$345	$(105)	$4,658

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $244 million and $235 million as of September 30, 2022 and December 31, 2021, respectively, of which $149 million and $164 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the nine months ended September 30, 2022 and 2021, included in the deferred revenue balance as of December 31, 2021 and 2020, was $53 million and $38 million, respectively.

For the three months ended September 30, 2022, one customer accounted for 11% of our total revenues. For the nine months ended September 30, 2022, three customers accounted for 14%, 12%, and 11%, respectively, of our total revenues. For the three months ended September 30, 2021, three customers accounted for 19%, 17%, and 14%, respectively, of our total revenues. For the nine months ended September 30, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of our total revenues. As of September 30, 2022, two customers accounted for 11% and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2022 and 2021 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to interest expense carryforwards under the Internal Revenue Code (IRC) Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary book/tax basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three and nine months ended September 30, 2022, was greater than the statutory rate primarily due to an increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). Our effective income tax rate for the nine months ended September 30, 2022, approximated our statutory rate.

Our effective income tax rate for the three and nine months ended September 30, 2021 was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j), and a discrete benefit as a result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

We do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the nine months ended September 30, 2022, we repurchased approximately five million shares of Class A Common Stock for $114 million. As of September 30, 2022, the total remaining purchase authorization was $704 million. As of November 4, 2022, we repurchased an additional 0.3 million shares of Class A Common Stock, for $6 million since September 30, 2022. All shares were repurchased under an SEC Rule 10b5-1 plan.
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

In March 2016, the FCC began the repacking process associated with the auction, in which the FCC reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. As part of that process, we received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We recorded gains related to reimbursements for spectrum repack costs incurred of $1 million and $3 million for the three and nine months ended September 30, 2022, respectively, and $3 million and $22 million for the three and nine months ended September 30, 2021, respectively, which are included within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. Capital expenditures related to the spectrum repack were $0.1 million and $1 million for the three and nine months ended September 30, 2022, respectively, and $1 million and $10 million for the three and nine months ended September 30, 2021, respectively. The reimbursements we have received throughout this process have covered the majority of the expenses we incurred related to the repack.

3.              OTHER ASSETS:

Other assets as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	As of September 30, 2022	As of December 31, 2021
Equity method investments	$131	$517
Other investments	418	567
Note receivable	193	—
Post-retirement plan assets	39	50
Other	168	274
Total other assets	$949	$1,408

Equity Method Investments

We have a portfolio of investments, including an investment in the YES Network (prior to the Deconsolidation), our investment in DSIH (subsequent to the Deconsolidation), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the periods presented.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment, which was recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income or loss generated by the investment was included within income from equity method investments in our consolidated statements of operations. We recorded income of $10 million for the nine months ended September 30, 2022 and income of $10 million and $29 million for the three and nine months ended September 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the three and nine months ended September 30, 2022 we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of September 30, 2022 and December 31, 2021, we held $216 million and $402 million, respectively, in investments measured at fair value and $185 million and $147 million, respectively, in investments measured at NAV. We recognized a fair value adjustment gain of $4 million and loss of $157 million for the three and nine months ended September 30, 2022, respectively, and a fair value adjustment loss of $2 million and gain of $60 million for the three and nine months ended September 30, 2021, respectively, associated with these investments, which are reflected in other income (expense), net in our consolidated statements of operations. As of September 30, 2022 and December 31, 2021, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $92 million and $81 million, respectively.

Investments accounted for utilizing the measurement alternative were $17 million, net of $7 million of cumulative impairments, as of September 30, 2022, and $18 million, net of $7 million of cumulative impairments, as of December 31, 2021. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three and nine months ended September 30, 2022 or 2021.

Note Receivable

On November 5, 2021, we purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH, by making a payment to the lenders equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. The maximum facility limit availability under the A/R Facility is $400 million and has a maturity date of September 23, 2024. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer intercompany transactions and, therefore, are reflected in our consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. As of September 30, 2022, the note receivable due to the Company is approximately $193 million which is recorded within other assets in our consolidated balance sheets.
4.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly owned subsidiary of the Company, (the "Bank Credit Agreement") includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of September 30, 2022, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2022, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2022.

On April 21, 2022, STG entered into the Fourth Amendment (the "Fourth Amendment") to the Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the "Guarantors") and the lenders and other parties thereto.

Pursuant to the Fourth Amendment, STG raised Term B-4 Loans (as defined in the Bank Credit Agreement) in an aggregate principal amount of $750 million, which mature on April 21, 2029 (the "Term Loan B-4"). The Term Loan B-4 was issued at 97% of par and bears interest, at STG’s option, at Term Secured Overnight Financing Rate plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026 (the "STG 5.875% Notes"). In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025. For the nine months ended September 30, 2022, we capitalized an original issuance discount of $23 million associated with the issuance of the Term Loan B-4, which is reflected as a reduction to the outstanding debt balance and will be recognized as interest expense over the term of the outstanding debt utilizing the effective interest method. The balance of the Term Loan B-4 was $726 million, net of debt discount and deferred financing costs, as of September 30, 2022. We recognized a loss on extinguishment of $10 million for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we purchased $118 million aggregate principal amount of STG's 5.125% senior notes due 2027 (the "STG 5.125% Notes") in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the nine months ended September 30, 2022 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG 5.125% Notes of $13 million for the nine months ended September 30, 2022.

The debt of DSIH was deconsolidated from our balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million and $3 million as of September 30, 2022 and December 31, 2021, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $5 million and $6 million as of September 30, 2022 and December 31, 2021, respectively. See Note 10. Related Person Transactions.

Debt of variable interest entities and guarantees of third-party obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $35 million and $39 million of debt of certain third parties as of September 30, 2022 and December 31, 2021, respectively, of which $8 million and $9 million, net of deferred financing costs, related to consolidated VIEs is included in our consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. These guarantees primarily relate to the debt of Cunningham Broadcasting Corporation (Cunningham) as discussed under Cunningham Broadcasting Corporation within Note 10. Related Person Transactions. The credit agreements and term loans of these VIEs each bear interest of LIBOR plus 2.50%. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $108 million with annual escalations of 4% for the next eight years. We have determined that, as of September 30, 2022, it is not probable that we would have to perform under any of these guarantees.

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

Dividends that accrued to the Redeemable Subsidiary Preferred Equity for the three and nine months ended September 30, 2022 were $3 million and $9 million, respectively, and for the three and nine months ended September 30, 2021 were $4 million and $11 million, respectively, and are reflected in net income attributable to the redeemable controlling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 8.0%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. Dividends accrued during the three and nine months ended September 30, 2022 and both the three months ended September 30, 2021 and June 30, 2021 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

The balance of the Redeemable Subsidiary Preferred Equity, net of issuance costs, was $190 million and $181 million as of September 30, 2022 and December 31, 2021, respectively. The liquidation preference of the Redeemable Subsidiary Preferred Equity was $194 million and $185 million as of September 30, 2022 and December 31, 2021, respectively.

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

6.              COMMITMENTS AND CONTINGENCIES:

Other Liabilities

Prior to the Deconsolidation, other liabilities included certain fixed payment obligations which were payable through 2027. As of December 31, 2021, $32 million and $71 million were recorded within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets. We recorded interest expense of $1 million for the nine months ended September 30, 2022 and $2 million and $5 million for the three and nine months ended September 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Prior to the Deconsolidation, other liabilities included certain variable payment obligations which were payable through 2030. These contractual obligations were based upon the excess cash flow of certain Bally RSNs. As of December 31, 2021, $8 million and $23 million were recorded within other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets. We recorded measurement adjustment losses of $3 million for the nine months ended September 30, 2022 and $1 million and $4 million for the three and nine months ended September 30, 2021, respectively, which are reflected in other income (expense), net in our consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of September 30, 2022, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

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

7.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (Numerator)
Net income (loss)	$29	$17	$2,639	$(285)
Net income attributable to the redeemable noncontrolling interests	(5)	(4)	(14)	(13)
Net (income) loss attributable to the noncontrolling interests	(3)	6	(28)	(27)
Numerator for basic and diluted earnings (loss) per common share available to common shareholders	$21	$19	$2,597	$(325)

Shares (Denominator)
Basic weighted-average common shares outstanding	69,907	75,472	70,981	75,068
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	44	4	—
Diluted weighted-average common and common equivalent shares outstanding	69,907	75,516	70,985	75,068

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,645	1,670	3,278	1,629

8.              SEGMENT DATA:

During the period ended September 30, 2022, we measured segment performance based on operating income (loss). For the quarter ended September 30, 2022, we had one reportable segment, broadcast. Prior to the Deconsolidation, we had two reportable segments, broadcast and local sports. Our broadcast segment provides free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our local sports segment provided viewers with live professional sports content and included our Bally RSNs, Marquee, and our investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and other non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters and shared services locations. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2022	Broadcast	Local sports	Other & Corporate		Eliminations	Consolidated
Assets	$4,609	$—	$1,999	(e)	$(3)	$6,605

For the three months ended September 30, 2022	Broadcast		Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$753	(b)	$—	$103	$(13)	(a)	$843
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60		—	7	—		67
Amortization of program contract costs	17		—	5	—		22
Corporate general and administrative expenses	17		—	13	—		30
Gain on asset dispositions and other, net of impairment	(7)		—	(21)	—		(28)
Operating income	152		—	5	(3)		154
Interest expense including amortization of debt discount and deferred financing costs	—		—	61	(2)		59
Income from equity method investments	—		—	33	—		33

For the three months ended September 30, 2021	Broadcast	Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$701	$759	$117	$(42)	(a)	$1,535
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	61	79	9	(1)		148
Amortization of sports programming rights	—	531	—	—		531
Amortization of program contract costs	18	—	4	—		22
Corporate general and administrative expenses	30	2	3	—		35
(Gain) loss on asset dispositions and other, net of impairment	(6)	—	2	—		(4)
Operating income (loss)	126	(39)	(12)	(2)		73
Interest expense including amortization of debt discount and deferred financing costs	1	109	48	(3)		155
Income from equity method investments	—	12	—	—		12

For the nine months ended September 30, 2022	Broadcast		Local sports	Other & Corporate		Eliminations		Consolidated
Revenue	$2,206	(b)	$482	$368		$(88)	(a)	$2,968
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	180		54	23		(2)		255
Amortization of sports programming rights	—		326	—		—		326
Amortization of program contract costs	55		—	13		—		68
Corporate general and administrative expenses	93		1	21		—		115
Gain on deconsolidation of subsidiary	—		—	(3,357)	(c)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(12)		—	(25)		—		(37)
Operating income (loss)	367		(4)	3,364		—		3,727
Interest expense including amortization of debt discount and deferred financing costs	2		72	164		(10)		228
Income from equity method investments	—		10	38		—		48

For the nine months ended September 30, 2021	Broadcast	Local sports (d)	Other & Corporate	Eliminations		Consolidated
Revenue	$2,053	$2,365	$345	$(105)	(a)	$4,658
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	187	241	23	(3)		448
Amortization of sports programming rights	—	1,912	—	—		1,912
Amortization of program contract costs	56	—	11	—		67
Corporate general and administrative expenses	114	8	10	—		132
Gain on asset dispositions and other, net of impairment	(23)	—	(3)	—		(26)
Operating income (loss)	294	(368)	5	(1)		(70)
Interest expense including amortization of debt discount and deferred financing costs	3	327	144	(8)		466
Income (loss) from equity method investments	—	35	(12)	—		23

(a)Includes $1 million and $26 million for the three and nine months ended September 30, 2022, respectively, and $28 million and $82 million for the three and nine months ended September 30, 2021, respectively, of revenue for services provided by broadcast to local sports and other; and $8 million and $51 million for the three and nine months ended September 30, 2022, respectively, of revenue for services provided by other to broadcast, which are eliminated in consolidation.
(b)Includes $12 million and $27 million for the three and nine months ended September 30, 2022, respectively, of revenue for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$43
Accounts receivable, net	45	83
Prepaid sports rights	—	2
Other current assets	4	4
Total current assets	49	132

Property and equipment, net	7	17
Operating lease assets	—	5
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	42	47
Other assets	—	1
Total assets	$113	$217

LIABILITIES
Current liabilities:
Other current liabilities	$22	$62

Long-term liabilities:
Operating lease liabilities, less current portion	—	4
Program contracts payable, less current portion	1	2
Other long-term liabilities	3	4
Total liabilities	$26	$72

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $129 million and $127 million as of September 30, 2022 and December 31, 2021, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2022, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in our loss of voting control over DSIH. We hold substantially all of the equity of DSIH and provide certain management and general and administrative services to DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support. We are also party to an A/R facility held by DSIH which had an outstanding balance of approximately $193 million as of September 30, 2022. See Note Receivable within Note 3. Other Assets. The amounts drawn under the A/R facility represent our maximum loss exposure.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $186 million and $175 million as of September 30, 2022 and December 31, 2021, respectively, and are included in other assets in our consolidated balance sheets. See Note 3. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded gains of $33 million and $58 million for the three and nine months ended September 30, 2022, respectively, and gains of $32 million and $20 million for the three and nine months ended September 30, 2021, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2022, respectively, and $1 million and $4 million for the three and nine months ended September 30, 2021, respectively. For further information, see Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. We incurred expenses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; and KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah (collectively, the "Cunningham Stations"). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 9. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. As of September 30, 2022, we have jointly and severally, unconditionally, and irrevocably guaranteed $33 million of Cunningham's debt, of which $6 million, net of less than $0.1 million deferred financing costs, relates to the Cunningham VIEs that we consolidate.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $60 million and $58 million as of September 30, 2022 and December 31, 2021, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2022 and December 31, 2021, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million and $7 million for the three and nine months ended September 30, 2022, respectively, and $3 million and $8 million for the three and nine months ended September 30, 2021, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between May 2023 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $40 million and $111 million for the three and nine months ended September 30, 2022, respectively, and $35 million and $107 million for the three and nine months ended September 30, 2021, respectively, related to the Cunningham Stations.

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

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for all of the three and nine months ended September 30, 2022 and 2021.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, we accounted for our equity interest in DSIH as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2022 is $75 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next five years. Pursuant to this agreement, the Broadcast segment recorded $11 million and $49 million of revenue for the three and nine months ended September 30, 2022, respectively, of which $24 million for the nine months ended September 30, 2022 was eliminated in consolidation prior to the Deconsolidation. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $2 million and $5 million during the three and nine months ended September 30, 2022, respectively.

Note receivable. We received payments totaling $60 million from DSPV during the nine months ended September 30, 2022 and funded an additional $40 million during the nine months ended September 30, 2022 related to the note receivable associated with the A/R facility.

During the three and nine months ended September 30, 2022 we recorded revenue of $5 million and $10 million, respectively, within other related to certain other transactions between DSIH and the Company.

Other equity method investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which we provide certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million for the nine months ended September 30, 2022 and $1 million and $4 million for the three and nine months ended September 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the nine months ended September 30, 2022 and $13 million and $37 million for the three and nine months ended September 30, 2021, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million for the nine months ended September 30, 2022 and $5 million and $15 million for the three and nine months ended September 30, 2021, respectively.

Sports Programming Rights

Affiliates of six professional teams have non-controlling equity interests in certain of DSIH's RSNs. DSIH paid $61 million, net of rebates, for the nine months ended September 30, 2022 and $118 million and $377 million for the three and nine months ended September 30, 2021, respectively, under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith. Frederick Smith is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, consisting of salary and bonus, and was granted 2,239 shares of restricted stock, vesting over two years, during the nine months ended September 30, 2021. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson. Donald Thompson is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2022 and 2021 and $0.1 million for both the nine months ended September 30, 2022 and 2021, consisting of salary and bonus. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley. Christopher Ripley is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for both the three months ended September 30, 2022 and 2021 and $0.1 million for both the nine months ended September 30, 2022 and 2021, consisting of salary, and was granted 302 shares of restricted stock, vesting over two years, during the nine months ended September 30, 2022.

Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. Frederick Smith received total compensation of $0.2 million for both the three months ended September 30, 2022 and 2021 and $0.6 million for both the nine months ended September 30, 2022 and 2021, consisting of salary and bonus. J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. J. Duncan Smith received total compensation of $0.2 million for both the three months ended September 30, 2022 and 2021 and $0.6 million for both the nine months ended September 30, 2022 and 2021, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2022		As of December 31, 2021
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	$5	$5	$5	$5
Deferred compensation assets	38	38	48	48
Deferred compensation liabilities	32	32	38	38
STG:
Money market funds	467	467	265	265
DSG (a):
Money market funds	—	—	101	101
Level 2:
Investments in equity securities (b)	59	59	114	114
STG (c):
5.875% Senior Notes due 2026 (d)	—	—	348	357
5.500% Senior Notes due 2030	500	359	500	489
5.125% Senior Notes due 2027 (e)	282	233	400	391
4.125% Senior Secured Notes due 2030	750	565	750	712
Term Loan B-1, due January 3, 2024 (d)	—	—	379	373
Term Loan B-2, due September 30, 2026	1,261	1,188	1,271	1,239
Term Loan B-3, due April 1, 2028	731	683	736	722
Term Loan B-4, due April 21, 2029 (d)	748	703	—	—
DSG (a) (c):
12.750% Senior Secured Notes due 2026	—	—	31	17
6.625% Senior Unsecured Notes due 2027	—	—	1,744	490
5.375% Senior Secured Notes due 2026	—	—	3,050	1,525
Term Loan, due August 24, 2026	—	—	3,226	1,484
Debt of variable interest entities (c)	8	8	9	9
Debt of non-media subsidiaries (c)	16	16	17	17
Level 3:
Investments in equity securities (f)	152	152	282	282

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
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $58 million and $158 million as of September 30, 2022 and December 31, 2021, respectively.
(d)In April 2022, STG raised Term B-4 Loans in an aggregate principal amount of $750 million, the proceeds of which were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. See Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.
(e)During the nine months ended September 30, 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the nine months ended September 30, 2022 were canceled immediately following their acquisition. See Note 4. Notes Payable, Finance Leases, and Commercial Bank Financing.
(f)On November 18, 2020, we entered into a commercial agreement with Bally's Corporation ("Bally's") and received warrants and options to acquire common equity in the business. During the three and nine months ended September 30, 2022 we recorded fair value adjustment losses of $0.2 million and $130 million, respectively, and during the three and nine months ended September 30, 2021 we recorded a fair value adjustment loss of $30 million and a gain of $22 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 12% and 16% discount for lack of marketability ("DLOM") as of September 30, 2022 and December 31, 2021, respectively. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 12% and 16% as of September 30, 2022 and December 31, 2021, respectively. There are certain restrictions surrounding the sale and ownership of common stock and we have agreed not to sell any shares beneficially owned prior to the first anniversary of the agreement. We are also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2022 and 2021 (in millions):

Options and Warrants
Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Fair value at June 30, 2022	$152	Fair value at December 31, 2021	$282
Measurement adjustments	—	Measurement adjustments	(130)
Fair value at September 30, 2022	$152	Fair value at September 30, 2022	$152

Options and Warrants
Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Fair value at June 30, 2021	$384	Fair value at December 31, 2020	$332
Measurement adjustments	(30)	Measurement adjustments	22
Fair value at September 30, 2021	$354	Fair value at September 30, 2021	$354

12.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the Bank Credit Agreement, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes (collectively, the Notes are referred to as the "STG Notes"). Our Class A Common Stock and Class B Common Stock as of September 30, 2022, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under the STG Notes. As of September 30, 2022, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,269 million included $4,253 million related to STG and its subsidiaries of which we guaranteed $4,222 million.

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

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flows of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG, and the eliminations necessary to arrive at our information on a consolidated basis and are provided pursuant to the terms of certain of our debt agreements. Investments in the subsidiaries of SBG, STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG are presented in each column under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these condensed consolidating financial statements should be read in conjunction with the accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$33	$483	$1	$90	$—	$607
Accounts receivable, net	—	—	533	53	—	586
Other current assets	22	43	341	21	(57)	370
Total current assets	55	526	875	164	(57)	1,563

Property and equipment, net	1	32	661	48	(22)	720

Investment in equity of consolidated subsidiaries	851	3,090	—	—	(3,941)	—
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	977	44	(32)	989
Other long-term assets	546	917	392	1,141	(1,901)	1,095
Total assets	$1,453	$4,565	$5,122	$1,418	$(5,953)	$6,605

Accounts payable and accrued liabilities	$—	$92	$301	$20	$(1)	$412
Current portion of long-term debt	—	28	6	10	(1)	43
Other current liabilities	2	3	197	88	(57)	233
Total current liabilities	2	123	504	118	(59)	688

Long-term debt	—	4,185	25	378	(362)	4,226
Other long-term liabilities	745	55	1,507	318	(1,764)	861
Total liabilities	747	4,363	2,036	814	(2,185)	5,775

Redeemable noncontrolling interests	—	—	—	190	—	190
Total Sinclair Broadcast Group equity	706	202	3,086	483	(3,771)	706
Noncontrolling interests in consolidated subsidiaries	—	—	—	(69)	3	(66)
Total liabilities, redeemable noncontrolling interests, and equity	$1,453	$4,565	$5,122	$1,418	$(5,953)	$6,605

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2021
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$2	$316	$2	$496	$—	$816
Accounts receivable, net	—	—	649	596	—	1,245
Other current assets	10	82	293	136	(111)	410
Total current assets	12	398	944	1,228	(111)	2,471

Property and equipment, net	1	31	664	161	(24)	833

Investment in equity of consolidated subsidiaries	451	3,448	—	—	(3,899)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	1,105	4,019	(36)	5,088
Other long-term assets	331	1,956	427	1,853	(2,659)	1,908
Total assets	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

Accounts payable and accrued liabilities	$31	$85	$295	$279	$(35)	$655
Current portion of long-term debt	—	20	5	45	(1)	69
Other current liabilities	2	6	155	392	(77)	478
Total current liabilities	33	111	455	716	(113)	1,202

Long-term debt	915	4,317	33	8,488	(1,482)	12,271
Investment in deficit of consolidated subsidiaries	1,605	—	—	—	(1,605)	—
Other long-term liabilities	12	69	1,426	468	(1,398)	577
Total liabilities	2,565	4,497	1,914	9,672	(4,598)	14,050

Redeemable noncontrolling interests	—	—	—	197	—	197
Total Sinclair Broadcast Group (deficit) equity	(1,770)	1,336	3,443	(2,644)	(2,135)	(1,770)
Noncontrolling interests in consolidated subsidiaries	—	—	—	60	4	64
Total liabilities, redeemable noncontrolling interests, and equity	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$13	$813	$47	$(30)	$843

Media programming and production expenses	—	2	375	38	(19)	396
Selling, general and administrative expenses	15	23	185	3	(6)	220
Depreciation, amortization and other operating (gains) expenses	(9)	2	78	4	(2)	73
Total operating expenses	6	27	638	45	(27)	689

Operating (loss) income	(6)	(14)	175	2	(3)	154

Equity in earnings of consolidated subsidiaries	17	132	—	—	(149)	—
Interest expense	—	(58)	(1)	(3)	3	(59)
Other income	11	—	—	31	1	43
Total other income (expense)	28	74	(1)	28	(145)	(16)

Income tax (provision) benefit	(1)	14	(41)	(81)	—	(109)
Net income (loss)	21	74	133	(51)	(148)	29
Net income attributable to the redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to the noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Sinclair Broadcast Group	$21	$74	$133	$(59)	$(148)	$21
Comprehensive income (loss)	$21	$74	$133	$(51)	$(148)	$29

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$28	$758	$803	$(54)	$1,535

Media programming and production expenses	—	1	366	671	(16)	1,022
Selling, general and administrative expenses	3	33	176	87	(36)	263
Depreciation, amortization and other operating expenses	—	2	81	95	(1)	177
Total operating expenses	3	36	623	853	(53)	1,462

Operating (loss) income	(3)	(8)	135	(50)	(1)	73

Equity in earnings of consolidated subsidiaries	21	113	—	—	(134)	—
Interest expense	(3)	(43)	(1)	(113)	5	(155)
Other income (expense)	2	(3)	(2)	14	(3)	8
Total other income (expense)	20	67	(3)	(99)	(132)	(147)

Income tax benefit (provision)	2	9	(16)	96	—	91
Net income (loss)	19	68	116	(53)	(133)	17
Net income attributable to the redeemable noncontrolling interests	—	—	—	(4)	—	(4)
Net loss attributable to the noncontrolling interests	—	—	—	6	—	6
Net income (loss) attributable to Sinclair Broadcast Group	$19	$68	$116	$(51)	$(133)	$19
Comprehensive income (loss)	$19	$68	$116	$(52)	$(133)	$18

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$53	$2,424	$624	$(133)	$2,968

Media programming and production expenses	—	4	1,120	486	(53)	1,557
Selling, general and administrative expenses	21	109	590	72	(72)	720
Gain on deconsolidation of subsidiary	(3,357)	—	—	—	—	(3,357)
Depreciation, amortization and other operating (gains) expenses	(8)	5	246	86	(8)	321
Total operating (gains) expenses	(3,344)	118	1,956	644	(133)	(759)

Operating income (loss)	3,344	(65)	468	(20)	—	3,727

Equity in (loss) earnings of consolidated subsidiaries	(33)	351	—	—	(318)	—
Interest expense	(4)	(155)	(2)	(82)	15	(228)
Other income (expense)	21	(1)	3	(122)	(5)	(104)
Total other (expense) income	(16)	195	1	(204)	(308)	(332)

Income tax (provision) benefit	(731)	44	(115)	46	—	(756)
Net income (loss)	2,597	174	354	(178)	(308)	2,639
Net income attributable to the redeemable noncontrolling interests	—	—	—	(14)	—	(14)
Net income attributable to the noncontrolling interests	—	—	—	(28)	—	(28)
Net income (loss) attributable to Sinclair Broadcast Group	$2,597	$174	$354	$(220)	$(308)	$2,597
Comprehensive income (loss)	$2,597	$174	$354	$(175)	$(308)	$2,642

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$83	$2,207	$2,507	$(139)	$4,658

Media programming and production expenses	—	3	1,073	2,354	(40)	3,390
Selling, general and administrative expenses	10	123	515	252	(93)	807
Depreciation, amortization and other operating expenses	—	6	240	290	(5)	531
Total operating expenses	10	132	1,828	2,896	(138)	4,728

Operating (loss) income	(10)	(49)	379	(389)	(1)	(70)

Equity in (loss) earnings of consolidated subsidiaries	(267)	317	—	—	(50)	—
Interest expense	(10)	(135)	(2)	(337)	18	(466)
Other (expense) income	(61)	11	(24)	166	(10)	82
Total other (expense) income	(338)	193	(26)	(171)	(42)	(384)

Income tax benefit (provision)	23	38	(31)	139	—	169
Net (loss) income	(325)	182	322	(421)	(43)	(285)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(13)	—	(13)
Net income attributable to the noncontrolling interests	—	—	—	(27)	—	(27)
Net (loss) income attributable to Sinclair Broadcast Group	$(325)	$182	$322	$(461)	$(43)	$(325)
Comprehensive (loss) income	$(325)	$182	$322	$(415)	$(43)	$(279)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(91)	$(136)	$757	$(77)	$5	$458

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of property and equipment	—	(3)	(71)	(3)	3	(74)
Spectrum repack reimbursements	—	—	3	—	—	3
Proceeds from the sale of assets	—	—	5	4	—	9
Deconsolidation of subsidiary cash	—	—	—	(315)	—	(315)
Purchases of investments	(46)	(1)	(3)	(17)	—	(67)
Distributions from investments	60	—	10	20	—	90
Other, net	—	2	—	—	—	2
Net cash flows from (used in) investing activities	14	(2)	(56)	(311)	3	(352)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	728	—	—	—	728
Repayments of notes payable, commercial bank financing and finance leases	—	(848)	(4)	(2)	—	(854)
Repurchase of outstanding Class A Common Stock	(114)	—	—	—	—	(114)
Dividends paid on Class A and Class B Common Stock	(53)	—	—	—	—	(53)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(10)	—	(10)
Increase (decrease) in intercompany payables	277	433	(698)	(4)	(8)	—
Other, net	(2)	(8)	—	—	—	(10)
Net cash flows from (used in) financing activities	108	305	(702)	(21)	(8)	(318)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	31	167	(1)	(409)	—	(212)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	2	316	2	499	—	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$33	$483	$1	$90	$—	$607

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$8	$(100)	$317	$6	$4	$235

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	(1)	(48)	(15)	2	(62)
Spectrum repack reimbursements	—	—	22	—	—	22
Proceeds from the sale of assets	—	—	34	9	—	43
Purchases of investments	(7)	(12)	(40)	(185)	—	(244)
Distributions from investments	—	—	—	11	—	11
Other, net	—	—	(2)	1	—	(1)
Net cash flows used in investing activities	(7)	(13)	(34)	(179)	2	(231)

NET CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	341	—	16	—	357
Repayments of notes payable, commercial bank financing and finance leases	—	(356)	(5)	(39)	—	(400)
Dividends paid on Class A and Class B Common Stock	(46)	—	—	—	—	(46)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(4)	—	(4)
Distributions to noncontrolling interests, net	—	—	—	(63)	—	(63)
Distributions to redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	57	226	(268)	(9)	(6)	—
Other, net	(12)	(1)	—	(31)	—	(44)
Net cash flows (used in) from financing activities	(1)	210	(273)	(135)	(6)	(205)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	97	10	(308)	—	(201)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$555	$10	$496	$—	$1,061

13.              SUBSEQUENT EVENTS:

In November 2022, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on December 15, 2022 to holders of record at the close of business on December 1, 2022.

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
•the potential effects of COVID-19 on our workforce, suppliers and advertisers including the impact on our operations because employees either contract COVID-19 or leave the workforce, increased health care cost, increased wages due to wage inflation and an inability to attract and retain a quality workforce;
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
•our ability to maintain our affiliation and programming service agreements with our networks and program service providers and, at renewal, to successfully negotiate these agreements with favorable terms;
•our ability to generate synergies and leverage new revenue opportunities;
•changes in the makeup of the population in the areas where our stations are located;
•our ability to effectively respond to technology affecting our industry;
•our ability to deploy NEXTGEN TV nationwide, as well as monetize the associated technology;
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

Summary of Significant Events — financial events during the three months ended September 30, 2022 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three and nine months ended September 30, 2022 and 2021.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2022.

Summary of Significant Events

Content and Distribution
•In September 2022, our NewsON business, the nation's largest streaming service for local news content, added 13 CBS local stations to its platform, bringing its total station count to over 250 and its U.S. household coverage to 92%.
•In October 2022, we announced a broad, multi-platform creative partnership with Anthony Zuiker, the creator of the global hit franchise CSI: Crime Scene Investigation, to work with us in developing original programming and content across a range of formats and subjects.
•In October 2022, we announced a multi-year ABC network affiliation agreement with Disney Media & Entertainment Distribution for our stations and stations to which we provide sales and other services under joint sales agreements, together covering 30 markets.

Environmental, Social, and Governance
•In July 2022, we announced that we awarded $50,000 in tuition assistance as part of our annual Diversity Scholarship program, aiming to invest in the future of the broadcast industry while helping students from diverse backgrounds. The program, started in 2013, was expanded nationally this year.
•To date in 2022, our newsrooms have won a total of 275 journalism awards.

NEXTGEN TV
•In August 2022, we announced that we entered into Memorandums of Understanding with two top Korean broadcast networks - Korean Broadcast Systems and Munhwa Broadcasting Corp - to collaborate on the development and implementation of NextGen broadcast models and technology in both the U.S. and Korea.

•In 2022, we, in coordination with other broadcasters, and led by our joint venture, BitPath, have deployed NEXTGEN TV, powered by ATSC 3.0, in our 12 additional markets below. This brings the total number of our markets in which NEXTGEN TV has been deployed to 34:

Month	Market	Number of Stations	Company Stations
January 2022	Green Bay, WI	5	WLUK-TV (FOX), WCWF (CW)
March 2022	West Palm Beach, FL	5	WPEC (CBS), WWHB-CD (Azteca)
March 2022	Charleston, SC	5	WCIV (ABC)
March 2022	Flint, MI	5	WSMH (FOX), WEYI-TV(a) (NBC), WBSF(a) (CW)
March 2022	Albany, NY	5	WRGB (CBS), WCWN (CW)
April 2022	Richmond-Petersburg, VA	7	WRLH-TV (FOX)
April 2022	Omaha, NE	5	KPTM (FOX), KXVO(b) (TBD)
June 2022	Greenville, SC	5	WLOS (ABC), WMYA(b) (MNT)
June 2022	Fresno / Visalia, CA	5	KMPH-TV (FOX), KFRE-TV (CW)
June 2022	San Antonio, TX	4	KABB (FOX), WOAI (NBC), KMYS(a) (DABL)
September 2022	Roanoke / Lynchburg, VA	5	WSET-TV
October 2022	Wichita / Hutchinson, KS	7	KSAS-TV (Fox), KMTW(b) (DABL)

(a)The license and programming assets for these stations are currently owned by third parties. We provide certain non-programming related sales, operational, and administrative services to these stations pursuant to service agreements, such as JSAs and SSAs.
(b)The license assets for these stations are currently owned by third parties. We provide programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.

Financing, Capital Allocation, and Shareholder Returns
•For the nine months ended September 30, 2022, we repurchased approximately five million shares of Class A Common Stock for $114 million. As of November 4, 2022, we repurchased an additional 0.3 million shares of Class A Common Stock, for $6 million since September 30, 2022. The shares were repurchased under an SEC Rule 10b5-1 plan.
•In August 2022 and November 2022, we declared a quarterly cash dividend of $0.25 per share, an increase of 25% over 2021 dividends.

RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. For the quarter ended September 30, 2022, we have one reportable segment, "broadcast," that is disclosed separately from our other and corporate activities. Prior to the Deconsolidation, we had two reportable segments, "broadcast" and "local sports," that were disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Media revenues	$836	$1,526	$2,942	$4,623
Non-media revenues	7	9	26	35
Total revenues	843	1,535	2,968	4,658
Media programming and production expenses	396	1,022	1,557	3,390
Media selling, general and administrative expenses	190	228	605	675
Depreciation and amortization expenses	67	148	255	448
Amortization of program contract costs	22	22	68	67
Non-media expenses	12	11	35	42
Corporate general and administrative expenses	30	35	115	132
Gain on deconsolidation of subsidiary	—	—	(3,357)	—
Gain on asset dispositions and other, net of impairment	(28)	(4)	(37)	(26)
Operating income (loss)	$154	$73	$3,727	$(70)
Net income (loss) attributable to Sinclair Broadcast Group	$21	$19	$2,597	$(325)

The Impact of COVID-19 on our Results of Operations

Overview

As of September 30, 2022, the national state of emergency related to COVID-19 is still in effect, though states have reopened their economies at various levels and various timing and COVID-19 vaccinations are available. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

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

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2022	2021		2022	2021
Revenue:
Distribution revenue	$381	$372	2%	$1,158	$1,096	6%
Advertising revenue	339	283	20%	937	830	13%
Other media revenues (a)	33	46	(28)%	111	127	(13)%
Media revenues	$753	$701	7%	$2,206	$2,053	7%

Operating Expenses:
Media programming and production expenses	$352	$337	4%	$1,049	$1,005	4%
Media selling, general and administrative expenses (b)	162	135	20%	474	420	13%
Depreciation and amortization expenses	60	61	(2)%	180	187	(4)%
Amortization of program contract costs	17	18	(6)%	55	56	(2)%
Corporate general and administrative expenses	17	30	(43)%	93	114	(18)%
Gain on asset dispositions and other, net of impairment	(7)	(6)	17%	(12)	(23)	(48)%
Operating income	$152	$126	21%	$367	$294	25%

(a)Includes $1 million and $26 million for three and nine months ended September 30, 2022, respectively, and $28 million and $82 million for the three and nine months ended September 30, 2021, respectively, of intercompany revenue related to certain services provided to other and local sports, prior to the Deconsolidation, under management services agreements, which was eliminated in consolidation, and $12 million and $27 million of revenue for the three and nine months ended September 30, 2022, respectively, for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $8 million and $45 million for the three and nine months ended September 30, 2022, respectively, of intercompany expense related to certain services provided to broadcast from other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $9 million and $62 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue increased $56 million and $107 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in political advertising revenue of $77 million for the three-month period and $139 million for the nine-month period, as 2022 is a political year, compared to 2021 which was a non-political year, partially offset by a decrease to various advertising categories, primarily automotive and services.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Local news	39%	34%	38%	34%
Syndicated/Other programming	26%	27%	26%	27%
Network programming	22%	21%	22%	21%
Sports programming	10%	13%	10%	13%
Paid programming	3%	5%	4%	5%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2022	2021	2022	2021
ABC	40	29%	31%	31%	31%
FOX	55	23%	22%	23%	23%
CBS	31	19%	18%	19%	20%
NBC	25	18%	16%	17%	14%
CW	46	5%	6%	5%	6%
MNT	40	4%	5%	4%	5%
Other (a)	401	2%	2%	1%	1%
Total	638

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Azteca, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Grit, Me TV, Rewind, Stadium, TBD, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenue. Other media revenue decreased $13 million for the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to a $15 million decrease in revenue from the local sports segment and other related to providing certain services under a management services agreement. Other media revenue decreased $16 million for the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to a $29 million decrease in revenue from the local sports segment and other related to providing certain services under a management services agreement, partially offset by a $6 million increase related to revenue recognized under the Bally's commercial agreement that we began performing on in the second quarter of 2021.

Expenses

Media programming and production expenses. Media programming and production expenses increased $15 million and $44 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to a $12 million and $39 million, respectively, increase in fees pursuant to network affiliation agreements.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $27 million for the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to a $12 million increase in third-party fulfillment costs relating to our digital business, a $6 million increase in information technology costs, and a $3 million increase in national sales commissions. Media selling, general and administrative expenses increased $54 million for the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to a $28 million increase in third-party fulfillment costs relating to our digital business, an $18 million increase in information technology costs, and a $5 million increase in both national sales commissions and building repairs and maintenance expenses, respectively. The increases were partially offset by $8 million in FCC penalties incurred by several consolidated VIEs that was recorded in our consolidated financial statements for the nine months ended September 30, 2021, as discussed in Note 6. Commitments and Contingencies within the Consolidated Financial Statements.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $1 million and $7 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to assets retired during 2022 and 2021.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the three and nine months ended September 30, 2022, we recorded gains of $1 million and $3 million, respectively, and for the three and nine months ended September 30, 2021, we recorded gains of $3 million and $22 million, respectively, related to reimbursements from the spectrum repack. See Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion. For the nine months ended September 30, 2022, we recorded a gain of $3 million related to the sale of certain broadcast assets. For the three and nine months ended September 30, 2021, we recorded a gain of $4 million related to the sale of certain broadcast assets. For the nine months ended September 30, 2021, we recorded a gain of $12 million related to the sale of two stations and a loss of $12 million primarily related to the write-down of the carrying value of assets of one of our stations to approximate the estimated selling price.

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

The following table sets forth our revenue and expenses for our local sports segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2022	2021		2022	2021
Revenue:	(b)			(c)
Distribution revenue	$—	$633	n/m	$433	$1,997	n/m
Advertising revenue	—	118	n/m	44	345	n/m
Other media revenue	—	8	n/m	5	23	n/m
Media revenue	$—	$759	n/m	$482	$2,365	n/m

Operating Expenses:
Media programming and production expenses	$—	$638	n/m	$376	$2,263	n/m
Media selling, general and administrative expenses (a)	—	79	n/m	55	221	n/m
Depreciation and amortization expenses	—	79	n/m	54	241	n/m
Corporate general and administrative	—	2	n/m	1	8	n/m
Operating loss (a)	$—	$(39)	n/m	$(4)	$(368)	n/m
Income from equity method investments	$—	$12	n/m	$10	$35	n/m

n/m - not meaningful
(a)Includes $24 million for the nine months ended September 30, 2022 and $27 million and $80 million for the three and nine months ended September 30, 2021, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.
(b)There was no reportable activity in this period following the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.
(c)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

The decrease in the revenue and expense items noted above for the nine months ended September 30, 2022, when compared to the same period in the prior year, was primarily due to the Deconsolidation, as our current period results include only two months of activity, all of which occurred in the first quarter of 2022, due to the Deconsolidation, versus a full period of activity in the prior year, therefore the periods are not comparable. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion.

Media revenue. Media revenue was nil for the three months ended September 30, 2022, due to the Deconsolidation, $482 million for the nine months ended September 30, 2022, and $759 million and $2,365 million for the three and nine months ended September 30, 2021, respectively, and is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from Distributors for the right to distribute the RSNs and advertising revenue is primarily generated from sales of commercial time within the RSN's programming.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. Media programming and production expenses were nil for the three months ended September 30, 2022, due to the Deconsolidation, $376 million for the nine months ended September 30, 2022, and $638 million and $2,263 million for the three and nine months ended September 30, 2021, respectively.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses were nil for the three months ended September 30, 2022, due to the Deconsolidation, $55 million for the nine months ended September 30, 2022, and $79 million and $221 million for the three and nine months ended September 30, 2021, respectively, and are primarily related to management service agreement fees, employee compensation, advertising expenses, and consulting fees.

Depreciation and amortization expenses. Depreciation and amortization expenses were nil for the three months ended September 30, 2022, due to the Deconsolidation, $54 million for the nine months ended September 30, 2022, and $79 million and $241 million for the three and nine months ended September 30, 2021, respectively, and are primarily related to the depreciation of definite-lived assets and other assets.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Income from equity method investments. Income from equity method investments was nil for the three months ended September 30, 2022, due to the Deconsolidation, $10 million for the nine months ended September 30, 2022, and $12 million and $35 million for the three and nine months ended September 30, 2021, respectively, and is primarily related to our investment in the YES Network.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2022	2021		2022	2021
Revenue:
Distribution revenue	$44	$48	(8)%	$137	$147	(7)%
Advertising revenue	46	55	(16)%	184	149	23%
Other media revenues	5	3	67%	14	9	56%
Media revenues (a)	$95	$106	(10)%	$335	$305	10%
Non-media revenues (b)	$8	$11	(27)%	$33	$40	(18)%

Operating Expenses:
Media expenses (c)	$81	$99	(18)%	$289	$255	13%
Non-media expenses (d)	$13	$12	8%	$40	$44	(9)%
(Gain) loss on asset dispositions and other, net of impairment	$(11)	$2	n/m	$(15)	$(3)	n/m
Operating income (loss)	$8	$(9)	n/m	$18	$15	20%
Income (loss) from equity method investments	$33	$—	n/m	$38	$(12)	n/m

n/m - not meaningful
(a)Media revenues for the three and nine months ended September 30, 2022 include $8 million and $51 million, respectively, and for the three and nine months ended September 30, 2021 include $10 million and $15 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media revenues for the three and nine months ended September 30, 2022 include $1 million and $7 million, respectively, and for the three and nine months ended September 30, 2021 include $2 million and $5 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(c)Media expenses for the three and nine months ended September 30, 2022 include $1 million and $9 million, respectively, and for the three and nine months ended September 30, 2021 include $10 million and $16 million, respectively, of intercompany expenses primarily related to certain services provided by the broadcast segment, which are eliminated in consolidation.
(d)Non-media expenses for the three and nine months ended September 30, 2022 include $1 million and $5 million, respectively, and for the three and nine months ended September 30, 2021 include $1 million and $2 million, respectively, of intercompany expenses related to certain services and sales provided by the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue decreased $11 million for the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to a decrease in distribution revenue related to our owned networks. Media revenue increased $30 million for the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to an increase in advertising revenue related to our digital initiatives. Non-media revenue decreased $3 million and $7 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the sale of Triangle Sign & Service, LLC (Triangle) in the second quarter of 2021 and due to a decrease in broadcast equipment sales due to the winding down of the FCC's National Broadband Plan repack process.

Expenses. Media expenses decreased $18 million for the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to decreases in programming and production costs related to our owned networks. Media expenses increased $34 million for the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to our digital sales initiatives. Non-media expenses remained flat for the three months ended September 30, 2022, when compared to the same period in 2021. Non-media expenses decreased $4 million for the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to the sale of Triangle in the second quarter of 2021 .

Other Income/Expense. Gain on asset dispositions and other, net of impairment increased $13 million and $12 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to insurance proceeds received related to the cybersecurity incident that occurred in the fourth quarter of 2021. Income from equity method investments increased $33 million and $50 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the sale of one of our investments.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2022	2021		2022	2021
Corporate general and administrative expenses	$30	$35	(14)%	$115	$132	(13)%
Gain on deconsolidation of subsidiary	$—	$—	n/m	$(3,357)	$—	n/m
Interest expense including amortization of debt discount and deferred financing costs	$59	$155	(62)%	$228	$466	(51)%
Other income (expense), net	$10	$(4)	n/m	$(155)	$59	n/m
Income tax (provision) benefit	$(109)	$91	n/m	$(756)	$169	n/m
Net income attributable to the redeemable noncontrolling interests	$(5)	$(4)	25%	$(14)	$(13)	8%
Net (income) loss attributable to the noncontrolling interests	$(3)	$6	n/m	$(28)	$(27)	4%

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased in total by $5 million for the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to a $5 million decrease in legal, consulting, and regulatory costs.

Corporate general and administrative expenses decreased in total by $17 million for the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to a $21 million decrease in employee compensation costs related to the reduction-in-force severance and termination benefits that occurred in the first quarter of 2021, as well as compensation expense savings within the current period as a result of the reduction-in-force, partially offset by a $3 million increase in information technology costs.

We expect corporate general and administrative expenses to increase in the fourth quarter of 2022 when compared to the third quarter of 2022.

Gain on deconsolidation of subsidiary. During the first quarter of 2022 we recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $96 million and $238 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to a decrease in DSG interest expense due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

We expect interest expense to increase in the fourth quarter of 2022 when compared to the third quarter of 2022.

Other income (expense), net. Other income increased by $14 million for the three months ended September 30, 2022 and decreased by $214 million for the nine months ended September 30, 2022, when compared to the same periods in 2021, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 3. Other Assets within the Consolidated Financial Statements for further information.

Income tax (provision) benefit. The effective tax rate for the three months ended September 30, 2022, was a provision of 78.3% as compared to a benefit of 124.6% during the same period in 2021. The decrease in the effective tax rate for the three months ended September 30, 2022, as compared to the same period in 2021, is primarily due to the 2021 discrete benefit as a result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%, offset by the impact of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

The effective tax rate for the nine months ended September 30, 2022, was a provision of 22.3% as compared to a benefit of 37.3% during the same period in 2021. The decrease in the effective tax rate for the nine months ended September 30, 2022, as compared to the same period in 2021, is primarily due to the 2021 discrete benefit as a result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to pre-2018 years when the federal tax rate was 35%.

Net income attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests increased by $1 million during both the three and nine months ended September 30, 2022, when compared to the same periods in 2021.

Net (income) loss attributable to the noncontrolling interests. Net income attributable to the noncontrolling interests increased $9 million during the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. Net income attributable to the noncontrolling interests increased $1 million during the nine months ended September 30, 2022, when compared to the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had net working capital of approximately $875 million, including $607 million in cash and cash equivalent balances. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of September 30, 2022, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2022, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2022.

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

During the nine months ended September 30, 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the nine months ended September 30, 2022 were canceled immediately following their acquisition.

As of March 1, 2022, we no longer consolidate the debt of DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. As of September 30, 2022, our total debt, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, was $4,269 million, including current debt, due within the next 12 months, of $43 million.
During the nine months ended September 30, 2022, we entered into agreements which increased estimated contractual amounts owed for network programming rights by $1,085 million. Other than as a result of the Deconsolidation, there were no other material changes to our contractual cash obligations as of September 30, 2022.

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

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash flows from operating activities	$251	$247	$458	$235

Cash flows used in investing activities:
Acquisition of property and equipment	$(29)	$(24)	$(74)	$(62)
Proceeds from the sale of assets	—	4	9	43
Purchases of investments	(6)	(80)	(67)	(244)
Deconsolidation of subsidiary cash	—	—	(315)	—
Distributions from investments	9	5	90	11
Spectrum repack reimbursements	1	4	3	22
Other, net	2	1	2	(1)
Net cash flows used in investing activities	$(23)	$(90)	$(352)	$(231)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$728	$357
Repayments of notes payable, commercial bank financing and finance leases	(9)	(15)	(854)	(400)
Dividends paid on Class A and Class B Common Stock	(16)	(16)	(53)	(46)
Repurchase of outstanding Class A Common Stock	(10)	—	(114)	—
Distributions to noncontrolling interests, net	(5)	(13)	(10)	(63)
Other, net	(1)	(20)	(15)	(53)
Net cash flows used in financing activities	$(41)	$(64)	$(318)	$(205)

Operating Activities

Net cash flows from operating activities increased during the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to a partial period of payments for production and overhead costs, distributor rebate payments, and payments for sports rights as a result of the Deconsolidation, partially offset by the partial period of cash collections from Distributors and advertisers as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Net cash flows from operating activities increased during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to a partial period of payments for production and overhead costs, distributor rebate payments, and payments for sports rights as a result of the Deconsolidation, partially offset by the partial period of cash collections from Distributors and advertisers as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to lower purchases of investments.

Net cash flows used in investing activities increased during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to the 2022 partial period due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, partially offset by increased distributions from investments and decreased purchases of investments.

Financing Activities

Net cash flows used in financing activities decreased during the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to decreased distributions to noncontrolling interests, partially offset by the repurchase of Class A Common Stock during the three months ended September 30, 2022.

Net cash flows used in financing activities increased during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to the repurchase of Class A Common Stock during the nine months ended September 30, 2022, the redemption of STG's Term Loan B-1, the redemption of the STG 5.875% Notes, and the partial redemption of the STG 5.125% Notes, partially offset by the proceeds from the Term Loan B-4 issuance.

In August and November 2022, our Board of Directors declared a quarterly dividend of $0.25 per share, a 25% increase over 2021 dividends. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2022.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
07/01/22 - 07/31/22	422,018	$20.60	422,018	$705
08/01/22 - 08/31/22	67,033	$21.83	67,033	$704
09/01/22 - 09/30/22	—	$—	—	$—

(a)All repurchases were made in open-market transactions and were repurchased under an SEC Rule 10b5-1 plan.
(b)On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of September 30, 2022, the remaining authorization under the program was $704 million.

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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended September 30, 2022 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2022.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)