Form 10-K
period 2022-12-31
SINCLAIR BROADCAST GROUP INC
filed 2023-03-01
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At June 30, 2022, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $913 million based on the closing sales price of $20.40 on the NASDAQ stock market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding as of
Title of each class	February 27, 2023
Class A Common Stock	45,789,627
Class B Common Stock	23,775,056
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10,11,12,13, and 14) of this Annual Report on Form 10-K.  We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

SINCLAIR BROADCAST GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), and the U.S. Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. When we use words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or similar expressions, we are making forward-looking statements. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those listed below in summary form and as more fully described under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission ("SEC"), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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

The following is a summary of the material risks relating to our operations, our broadcast segment, and our debt.

•Our strategic acquisitions and investments could pose various risks and increase our leverage.
•If the rate of decline in the number of subscribers to multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors") services increases or these subscribers shift to other services or bundles that do not include our programming networks, there may be a material adverse effect on our revenues.
•We may not be able to renegotiate distribution agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated currently, or in the future, may require us to share revenue from distribution agreements with them.
•Further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.
•We face intense, wide-ranging competition for viewers and advertisers.
•Competition from other broadcasters or other content providers and changes in consumer behavior and technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.
•We depend on the appeal of our programming, which may be unpredictable, and increased programming costs may have a material negative effect on our business and our results of operations.
•The COVID-19 pandemic, or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on, or cause disruption to, our business or financial condition, results of operations and cash flows, the economy, our advertisers, viewership, Distributors, and their subscribers.
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
•Data privacy, data protection, and information security may require significant resources and present certain risks.
•The loss of key personnel, including talent, could disrupt the management or operations of our business and could have an adverse effect on our financial condition and results of operations.
•We could be adversely affected by labor disputes and legislation and other union activity.
•The effects of the economic environment could require us to record an asset impairment of goodwill, indefinite-lived and definite-lived intangible assets.

•Unrelated third parties may bring claims against us based on the nature and content of information posted on our linear programming, social platforms, and websites maintained by us.
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
•We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of the Federal Communication Commission's ("FCC") indecency, children's programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.
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
•The Smiths exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.
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
•The replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") may adversely affect interest expense related to outstanding debt.
•Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results.
•Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.
•A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt, and loss of assets securing our loans.
•Financial, economic, and geopolitical conditions may have an adverse impact on our industry, business, and results of operations or financial condition or those of our customers.
•Diamond Sports Group has announced that it is evaluating strategic alternatives.

PART I
ITEM 1.            BUSINESS

Sinclair Broadcast Group, Inc. ("SBG," the "Company," or sometimes referred to as "we" or "our") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platform, and, prior to the Deconsolidation (as defined below under Local Sports in this Item 1), regional and national sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and, prior to the Deconsolidation, college and professional sports. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage and/or operate technical and software services companies, research and development for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

We are a Maryland corporation founded in 1986. Our principal executive offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030. Our telephone number is (410) 568-1500 and our website address is www.sbgi.net. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Segments

As of December 31, 2022, we had one reportable segment for accounting purposes, broadcast. Prior to the Deconsolidation, we had two reportable segments for accounting purposes, broadcast and local sports. Our broadcast segment is comprised of our television stations, which are owned and/or operated by our wholly-owned subsidiary, Sinclair Television Group, Inc. ("STG") and its direct and indirect subsidiaries. Our local sports segment was comprised of our regional sports networks, which are owned and operated by our subsidiary, Diamond Sports Group, LLC ("DSG") and its direct and indirect subsidiaries. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within "other". Other is not a reportable segment but is included for reconciliation purposes. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Broadcast

As of December 31, 2022, our broadcast segment primarily consisted of our broadcast television stations. We own, provide programming and operating services pursuant to local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")) to 185 stations in 86 markets. These stations broadcast 636 channels, including 236 channels affiliated with primary networks or program service providers comprised of:  FOX (55), ABC (40), CBS (30), NBC (25), CW (46), and MyNetworkTV ("MNT") (40).  The other 400 channels broadcast programming from programming services including Antenna TV, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, GetTV, MeTV, Quest, Rewind, Stadium, TBD, TCN, Telemundo, This TV, UniMas, Univision, Weather, and two channels broadcasting independent programming. Solely for the purpose of this report, these 185 stations and 636 channels are referred to as “our” stations and channels, and the use of such term shall not be construed as an admission that we control such stations or channels. Refer to our Television Markets and Stations table later in this Item 1. for more information.

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

We are one of the nation's largest producers of local news. We produce more than 2,500 hours of news per week at 126 stations in 80 markets. For the year ended December 31, 2022, our stations were awarded with 290 journalism awards, including 24 regional and two National RTDNA Edward R. Murrow awards, and 74 regional Emmy awards.

Our broadcast segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from Distributors, which includes distributors that distribute multiple television channels through the internet without supplying their own data transport infrastructure; as well as other over-the-top ("OTT") distributors that deliver live and on-demand programming, for the right to distribute our channels on their distribution platforms. We also earn revenues by selling digital advertisements on third-party platforms, providing digital content to non-linear devices via websites, mobile, and social media advertisements, and providing digital marketing services. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience. We attract most of our national television advertisers through national marketing representation firms. Our local television advertisers are primarily attracted through the use of a local sales force at each of our television stations, which is comprised of approximately 520 marketing consultants and 70 local sales managers company-wide.

Our operating results are subject to cyclical fluctuations from political advertising. Political spending has been significantly higher in the even-number years due to the cyclicality of political elections. In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election. Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance. Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed on a national level as well as those within the local communities we serve. We believe political advertising will continue to be an important advertising category in our industry. Political advertising levels may increase further as political-activism, around social, political, economic, and environmental causes continues to draw attention and Political Action Committees ("PACs"), including so-called Super PACs, continue to increase spending.

Television Markets and Stations. As of December 31, 2022, our broadcast segment owns and operates or provides programming and/or sales and other shared services to television stations in the following 86 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, D.C.	8	6	WJLA, WDCO-CD, WIAV-CD	ABC
Seattle / Tacoma, WA	12	6	KOMO, KUNS	ABC
Minneapolis / St. Paul, MN	15	6	WUCW	CW
Portland, OR	22	7	KATU, KUNP	ABC
Raleigh / Durham, NC	23	7	WLFL, WRDC	CW, MNT
St. Louis, MO	24	4	KDNL	ABC
Pittsburgh, PA	26	7	WPGH, WPNT	FOX, MNT
Nashville, TN	27	10	WZTV, WUXP, WNAB(d)	FOX, MNT, CW
Baltimore, MD	28	8	WBFF, WNUV(c), WUTB(d)	FOX, CW, MNT
Salt Lake City, UT	29	10	KUTV, KMYU, KJZZ, KENV(d)	CBS, MNT, IND
San Antonio, TX	31	10	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Columbus, OH	32	9	WSYX, WWHO(d), WTTE(c)	ABC, CW, MNT, FOX
Austin, TX	35	2	KEYE	CBS
Cincinnati, OH	36	8	WKRC, WSTR(d)	CBS, MNT, CW
Asheville, NC / Greenville, SC	37	8	WLOS, WMYA(c)	ABC, MNT
Milwaukee, WI	38	4	WVTV	CW, MNT
West Palm Beach / Ft Pierce, FL	39	14	WPEC, WTVX, WTCN-CD, WWHB-CD	CBS, CW, MNT
Las Vegas, NV	40	9	KSNV, KVCW	NBC, CW, MNT
Grand Rapids / Kalamazoo / Battle Creek, MI	42	3	WWMT	CBS, CW
Harrisburg / Lancaster / Lebanon / York, PA	43	3	WHP	CBS, MNT, CW
Norfolk, VA	44	4	WTVZ	MNT
Birmingham / Tuscaloosa, AL	45	15	WBMA-LD, WTTO, WDBB(c), WABM	ABC, CW, MNT
Oklahoma City, OK	46	7	KOKH, KOCB	FOX, CW
Greensboro / High Point / Winston-Salem, NC	47	7	WXLV, WMYV	ABC, MNT
Providence, RI / New Bedford, MA	51	4	WJAR	NBC
Fresno / Visalia, CA	53	11	KMPH, KMPH-CD, KFRE	FOX, CW
Buffalo, NY	54	7	WUTV, WNYO	FOX, MNT
Richmond, VA	56	5	WRLH	FOX, MNT
Wilkes-Barre / Scranton, PA	57	11	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Mobile, AL / Pensacola, FL	58	12	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, MNT, IND
Albany, NY	59	6	WRGB, WCWN	CBS, CW
Little Rock / Pine Bluff, AR	60	5	KATV	ABC
Tulsa, OK	62	5	KTUL	ABC
Dayton, OH	64	8	WKEF, WRGT(d)	ABC, FOX, MNT
Spokane, WA	67	4	KLEW	CBS
Des Moines, IA	68	4	KDSM	FOX
Green Bay / Appleton, WI	69	8	WLUK, WCWF	FOX, CW
Wichita, KS	70	19	KSAS, KOCW, KAAS, KAAS-LD, KSAS-LD, KMTW(c)	FOX, MNT
Roanoke / Lynchburg, VA	71	4	WSET	ABC
Madison, WI	72	4	WMSN	FOX
Omaha, NE	73	7	KPTM, KXVO(c)	FOX , MNT, CW
Flint / Saginaw / Bay City, MI	74	11	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Columbia, SC	76	4	WACH	FOX
Rochester, NY	77	7	WHAM(d), WUHF	ABC, FOX, CW
Portland, ME	78	7	WPFO(d), WGME	FOX, CBS
Charleston / Huntington, WV	79	8	WCHS, WVAH(d)	ABC, FOX

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Toledo, OH	80	4	WNWO	NBC
Chattanooga, TN	84	7	WTVC, WFLI(d)	ABC, CW, FOX, MNT
Syracuse, NY	85	6	WTVH(d), WSTM	CBS, NBC, CW
Savannah, GA	87	5	WTGS	FOX
Charleston, SC	88	3	WCIV	MNT, ABC
Champaign / Springfield / Decatur, IL	90	17	WICS, WICD, WRSP(d), WCCU(d), WBUI(d)	ABC, FOX, CW
El Paso, TX	91	8	KFOX, KDBC	FOX, CBS, MNT
Cedar Rapids, IA	93	8	KGAN, KFXA(d)	CBS, FOX
Boise, ID	98	8	KBOI, KYUU-LD	CBS, CW Plus
South Bend-Elkhart, IN	99	3	WSBT	CBS, FOX
Myrtle Beach / Florence, SC	100	8	WPDE, WWMB(c)	ABC, CW
Tri-Cities, TN-VA	101	8	WEMT(d), WCYB	FOX, NBC, CW
Reno, NV	102	10	KRXI, KRNV(d), KNSN(c)	FOX, NBC, MNT
Greenville / New Bern / Washington, NC	103	8	WCTI, WYDO(d)	ABC, FOX
Tallahassee, FL	105	8	WTWC, WTLF(d)	NBC, CW Plus, FOX
Lincoln and Hastings-Kearney, NE	106	9	KHGI, KWNB, KWNB-LD, KHGI-CD, KFXL	ABC, FOX
Johnstown / Altoona, PA	109	4	WJAC	NBC, CW Plus
Yakima / Pasco / Richland / Kennewick, WA	117	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW Plus
Traverse City / Cadillac, MI	118	12	WGTU(d), WGTQ(d), WPBN, WTOM	ABC, NBC
Eugene, OR	119	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	CBS, NBC, CW Plus
Macon, GA	120	3	WGXA	FOX, ABC
Peoria / Bloomington, IL	122	3	WHOI	TBD
Bakersfield, CA	123	8	KBFX-CD, KBAK	FOX, CBS
Corpus Christi, TX	130	4	KSCC	FOX, MNT
Amarillo, TX	131	10	KVII, KVIH	ABC, CW Plus
Chico-Redding, CA	133	18	KRCR, KCVU(d), KRVU-LD, KKTF-LD, KUCO-LD	ABC, FOX, MNT
Medford / Klamath Falls, OR	136	5	KTVL	CBS, CW Plus
Columbia / Jefferson City, MO	137	4	KRCG	CBS
Beaumont / Port Arthur / Orange, TX	143	8	KFDM, KBTV(d)	CBS, CW Plus, FOX
Sioux City, IA	149	13	KPTH, KPTP-LD, KBVK-LP, KMEG(d)	FOX, MNT, CBS
Albany, GA	154	4	WFXL	FOX
Gainesville, FL	159	8	WGFL(c), WNBW(c), WYME-CD(c)	CBS, NBC, MNT
Missoula, MT	162	8	KECI, KCFW	NBC
Wheeling, WV / Steubenville, OH	163	3	WTOV	NBC, FOX
Abilene / Sweetwater, TX	167	4	KTXS, KTES-LD	ABC, CW Plus
Quincy, IL / Hannibal, MO / Keokuk, IA	176	3	KHQA	CBS, ABC
Butte-Bozeman, MT	186	8	KTVM, KDBZ-CD	NBC
Eureka, CA	195	10	KAEF, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW Plus, MNT
San Angelo, TX	197	2	KTXE-LD	ABC, CW Plus
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		636

(a)Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research ("Nielsen") as of October 2022.
(b)We broadcast programming from the following providers on our channels and the channels of our JSA/LMA partners:

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
ABC	40	30	August 31, 2026
FOX	55	41	December 31, 2023 through December 31, 2024
CBS	30	24	October 31, 2023 through December 31, 2024
NBC	25	17	December 31, 2024
CW	46	37	August 31, 2023 through August 31, 2024
MNT	40	31	August 31, 2023
Total Major Network Affiliates	236

Affiliation	Number of Channels	Number of Markets	Expiration Dates (1)
Antenna TV	24	22	December 31, 2024
Bounce	1	1	October 31, 2023
CHARGE!	84	74	(2)
Comet	93	76	(2)
Dabl	30	29	October 31, 2022
Decades	1	1	January 31, 2023
Estrella TV	1	1	September 30, 2024
GetTV	3	3	June 30, 2017
IND	2	2	N/A
MeTV	2	2	February 29, 2024 through August 1, 2024
Quest	3	3	October 31, 2025
Rewind	6	6	August 31, 2024
Stadium	46	43	(2)
TBD	84	70	(2)
TCN	3	2	October 31, 2025
Telemundo	1	1	February 28, 2023
This TV	1	1	December 31, 2023
UniMas	2	1	December 31, 2023
Univision	8	5	December 31, 2023
Weather	5	3	December 31, 2017
Total Other Affiliates	400
Total Television Channels	636

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

Local sports

Deconsolidation of Diamond Sports Intermediate Holdings LLC. On March 1, 2022, SBG's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH") completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Prior to the Deconsolidation, the local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs." The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Other

Owned Networks and Content

We own and operate Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows; the Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; and Tennis.com, the most visited online tennis platform in the world (collectively, "Tennis").

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

Our internally developed content, in addition to our local news, includes our original news program, The National Desk ("The National Desk"), with a morning edition hosted by Jan Jeffcoat, an evening edition hosted by Meagan O'Halloran, and a weekend edition hosted by Eugene Ramirez, and Full Measure with Sharyl Attkisson ("Full Measure"), our national Sunday morning investigative and political analysis program. In 2022, we announced a broad, multi-platform creative partnership with Anthony E. Zuiker, creator of the CSI: Crime Scene Investigation franchise, to create content across a range of formats and subjects. Working with our news teams, Mr. Zuiker will highlight the compelling stories that deserve to be told in a longer, more dynamic format, broadening the appeal for a global audience. Mr. Zuiker will also develop content that can live adjacent to news programming and across ancillary verticals. Potential programming categories include docuseries, game shows, and topical talk.

Digital and Internet

We earn revenues from Compulse, a marketing technology and managed services company, by licensing the platform to other local media companies and agencies, as well as executing their digital media initiatives across search, social, programmatic, email, and more.

NewsON is a free, ad-supported app that provides instant access to live or on-demand local news broadcasts, including non-Sinclair affiliate partners. Sinclair Digital Ventures focuses on investment in emerging digital technologies, ad tech, and digital content companies that support, complement, or expand the Company's businesses.

In November 2020, we entered into agreements for a long-term, enterprise-wide strategic partnership with Bally's Corporation ("Bally's") to combine Bally's vertically integrated, proprietary sports betting technology and expansive market access footprint with our premier portfolio of local broadcast stations, Tennis, digital and over-the-air television network Stadium and the RSN's. This partnership is expected to enhance the gamification of live sports to provide audiences interactive viewing experiences and drive legalized sports betting monetization. In connection with the agreement, we also received various equity interests in Bally's and branding integrations, including naming rights for the regional sports networks under the Bally's brand. See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 6. Other Assets within the Consolidated Financial Statements for further information.

Technical Services

We own subsidiaries which are dedicated to providing technical services to the broadcast industry, including: Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna; and ONE Media 3.0, whose purpose is to develop business opportunities, products, and services associated with the NextGen TV broadcast transmission standard and TV platform. We have also partnered with several other companies in the design and deployment of NextGen TV services including: Saankhya Labs to develop NextGen TV technologies to be used in consumer devices; CAST.ERA, a joint venture with South Korea’s leading mobile operator, SK Telecom, to develop wireless, cloud infrastructure and artificial intelligence technologies; and BitPath, a joint venture with another broadcaster, to deploy and exploit datacasting models using NextGen capabilities.

Non-media Investments

We own various non-media related investments across multiple asset classes including real estate, venture capital, private equity, and direct investments in market-defining companies. Our investments in real estate include commercial real estate, including office and retail space, and residential real estate, including apartment complexes and development projects. Our investments in venture capital and private equity funds include capital for the advertising, marketing, and media technology sectors, sports betting, e-sports, and sports tech, as well as funeral homes, cemeteries, and pet cremation facilities. We hold direct investments in technology driven companies, including wireless communication and semiconductor solutions, next-gen communication solutions, advertising intelligence and data security.

Customers

In 2022, the broadcast and, prior to the Deconsolidation, local sports segments had three customers that individually exceeded 10% of consolidated revenue. Any disruption in our relationship with these customers could have a material adverse effect on the broadcast segment and our results of operations.

Operating Strategy

Programming to Attract Viewership. We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers by entering into network affiliation agreements that provide us the right to broadcast general entertainment network programming, national news, and sports programming.

Our stations seek to broadcast live, local, and national sporting events that would appeal to a large segment of the local community. Moreover, our stations produce local news at 126 stations in 80 markets. See News below for further discussion. Our stations also seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming, purchasing syndicated content, and producing live, local news and sports.

Television advertising prices are based on ratings information measured and distributed by Nielsen and Comscore. Ratings methodologies have been changing rapidly due to advancements in technology and changes in the manners in which viewers consume news, sports, and entertainment. Certain new methodologies are currently not accredited by the Media Rating Council ("MRC"), an independent organization that monitors rating services, and may not reflect actual viewership levels.

News.  Through local news, our mission is to serve our communities by sharing relevant information to alert, protect, and empower our audiences. We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. Our news stations also produce content on digital platforms such as websites, mobile applications, OTT distributors, social media, digital newsletters, and podcasts.

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in eight markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

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

Our original news program, The National Desk, provides viewers with a comprehensive, commentary-free look at the most impactful national news and regional stories throughout the day. Leveraging our expansive local news footprint, The National Desk elevates some of the most important stories occurring in cities and towns across the country. With reporters residing in the communities they cover, The National Desk has access to real stories from the perspectives of those they affect directly. The goal of The National Desk is to leverage these assets into a single news program for a national audience. The program also supplements expansive local coverage by bringing the most important national headlines to audiences. The National Desk morning news edition is hosted by award-winning anchor Jan Jeffcoat with Cayle Thompson as the Live Desk anchor, giving viewers the news to start their day. The National Desk evening edition is hosted by award-winning journalist Meagan O’Halloran with Eugene Ramirez as the Live Desk Anchor. In March 2022, we added a weekend edition, anchored by Eugene Ramirez, featuring content from The National Desk's morning and evening newscasts as well as The National Desk’s journalists covering Capitol Hill, examining the key issues being debated in the halls of Congress. In May 2022, we added the National Weather Desk to the program, which provides viewers with a comprehensive look at the most impactful weather stories throughout the day. The National Desk weekday and/or weekend editions together air on 84 of our markets and across all of our news websites. TheNationalDesk.com features additional hours of breaking news, with content from The National Desk’s dedicated team of journalists as well as our newsrooms around the US. We have a national investigative team of 15 journalists, plus more than 30 local investigative reporters. We plan to continue to grow our investigative footprint, and to provide in-depth stories not covered elsewhere.

This is our 10th year of producing community "Your Voice Your Future" Town Halls. These Town Halls are produced in the local markets and give our viewers an opportunity to have a voice and ask their elected leaders questions on important local and national topics. In 2022 and 2021 we produced 198 and 162 Town Halls, respectively, throughout the country, covering a variety of topics including crime, police funding, police shortages, affordable housing, mental health, opioids, bullying, finance, and human trafficking. In 2022, we organized 56 political debates featuring gubernatorial, mayoral, senatorial, and congressional races, as well as School Superintendent in Oklahoma City and school board positions in Virginia. Since launching our commitment to give a voice to our viewers, our Town Halls have produced 1,198 productions to educate and address the needs of our audience.

Sports. Live sports have remained highly popular with fans and advertisers. Sports programming generally elicits strong emotional responses and attracts a loyal and passionate following among fans. Our premium live sports programming typically attracts viewership demographics that are highly desirable to advertisers. Every sports season is a new chapter in a story that has continued for decades and is popular across fans from multiple generations. As media has continued to trend toward on-demand consumption, sports events have remained an "appointment viewing" event. As such, live sports content is frequently the most watched programming in a local market on most nights.

Tennis has certain telecast rights to the US Open, Wimbledon, Roland Garros (French Open), Australian Open, ATP World Tour events, WTA competitions, Laver Cup, and Billie Jean King Cup. Our stations also broadcast programming and other content provided by Tennis, and we provide access to certain events through our DTC streaming service, Tennis Channel Plus. Tennis Channel International brings live competition and network content to 8 countries in Europe and Asia, including Germany, Austria, Switzerland, Greece, the U.K., the Netherlands, Monaco, and India, via digital subscription and free ad-supported streaming TV ("FAST"). Additional platforms Tennis.com, the world’s number one tennis website, and T2, Tennis Channel's first FAST offering in the United States, are complementary offerings which allow us to provide greater and more in-depth tennis content to consumers on TV and internet.

Additionally, some of our stations have the local television broadcast rights for certain sporting events, including Major League Baseball ("MLB"), National Basketball Association ("NBA"), National Hockey League ("NHL"), National Football League ("NFL") preseason, and certain other college and high school sports. Our CW and MNT stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS, and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS, and NBC have network arrangements to broadcast certain MLB, NBA, NHL, NFL, and Professional Golf Association events, as well as other popular sporting events.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, our stations have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2022 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming costs by creating original high-quality programming that is distributed on our broadcast platform.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force, which is comprised of approximately 520 marketing consultants and 70 local sales managers company-wide. Excluding political advertising revenue, distribution revenues, and other revenues, 60% and 56% of net time sales were local for the years ended December 31, 2022 and 2021, respectively. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly-skilled and motivated managers at corporate, stations, and other businesses. We provide a combination of base salary, long-term incentive compensation including equity awards and, where appropriate, cash bonus pay designed to be competitive with comparable employers in our industry, competitive health benefits, and learning and development opportunities. A significant portion of the compensation available to certain members of our senior management and our sales force is based on their achievement of certain performance goals. We also encourage station and network managers and employees to utilize our diverse business to grow in their careers while remaining in the Sinclair family via internal promotion and relocation.

Multi-Channel Broadcasting.  FCC rules allow television broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides our stations' viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2022, our stations have 451 multi-channels in our digital spectrum.

Distribution Agreements.  We have distribution agreements with Distributors and other OTT distributors who compensate us for the right to retransmit our stations and other offerings on their respective distribution platforms. Our successful negotiations with Distributors and other OTT distributors have created agreements that produce meaningful sustainable revenue streams. We intend to maintain the strong relationships with our Distributors and other OTT distributors and believe our local news, sports, and entertainment content positions us to continue to expand our agreements within all of these distribution platforms. However, we cannot guarantee that some Distributors and other OTT distributors will not drop carriage of our channels or continue to experience elevated levels of subscriber churn.

Improvement and Maintenance of Broadcast Infrastructure.  Our Dielectric subsidiary is a leader in servicing and manufacturing broadcast infrastructure. As a result, we maintain a strong infrastructure through which we provide high quality uninterrupted content on our stations. This subsidiary is critical in the build-out of the infrastructure behind NextGen TV for both our stations and other broadcasters.

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

We continue to expand our digital distribution platforms through initiatives such as our video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer and allows us to ingest and redistribute content across our platform so that we can break news first.  By using a single ad-serving system across all of our web sites, mobile apps, and other digital assets, we are able to streamline our sales workflow, optimize yield, and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying DTC and OTT initiatives as well as our own content applications.

In 2022, we announced a broad, multi-platform creative partnership with Anthony E. Zuiker to create content across a range of formats and subjects, as discussed in more detail above in Owned Networks and Content.

Additionally, we continue to develop business opportunities, products, and services associated with NextGen TV (also known as ATSC 3.0) as discussed under Development of Next Generation Wireless Platform below.

In November 2020, we entered into agreements for a long-term strategic partnership with Bally's. as discussed in more detail above in Digital and Internet.
Strategic Realignment of Media Portfolio.  We routinely review potential media acquisitions, dispositions, and swaps, or develop original networks and content. We expect to continue to assess acquisition and investment opportunities to complement our existing stations and other businesses. As we evaluate potential acquisitions and investments, we intend to focus on making disciplined, accretive acquisitions and investments that will complement our existing portfolio of television stations while providing increased scale. At any given time, we may be in discussions with one or more media owners.

Digital and Internet Expansion of Broadcast Segment. Our digital properties, Compulse and NewsON are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand our digital capabilities and non-linear footprint.

Development of Next Generation Wireless Platform. In 2017, the FCC approved the use of NextGen TV, a next generation broadcast transmission standard. NextGen TV is capable of merging broadcast and broadband content and data services using over-the-air spectrum and Internet-provided data connectivity, allowing a mature broadcast industry to reinvent itself due to its mobility, addressability, capacity, Internet Protocol ("IP") connectivity, and conditional access.
NextGen TV will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic IP based pipe, we also will be able to distribute data including text, audio, video, and software. While our one-to-many architecture will remain a strength, we will be able to deliver "the last mile" from program/data origination to the consumer's receiver device across a more robust system, connect legacy ATSC 1.0 televisions to NextGen TV using broadcast hot spots and wi-fi functionality, and provide compatible data-offload service offerings in conjunction with certain 5G platforms. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic-targeted advertising; customizable content; better measurement and analytics; the ability to interface with devices connected to the Internet; flexibility to add streams as needed; substantially enhanced picture quality with immersive audio; connectivity to automobiles, including 3D mapping, telematics and infotainment; geo-location services; enhanced GPS; distance e-learning; data wholesale models; and other content delivery networks. Conditional access capabilities also permit broadcasters to offer secure "skinny-bundle" pay services as well as various video-on-demand type offerings. In addition, NextGen TV provides new emergency and information capabilities, including advanced alerting functions which can provide crucial rich media including evacuation routes and device wake-up features. All of these features will be available to mobile and portable devices, allowing us to reach viewers virtually anywhere. In January 2020, we announced the formation of CAST.ERA, a joint venture with SK Telecom, focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.

In order to bring this technology to the market, we have partnered with technology leaders to develop broadcasting solutions and services in the U.S. and globally. We have also formed BitPath, a joint venture with another broadcaster, to promote spectrum efficiency and innovation, aggregate and monetize underutilized spectrum capacity over which to deliver national services, and create opportunities such as robust video and data exchange. We continue to work with other NextGen TV stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NextGen TV and 5G data delivery, and design NextGen TV receiver chips for mobile, portable and fixed devices. We expect the implementation and adoption of NextGen TV to occur over the next two years. In 2020, we and the industry began deployment of NextGen TV capabilities on some of our own television facilities and in conjunction with other station operators in our markets, as well as non-Sinclair markets. To date, NextGen TV is broadcasting in more than 60 markets, including 36 of our markets. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models.
Monetization of Certain Intellectual Property Rights. We have developed, through our ONE Media, LLC subsidiary, several NextGen Broadcast-related patents that we intend to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation, and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended ("the Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations, and operating power of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and employment practices of stations; and has the power to impose penalties for violations of its rules and regulations of the Communications Act.

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

Ownership Matters

General. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests in that licensee and compliance with the Communications Act's limitations on foreign ownership. The FCC has indicated that in order to approve an assignment or transfer of a broadcast license the FCC must make an affirmative determination that the proposed transaction serves the public interest, not merely that the transaction does not violate its rules or shares factual elements with other transactions previously approved by the FCC, and that it may deny a transaction if it determines that the transaction would not be in the public interest.

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

We and our subsidiaries are domestic entities, and the members of the Smith family (who, as of December 31, 2022, together hold approximately 80.8% of the common voting rights of Sinclair) are all United States citizens. Our articles of incorporation contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the articles of incorporation, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board of Directors, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

Radio / Television Cross-Ownership Rule and Newspaper / Broadcast Cross-Ownership Rule. Until February 2018, the FCC's rules (i) limited the combined number of television and radio stations a party could own in a market to up to two television stations and six radio stations, depending on the number of independent media voices in the market ("radio/television cross-ownership rule"), and (ii) prohibited the common ownership of a radio or television broadcast station and a daily newspaper in the same market ("newspaper/broadcast cross-ownership rule"). On November 20, 2017, the FCC released an Order on Reconsideration ("Ownership Order on Reconsideration") that, among other changes, eliminated the radio/television cross-ownership rule and the newspaper/broadcast cross-ownership rule. The rule changes adopted in the Ownership Order on Reconsideration became effective on February 7, 2018. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit’s decision on April 1, 2021 and the Ownership Order on Reconsideration is currently in effect.

National Ownership Rule. The national television viewing audience reach cap is 39%. Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Additionally, because VHF stations (channels 2 through 13) historically covered a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the "UHF discount"). On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the national ownership rule, including the UHF discount. The rulemaking proceeding remains pending. We cannot predict the outcome of the rulemaking proceeding.

The majority of the stations we own and operate, or to which we provide programming services, are UHF. With the UHF discount, our current reach (for FCC purposes) is approximately 24% of U.S. households. See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount.

Local Television Ownership Rule. A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market ("local television ownership rule") only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market ("the top-four rule"). The Ownership Order on Reconsideration modified the top-four rule to permit parties to own up to two top-four rated stations in the same market on a case-by-case basis.

Local Marketing and Outsourcing Agreements

Certain of our stations have entered into agreements with other stations in the same market, through which we provide programming and operating services pursuant to LMAs or provide sales services and other non-programming operating services pursuant to outsourcing agreements, such as JSAs and SSAs. LMAs are attributable where a licensee holds an attributable interest in a television station and (i) programs more than 15% of the weekly broadcast hours and/or (ii) sells more than 15% of the weekly advertising time on another television station in the same market. LMAs existing prior to November 5, 1996, which include all of our LMAs, are currently exempt from attribution until further FCC action. If the FCC were to eliminate the exemption for these LMAs, we would have to terminate or modify these LMAs. JSAs and SSAs currently are not attributable.

In August 2016, the FCC completed both its 2010 and 2014 Quadrennial Regulatory Reviews of its media ownership rules and issued an order ("Ownership Order") which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs under certain circumstances. Certain existing JSAs were later exempted from attribution until 2025. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see "The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets." under Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

Antitrust Regulation. The Department of Justice ("DOJ") and the Federal Trade Commission have increased their scrutiny of the television industry and have reviewed matters related to the concentration of ownership within markets (including "LMAs" and "outsourcing agreements") even when ownership or the LMA or other outsourcing agreement in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA or other outsourcing agreement entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Antitrust Improvements Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

On January 4, 2019, the Company received three civil investigative demands ("CIDs") from the Antitrust Division of the DOJ. We believe the DOJ has similar CIDs to other companies in our industry. In each CID, the DOJ requested that the Company produce certain documents and materials relating to JSAs in a specific DMA. On July 1, 2021, the DOJ Antitrust Division advised the Company that it had closed the JSA investigation with respect to the Company without action.

Satellite Carriage

The Satellite Home Viewer Act, as extended by The Satellite Home Viewer Improvement Act of 1999, the Satellite Home Viewer Extension and Reauthorization Act, the Satellite Television Extension and Localism Act of 2010 and the Satellite Television Extension and Localism Act Reauthorization Act of 2014 ("STELAR") among other things, (i) allows satellite carriers to provide local television signals by satellite within a station market, and requires them to carry all local signals that asserted carriage rights in any market where they carry any local signals, (ii) requires all television stations to elect to exercise certain “must-carry” or “retransmission consent” rights in connection with their carriage by satellite carriers, and (iii) authorizes satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances. In adopting fiscal year 2020 appropriations legislation, Congress allowed STELAR to sunset on December 31, 2019 but made permanent STELAR’s (1) requirements that broadcasters and Distributors negotiate retransmission content in good faith and (2) distant signal satellite license provisions for recreational vehicles, truckers, tailgaters and short markets.

Must-Carry / Retransmission Consent

Television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA. Must carry rights are not absolute and are dependent on a number of factors which may or may not be present in a particular case. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. We have elected to exercise our retransmission consent rights with respect to all of our stations. In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. Under these rules, unless the stations are directly or indirectly under common de jure control as permitted under the FCC regulations, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market, nor may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the "totality of the circumstances test" for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a "marquee sports or entertainment event," restrictions on online access to broadcast programming during negotiation impasses, broadcasters' ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC's then-Chairman Wheeler announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the Rulemaking or take other action.

Network Non-Duplication / Syndicated Exclusivity / Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable systems’ local community). The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals. Both rules are subject to various exceptions and limitations.  In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets. Such significantly viewed signals are not subject to black out pursuant to the FCC's network non-duplication rules.  The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations. In March 2014, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules. This proceeding is pending and we cannot predict when or how the FCC will resolve that rulemaking. The FCC's syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable systems' local community). The FCC's network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals. Both rules are subject to various exceptions and limitations. In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets. Such significantly viewed signals are not subject to black out pursuant to the FCC's network non-duplication rules. The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations. In March 2014, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules. This proceeding is pending and we cannot predict when or how the FCC will resolve that rulemaking.

Digital Television

FCC rules provide that television broadcast licensees may use their digital television ("DTV") channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party. These rules could impact the profitability related to ancillary or supplementary services provided as discussed within Development of Next Generation Wireless Platform under Operating Strategy above. In addition, possible new rules with respect to multicasting as discussed within Other Pending Matters below could impact the way we currently use our DTV channels and the services we are able to offer on those channels.

Programming and Operations

The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, comply with rules relating to the emergency alert system, maintain an online public inspection file, and abide by regulations specifying requirements to provide closed captions for its programming. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks. Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.

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

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of NextGen TV and adopting rules to afford broadcasters flexibility to deploy NextGen TV based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. On June 3, 2020, the FCC adopted the Second Report and Order and Order on Reconsideration, providing additional guidance to broadcasters deploying NextGen TV. On November 9, 2020, the National Association of Broadcasters filed a Petition for Declaratory Ruling and Petition for Rulemaking requesting that the FCC (1) clarify that its existing regulatory framework for the hosting of simulcast primary programming streams also applies to simulcast multicast streams, and (2) expand the application of these rules to cover the transmission of ATSC 1.0 multicast streams regardless of whether those streams are simulcast in ATSC 3.0. On November 5, 2021, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on these multicast host station licensing issues, and on June 22, 2022, the FCC released a Third Further Notice of Proposed Rulemaking seeking comment on the state of the ATSC 3.0 transition and the scheduled sunsets of two rules adopted in the 2017 Report and Order. These rulemaking proceedings remain pending. We cannot predict what the outcome of the proceedings will be.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC's broadcast ownership rules, pursuant to the statutory requirement that the FCC review its media ownership rules every four years to determine whether they remain "necessary in the public interest as the result of competition." The proposed rulemaking generally seeks comment on, among other things, whether the local television ownership rules (including the top-four rule and the eight voices test), should be retained, modified, or eliminated. With respect to the local television ownership rule specifically, among other things, the proposed rulemaking seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the proposed rulemaking examines further several diversity related proposals raised in the 2014 Quadrennial Regulatory Review. On July 16, 2021, the FCC extended the public comment period and the comment and reply comment deadline closed on October 1, 2021. The rulemaking remains pending. On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review despite the pendency of the 2018 Quadrennial Review, seeking comment on the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule. Comments are due on March 3, 2023 and reply comments are due March 20, 2023.

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

COMPETITION

Our stations compete for audience share and advertising revenue with other television stations and cable networks in their markets, as well as with other advertising media such as Distributors, other OTT distributors, cable networks, video on-demand, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, internet, podcasts, other digital media, and 'Big Tech'.

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

Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. Our stations are located in highly competitive DMAs. Distributors can increase competition for viewership and broadcast television advertising inventory by carrying additional cable network channels within the same DMA as the broadcast television stations. Distributors sell advertising on these cable networks to local advertisers. These narrow cable network channels are typically low rated, and, as a result, advertisements are inexpensive to the local advertisers. Distributors may also connect two or more cable systems together, also called an interconnect, which gives advertisers the option to reach more households in a market with a single buy. In addition, certain of our DMAs are overlapped by over-the-air stations from adjacent DMAs and Distributors of stations from other DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations. In addition, there is significant increased competition with Google, Facebook, social media, OTT offerings, and the multitude of other digital offerings that air video advertisements and sell programmatically to agencies and advertisers. Distributor and OTT offerings have the ability to either blanket the market or target their advertising which broadcast stations do not.

Advertising rates are based upon factors which include the size of the market in which the stations operate; a program's popularity among the viewers that an advertiser wishes to attract; the number of advertisers competing for the available time; the demographic makeup of the market served by the stations; the availability of alternative advertising media in the DMA; the aggressiveness and knowledge of the sales forces in the market to call on and understand their client’s need; and development of projects, features, and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within the stations' markets.

Further, the competition of obtaining distribution is highly competitive. Our stations face competition from other television stations and cable networks for the right to be carried by a particular distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once one of our stations obtains distribution, that network competes for viewers not only with the other channels available through the distributor, but also with over-the-air television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print, streaming services, and other sources of media and information, sporting events, and entertainment. Important to our success in each area of competition the station faces are the price the station charges for its carriage; the quantity, quality, and variety of programming offered; and the effectiveness of its marketing efforts.

Our stations' ability to successfully compete with other television stations and cable networks for distribution may be hampered because the Distributors, through which distribution is sought, may be affiliated with other television stations, broadcast networks, or cable networks. Those Distributors may place their affiliated television station or cable network on a more desirable tier, thereby giving the affiliated television station or cable network a competitive advantage over our stations' own programming. Additionally, broadcast networks putting programming content on their own DTC platforms may also hinder our stations' ability to successfully compete within the broadcast market.

Moreover, technological advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized "niche" programming. Telecommunication companies are permitted to provide video distribution services, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. Additionally, OTT services allow consumers to consume programming on-demand through access to the Internet and without a subscription with a Distributor. We continue to compete with the OTT services for viewership.

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

The financial success of our stations also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of competing programming, and the availability of other entertainment activities.

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

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE ACTIVITIES AND PRACTICES

We have a long history of supporting environmental, social, and governance ("ESG") activities and, in the past few years, we have taken steps to better measure and quantify our progress in these areas. In addition to our ESG Committee, which is made up of executive leadership, we have also formed working groups in the areas of sustainability, employee experience, and diversity and inclusion.
Human Capital

Our success is driven by our most important asset - our employees. It is their hard work and dedication that enables us to be a trusted partner to our viewers and a valuable resource to our communities. As of December 31, 2022, we had approximately 7,900 employees, including part-time and temporary employees. Approximately 620 employees are represented by labor unions under certain collective bargaining agreements.

We support our employees by ensuring that we provide a fair, ethical, and safe workplace.

•We take pride in our practices to ensure the safety, health, and well-being of our employees. We maintain best practices for safety and health through policies and procedures and access to our employee assistance program.
•Our employment practices are rooted in our policies against discrimination, harassment, and retaliation to ensure a positive working environment for all.
•We are committed to an ethical workplace and provide our employees with guidance and reporting mechanisms to foster a culture of honesty and accountability.
•We provide our employees a comprehensive benefits package, recognition for their efforts, and resources to enable and enhance learning and development, and we have worked hard to ensure we provide a workplace where employees can feel that they belong.

Corporate Culture. We are committed to maintaining a safe, ethical, and harassment-free workplace. We recognize that our success as a team, and in our communications with one another, is grounded in our ability to trust team members to be fully engaged and to do the right thing. We support trusting relationships by offering clear guidance, structure, resources, and accountability. To this end, we maintain governance policies that apply to all of our directors, officers, and employees, including a code of business conduct and ethics, employee safety program, and no harassment and open-door policies. These policies are intended to identify, provide mechanisms for reporting, and provide a framework for solving potential issues. These policies are reviewed and updated by management, together with the Board, as our needs grow and change and upon stakeholder feedback and changes in applicable laws, regulations, and stock exchange requirements.

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

Over several decades, our local television stations have built recruiting and outreach programs that encourage diversity in our workforce. Our activities are designed to ensure broad outreach to potential applicants by widely disseminating information concerning job vacancies, providing notification to community groups, attending diverse job fairs, participating in other various recruitment outreach activities, offering paid internships, and providing training to managers on equal employment opportunity and discrimination prevention.

Employee Engagement. We regularly gather feedback from employees to gain an understanding of and improve our employee experience and to foster an engaged workforce. This feedback is used to help create new, and refine existing, employee related programs and processes.

Sinclair takes a strategic approach to talent development. We provide on-the-job training and other learning opportunities to employees so that they gain and develop necessary skills for optimal job performance and to foster a creative and collaborative work environment. Our learning and development platform, Sinclair University, allows employees to access a vast collection of learning and development content. During 2022, we expanded employee's access to online courses for learning and development and instituted a program to encourage employees to complete areas of professional development. We also provide leadership development through targeted training programs. In addition, many of our leaders have their own employee development offerings, specific to their department and position.

We actively promote our internal job announcement program as a part of our efforts to support employee growth by taking on new career opportunities within Sinclair.

Our innovation project is a strategic lever that drives revenue, reduces waste, and engages employees to serve our customers and shareholders as a pioneer in the industry. We believe that the "next big idea" could come from anyone or anywhere and with this in mind, in 2020 we began an effort to gather innovation ideas from employees company-wide. In 2022, we launched a dedicated team that will build on our rich history of innovation to accelerate efforts across content, technology, audience development, distribution, marketing services, and business transformation. This new Innovation & Strategy team brought over 200 innovators together at our annual Innovation Summit in 2022, where we took dedicated time to celebrate our legacy of innovation and dive deeper into our growth pillars: Multi-Platform Content, Marketing Services, Data Distribution, and Interactivity & Community.

Health, Safety, and Wellness. The health, safety, and wellness of our employees is vital to our success and we maintain and continuously enhance affordable health care options for them. We continuously work to improve our practices, policies, and benefits to make meaningful impacts on our employees personal and professional lives, sponsoring an employee assistance program aimed at enhancing their physical, financial, and mental well-being. During 2022, we began a new program to provide employees and spouses discounted access to fitness facilities.

Compensation. Our employee compensation includes market-competitive pay, a 401(k) plan, an employee stock purchase plan, healthcare benefits, paid time off and family leave, and employer paid life and disability insurance. We continue to improve our compensation offerings. In 2022, we added two additional Company observed holidays, bringing the total number of Company observed holidays to nine; increased the minimum vacation accrual from two-weeks to three-weeks; increased paid parental leave from one week to six weeks; and again offered our employees the opportunity for additional time off through the Vacation Exchange Program.

Social Responsibility

As a local news broadcaster, we believe it is our responsibility to raise issues of local importance, through deep investigative reporting at our stations, and provide critical and relevant information to our viewers, including crucial news updates during potentially life-threatening situations when our viewers need them most. During 2022, our stations received 290 journalism awards, including 74 regional Emmy awards, and 24 Regional and two National RTDNA Edward R. Murrow awards which are awarded to recognize local and national news stories that uphold ethics, demonstrate technical expertise, and exemplify the importance and impact of journalism as a service to the community. More importantly than its award recognition is the impact our reporting has on the communities we serve. We are committed to getting results for the people living in the communities we serve. Our journalists' ground-breaking reporting has prompted government investigations as well as changes in government policies and new state and federal laws. Our unique reporting in under-served arenas has sparked much-needed public engagement on topics of high local importance and concern. WBFF's "Project Baltimore," which is now heading into its seventh year in 2023, has uncovered systemic failures within the Baltimore County and Baltimore City Public School Systems, resulting in investigations into the falsifying of report cards, inaccurate nurse timesheets, and violations of federal disability laws by the Inspector General for the U.S. Department of Education and the Maryland Inspector General for Education. Our national investigative team, "Spotlight on America," in conjunction with WJLA and WJLA's "Inside Your World Investigates," continue to reveal toxic forever chemicals and other dangerous pollutants negatively impacting water, food supplies, and consumer products, which cause significant health risks for people throughout the United States and especially U.S. Military personnel. These stories and countless others are examples of our ongoing commitment to relentless accountability reporting on behalf of voiceless viewers who live in the communities we are proud to serve.

Connect to Congress is our multimedia initiative that enables Members of Congress from our news markets to speak directly to their constituents on a regular basis, through their local TV news stations. The initiative, which launched in 2015, offers our local market viewers new ways to get answers to questions about what matters most to them at home. Each Wednesday when Congress is in session, we set up cameras in the Capitol Rotunda, connected remotely to our local stations, with anchors and reporters conducting interviews with lawmakers about the key issues affecting constituents, connecting our local stations directly to Congress. This also offers the hundreds of Congressional Members in our news markets their own media voice in their home districts. On average, over 300 interviews are conducted through Connect to Congress each year.

This is our 10th year of producing our community "Your Voice Your Future" Town Halls. These Town Halls are produced in the local markets and give our viewers an opportunity to have a voice and ask their elected leaders questions on important local and national topics. In 2022 and 2021 we produced 198 and 162 Town Halls, respectively, throughout the country, covering a variety of topics including crime, police funding, police shortages, affordable housing, mental health, opioids, bullying, finance, and human trafficking. In 2022, we organized 56 political debates featuring gubernatorial, mayoral, senatorial, and congressional races as well as School Superintendent in Oklahoma City and school board positions in Virginia. Since launching our commitment to give a voice to our viewers, our Town Halls have produced 1,198 productions to educate and address the needs of our audience.

We have steadfast dedication to providing content that alerts, protects, and empowers our audience. Distinctive, Disruptive, and Disciplined; these three simple words carry a great deal of weight as we meet the demands of today’s news consumer.

We believe it is our responsibility to be involved in our local communities. Sinclair Cares is our Company-wide community service and relief campaign program, which utilizes the strength of our properties to uplift organizations and inspire our audiences and employees to make a positive impact in our communities. Sinclair Cares mobilizes Sinclair’s assets to support various community and charitable endeavors and responses to natural disasters through financial assistance, volunteerism, and raising awareness of important topics through our media platforms. Over the last six years, Sinclair Cares has spearheaded the company’s efforts, including fund-raising and blood donations during weather and climate catastrophes, and raising funds and awareness for important social causes. Recent initiatives include:
•Sinclair Cares: Ukraine Relief - a fundraising partnership with Global Red Cross to help with their humanitarian relief efforts on the ground in Ukraine and neighboring countries. In one week, over $215,000 was raised, including a $50,000 donation from the Company.
•Sinclair Cares: Supporting All Veterans - a partnership with the Disabled American Veterans (DAV) with the goal of increasing support for our nation’s veterans, we encouraged employees and viewers to volunteer to support veterans in their communities or donate to help the DAV offer free support services to more than a million veterans across the U.S. each year.
•Sinclair Cares: Summer Hunger Relief - a partnership with Feeding America® to help provide meals to children and families across the U.S. through financial contributions, donors helped provide more than two million meals to children and families in their local communities, with funds going directly to the Feeding America food bank in the donor’s local community. The Company provided a $25,000 donation.

Our stations also sponsor countless philanthropic campaigns and events such as health expos, parades, and blood drives in their local markets and contribute to local charities. We encourage not only our stations, but also our employees to engage in the communities in which we serve and live. Through our continued partnership with the Salvation Army and over 300 local partner organizations in the communities in which we operate, and with the support of our local TV stations and digital properties, we helped to raise over $12 million in 2022 for non-profit organizations, schools, agencies, and local disaster relief; collected more than 330,000 pounds of food; provided close to 4.5 million meals; and collected toys, school supplies, diapers, hygiene products, and units of blood for those in need. In addition, we donated more than 5,700 hours of airtime.

Our Diversity Scholarship Fund provides support to college students demonstrating a promising future in the broadcast industry. In 2022, we expanded our scholarship program nationally and selected 17 winning applicants for the scholarship. We have distributed more than $250,000 in tuition assistance since 2013, with a goal to invest in the future of the broadcast industry and to help students from diverse backgrounds, who reflect our audience nationwide, complete their education and pursue careers in broadcast journalism, digital storytelling, and marketing.

Environmental Responsibility

Our mission is to identify and implement ways to reduce our impact on the environment through the education and engagement of internal and external audiences around sustainable solutions that can be adopted. We have accelerated actions within our organization to lessen our use of electricity over time and to measure and eventually report on our electricity usage. Our sustainability group is tasked with finding ways to help lower our carbon footprint through lowering our electricity consumption, purchasing greener supplies, and recycling. One such initiative is the efforts we are undertaking in proactively replacing our existing less efficient lighting with LED lighting, replacing HVAC equipment with higher efficiency models, and exploring solar energy, battery farms, and electric vehicles as other ways our company can reduce its reliance on energy sources that result in emissions of greenhouse gasses that are harmful to the environment. Since 2017, we have installed 117 new, energy efficient television transmitters, which are typically 25% more energy efficient than the units that they replace and generate less waste heat, and are currently installing, or have plans to install, an additional 38 during 2023 and 2024. Throughout the organization, we are seeking to reduce the use of paper products and, whenever possible, recycling paper, electronics, and other items. We were one of only 19 organizations recognized by Office Depot in 2021 for being a leader in green purchasing, recognizing our high degree of expenditures with eco-friendly attributes such as recycled content, energy-efficiency, and reduced use of harsh chemicals. In April 2022, we launched a public service campaign, with Batteries Plus, to encourage our viewers to recycle their batteries by bringing them to Batteries Plus locations and later in the year, we launched a pilot program to recycle the Company’s batteries and to identify ways to reduce our overall battery consumption. The initiative arose from a Company innovation contest, where employees were surveyed on ways our organization could lessen its impact on the environment. By partnering with Batteries Plus for this initiative, we are working towards an eco-friendly process to be utilized for the recycling program and proper safety precautions that we plan to utilize at all of our locations

In addition to our direct efforts to reduce our impact on the environment, we produce high quality news to increase our viewers' general awareness of environmental issues and programs by providing them information on how they can participate in improving environmental sustainability.

Governance

Sinclair takes corporate governance and responsibilities to its stakeholders very seriously. We remain committed to finding the best representation to drive success in the organization in the years ahead. Diversity of thought, skills, background, and experience are important elements the Company looks for in its leadership team. In 2021, we hired a Chief Compliance Officer and made changes to our Board of Directors (the "Board") structure, including adding a regulatory committee and a nominating and corporate governance committee. Our Chief Compliance Officer provides regular updates to Company management and meets quarterly with the regulatory committee. In 2021, Laurie R. Beyer was added to the Board as a new independent director and our first female Board member and, in 2022, Dr. Benjamin S. Carson, Sr. was added to the Board as a new independent director and our first racially diverse Board member.

Managing and governing cybersecurity risk remains a high priority. We continue to make investments to ensure continuous improvement of our cybersecurity control effectiveness and governance. We maintain a data protection policy and have invested in additional cybersecurity solutions, professional services, and the growth of our information security department. We continue to work closely with our key partners and supporting agencies to mature our security posture and quickly adjust to today’s rapidly changing threat landscape. Our Chief Information Officer and Chief Information Security Officer report quarterly to the Board of Directors’ cybersecurity subcommittee to ensure that they receive regular updates from Company management regarding the status of current and future cybersecurity plans, enabling the subcommittee to provide oversight of those issues. We did not experience any material cybersecurity incidents during 2022. In 2022, we launched a comprehensive Enterprise Risk Management program that is designed to both identify risks across the Company and actions to mitigate those risks. We continue to execute our plans to strengthen our existing cybersecurity defenses and intend to make further investments in the upcoming year.

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

During the last few years, the number of subscribers to Distributor services in the United States has been declining as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news, sports, and other entertainment, including through the so-called "cutting the cord" and other consumption strategies. The Distributor subscriber decline has led to a decline in subscribers from some of our stations and networks. In addition, Distributors have introduced, marketed, and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks.

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

Further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

Distributors lobby to change the regulations under which retransmission consent is negotiated before both Congress and the FCC in order to increase their bargaining leverage with television stations.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the "totality of the circumstances test" for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a "marquee sports or entertainment event," restrictions on online access to broadcast programming during negotiation impasses, broadcasters' ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters' ability to invoke the FCC's exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the rulemaking or take other action.

The FCC rules governing "good faith" retransmission consent negotiations provide that, among other things, it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

As further described under Item 1. Business – Federal Regulation of Television Broadcasting, the FCC also has pending a Further Notice of Proposed Rulemaking which seeks additional comment on whether it has authority to, and should, eliminate or modify its network non-duplication and syndicated exclusivity rules.

The FCC's prohibition on certain joint retransmission consent negotiations and the possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect our ability to sustain our current level of distribution revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations.

We face intense, wide-ranging competition for viewers and advertisers.

We compete, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming services, and other content offered by Distributors. We also compete for viewers and advertisers with OTT and DTC, mobile media, radio, motion picture, home video, stadiums and arenas, podcasts, outdoor advertising and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

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

•OTT technologies;

•Distributor "skinny" packages;

•mobile television; and

•other emerging technologies.

Competition from other broadcasters or other content providers and changes in consumer behavior and technology may cause a reduction in our advertising revenues and/or an increase in our operating costs.

The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers' options for reaching their target audiences. Consumer preferences have evolved towards subscription video on demand and free advertising supported video on demand services and other DTC offerings and there has been a substantial increase in the availability of content with reduced advertising or without advertising at all. In addition, consumers are increasingly using time-shifting and advertising-skipping technologies that enable them to fast-forward or circumvent advertisements. There has also been a proliferation of high speed internet connections and expansion of 5G networks able to support high-quality streaming video within increasingly interactive and interconnected digital environments and on a wide variety of devices other than traditional televisions. Substantial use of these technologies could impact the attractiveness of the Company's programming to advertisers and adversely affect our advertising revenues. The inability to meet consumer demands and expectations in today's highly mobile, multi-screen and multi-platform environment for video delivery may affect the attractiveness of our offerings. Ineffective technology and product integration, lack of specific features and functionalities, poor interface design or ease of use, or performance issues, among other factors, may cause viewers to favor alternative offerings.

Distributors are developing or have developed new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store, and play back television programming may decrease viewership of commercials as recorded by media measurement services such as Nielsen or Comscore and, as a result, lower our advertising revenues. The current ratings provided by Nielsen for use by broadcast stations for live viewing Digital Video Recording playback are limited to seven days past the original air date. Additionally, in most markets, no credit is given for online viewing. The effects of new ratings data methodologies, many of which are used in our markets, and the ability of such methodologies to be a reliable standard that can be used by advertisers is still under review for accreditation from the MRC. Local audience measurement has been severely impacted by the COVID-19 pandemic. Nielsen relies heavily on in-person recruitment. Due to COVID-related guidelines, Nielsen was unable to recruit and maintain their panels to standards. As a result, panels have become skewed, unbalanced, and less reliable, which are issues that Nielsen is still working to address even after a return to in-person work. Due to this and other issues with measurement and reporting, MRC accreditation for certain data have been put on hiatus as Nielsen works to correct their local panels.

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

The COVID-19 pandemic, or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on, or cause disruption to, our business or financial condition, results of operations and cash flows, the economy, our advertisers, viewership, Distributors, and their subscribers.

The COVID-19 pandemic and measures put in place to prevent the spread of the virus has had a significant negative impact on the global economy, including many industries in which our customers operate, curtailing advertising revenue and disrupting normal business activities in much of the world.

The extent to which COVID-19 or any future outbreak or pandemic impacts our operations, Distributors and advertisers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. A prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact the ability of our Distributors and advertisers to generate sufficient revenues, and could force them to default on their obligations to us or result in their bankruptcy or insolvency.

In response to the COVID-19 pandemic, we have taken measures to protect the health and safety of our employees and contractors at our facilities. Existing or new precautionary measures or modifications in our business practices and policies in response to COVID-19 or any future outbreak or pandemic may negatively impact our business or operations. In addition, any actions we take may not be sufficient to mitigate the risk of infection. If a significant number of our employees, or employees and third parties performing key functions, including our Chief Executive Officer and members of our Board of Directors, become ill, our business may be further adversely impacted.

Theft of our intellectual property may have a material negative effect on us and our results of operations, and we may become subject to infringement or other claims relating to our consent or technology.

Our success depends in part on our ability to maintain and monetize the material intellectual property rights in our programming, technology, digital and other content. Our intellectual property rights may be infringed upon by unauthorized usage of original broadcast content (including, without limitation, live and non-live content). Such unauthorized usage may occur on any and all distribution platforms, including, without limitation, linear and streaming services. Additionally, our intellectual property rights may be further infringed upon by third-party unauthorized distribution of original broadcast content, game content and/or highlights on social media platforms on a live or near live basis. Third-party licensors of content may infringe upon our intellectual property rights by not complying with content distribution rules.

Theft, misappropriation or the invalidity of our intellectual property or the intellectual property that is licensed to us by licensors could have a material negative effect on us and our results of operations by potentially reducing the revenue that we are able to obtain from the legitimate sale and distribution of our content, undermining lawful and revenue-generating distribution channels, limiting our ability to control the marketing of our content and inhibiting our ability to recoup expenses or profit from the costs we incur creating our programming content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of outcome, could cause us to incur significant costs and could divert management's attention from the operation of our business. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could have a materially negative impact on our business and the results of our operations.

While our programming personnel regularly monitor third-party streaming platforms and social media pages in an effort to identify intellectual property infringement and work closely with content distributors to notify content protection representatives to take the necessary steps to protect our and their intellectual property rights, those protective measures cannot ensure that theft, misappropriation or the invalidity of our intellectual property or the intellectual property that is licensed to us by licensors will not occur.

In addition, from time to time, third parties may assert claims against us alleging intellectual property infringement or other claims relating to our programming, technology, digital or other content. If any such infringement claim results in the loss of certain of our intellectual property rights, it could have a materially negative impact on our business and the results of our operations.

We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news, and advertising content, digital products, and other business processes, including many third-party systems and software, which are subject to supply chain and other cyber attacks. Despite our security measures (including, employee training, multi-factor authentication, security information and event management, firewalls and testing tools, and backup and recovery systems), on October 17, 2021, we identified the following: (i) certain servers and workstations in our environment were encrypted with ransomware, (ii) disruption of certain office and operational networks as a result of the encryption, and (iii) indications that data was taken from our network. Promptly upon detection of the security event, senior management was notified and we began to implement incident response measures to contain the incident, conduct an investigation, and plan for restoring operations. Legal counsel, a cybersecurity forensic firm, and other incident response professionals were engaged, and law enforcement and other governmental agencies were notified.

The cybersecurity incident identified on October 17, 2021 resulted in the loss in the fourth quarter of 2021 of approximately $63 million of advertising revenue, primarily related to our broadcast segment, as well as approximately $7 million through the date of filing of this Form 10-K in costs and expenses related to mitigation efforts, our investigation and the security improvements resulting therefrom. However, we did not pay the ransom that was being sought as a result of the cybersecurity incident.

These amounts exceeded the limits under our insurance policies and thus, based on the known effects of the cyber incident, the Company estimates that the cyber incident has resulted in approximately $20 million of unrecoverable net loss through the date of filing of this Form 10-K. Although we have received $30 million in reimbursement proceeds from our insurance policies through the date of filing of this Form 10-K, there can be no assurance that the insurance policies will pay their full coverage or the timing of such additional reimbursements. In addition, the Company may incur additional cyber incident response costs, and the estimated unrecoverable net loss above does not include an estimate of any liability the Company may have in the event that litigation or regulatory proceedings result from the incident.

We recurringly identify cyber threats as well as vulnerabilities in our systems and work to address them. Despite our efforts and the efforts of our third-party vendors to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties, and these types of risks may be difficult to detect or prevent. We expect cyber attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.

Investigations of cyber attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them.

The occurrence of a cyber attack, breach, unauthorized access, misuse, ransomware, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, our employees, and third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers', our counterparties' or third parties' operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties, significant intervention, reimbursement or other compensatory costs, significant costs to investigate the event, remediate vulnerabilities and modify our protective measures, or otherwise adversely affect our business, financial condition or results of operations. While we maintain insurance to cover losses related to cybersecurity risks and business interruption, such policies, as was the case with respect to the October 2021 cybersecurity incident, may not be sufficient to cover all losses of this incident or any future incidents.

Data privacy, data protection, and information security may require significant resources and present certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states in which we operate, and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.

The loss of key personnel, including talent, could disrupt the management or operations of our business and could have an adverse effect on our financial condition and results of operations.

Our business depends upon the continued efforts, abilities and expertise of our Executive Chairman, Chief Executive Officer and other key employees. We believe that the unique combination of skills and experience possessed by our Executive Chairman, Chief Executive Officer and executive officers would be difficult to replace, and that the loss of our executive officers could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. While we do not maintain a written succession plan with respect to the Executive Chairman or Chief Executive Officer, in accordance with our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee of our Board of Directors periodically reviews and reports to the Board of Directors regarding succession planning for all executive officers, including the Executive Chairman and Chief Executive Officer, and all directors.

We could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements. Approximately 620 of our employees and freelance employees are represented by labor unions under collective bargaining agreements. If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time. Our stations also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts which could adversely affect our advertising revenues, results of operations and result in rebates to our Distributors for not meeting minimum event thresholds. The amounts paid under our sports licensing agreements could be negatively impacted by rising professional player salaries and collective bargaining agreements. Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

The effects of the economic environment could require us to record an asset impairment of goodwill, indefinite-lived and definite-lived intangible assets.

We are required to evaluate our goodwill, indefinite-lived and definite-lived intangible assets for impairment. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. During the year ended December 31, 2022, we did not identify any indicators that our definite-lived intangible assets may not be recoverable or that our goodwill or indefinite-lived assets were impaired. However, future losses of Distributors, continued elevated level of subscriber erosion, and any other factors that cause a deterioration in our financial results could result in future impairments charges. For additional information regarding impairments to our goodwill and intangible assets, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements.

Unrelated third parties may bring claims against us based on the nature and content of information posted on our linear programming, social platforms, and websites maintained by us.

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

We rely on sales of advertising time for a significant portion of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate. If we generate less advertising revenue, it may be more difficult for us to repay debt and meet our debt service obligations, and the value of our business may decline. Our ability to sell advertising time depends on:

•the levels of automotive and services advertising, which historically have represented a large portion of our advertising revenue;

•the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the presidential election (as was the case in 2020), historically have represented a large portion of our advertising revenue; for the year ended December 31, 2022 (a political year), political advertising represented 24% of broadcast segment advertising revenue; for the year ended December 31, 2021 (a non-political year), political advertising represented 4% of broadcast segment advertising revenue;

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

•the impact of Distributors and OTT distributors offering "skinny" programming bundles that may not include all programming of television broadcast stations and/or cable channels, such as Tennis;

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

The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees. The amount and quality of programming provided by each network varies. See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels as of December 31, 2022.

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

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children's programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent. Although both broadcast network and our on-air talent have generally been professional and careful about the information they communicate, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC. In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC. Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming. We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency. Also, the FCC has various rules governing children's television programming, including commercial matter limitations, closed captioning and sponsorship identification. We are subject to such rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency, children's programming or sponsorship identification rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings. For example, as described under Litigation within FCC Litigation Matters under Note 13. Commitments and Contingencies within the Consolidated Financial Statements, on May 22, 2020, the FCC released an Order and Consent Decree pursuant to which we agreed to pay $48 million and implement a four year compliance plan to resolve various matters and on September 21, 2022 issued a Notice of Apparent Liability (NAL) alleging violations of the FCC’s limits on commercial matter in children’s television programming and proposing a forfeiture of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for other licensees covered by the NAL (including certain stations with whom the Company has an LMA, JSA, and/or SSA), for a total of $3.4 million. There can be no assurance that future incidents that may lead to significant fines or other penalties by the FCC can be avoided.

From time to time, we may be the subject of an investigation by governmental authorities. For example, as described more fully under The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets below, on January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ relating to JSAs in a certain DMAs. Although, on July 1, 2021, the Department of Justice Antitrust Division advised the Company that it had closed the JSA investigation with respect to the Company without action, there can be no assurance that in the future an investigation for a similar matter will not lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations.

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

As discussed in Local Marketing and Outsourcing Agreements under Federal Regulation of Television Broadcasting within Item 1. Business, in August 2016, the FCC issued the Ownership Order to provide for the attribution of JSAs where two television stations are located in the same market and a party with an attributable interest in one station sells more than 15% of the advertising time per week of the other station. JSAs that existed prior to March 31, 2014, were exempted from attribution until October 1, 2025. In 2017, in its Ownership Order on Reconsideration, the FCC eliminated the JSA attribution rule. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit's decision on April 1, 2021 and the Ownership Order on Reconsideration (including elimination of the "JSA attribution rule") is currently in effect. We have entered into outsourcing agreements (such as "JSAs") whereby 34 stations provide various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets. For additional information, refer to Television Markets and Stations within Item 1. Business. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into LMAs pursuant to which we may provide programming to and sell advertising on a separately owned television station serving the same market. The FCC attributes LMAs to the programmer if the programmer provides more than 15% of a station’s weekly broadcast programming; provided, that, LMAs entered into prior to November 5, 1996, including ours, are currently exempt from attribution. The FCC may review these exempted LMAs in the future and if it determines to terminate or modify the exempt period and make all LMAs fully attributable we will be required to terminate or modify our exempted LMAs unless the FCC's local ownership rules would permit us to own both stations. As of December 31, 2021, we provide services under exempted LMAs to eight television stations owned by third parties. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

As discussed in Other Pending Matters under Federal Regulation of Television Broadcasting within Item 1. Business, in December 2018, the FCC initiated the 2018 Quadrennial Review of its ownership rules. On July 16, 2021, the FCC extended the comment period and the comment and reply comment deadline closed on October 1, 2021. This proceeding remains pending. On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review despite the pendency of the 2018 Quadrennial Review, seeking comment on the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule, among other things. Comments are due on March 3, 2023 and reply comments are due March 20, 2023.

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

Risks relating to our concentrated voting stock ownership

The Smiths exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.

As of December 31, 2022, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith hold shares representing approximately 80.8% of our common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of our stockholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions. The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share. Our Class A Common Stock has only one vote per share. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as transfers effected for estate planning purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. In addition, the Smiths hold four of our Board of Directors' seats and, therefore, have the power to exert significant influence over our corporate management and policies. The Smiths have entered into a stockholders' agreement pursuant to which they have agreed to vote for each other as candidates for election to our Board of Directors until December 31, 2025.

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

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2023 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which in turn (i) could, as discussed under A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans within Item 1A. Risk Factors, under certain circumstances require us to offer to buy back some or all of our outstanding STG 5.125% unsecured notes due 2027, the STG 5.500% unsecured notes due 2030, and the STG 4.125% secured notes due 2030 (the STG notes are collectively referred to as the "STG Notes") and could result in an event of default under our credit agreement ("STG Bank Credit Agreement") and (ii) give Cunningham Broadcasting Corporation ("Cunningham") the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a "change in control." Any such termination of LMAs could have an adverse effect on our results of operations. The FCC's multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets. See the risk factor below regarding the FCC's multiple ownership rules.

Risks relating to our debt

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $4,265 million at December 31, 2022, compared to the book value of shareholders' equity of $681 million on the same date.

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

•if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our debt or sell an equity interest in one or more of our broadcast stations to reduce debt service obligations;

•our interest rate hedges incurring losses and causing us to make additional interest payments;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of equity interests in our equity investments, other material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The STG Bank Credit Agreement, and each of the indentures that govern the STG Notes restrict our ability to dispose of assets and use the proceeds from such dispositions and restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders under the STG Bank Credit Agreement could terminate their commitments to loan us money, the lenders could foreclose against the assets securing their obligations and we and/or STG could be forced into bankruptcy or liquidation.

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

Interest rates may increase in the future. As a result, interest rates on the obligations under the STG Bank Credit Agreement or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2022, approximately $2,733 million principal amount of our debt relates to the STG Bank Credit Agreement and is subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our debt, would correspondingly decrease. While we may in the future enter into interest rate hedging agreements with respect to our borrowings under certain credit agreements, such agreements are not expected to fully mitigate against interest rate risk.

The replacement of LIBOR with SOFR may adversely affect interest expense related to outstanding debt.

In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of LIBOR on June 30, 2023. The Alternative Reference Rates Committee has proposed that SOFR is the rate that represents best practice as the alternative to LIBOR for use in financial contracts currently indexed to LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Using SOFR could make borrowing more expensive because it lacks a credit component, which could cause lenders to increase spreads to price for this uncertainty. The market transition away from LIBOR to an alternative reference rate is complex and overall financial markets may be disrupted as a result of the phase-out. The availability and cost of our borrowings due to the adoption of SOFR or other alternative benchmark rates or a broader market disruption caused by the phase-out of LIBOR could have an adverse effect on our financial condition, results of operations and cash flows.

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results.

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk associated with our indebtedness. To manage variable interest rate risk, we entered into an interest rate swap agreement in February 2023, which will effectively convert a portion of our indebtedness into a fixed rate loan. The associated impact on our operating results is directly related to changes in prevailing interest rates. Consequently, these swaps may introduce additional volatility into our operating results.

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

Future financing arrangements may contain additional restrictions, tests, and restrictive covenants that may limit our ability to pursue certain opportunities, limit our ability to raise additional debt or equity financing to operate during general economic or business downturns, and prevent us from taking action that could increase the value of our securities or require actions that decrease the value of our securities.

In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy weakens and reduces our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happens, we could be forced to sell equity interests in our equity investments, TV stations or other assets or take other actions that could significantly reduce our value and we may not have sufficient assets or funds to pay our debt obligations.

A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt, and loss of assets securing our loans.

Certain of our debt agreements will contain cross-default provisions with other debt, which means that a default under certain of our debt instruments may cause a default under such other debt.

If we breach certain of our debt covenants, we will be unable to utilize the full borrowing capacity under our debt arrangements and our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing such debt. In addition, because certain of our debt agreements contain cross-default and cross-acceleration provisions with other debt, if any other debtholder of STG were to declare its loan due and payable as a result of a default, the holders of the respective debt of STG ("STG Bank Credit Agreement" and "STG Notes"), might be able to require us to pay those debts immediately.

As a result, any default under debt covenants could have a material adverse effect on our financial condition and our ability to meet our obligations.

General risk factors

Financial and economic conditions may have an adverse impact on our industry, business, and results of operations or financial condition.

Financial, economic and geopolitical conditions could have an adverse effect on the fundamentals of our business, results of operations, and/or financial condition. Poor economic and industry conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue. Additionally, financial institutions, capital providers, or other consumers may be adversely affected. Potential consequences of any financial and economic decline include:

•the financial condition of those companies that advertise on our stations and digital platforms, including, among others, the automobile manufacturers and dealers, may be adversely affected and could result in a significant decline in our advertising revenue;

•geopolitical conditions could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact our operations, our customers operations and our Distributors operations;

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

•content providers may cut back on the amount of content we can acquire to program stations; and

•the possibility of our distribution customers losing subscribers, thereby impacting our distribution revenues.

Diamond Sports Group has announced that it is evaluating strategic alternatives.

On February 15, 2023, DSG announced that it entered into the 30-day grace period with respect to the approximately $140 million cash interest payments scheduled to be paid on February 15, 2023, on its 6.625% Senior Unsecured Notes due 2027, 5.375% 2L Senior Secured Notes due 2026, and 5.375% 3L Senior Secured Notes due 2026. DSG stated that it intends to use the 30-day grace period to continue progressing its ongoing discussions with creditors and other key stakeholders regarding potential strategic alternatives and deleveraging transactions. DSG is independently managed and the outcome of DSG’s strategic alternatives and/or deleveraging transactions is currently uncertain. Although DSG and its parent, DSIH, were deconsolidated from our financial statements effective March 1, 2022, we cannot ascertain whether potential resolutions will have a material impact on our cash flows and financial position.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                    PROPERTIES

We own and lease facilities consisting of offices, studios, sales offices, and tower and transmitter sites throughout the U.S.  Our owned and leased transmitter and tower sites are located in areas to provide maximum signal coverage to our stations' markets. We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations. We believe that no one property represents a material amount of the total properties owned or leased.

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

As of February 27, 2023, there are approximately 34 shareholders of record of our Class A Common Stock. Many of our shares of Class A Common Stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future dividends on our Common Stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

In February 2023, we declared a quarterly cash dividend of $0.25 per share.

See Note 3. Stock-Based Compensation Plans within the Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our Class A Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the NASDAQ Telecommunications Index (an index containing performance data of radio and television broadcast companies and communication equipment and accessories manufacturers) from December 31, 2017 through December 31, 2022. The performance graph assumes that an investment of $100 was made in the Class A Common Stock and in each Index on December 31, 2017 and that all dividends were reinvested.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period.

Company/Index/Market	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Sinclair Broadcast Group, Inc.	100.00	71.33	92.04	91.20	77.71	47.64
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Telecommunications Index	100.00	77.39	91.90	101.16	103.32	75.55

Stock Repurchases

The following table summarizes repurchases of our stock in the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
10/01/22 – 10/31/22	256,594	$18.61	256,594	$699
11/01/22 – 11/30/22	46,434	$17.83	46,434	$698
12/01/22 – 12/31/22	—	$—	—	$698

(a)All repurchases were made in open-market transactions.
(b)On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2022, we repurchased approximately 4.9 million shares for $120 million under a Rule 10b5-1 plan. As of December 31, 2022, the total remaining purchase authorization was $698 million.

ITEM 6.            [RESERVED]

ITEM 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled "Forward-Looking Statements." Certain risks may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors.

Overview

 The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition which should be read in conjunction with the other sections in this annual report, including Item 1. Business and the Consolidated Financial Statements, including the accompanying notes to those statements. This discussion consists of the following sections:

Executive Overview — a description of our business, summary of significant events, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the consolidated financial statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of our revenues by category and by network affiliation, a summary of other operating data, and an analysis of our revenues and expenses for 2022, 2021, and 2020, including a comparison between 2022 and 2021; and

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and contractual cash obligations and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities.

EXECUTIVE OVERVIEW

We are a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platform, and, prior to the Deconsolidation, regional and national sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and, prior to the Deconsolidation, college and professional sports. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage and/or operate technical and software services companies, research and development for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2022, we had one reportable segment for accounting purposes, broadcast. Prior to the Deconsolidation, we had two reportable segments for accounting purposes, broadcast and local sports. Our broadcast segment is comprised of our television stations. Our local sports segment was comprised of the RSNs and the YES Network. We also earn revenues from our owned networks, original content, digital and internet services, technical services, and non-media investments. These businesses are included within other. Other and corporate are not reportable segments. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

STG, for which certain assets and results of operations are included in the broadcast segment and which is one of our wholly owned subsidiaries, is the primary obligor under the STG Bank Credit Agreement and the STG Notes. We and substantially all of STG’s subsidiaries are guarantors under the STG debt instruments. Our Class A Common Stock and Class B Common Stock remain securities of SBG and not obligations or securities of STG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report on Form 10-K.

Summary of Significant Events

Transactions
•On March 1, 2022, SBG's subsidiary, Diamond Sports Intermediate Holdings, LLC, and certain of its direct and indirect subsidiaries, completed the Transaction. As part of the Transaction, the governance structure of DSIH was modified. As a result, DSIH, whose operations were the entirety of our local sports segment, was deconsolidated from the Company’s consolidated financial statements effective as of March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. In connection with the Transaction, we agreed to defer a portion of our management fees from DSG for the next several years.
•In March 2022, Tejas Networks ("Tejas"), part of the Tata Group, signed a definitive agreement to acquire approximately 65% of the shares of Saankhya Labs Private Ltd. Bangalore ("Saankhya"), in cash with the approximately 35% balance to be acquired subsequently through a merger process. ONE Media 3.0, a wholly-owned subsidiary of the Company, owned a 49% interest in Saankhya and sold the majority of its interest, while retaining a minority interest in Tejas. The proceedings for merger with Tejas have been initiated, and closing of the merger is subject to Teja shareholder approval as well as customary regulatory approvals in India.
•In May 2022, we sold certain assets of Ring of Honor Entertainment, including the wrestling promotion’s extensive video library dating back to 2002, brand assets, intellectual property, production equipment, and more, to an affiliate of All Elite Wrestling.

Content and Distribution
•In January 2022, we entered into multi-year renewals of the NBC affiliations and FOX affiliations in a total of 20 of our markets. Our partners to which we provide sales and other services under joint sales agreements or master service agreements also renewed NBC affiliations in four markets and FOX affiliations in seven markets.
•In January 2022, Tennis reached a multiyear agreement with the Women’s Tennis Association ("WTA") to telecast year-round WTA matches in Germany, Austria, Switzerland, and the Netherlands through Tennis’s subscription service and digital FAST channels.

•In March 2022, we announced the launch of our new business development unit, Free State Strategic Services ("Free State"). Free State’s mission is to provide the federal government, along with state and local agencies, a full suite of targeted digital marketing and advertising solutions to help government agencies communicate with the American public effectively and efficiently.
•In April 2022, we announced that we and Charter Communications, Inc. reached a comprehensive distribution agreement for continued carriage of our owned local broadcast stations and Tennis.
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
•In February 2023, we announced that our free, over-the-air multicast networks COMET, CHARGE!, and TBD will add 2.4 million households through upgraded local broadcast affiliates and linear carriage. This brings the total new coverage since the start of 2022 to nearly 17 million households.

Environmental, Social, and Governance
•In March 2022, ONE Media 3.0 held a three-part, virtual webinar series tackling the intricacies of Advanced Emergency Information (AEI) powered by the NextGen Broadcast standard, including the ways in which AEI can strengthen relationships with local emergency managers and public safety professionals, and how AEI can enable TV newsrooms to better serve communities during threats.
•In April 2022, we nominated the renowned Dr. Ben Carson, an experienced board director, former United States Presidential primary candidate and former Secretary of the U.S. Department of Housing and Urban Development, for election to our Board of Directors, as we continue to seek to add diversity to our leadership. In June 2022, Dr. Carson was elected to our Board of Directors.
•In April 2022, Project Baltimore, the special investigative reporting unit of WBFF/Fox 45 News, was honored by Investigative Reporters and Editors ("IRE") for its reporting on Baltimore's failure in its public school system. This was the fourth consecutive year a Sinclair newsroom has been so honored. In addition, KUTV in Salt Lake City was an IRE finalist for their investigation into the systematic failures within Utah’s probation and parole system. Over the last three years, our newsrooms have won a total of over 1,000 journalism awards.
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
•In April 2022, we raised over $215,000, including a $50,000 donation from the Company, through "Sinclair Cares: Ukraine Relief," a fundraising partnership with Global Red Cross to help with their humanitarian relief efforts in Ukraine and neighboring countries.
•In April 2022, our television stations were honored with a total of six National Headliner Awards, including top honors in the Public Service and Health/Science categories.
•In June 2022, we launched "Sinclair Cares: Summer Hunger Relief," which raised approximately $205,000, including a $25,000 donation from the Company, helping provide more than two million meals to children and families across the U.S.
•In July 2022, we announced that we awarded $50,000 in tuition assistance as part of our annual Diversity Scholarship program, aiming to invest in the future of the broadcast industry while helping students from diverse backgrounds. The program, started in 2013, was expanded nationally this year.
•For the year ended December 31, 2022, our newsrooms won a total of 290 journalism awards, including 24 Regional and two National RTDNA Edward R. Murrow awards and 74 regional Emmy awards.

NextGen Broadcasting (ATSC 3.0)
•In January 2022, the NextGen Video Information Systems Alliance published new consumer-facing research, sponsored by our subsidiary, ONE Media 3.0, that offered the first insight into which features American consumers want most in a NextGen Broadcast-enabled emergency information service. These include a desire for geo-targeted alerts, the ability to screen for only selected alerts, options for updated alerts, and importantly, a robust/dependable system that does not crash when the Internet or cell system goes down. All of these features are embedded in the NextGen Broadcast service.
•In January 2022, MPEG LA, a pioneer in the formation and management of patent pools, completed the formation of the ATSC 3.0 Patent Pool, dramatically simplifying the efficient licensing of the new ATSC 3.0 broadcast technology in multiple-receive devices, easing the distribution and deployment process. Included in the ATSC 3.0 Patent Pool are various patents owned by our subsidiary, ONE Media.
•In August 2022, we announced that we entered into Memorandums of Understanding with two top Korean broadcast networks - Korean Broadcast Systems and Munhwa Broadcasting Corp - to collaborate on the development and implementation of NextGen broadcast models and technology in both Korea and the United States.
•In November 2022, we entered into a Memorandum of Understanding with Hyundai Mobis, one of the world's largest automotive parts and services companies, to collaborate on the development and implementation of ATSC 3.0-enabled automotive business models in both Korea and the United States.
•In 2022 and to date in 2023, we, in coordination with other broadcasters, and led by BitPath, our joint venture with another broadcaster, have deployed NextGen TV, powered by ATSC 3.0, in the 14 additional markets below. This brings the total number of our markets in which NextGen TV has been deployed to 36:

Month	Market	Number of Stations	Company Stations
January 2022	Green Bay, WI	5	WLUK-TV (FOX), WCWF (CW)
March 2022	West Palm Beach, FL	5	WPEC (CBS), WWHB-CD (TBD)
March 2022	Charleston, SC	5	WCIV (ABC)
March 2022	Flint, MI	5	WSMH (FOX), WEYI-TV(a) (NBC), WBSF(a) (CW)
March 2022	Albany, NY	5	WRGB (CBS), WCWN (CW)
April 2022	Richmond-Petersburg, VA	7	WRLH-TV (FOX)
April 2022	Omaha, NE	5	KPTM (FOX), KXVO(b) (TBD)
June 2022	Greenville, SC	5	WLOS (ABC), WMYA(b) (MNT)
June 2022	Fresno / Visalia, CA	5	KMPH-TV (FOX), KFRE-TV (CW)
June 2022	San Antonio, TX	4	KABB (FOX), WOAI (NBC), KMYS(a) (DABL)
September 2022	Roanoke / Lynchburg, VA	5	WSET-TV
October 2022	Wichita / Hutchinson, KS	7	KSAS-TV (FOX), KMTW(b) (DABL)
December 2022	Birmingham / Tuscaloosa, AL	7	WTTO (CW), WABM (ABC), WDBB(b) (ABC and CW)
December 2022	Champaign / Springfield / Decatur, IL	8	WICS (ABC), WICD (ABC), WRSP-TV(a) (FOX), WCCU(a) (FOX), WBUI(a) (CW)

(a)The license and programming assets for these stations are currently owned by a third party. We provide certain non-programming related sales, operational, and administrative services to these stations pursuant to service agreements, such as JSAs and SSAs.
(b)The license asset for these stations are currently owned by a third party. We provide programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.

Financing, Capital Allocation, and Shareholder Returns
•In March 2022, we increased our quarterly cash dividend by 25% to $0.25 per share.
•In April 2022, we amended the STG Bank Credit Agreement to raise STG Term B-4 Loans in the amount of $750 million in order to refinance all outstanding STG Term B-1 loans and to redeem all of the outstanding STG 5.875% Notes. The amendment also extended the maturity of $612.5 million of revolving commitments to April 21, 2027.
•In the second quarter of 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million.

•For the year ended December 31, 2022, we repurchased approximately 4.9 million shares of Class A Common Stock for $120 million.
•For the year ended December 31, 2022, we paid dividends of $1.00 per share. In February 2023, we declared a quarterly cash dividend of $0.25 per share.

Industry Trends

•During the last few years, the number of subscribers to Distributor services in the United States has been declining, as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where, and how they consume news, sports, and other entertainment, including through the so-called “cutting the cord” and other consumption strategies.
•The Distributor industry has continued to undergo significant consolidation, which gives top Distributors purchasing power.
•vMVPDs have continued to gain increasing importance and have quickly become a critical segment of the market. These vMVPDs offer a limited number of networks at a lower price point as compared to the traditional cable offering.
•Political spending is significantly higher in the even-numbered years due to the cyclicality of political elections. In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election. 2020 proved to be a record year in political advertising.
•The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts. The FCC "must-carry" rules only apply to a station's primary digital stream.
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
•'Big Tech' has begun offering OTT platforms and broadcast networks have begun launching their own DTC platforms.
•Advertising revenue related to the Summer Olympics occurs in even numbered years, with the exception of 2020 which was postponed due to COVID-19 and took place in Summer 2021. Advertising revenue related to the Winter Olympics also occurs in even numbered years but are two years apart from the Summer Olympics. The Super Bowl is aired on a different network each year. All of these popularly viewed events can have an impact on our advertising revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, program contract costs, income taxes and variable interest entities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

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

The COVID-19 pandemic and war in Ukraine continue to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties continue to impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, program contract costs, and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. See Impairment of Goodwill, Intangibles, and Other Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion on how COVID-19 has impacted the value of goodwill and definite-lived intangible assets. Our estimates may further change in the future as the COVID-19 pandemic and war in Ukraine continue, new events occur, and additional information emerges, and such changes are recognized or disclosed in the consolidated financial statements.

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television, digital platforms, and, prior to the Deconsolidation, the RSNs. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is realized is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2022, our consolidated balance sheet includes $2,088 million and $150 million of goodwill and indefinite-lived intangible assets, respectively. We evaluate long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of our asset groups may not be recoverable.

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

We believe we have made reasonable estimates and utilized appropriate assumptions in the performance of our impairment assessments. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, and significant increases in discount rates, among other factors, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

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

Fair Value Measurements of Investments in Bally's Securities. As discussed in Note 6. Other Assets and Note 18. Fair Value Measurements within the Consolidated Financial Statements, we entered into a commercial agreement with Bally’s Corporation on November 18, 2020. As part of this arrangement, the Company received warrants and options to acquire common equity in the business. These financial instruments are measured each period at fair value. The fair value of the options are derived utilizing a Black Scholes valuation model which utilizes a number of inputs which most significantly includes the trading price of the underlying common stock and the exercise price of the options. The fair value of the warrants are primarily derived from the trading price of the underlying common stock and the exercise price of the warrants. The determination of the fair value of these financial instruments requires the Company to exercise judgment.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2022 and 2021, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the Internal Revenue Code ("IRC") Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Variable Interest Entities ("VIEs").  As discussed in Note 14. Variable Interest Entities within the Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services pursuant to arrangements, including LMAs, JSAs, and SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.

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

RESULTS OF OPERATIONS

Any references to the first, second, third or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. As of December 31, 2022, we had one reportable segment, broadcast. Prior to the Deconsolidation, we had two reportable segments for accounting purposes, broadcast and local sports.

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

Prior to the Deconsolidation, the operating results of the local sports segment were usually subject to cyclical fluctuations based on the timing and overlap of the MLB, NBA, and NHL seasons. Usually, the second and third quarter operating results were higher than the first and fourth quarter operating results.

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2022, 2021, and 2020 (in millions).

	Years Ended December 31,
	2022	2021	2020
Media revenues (a)	$3,894	$6,083	$5,843
Non-media revenues	34	51	100
Total revenues	3,928	6,134	5,943
Media programming and production expenses	1,942	4,291	2,735
Media selling, general and administrative expenses	812	908	832
Depreciation and amortization expenses (b)	321	591	674
Amortization of program contract costs	90	93	86
Non-media expenses	44	57	91
Corporate general and administrative expenses	160	170	148
Impairment of goodwill and definite-lived intangible assets	—	—	4,264
Gain on deconsolidation of subsidiary	(3,357)	—	—
Gain on asset dispositions and other, net of impairment	(64)	(71)	(115)
Operating income (loss)	$3,980	$95	$(2,772)
Net income (loss) attributable to Sinclair Broadcast Group	$2,652	$(414)	$(2,414)

(a)Media revenues include distribution revenue, advertising revenue, and other media related revenues.
(b)Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets and other assets.

The Impact of COVID-19 on our Results of Operations

Overview

As of December 31, 2022, the national state of emergency related to COVID-19 is still in effect, although President Biden has announced that he intends to end the national state of emergency on May 11, 2023. In addition, as of December 31, 2022, no material economic shutdowns or closures in the United States were in effect. However, outbreaks of new variants of COVID-19 continue to occur, so it still remains unclear what the future impact of COVID-19 will be on our business.

Business continuity

Certain of our facilities experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future and how long these disruptions will last. The COVID-19 pandemic has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The COVID-19 pandemic has also resulted in some workers leaving the workforce which has caused wage inflation and made it more difficult for us to find qualified employees.

A discussion regarding our financial results and operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (our "2021 Annual Report"), which is available free of charge on the SEC's website at www.sec.gov and our Investor Relations website at www.sbgi.net/investor-relations.

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the years ended December 31, 2022, 2021, and 2020 (in millions):

				Percent Change Increase / (Decrease)
	2022	2021	2020	‘22 vs.‘21	‘21 vs.‘20
Revenue:
Distribution revenue	$1,530	$1,475	$1,414	4%	4%
Advertising revenue	1,399	1,106	1,364	26%	(19)%
Other media revenue (a)	142	176	144	(19)%	22%
Media revenues	$3,071	$2,757	$2,922	11%	(6)%

Operating Expenses:
Media programming and production expenses	$1,400	$1,344	$1,257	4%	7%
Media selling, general and administrative expenses (b)	650	593	553	10%	7%
Amortization of program contract costs	72	76	83	(5)%	(8)%
Corporate general and administrative expenses	117	147	119	(20)%	24%
Depreciation and amortization expenses	240	247	239	(3)%	3%
Gain on asset dispositions and other, net of impairment	(15)	(24)	(118)	(38)%	(80)%
Operating income	$607	$374	$789	62%	(53)%

(a)Includes $26 million, $111 million, and $100 million for the years ended December 31, 2022, 2021, and 2020, respectively, of intercompany revenue related to certain services provided by broadcast to other and local sports, prior to the Deconsolidation, under management services agreements, which was eliminated in consolidation and $39 million of revenue for the year ended December 31, 2022 for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $52 million for the year ended December 31, 2022 of intercompany expense related to certain services provided to broadcast from other, which is eliminated in consolidation.

Revenues

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, increased $55 million in 2022, when compared to the same period in 2021, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue increased $293 million in 2022, when compared to the same period in 2021, primarily due to an increase in political advertising revenue, as 2022 was a political year, compared to 2021 which was a non-political year, as well as the loss of approximately $63 million in advertising revenue in 2021 as a result of the cyber incident.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the Twelve Months Ended December 31,
	2022	2021	2020
Local news	37%	34%	34%
Syndicated/Other programming	25%	27%	27%
Network programming	22%	23%	24%
Sports programming	13%	13%	12%
Paid programming	3%	3%	3%

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2022, 2021, and 2020:

	# of	Percent of Advertising Revenue for the Twelve Months Ended December 31,
	Channels (a)	2022	2021	2020
ABC	40	29%	31%	28%
FOX	55	23%	24%	25%
CBS	30	20%	20%	22%
NBC	25	18%	14%	15%
CW	46	5%	5%	5%
MNT	40	4%	4%	4%
Other	400	1%	2%	1%
Total	636

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Me TV, Quest, Rewind, Stadium, TBD, TCN, Telemundo, This TV, UniMas, Univision, and Weather.

Other media revenue. Other media revenue decreased $34 million in 2022, when compared to the same period in 2021. The decrease is primarily due to a $46 million decrease in revenue from the local sports segment related to providing certain services under a management services agreement due to the deferral of fees owed under the agreement, partially offset by a $6 million increase related to revenue recognized under the Bally's commercial agreement that we began performing on in the second quarter of 2021.

Expenses

Media programming and production expenses. Media programming and production expenses increased $56 million during 2022, when compared to the same period in 2021, primarily related to an increase in fees pursuant to network affiliation agreements of $49 million as a result of increased contractual rates, an $11 million increase in advertising and promotion costs, and a $4 million increase in building repairs and maintenance expenses. These increases were partially offset by a $10 million decrease in employee compensation cost.

Media selling, general and administrative expenses.  Media selling, general and administrative expenses increased $57 million during 2022, when compared to the same period in 2021, primarily due to a $40 million increase in third-party fulfillment costs relating to our digital business and a $26 million increase in information technology costs. The increases were partially offset by a decrease of $8 million related to FCC penalties incurred by several consolidated VIEs recorded in our consolidated financial statements in 2021, as discussed in Note 13. Commitments and Contingencies within the Consolidated Financial Statements.

Amortization of program contract costs. The amortization of program contract costs decreased $4 million during 2022, when compared to the same period in 2021, primarily related to the timing of amortization on long-term contracts and reduced renewal costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Depreciation and amortization expenses.  Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $7 million during 2022, when compared to the same period in 2021, primarily due to assets retired during 2022.

Gain on asset dispositions and other, net of impairments. During 2022 and 2021, we recorded gains of $15 million and $24 million, respectively, of which $4 million and $24 million, respectively, related to reimbursements from the spectrum repack. The remaining amounts are primarily related to net gains on the sale of certain broadcast assets. See Dispositions within Note 2. Acquisitions and Dispositions of Assets within the Consolidated Financial Statements for further discussion.

LOCAL SPORTS SEGMENT

Our local sports segment reflected the results of the Bally RSNs, Marquee, and a minority interest in the YES Network prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. The Bally RSNs, Marquee, and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the years ended December 31, 2022, 2021, and 2020 (in millions):

				Percent Change Increase / (Decrease)
	2022	2021	2020	‘22 vs.‘21	‘21 vs.‘20
Revenue:	(b) / (c)				(d)
Distribution revenue	$433	$2,620	$2,472	n/m	6%
Advertising revenue	44	409	196	n/m	109%
Other media revenue	5	27	18	n/m	50%
Media revenue	$482	$3,056	$2,686	n/m	14%

Operating Expenses:
Media programming and production expenses	$376	$2,793	$1,361	n/m	105%
Media selling, general and administrative expenses (a)	55	297	243	n/m	22%
Depreciation and amortization expenses	54	316	410	n/m	(23)%
Corporate general and administrative	1	10	10	n/m	—%
Gain on asset dispositions and other, net of impairment	—	(43)	—	n/m	n/m
Impairment of goodwill and definite-lived intangible assets	—	—	4,264	n/m	n/m
Operating loss (a)	$(4)	$(317)	$(3,602)	n/m	(91)%
Income from equity method investments	$10	$49	$6	n/m	n/m
Other (expense) income, net	$(3)	$15	$160	n/m	(91)%

n/m — not meaningful
(a)Includes $24 million, $109 million, and $98 million for the years ended December 31, 2022, 2021 and 2020, respectively, of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.
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
(d)Marquee was launched in late February 2020, therefore is a driver of the changes between the periods due to a full year of activity being included in the 2021, versus only 10 months of activity in 2020.

The decrease in the revenue and expense items noted above for the year ended December 31, 2022, when compared to the same period in the prior year, was primarily due to the Deconsolidation, as our current period results include only two months of activity, all of which occurred in the first quarter of 2022, due to the Deconsolidation, versus a full period of activity in the prior year, therefore the periods are not comparable. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion.

Media revenue. Media revenue is primarily derived from distribution and advertising revenue. Distribution revenue is generated through fees received from Distributors for the right to distribute the RSNs and advertising revenue is primarily generated from sales of commercial time within the RSNs' programming. Media revenue was $482 million for the year ended December 31, 2022, a decrease from $3,056 million for the year ended December 31, 2021 due to the Deconsolidation.

Media programming and production expenses. Media programming and production expenses are primarily related to amortization of our sports programming rights with MLB, NBA, and NHL teams, and the costs of producing and distributing content for our brands including live games, pre-game and post-game shows, and backdrop programming. Media programming and production expenses were $376 million for the year ended December 31, 2022, a decrease from $2,793 million for the year ended December 31, 2021 due to the Deconsolidation.

Media selling, general, and administrative expenses. Media selling, general, and administrative expenses are primarily related to management service agreement fees, employee compensation, advertising expenses, and consulting fees. Media selling, general, and administrative expenses were $55 million for the year ended December 31, 2022, a decrease from $297 million for the year ended December 31, 2021 due to the Deconsolidation.

Depreciation and amortization expenses. Depreciation and amortization expenses are primarily related to the depreciation of definite-lived assets and other assets. Depreciation and amortization expenses were $54 million for the year ended December 31, 2022, a decrease from $316 million for the year ended December 31, 2021 due to the Deconsolidation.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Other (expense) income, net. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For the year ended December 31, 2021, we recognized a gain of $43 million, related to the fair value of equipment that we received as part of an agreement with a communications provider in connection with the C-Band repack process in which we received equipment with a fair value of $58 million, at maximum cost to us of $15 million.

Income from equity method investments. Income from equity method investments was $10 million for the year ended December 31, 2022, a decrease from $49 million for the year ended December 31, 2021 due to the Deconsolidation, and is primarily related to the RSN's investment in the YES Network.

OTHER

The following table sets forth our revenue and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the years ended December 31, 2022, 2021, and 2020 (in millions):

				Percent Change Increase / (Decrease)
	2022	2021	2020	‘22 vs.‘21	‘21 vs.‘20
Revenue:
Distribution revenue	$180	$193	$199	(7)%	(3)%
Advertising revenue	233	217	131	7%	66%
Other media revenues	17	13	7	31%	86%
Media revenues (a)	$430	$423	$337	2%	26%
Non-media revenues (b)	$43	$58	$114	(26)%	(49)%

Operating Expenses:
Media expenses (c)	$362	$325	$254	11%	28%
Non-media expenses (d)	$50	$60	$98	(17)%	(39)%
Amortization of program contract costs	$18	$17	$3	6%	n/m
Corporate general and administrative expenses	$1	$1	$1	—%	—%
(Gain) loss on asset dispositions and other, net of impairments	$(15)	$(4)	$3	n/m	n/m
Operating income	$27	$51	$65	(47)%	(22)%
Income (loss) from equity method investments	$46	$(4)	$(42)	n/m	(90)%

n/m — not meaningful
(a)Media revenues for the years ended December 31, 2022 and 2021 include $58 million and $39 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(b)Non-media revenues for the years ended December 31, 2022, 2021, and 2020 include $9 million, $7 million, and $14 million, respectively, of intercompany revenues related to certain services and sales provided to the broadcast segment, which are eliminated in consolidation.
(c)Media expenses for the years ended December 31, 2022, 2021, and 2020 includes $11 million, $10 million, and $2 million, respectively, of intercompany expenses primarily related to certain services provided by the broadcast segment, which are eliminated in consolidation.
(d)Non-media expenses for the years ended December 31, 2022, 2021, and 2020 include $6 million, $3 million, and $7 million, respectively, of intercompany expenses related to certain services provided by the broadcast segment, which are eliminated in consolidation.

Revenue. Media revenue increased $7 million during 2022, when compared to the same period in 2021, primarily due to an increase in advertising revenue related to our digital businesses. Non-media revenue decreased $15 million during 2022, when compared to the same period in 2021, primarily due to the sale of Triangle Sign & Service, LLC (Triangle) in the second quarter of 2021.

Expenses. Media expenses increased $37 million during 2022, when compared to the same period in 2021, primarily due to our digital businesses and owned networks. Non-media expenses decreased $10 million during 2022, when compared to the same period in 2021, primarily due to the sale of Triangle in the second quarter of 2021.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

(Gain) loss on asset dispositions and other, net of impairments. During the year ended December 31, 2022, we recognized income of $11 million related to our broadcast technology operating investments, as well as a $4 million gain on the sale of Ring of Honor Entertainment. During the year ended December 31, 2021, we sold our controlling interest in Triangle for $12 million and recognized a gain on the sale of Triangle of $6 million, which is included in the gain on asset dispositions and other, net of impairment in our consolidated statements of operations.

Income from equity method investments. Income from equity method investments increased $50 million for the year ended December 31, 2022, when compared to the same period in 2021, primarily due to a gain on the sale of one of our real estate investments.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the years ended December 31, 2022, 2021, and 2020 (in millions):

				Percent Change Increase/ (Decrease)
	2022	2021	2020	‘22 vs.‘21	‘21 vs.‘20
Corporate general and administrative expenses	$160	$170	$148	(6)%	15%
Gain on deconsolidation of subsidiary	$(3,357)	$—	$—	n/m	n/m
Gain on asset dispositions and other, net of impairment	$(64)	$(71)	$(115)	(10)%	(38)%
Interest expense including amortization of debt discount and deferred financing costs	$296	$618	$656	(52)%	(6)%
Gain (loss) on extinguishment of debt	$3	$(7)	$(10)	n/m	(30)%
Other (expense) income, net	$(129)	$(14)	$325	n/m	n/m
Income tax (provision) benefit	$(913)	$173	$720	n/m	(76)%
Net income attributable to the redeemable noncontrolling interests	$(20)	$(18)	$(56)	11%	(68)%
Net (income) loss attributable to the noncontrolling interests	$(29)	$(70)	$71	(59)%	n/m

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased in total by $10 million during 2022, when compared to the same period in 2021, primarily due to an $18 million decrease in employee compensation costs related to the reduction-in-force that occurred in the first quarter of 2021, as well as compensation expense savings within the current period as a result of the reduction-in-force, partially offset by an $8 million increase in general insurance expenses related to the cybersecurity incident that occurred in the fourth quarter of 2021.

Gain on deconsolidation of subsidiary. During the first quarter of 2022 we recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Gain on asset dispositions and other, net of impairments. The table above shows total consolidated gain on asset dispositions and other, net of impairment. During the year ended December 31, 2022, we recognized $30 million of proceeds received from our insurance companies related to the cyber incident that occurred in the fourth quarter of 2021. The remainder of the amounts shown within the table above are discussed within the Broadcast Segment, Local Sports Segment and Other sections above.

Interest expense. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $322 million during 2022, when compared to the same period in 2021. The decrease is primarily due to a decrease in DSG interest expense of $364 million due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. Excluding the impact of the Deconsolidation, interest expense increased by $42 million primarily due to increased interest expense related to our variable rate debt.

Other (expense) income, net. Other expense, net increased by $115 million during 2022, when compared to the same period in 2021, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 6. Other Assets within the Consolidated Financial Statements for further information.

Income tax (provision) benefit. The 2022 income tax provision for our pre-tax income of $3,614 million resulted in an effective tax rate of 25.3%. The 2021 income tax benefit for our pre-tax loss of $499 million resulted in an effective tax rate of 34.7%. The decrease in the effective tax rate from 2021 to 2022 is primarily due to the 2021 benefit from federal tax credits related to investments in sustainability initiatives.

As of December 31, 2022, we had a net deferred tax liability of $610 million as compared to a net deferred tax asset of $293 million as of December 31, 2021. The increase in net deferred tax liability primarily relates to the 2022 Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

As of December 31, 2022, we had $17 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect our effective tax rate. We recognized $2 million of income tax expense for interest related to uncertain tax positions for the year ended December 31, 2022. See Note 12. Income Taxes within the Consolidated Financial Statements for further information.

Net (income) loss attributable to the noncontrolling interests. For the year ended December 31, 2022, net income attributable to the noncontrolling interests decreased $41 million, when compared to the same period in 2021, primarily as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had net working capital of approximately $1,075 million, including $884 million in cash and cash equivalent balances and $650 million of available borrowing capacity. Cash on hand, cash generated by our operations, and borrowing capacity under the STG Bank Credit Agreement are used as our primary sources of liquidity.

The STG Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the STG Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2022, the STG first lien leverage ratio was below 4.5x. Under the STG Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is drawn under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of December 31, 2022, STG was not subject to the financial maintenance covenant under the STG Bank Credit Agreement. The STG Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of December 31, 2022.

On April 21, 2022, STG entered into the Fourth Amendment to the STG Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the Guarantors and the lenders and other parties thereto (the "Fourth Amendment"). Pursuant to the Fourth Amendment, STG raised the STG Term Loan B-4 in an aggregate principal amount of $750 million, which matures on April 21, 2029. The proceeds from the STG Term Loan B-4 were used to refinance all of STG’s outstanding STG Term Loan B-1 due January 2024 and to redeem the outstanding STG 5.875% Notes. In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the STG Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025.

During the second quarter of 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired were canceled immediately following their acquisition.

For the year ending December 31, 2023, we expect capital expenditures to be within the range of $115 million to $125 million, primarily related to technical, maintenance, and building projects at our stations.

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements, such as notes payable, finance leases, and commercial bank financing; operating leases; and active television program contracts. Certain other contractual obligations have not been recognized as liabilities in our consolidated financial statements, such as certain future television program contracts and network programming rights. Active television program contracts are included in the balance sheet as an asset and liability while future television program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program. Industry protocol typically enables us to make payments for television program contracts on a three-month lag, which differs from the contractual timing. As of December 31, 2022, our significant contractual obligations include:

•Total debt, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $4,265 million, including current debt, due within the next 12 months, of $38 million. As of March 1, 2022, we no longer consolidate the debt of DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

•Interest due on our total debt in the next twelve months of $275 million, including interest estimated on our variable rate debt calculated at an effective weighted average interest rate of 7.07% as of December 31, 2022.

•Contractual amounts owed through the expiration date of the underlying agreement for active and future television program contracts, network programming rights, and Tennis programming rights of $2,415 million, including $1,065 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

See Note 7. Notes Payable and Commercial Bank Financing, Note 8. Leases, and Note 9. Program Contracts within the Consolidated Financial Statements for further information.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the STG Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to, the severity and duration of the COVID-19 pandemic, the war in Ukraine and other geopolitical matters and their resulting effect on the economy, our advertisers, and our Distributors and their subscribers, could affect our liquidity and our first lien leverage ratio which could affect our ability to access the full borrowing capacity under the STG Bank Credit Agreement. For our long-term liquidity needs, in addition to the sources described above, we may rely upon various sources, such as but not limited to, the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of Company assets. However, there can be no assurance that additional financing or capital or buyers of our Company assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the years ended December 31, 2022, 2021, and 2020 (in millions):

	2022	2021	2020
Net cash flows from operating activities	$799	$327	$1,548
Cash flows used in investing activities:
Acquisition of property and equipment	$(105)	$(80)	$(157)
Acquisition of businesses, net of cash acquired	—	(4)	(16)
Spectrum repack reimbursements	4	24	90
Proceeds from the sale of assets	9	43	36
Deconsolidation of subsidiary cash	(315)	—	—
Purchases of investments	(75)	(256)	(139)
Distributions from investments	99	26	26
Other, net	2	1	1
Net cash flows used in investing activities	$(381)	$(246)	$(159)
Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$728	$357	$1,819
Repayments of notes payable, commercial bank financing, and finance leases	(863)	(601)	(1,739)
Repurchase of outstanding Class A Common Stock	(120)	(61)	(343)
Dividends paid on Class A and Class B Common Stock	(70)	(60)	(63)
Dividends paid on redeemable subsidiary preferred equity	(7)	(5)	(36)
Redemption of redeemable subsidiary preferred equity	—	—	(547)
Debt issuance costs	—	(1)	(19)
Distributions to noncontrolling interests	(12)	(95)	(32)
Distributions to redeemable noncontrolling interests	—	(6)	(383)
Other, net	(9)	(52)	(117)
Net cash flows used in financing activities	$(353)	$(524)	$(1,460)
Operating Activities

Net cash flows from operating activities increased during the year ended December 31, 2022, when compared to the same period in 2021. The increase is primarily related to the receipt of income taxes receivable, increased cash collections on accounts receivable associated with increased political advertising revenue, as well as a partial period of payments for production and overhead costs, distributor rebate payments, and payments for sports rights as a result of the Deconsolidation, partially offset by the partial period of cash collections from Distributors and advertisers as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Investing Activities

Net cash flows used in investing activities increased during the year ended December 31, 2022, when compared to the same period in 2021. The increase is primarily related to the removal of DSIH's cash balance as a result of the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, partially offset by increased distributions from investments and decreased purchases of investments.

Financing Activities

Net cash flows used in financing activities decreased during the year ended December 31, 2022, when compared to the same period in 2021. The decrease is primarily related to the proceeds from the STG Term Loan B-4 issuance, partially offset by the repurchase of Class A Common Stock during 2022, the redemption of STG's Term Loan B-1, the redemption of the STG 5.875% Notes, and the partial redemption of the STG 5.125% Notes.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and consider entering into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on our fixed rate debt. See Note 7. Notes Payable and Commercial Bank Financing within the Consolidated Financial Statements for further discussion. We did not have any outstanding derivative instruments during the three years ended December 31, 2022, 2021, and 2020. However, we did enter into an interest rate swap in February 2023. See Subsequent Events in Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

We are exposed to risk from the changing interest rates of our variable rate debt issued under the STG Bank Credit Agreement. As of December 31, 2022, our total variable rate debt under the STG Bank Credit Agreement was $2,733 million. We estimate that adding 1% to respective interest rates would result in an increase in our interest expense of $27 million.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2022.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2022.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on our assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in "Rules 13a-15(f) and 15d-15(f)" under the 'Exchange Act") during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions, “Directors, Executive Officers and Key Employees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics” and “Corporate Governance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2022,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders under the caption, “Security Ownership of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this report.

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
3.2
Amendment to Sinclair Broadcast Group, Inc.'s Amended and Restated Articles of Incorporation. (Incorporated by reference from Appendix B to Registrant's Proxy Statement on Schedule 14A filed April 22, 2022.)

3.3
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

4.2
Indenture, dated as of November 27, 2019, by and among Sinclair Television Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on November 27, 2019.)

4.3
Secured Notes Indenture, dated as of December 4, 2020, by and among Sinclair Television Group, Inc., the guarantors party thereto and U.S. Bank National Association as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on December 4, 2020.)

4.4**	Description of the Sinclair Broadcast Group, Inc.'s Class A Common Stock.
10.1*	1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.36 to Registrant’s Report on Form 10-K/A filed on April 11, 1997.)
10.2*	First Amendment to 1996 Long-Term Incentive Plan for Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit B to Registrant’s Proxy Statement on Schedule 14A filed April 10, 1998.)
10.3*	Second Amendment to the 1996 Long-Term Incentive Plan of Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.39 to Registrant’s Report on Form 10-K filed on March 3, 2014.)
10.4*	Sinclair Broadcast Group, Inc. 2022 Stock Incentive Plan (Incorporated by reference from Exhibit A to Registrant's Proxy Statement on Schedule 14A filed April 22, 2022.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.5*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)
10.6*	Form of Restricted Stock Award Agreement. (Incorporated by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2019.)
10.7*	Form of Restricted Stock Award Agreement - February 2021 Grants. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 10. 2021.)
10.8*	Form of Stock Appreciation Right Agreement. (Incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 11, 2020.)
10.9*	Form of Stock Appreciation Rights Agreement - February 2021 Grants. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2021.)
10.10*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.2 to Registrant’s Report on Form 10-Q filed November 13, 1998.)

10.11*
Employment Agreement by and between Sinclair Broadcast Group, Inc. and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.1 to Registrant’s Report on Form 10-Q filed November 13, 1998.)

10.12*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Christopher Ripley dated August 23, 2017. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.13*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, Inc. and Lucy Rutishauser dated August 28, 2017. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.14*
Amended and Restated Employment Agreement by and between Sinclair Television Group, Inc. and Robert Weisbord dated January 16, 2020. (Incorporated by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2021.)

10.15
Amended and Restated Lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Exhibit 10.24 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.16
Amended and Restated Lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.25 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.17
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.26 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.18
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.27 to Registrant’s Report on Form 10-K filed March 5, 2010.)

10.19
Amendment No. 1 to Lease dated as of January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.34 to Registrant’s Report on Form 10-K filed on March 12, 2013.)

10.20
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, Inc. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.21
Professional Services Agreement dated as of March 6, 2020 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.29 to Registrant's Report on Form 10-K filed on March 1, 2021.)

10.22
Amended and Restated Professional Services Agreement dated as of February 11, 2021 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, Inc. (Incorporated by reference from Exhibit 10.30 to Registrant's Report on Form 10-K filed on March 1, 2021.)

10.23
Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings, LLC, dated as August 23, 2019. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 23, 2019.)

10.24
First Amendment to the Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings LLC, dated as of February 18, 2020. (Incorporated by reference from Exhibit 10.32 to Registrant's Report on Form 10-K filed on March 1, 2021.)

10.25
Second Amendment to the Amended and Restated Limited Liability Company Agreement of Diamond Sports Holdings LLC, dated as of June 30, 2020. (Incorporated by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 10, 2020.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.26
Preferred Unit Purchase Agreement, by and among Sinclair Broadcast Group, Inc., Diamond Sports Holdings LLC, Preferred Equity Holding Co LLC and JPMorgan Chase Funding Inc., dated February 10, 2023. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 10, 2023.)

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

21**	Subsidiaries of the Registrant.
23**	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included on the Signatures page of this Annual Report on Form 10-K.
31.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1***	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2***	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

EXHIBIT NO.	EXHIBIT DESCRIPTION
99.1	Stockholders’ Agreement dated April 2, 2015 by and among the Smith Brothers. (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 6, 2015.)
101	The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2022 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).**

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

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2023.

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

Signature	Title	Date

/s/ Christopher S. Ripley	President and Chief Executive Officer
Christopher S. Ripley		March 1, 2023

/s/ Lucy A. Rutishauser	Executive Vice President and Chief Financial Officer
Lucy A. Rutishauser		March 1, 2023

/s/ David R. Bochenek	Senior Vice President and Chief Accounting Officer
David R. Bochenek		March 1, 2023

/s/ David D. Smith	Chairman of the Board and Executive Chairman
David D. Smith		March 1, 2023

/s/ Frederick G. Smith
Frederick G. Smith	Director	March 1, 2023

/s/ J. Duncan Smith
J. Duncan Smith	Director	March 1, 2023

/s/ Robert E. Smith
Robert E. Smith	Director	March 1, 2023

/s/ Laurie R. Beyer
Laurie R. Beyer	Director	March 1, 2023

/s/ Benjamin S. Carson, Sr.
Benjamin S. Carson, Sr.	Director	March 1, 2023

/s/ Howard E. Friedman
Howard E. Friedman	Director	March 1, 2023

/s/ Daniel C. Keith
Daniel C. Keith	Director	March 1, 2023

/s/ Benson E. Legg
Benson E. Legg	Director	March 1, 2023

SINCLAIR BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair Broadcast Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, equity (deficit) and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Broadcast Segment Advertising Revenue

As discussed in Note 1 to the consolidated financial statements, the Company recorded advertising revenue of $1,399 million relating to the broadcast segment for the year ended December 31, 2022. Advertising revenue is derived primarily from the sale of broadcast advertising spots/impressions. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered.

The principal consideration for our determination that performing procedures relating to broadcast segment advertising revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for advertising revenue, including controls over the recording of advertising revenue in the period in which the advertising spots/impressions are delivered. These procedures also included, among others, evaluating revenue recognition for a sample of broadcast advertising transactions by obtaining taped recordings denoting the as aired advertisements and comparing those ads to the invoices generated for selected transactions and cash received against revenue transactions recorded in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 1, 2023

We have served as the Company’s auditor since 2009

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$816
Accounts receivable, net of allowance for doubtful accounts of $5 and $7, respectively	612	1,245
Income taxes receivable	5	152
Prepaid sports rights	—	85
Prepaid expenses and other current assets	182	173
Total current assets	1,683	2,471
Property and equipment, net	728	833
Operating lease assets	145	207
Deferred tax assets	—	293
Restricted cash	—	3
Goodwill	2,088	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	444	3,904
Other definite-lived intangible assets, net	502	1,184
Other assets	964	1,408
Total assets (a)	$6,704	$12,541

LIABILITIES , REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$397	$655
Current portion of notes payable, finance leases, and commercial bank financing	38	69
Current portion of operating lease liabilities	23	35
Current portion of program contracts payable	83	97
Other current liabilities	67	346
Total current liabilities	608	1,202
Notes payable, finance leases, and commercial bank financing, less current portion	4,227	12,271
Operating lease liabilities, less current portion	154	205
Program contracts payable, less current portion	10	21
Deferred tax liabilities	610	—
Other long-term liabilities	220	351
Total liabilities (a)	5,829	14,050
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	194	197
Shareholders' Equity:
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 45,847,879 and 49,314,303 shares issued and outstanding, respectively	1	1
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	624	691
Retained Earnings (accumulated deficit)	122	(2,460)
Accumulated other comprehensive income (loss)	1	(2)
Total Sinclair Broadcast Group shareholders’ equity (deficit)	748	(1,770)
Noncontrolling interests	(67)	64
Total equity (deficit)	681	(1,706)
Total liabilities, redeemable noncontrolling interests, and equity	$6,704	$12,541

The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2022 and 2021 include total assets of VIEs of $115 million and $217 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2022 and 2021 include total liabilities of the VIEs of $18 million and $62 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 14. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In millions, except share and per share data)

	2022	2021	2020
REVENUES:
Media revenues	$3,894	$6,083	$5,843
Non-media revenues	34	51	100
Total revenues	3,928	6,134	5,943

OPERATING EXPENSES:
Media programming and production expenses	1,942	4,291	2,735
Media selling, general and administrative expenses	812	908	832
Amortization of program contract costs	90	93	86
Non-media expenses	44	57	91
Depreciation of property and equipment	100	114	102
Corporate general and administrative expenses	160	170	148
Amortization of definite-lived intangible and other assets	221	477	572
Impairment of goodwill and definite-lived intangible assets	—	—	4,264
Gain on deconsolidation of subsidiary	(3,357)	—	—
Gain on asset dispositions and other, net of impairment	(64)	(71)	(115)
Total operating (gains) expenses	(52)	6,039	8,715
Operating income (loss)	3,980	95	(2,772)

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(296)	(618)	(656)
Gain (loss) on extinguishment of debt	3	(7)	(10)
Income (loss) from equity method investments	56	45	(36)
Other (expense) income, net	(129)	(14)	325
Total other expense, net	(366)	(594)	(377)
Income (loss) before income taxes	3,614	(499)	(3,149)
INCOME TAX (PROVISION) BENEFIT	(913)	173	720
NET INCOME (LOSS)	2,701	(326)	(2,429)
Net income attributable to the redeemable noncontrolling interests	(20)	(18)	(56)
Net (income) loss attributable to the noncontrolling interests	(29)	(70)	71
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$2,652	$(414)	$(2,414)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings (loss) per share	$37.54	$(5.51)	$(30.20)
Diluted earnings (loss) per share	$37.54	$(5.51)	$(30.20)
Basic weighted average common shares outstanding (in thousands)	70,653	75,050	79,924
Diluted weighted average common and common equivalent shares outstanding (in thousands)	70,656	75,050	79,924

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In millions)

	2022	2021	2020
Net income (loss)	$2,701	$(326)	$(2,429)
Adjustments to post-retirement obligations, net of taxes	3	1	(1)
Share of other comprehensive gain (loss) of equity method investments	3	7	(7)
Comprehensive income (loss)	2,707	(318)	(2,437)
Comprehensive income attributable to redeemable noncontrolling interests	(20)	(18)	(56)
Comprehensive (income) loss attributable to noncontrolling interests	(29)	(70)	71
Comprehensive income (loss) attributable to Sinclair Broadcast Group	$2,658	$(406)	$(2,422)

The accompanying notes are an integral part of these consolidated financial statements

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In millions, except share data)

		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.80 per share)	—	—	—	—	—	—	(60)	—	—	(60)
Class B Common Stock converted into Class A Common Stock	—	952,626	—	(952,626)	—	—	—	—	—	—
Repurchases of Class A Common Stock	—	(2,438,585)	—	—	—	(61)	—	—	—	(61)
Class A Common Stock issued pursuant to employee benefit plans	—	1,547,591	—	—	—	31	—	—	—	31
Distributions to noncontrolling interests, net	(11)	—	—	—	—	—	—	—	(95)	(95)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net income (loss)	18	—	—	—	—	—	(414)	—	70	(344)
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In millions, except share data)

		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	—	(70)	—	—	(70)
Repurchases of Class A Common Stock	—	(4,850,398)	—	—	—	(120)	—	—	—	(120)
Class A Common Stock issued pursuant to employee benefit plans	—	1,383,974	—	—	—	53	—	—	—	53
Distributions to noncontrolling interests, net	(7)	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	20	—	—	—	—	—	2,652	—	29	2,681
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(In millions)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,701	$(326)	$(2,429)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of goodwill and definite-lived intangible assets	—	—	4,264
Amortization of sports programming rights	326	2,350	1,078
Amortization of definite-lived intangible and other assets	221	477	572
Depreciation of property and equipment	100	114	102
Amortization of program contract costs	90	93	86
Stock-based compensation	50	60	52
Deferred tax provision (benefit)	906	(92)	(604)
Gain on asset disposition and other, net of impairment	(11)	(69)	(119)
Gain on deconsolidation of subsidiary	(3,357)	—	—
(Income) loss from equity method investments	(56)	(45)	36
Loss (income) from investments	133	38	(152)
Distributions from investments	87	54	27
Sports programming rights payments	(325)	(1,834)	(1,345)
Rebate payments to distributors	(15)	(202)	—
(Gain) loss on extinguishment of debt	(3)	7	10
Measurement adjustment loss (gain) on variable payment obligations	3	(15)	(159)
Changes in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
Decrease (increase) in accounts receivable	20	(187)	70
(Increase) decrease in prepaid expenses and other current assets	(96)	(86)	48
(Decrease) increase in accounts payable and accrued and other current liabilities	(14)	113	(3)
Net change in current and long-term net income taxes payable/receivable	147	(52)	(127)
Decrease in program contracts payable	(103)	(102)	(96)
(Decrease) increase in other long-term liabilities	(7)	3	198
Other, net	2	28	39
Net cash flows from operating activities	799	327	1,548
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(105)	(80)	(157)
Acquisition of businesses, net of cash acquired	—	(4)	(16)
Spectrum repack reimbursements	4	24	90
Proceeds from the sale of assets	9	43	36
Deconsolidation of subsidiary cash	(315)	—	—
Purchases of investments	(75)	(256)	(139)
Distributions from investments	99	26	26
Other, net	2	1	1
Net cash flows used in investing activities	(381)	(246)	(159)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	728	357	1,819
Repayments of notes payable, commercial bank financing, and finance leases	(863)	(601)	(1,739)
Repurchase of outstanding Class A Common Stock	(120)	(61)	(343)
Dividends paid on Class A and Class B Common Stock	(70)	(60)	(63)
Dividends paid on redeemable subsidiary preferred equity	(7)	(5)	(36)
Redemption of redeemable subsidiary preferred equity	—	—	(547)
Debt issuance costs	—	(1)	(19)
Distributions to noncontrolling interests, net	(12)	(95)	(32)
Distributions to redeemable noncontrolling interests	—	(6)	(383)
Other, net	(9)	(52)	(117)
Net cash flows used in financing activities	(353)	(524)	(1,460)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	65	(443)	(71)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	819	1,262	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$884	$819	$1,262

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. ("SBG," the "Company," or sometimes referred to as "we" or "our") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platform, and, prior to the Deconsolidation (defined below), regional and national sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and, prior to the Deconsolidation, college and professional sports. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage and/or operate technical and software services companies, research and development for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2022, we had one reportable segment for accounting purposes, broadcast. Prior to the Deconsolidation, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to LMAs, or provide sales services and other non-programming operating services pursuant to other outsourcing agreements, such as JSAs and SSAs. These stations broadcast 636 channels as of December 31, 2022. For the purpose of this report, these 185 stations and 636 channels are referred to as "our" stations and channels. The local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs." The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and VIEs for which we are the primary beneficiary. Noncontrolling interests represent a minority owner's proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

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

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, SBG's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH") completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in DSIH under the equity method of accounting. See Note 6. Other Assets for more information.

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

The impact of the war in Ukraine and COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could further materially impact our estimates related to, but not limited to, revenue recognition, goodwill and intangible assets, program contract costs and income taxes. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued amended guidance on the accounting for credit losses on financial instruments. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a forward-looking "expected loss" model that will replace the current "incurred loss" model that will generally result in the earlier recognition of allowances for losses. We adopted this guidance during the first quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements.

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

In October 2018, the FASB issued guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety, as currently required in generally accepted accounting principles ("GAAP"). We adopted this guidance during the first quarter of 2020. The impact of the adoption did not have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The guidance was effective for all entities immediately upon issuance of the update and may be applied prospectively to applicable transactions existing as of or entered into from the date of adoption through December 31, 2024. We adopted this guidance upon issuance and it did not have an impact on our consolidated financial statements.

In October 2021, the FASB issued guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The guidance is effective for acquisitions that close after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance, but do not expect a material impact on our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We regularly review accounts receivable and determine an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant's ability to pay, past collection experience, and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2022, 2021, and 2020 is as follows (in millions):

	2022	2021	2020
Balance at beginning of period	$7	$5	$8
Charged to expense	4	3	2
Net write-offs	(6)	(1)	(5)
Balance at end of period	$5	$7	$5

As of December 31, 2022, one customer accounted for 13% of our accounts receivable, net. As of December 31, 2021, three customers accounted for 15%, 15%, and 12%, respectively, of our accounts receivable, net. As of December 31, 2020, three customers accounted for 19%, 17%, and 15%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

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

Fair value is determined utilizing a discounted cash flow model based on management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. We assess our program contract costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

Sports Programming Rights

Prior to the Deconsolidation, DSIH had multi-year program rights agreements that provided DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. A prepaid asset was recorded for rights acquired related to future games upon payment of the contracted fee. The assets recorded for the acquired rights were classified as current or non-current based on the period when the games were expected to be aired. Liabilities were recorded for any program rights obligations that were incurred but not yet paid at period end. We amortized these programming rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

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

We evaluate our long-lived assets, including definite-lived intangible assets, for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of long-lived assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis.

During the years ended December 31, 2022 and 2021, we did not identify any indicators that our goodwill, indefinite-lived or long-lived assets may not be recoverable. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

During the year ended December 31, 2020, the RSNs included in the local sports segment prior to the Deconsolidation were negatively impacted by the loss of three Distributors in 2020. In addition, their existing Distributors experienced elevated levels of subscriber erosion which we believe was influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the economic environment, the COVID-19 pandemic, and related uncertainties. As a result of these factors, we performed an impairment test of the RSN reporting units' goodwill and long-lived asset groups during the third quarter of 2020 which resulted in a non-cash impairment charge of goodwill of $2,615 million, customer relationships of $1,218 million, and other definite-lived intangible assets of $431 million, included within impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations for the year ended December 31, 2020.

We believe we have made reasonable estimates and utilized appropriate assumptions in the performance of our impairment assessments. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, and significant increases in discount rates, among other factors, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
Compensation and employee benefits	$100	$142
Interest	11	126
Programming related obligations	151	227
Legal, litigation, and regulatory	10	6
Accounts payable and other operating expenses	125	154
Total accounts payable and accrued liabilities	$397	$655

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2022 and 2021, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the IRC Section 163(j) and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Supplemental Information — Statements of Cash Flows

During the years ended December 31, 2022, 2021, and 2020, we had the following cash transactions (in millions):

	2022	2021	2020
Income taxes paid	$18	$16	$11
Income tax refunds	$158	$44	$2
Interest paid	$387	$583	$634

Non-cash investing activities included property and equipment purchases of $5 million for each of the years ended December 31, 2022 and 2021 and $6 million for the year ended December 31, 2020; the receipt of equipment with a fair value of $58 million in connection with completing the repack process as more fully described in Note 2. Acquisitions and Dispositions of Assets for the year ended December 31, 2021; and the transfer of an asset for property of $7 million for the year ended December 31, 2020.

During the years ended December 31, 2022 and 2021, we received equity shares in investments valued at $3 million and $6 million, respectively, in exchange for an equivalent value of advertising spots. During the year ended December 31, 2020 the Company entered into a commercial agreement with Bally's and received equity interests in the business with a value of $199 million. See Note 6. Other Assets and Note 18. Fair Value Measurements for further discussion. Non-cash transactions related to sports rights were $22 million for the year ended December 31, 2020.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment for the years ended December 31, 2022, 2021, and 2020 (in millions):

For the year ended December 31, 2022	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,530	$433	$180	$—	$2,143
Advertising revenue	1,399	44	233	(62)	1,614
Other media, non-media, and intercompany revenue	142	5	60	(36)	171
Total revenues	$3,071	$482	$473	$(98)	$3,928

For the year ended December 31, 2021	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,475	$2,620	$193	$—	$4,288
Advertising revenue	1,106	409	217	(41)	1,691
Other media, non-media, and intercompany revenue	176	27	71	(119)	155
Total revenues	$2,757	$3,056	$481	$(160)	$6,134

For the year ended December 31, 2020	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$1,414	$2,472	$199	$—	$4,085
Advertising revenue	1,364	196	131	(2)	1,689
Other media, non-media, and intercompany revenue	144	18	121	(114)	169
Total revenues	$2,922	$2,686	$451	$(116)	$5,943

Distribution Revenue. We generate distribution revenue through fees received from Distributors for the right to distribute our stations, other properties, and, prior to the Deconsolidation, the RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers ("as usage occurs") which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions within our broadcast television, digital platforms, and, prior to the Deconsolidation, the RSNs. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Deferred Revenues. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within our consolidated balance sheets, based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $200 million, $235 million, and $233 million as of December 31, 2022, 2021, and 2020, respectively, of which $144 million, $164 million, and $184 million as of December 31, 2022, 2021, and 2020, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the years ended December 31, 2022 and 2021 that was included in the deferred revenue balance as of December 31, 2021 and 2020 was $62 million and $45 million, respectively.

On November 18, 2020, the Company and DSG entered into an enterprise-wide commercial agreement with Bally's Corporation, including providing certain branding integrations in our regional sports networks, broadcast networks, and other properties. These branding integrations include naming rights associated with the majority of our regional sports networks (other than Marquee). The initial term of this arrangement is ten years and we began performing under this arrangement in 2021. The Company received non-cash consideration initially valued at $199 million which is reflected as a contract liability and recognized as revenue as the performance obligations under the arrangement are satisfied. See Note 6. Other Assets for more information.

For the year ended December 31, 2022, three customers accounted for 12%, 11%, and 10%, respectively, of our total revenues. For the year ended December 31, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of our total revenues. For the year ended December 31, 2020, three customers accounted for 18%, 17%, and 12%, respectively, of our total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $9 million, $22 million, and $23 million for the years ended December 31, 2022, 2021, and 2020.

Financial Instruments

Financial instruments, as of December 31, 2022 and 2021, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, stock options and warrants, and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 18. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We maintain a supplemental executive retirement plan which we inherited upon the acquisition of certain stations. As of December 31, 2022, the estimated projected benefit obligation was $14 million, of which $1 million is included in accrued expenses and $13 million is included in other long-term liabilities in our consolidated balance sheets. At December 31, 2022, the projected benefit obligation was measured using a 5.20% discount rate compared to a discount rate of 2.61% for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, we made $1 million and $2 million, respectively, in benefit payments. We recognized actuarial gains of $3 million and $1 million through other comprehensive income for the years ended December 31, 2022 and 2021, respectively. For each of the years ended December 31, 2022 and 2021, we recognized $1 million of periodic pension expense, reported in other (expense) income, net in our consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2022, the assets and liabilities included in our consolidated balance sheets related to deferred compensation plans were $41 million and $35 million, respectively.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

Subsequent Events

STG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026. The swap agreement has a notional amount of $600 million and bears a fixed interest rate of 3.9%.

On February 10, 2023, we entered into an agreement to facilitate the purchase of the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity, as defined in Redeemable Subsidiary Preferred Equity within Note 10. Redeemable Noncontrolling Interests, for an aggregate purchase price of $190 million representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the years ended December 31, 2021 and 2020, we acquired certain businesses for an aggregate purchase price, net of cash acquired, of $26 million, including working capital adjustments and other adjustments. There were no acquisitions during the year ended December 31, 2022.

The following summarizes the acquisition activity during the years ended December 31, 2021 and 2020:

2021 Acquisitions

During the year ended December 31, 2021, we completed the acquisition of ZypMedia for approximately $7 million in cash. The acquired assets and liabilities were recorded at fair value as of the closing date of the transactions.

During the year ended December 31, 2021, we purchased 360IA, LLC for $5 million, with $2 million being paid in cash and the remaining to be paid in $1 million increments on each of the first three anniversaries following the closing date.

2020 Acquisitions

During the year ended December 31, 2020, we completed the acquisition of the license asset and certain non-license assets of a radio station for $7 million and the license assets and certain non-license assets of two television stations for $9 million. The acquisitions were completed using cash on hand.

Financial Results of Acquisitions

The following tables summarize the results of the net revenues and operating loss included in the financial statements of the Company beginning on the acquisition date of each acquisition as listed below (in millions):

	2022	2021	2020
Revenues:
Other acquisitions in 2020	$—	$4	$3
Other acquisitions in 2021	72	8	—
Total net revenues	$72	$12	$3

	2022	2021	2020
Operating Loss:
Other acquisitions in 2020	$—	$(9)	$(2)
Other acquisitions in 2021	(7)	(45)	—
Total operating loss	$(7)	$(54)	$(2)

In connection with the 2020 acquisition, for the year ended December 31, 2020 we recognized $5 million of transaction costs which we expensed as incurred and classified as corporate general and administrative expenses in our consolidated statements of operations.

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

In June 2021, we sold our controlling interest in Triangle Sign & Service, LLC ("Triangle") for $12 million. We recorded a gain on the sale of Triangle of $6 million, of which $3 million was attributable to noncontrolling interests, for the year ended December 31, 2021, which is included in the gain on asset dispositions and other, net of impairment and net (income) loss attributable to the noncontrolling interests, respectively, in our consolidated statements of operations.

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

Broadcast Incentive Auction. In 2012, Congress authorized the FCC to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for the spectrum repack costs incurred of $4 million, $24 million, and $90 million for the years ended December 31, 2022, 2021, and 2020, respectively, which are recorded within gain on asset dispositions and other, net of impairment in our consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, capital expenditures related to the spectrum repack were $1 million, $12 million, and $61 million, respectively.

In December 2020, the FCC began a similar repacking process associated with a portion of the C-Band spectrum in order to free up this spectrum for the use of 5G wireless services. The repack is scheduled to be completed in two phases, the first ended on December 31, 2021 and the second will end on December 31, 2023. Prior to the Deconsolidation, DSG entered into an agreement with a communications provider in which they received equipment to complete the repack process at a maximum cost to DSG of $15 million. Prior to the Deconsolidation, for the year ended December 31, 2021, we recognized a gain of $43 million, which is recorded within gain on asset dispositions and other, net of impairment in our consolidated statements of operations, equal to the fair value of the equipment that DSG received of $58 million, less the maximum cost to DSG of $15 million.

3. STOCK-BASED COMPENSATION PLANS:

In June 1996, our Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan ("LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees. Under the LTIP, we have issued restricted stock awards ("RSAs"), stock grants to our non-employee directors, stock-settled appreciation rights ("SAR"), and stock options. In June 2022, our Board of Directors adopted, upon approval of the shareholders by proxy, the 2022 Stock Incentive Plan ("SIP"). Upon approval of the SIP, it succeeded the LTIP and no additional awards were granted under the LTIP. All outstanding awards granted under the LTIP will remain subject to their original terms. The purpose of the SIP is to provide stock-based incentives that align the interests of employees, consultants, and outside directors with those of the stockholders of the Company by motivating its employees to achieve long-term results and rewarding them for their achievements, and to attract and retain the types of employees, consultants, and outside directors who will contribute to the Company’s long-range success.

A total of 10,498,506 shares of Class A Common Stock are reserved for awards under the SIP. As of December 31, 2022, 10,407,805 shares were available for future grants. Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions for participants in our 401(k) plan, an employee stock purchase plan ("ESPP"), and subsidiary stock awards. Stock-based compensation expense has no effect on our consolidated cash flows. For the years ended December 31, 2022, 2021, and 2020, we recorded stock-based compensation of $50 million, $60 million, and $51 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

RSAs.  RSAs issued in 2022, 2021, and 2020 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market. Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2021	501,381	$28.87
2022 Activity:
Granted	649,542	27.10
Vested	(659,056)	26.64
Forfeited	(14,146)	29.55
Unvested shares at December 31, 2022	477,721	$29.53

For the years ended December 31, 2022, 2021, and 2020, we recorded compensation expense of $19 million, $21 million, and $23 million, respectively. The majority of the unrecognized compensation expense of $5 million as of December 31, 2022 will be recognized in 2023.

Stock Grants to Non-Employee Directors.  In addition to fees paid in cash to our non-employee directors, on the date of each annual meeting of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock. We issued 60,732 shares in 2022, 45,836 shares in 2021, and 63,600 shares in 2020. We recorded expense of $2 million for each of the years ended December 31, 2022 and 2021 and $1 million for the year ended December 31, 2020, which was based on the average share price of the stock on the date of grant. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

SARs.  These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2022, 2021, and 2020, we recorded compensation expense of $10 million, $15 million, and $6 million, respectively.

The following is a summary of the 2022 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2021	2,295,247	$31.29
2022 Activity:
Granted	974,669	27.48
Outstanding SARs at December 31, 2022	3,269,916	$30.16

As of December 31, 2022, there was no aggregate intrinsic value of the SARs outstanding and the outstanding SARs have a weighted average remaining contractual life of 8 years.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.6%	0.6%	1.2% - 1.6%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	49.6%	48.2%	35.0%
Annual dividend yield	3.0%	2.5%	2.4% - 2.9%

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

Options.  As of December 31, 2022, there were options outstanding to purchase 375,000 shares of Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.25 and a weighted average remaining contractual term of 3 years. As of December 31, 2022, there was no aggregate intrinsic value for the options outstanding. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2022. There was no expense recognized during the years ended December 31, 2022, 2021, and 2020.

During 2022, outstanding SARs and options increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

401(k) Match.  The Sinclair Broadcast Group, Inc. 401(k) Profit Sharing Plan and Trust ("the 401(k) Plan") is available as a benefit for our eligible employees.  Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (the "Match"). The Match and any additional discretionary contributions may be made using our Class A Common Stock, if the Board of Directors so chooses. Typically, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The number of our Class A Common shares granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. For the years ended December 31, 2022, 2021, and 2020, we recorded $17 million, $20 million, and $19 million, respectively, of stock-based compensation expense related to the Match. A total of 7,000,000 shares of Class A Common Stock are reserved for matches under the plan. As of December 31, 2022, 1,645,489 shares were available for future grants.

ESPP.  The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP was $2 million for each of the years ended December 31, 2022 and 2021 and $3 million for the year ended December 31, 2020. A total of 5,200,000 shares of Class A Common Stock are reserved for awards under the plan. As of December 31, 2022, 1,658,120 shares were available for future purchases.

4. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Operating equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under finance leases	Lease term

Acquired property and equipment is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
Land and improvements	$72	$72
Real estate held for development and sale	19	21
Buildings and improvements	300	308
Operating equipment	873	973
Office furniture and equipment	130	129
Leasehold improvements	45	60
Automotive equipment	63	63
Finance lease assets	61	61
Construction in progress	74	34
	1,637	1,721
Less: accumulated depreciation	(909)	(888)
	$728	$833

5. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill at December 31, 2022 and 2021 was as follows (in millions):

	Broadcast	Other	Consolidated
Balance at December 31, 2020	$2,017	$75	$2,092
Disposition (a)	(1)	(3)	(4)
Balance at December 31, 2021	$2,016	$72	$2,088
Balance at December 31, 2022	$2,016	$72	$2,088

(a)See Note 2. Acquisitions and Dispositions of Assets for discussion of dispositions made during 2021.
During the year ended December 31, 2020, we recorded a $2,615 million goodwill impairment charge related to the RSNs included within the local sports segment prior to the Deconsolidation based upon an interim impairment test performed during the three-month period ended September 30, 2020. See Impairment of Goodwill and Definite-Lived Intangible Assets below for additional discussion surrounding this impairment charge. Our accumulated goodwill impairment was $3,029 million as of both December 31, 2022 and 2021.

For our annual goodwill impairment test related to our broadcast reporting unit in 2022, we elected to perform a quantitative assessment and concluded that its fair value substantially exceeded its carrying value. The key assumptions used to determine the fair value of our broadcast reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins and growth rates. The discount rate used to determine the fair value of our broadcast reporting unit is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television broadcasting company, and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and growth rates and profit margins are based on market studies, industry knowledge, and historical performance.

For our annual goodwill impairment tests related to our other reporting unit in 2022 and our broadcast and other reporting units in 2021 and 2020, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2022 or 2021, and therefore did not perform interim impairment tests for goodwill during those periods.

As of December 31, 2022 and 2021, the carrying amount of our indefinite-lived intangible assets was as follows (in millions):

	Broadcast	Other	Consolidated
Balance at December 31, 2020 (a) (b)	$144	$27	$171
Acquisition / Disposition (c)	(21)	—	(21)
Balance at December 31, 2021 (a) (b)	$123	$27	$150
Balance at December 31, 2022	$123	$27	$150

(a)Our indefinite-lived intangible assets in our broadcast segment relate to broadcast licenses and our indefinite-lived intangible assets in other relate to trade names.
(b)Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2022 and 2021.
(c)See Note 2. Acquisitions and Dispositions of Assets for discussion of acquisitions and dispositions during 2021 and 2020.
We did not have any indicators of impairment for our indefinite-lived intangible assets in 2022 or 2021, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in 2022 and 2021 and as a result of our qualitative assessments, we recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in millions):

	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (b)	$1,103	$(659)	$444

Network affiliation	$1,436	$(948)	$488
Other	34	(20)	14
Total other definite-lived intangible assets, net (a) (b)	$1,470	$(968)	$502

	As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$5,323	$(1,419)	$3,904

Network affiliation	$1,436	$(861)	$575
Favorable sports contracts	840	(251)	589
Other	51	(31)	20
Total other definite-lived intangible assets, net (a)	$2,327	$(1,143)	$1,184

(a)Approximately $40 million and $47 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2022 and 2021, respectively.
(b)During 2022, we deconsolidated $3,330 million of customer relationships and $585 million of favorable sports contracts related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies.
Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 14 years for customer relationships and 15 years for network affiliations. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2022, 2021, and 2020 was $225 million, $554 million, and $703 million, respectively, of which $4 million, $77 million, and $131 million, respectively, was associated with the amortization of favorable sports contracts prior to the Deconsolidation and is presented within media programming and production expenses in our statements of operations.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2023	$162
2024	152
2025	145
2026	141
2027	127
2028 and thereafter	219
$946

Impairment of Goodwill and Definite-Lived Intangible Assets

The Company performed an interim goodwill and long-lived asset impairment test during the three-month period ending September 30, 2020 related to the RSNs that were included in the local sports segment prior to the Deconsolidation, which were negatively impacted by the loss of certain distributors. In addition, the RSN's existing distributors experienced elevated levels of subscriber erosion which we believe was influenced, in part, by shifting consumer behaviors resulting from media fragmentation, the economic environment, the COVID 19 pandemic, and related uncertainties.

The long-lived asset impairment test requires a comparison of undiscounted cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We evaluated each of the regional sports networks individually as asset groups. We estimated the projected undiscounted cash flows over the remaining useful life of each asset group. The more sensitive inputs used in the undiscounted cash flow analysis include projected revenues and margins. We identified 10 regional sports networks which had carrying values in excess of the future undiscounted cash flows. For these regional sports networks, an impairment loss was measured as the amount by which the carrying value of the asset group exceeded the fair value. The calculated impairment was then allocated to the long-lived assets within the asset group, which primarily consisted of definite lived intangible assets, based upon relative fair value.

The fair value of the asset groups, reporting units and definite lived intangible assets were determined based upon a discounted cash flow analysis which uses the present value of projected cash flows. The projected cash flows were based upon our estimates of future revenues and margins, among other inputs. The discount rates used in the valuation were based on a weighted-average cost of capital determined from relevant market comparisons and taking into consideration the risk specifically associated with our asset groups and underlying assets. Terminal values were determined based upon the final year of projected cash flows which reflected our estimate of stable perpetual growth. The more sensitive inputs used in the discounted cash flow analysis include projected revenues and margins, as well as the discount rates used to calculate the present value of future cash flows. Projected revenue was based on the consideration of historical experience of the business, market data surrounding subscriber projections and advertising growth, our ability to retain existing customers, and our ability to obtain new customers.

In conjunction with the interim third quarter 2020 impairment testing related to the RSNs discussed above, we recorded a non-cash impairment charge prior to the Deconsolidation associated with customer relationships and other definite-lived intangible assets of $1,218 million and $431 million, respectively, included in impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations for the year ended December 31, 2020.

There were no impairment charges recorded for the years ended December 31, 2022 and 2021, as there were no indicators of impairment.

We tested the RSN reporting units' goodwill for impairment on an interim basis by comparing the fair value of each of the RSN reporting units to their revised carrying value after adjustments were made related to the impairments of the asset groups, as described above. To the extent that the carrying value of the respective reporting units exceeded the fair value, a goodwill impairment charge was recorded. The fair value of the reporting units was determined based upon a discounted cash flow analysis, as described above. Prior to the Deconsolidation, we recorded a non-cash goodwill impairment charge of $2,615 million, included in impairment of goodwill and definite-lived intangible assets in our consolidated statements of operations for the year ended December 31, 2020.

6. OTHER ASSETS:

Other assets as of December 31, 2022 and 2021 consisted of the following (in millions):

	2022	2021
Equity method investments	$113	$517
Other investments	442	567
Note receivable	193	—
Post-retirement plan assets	41	50
Other	175	274
Total other assets	$964	$1,408

Equity Method Investments

We have a portfolio of investments, including an investment in the YES Network (prior to the Deconsolidation), our investment in DSIH (subsequent to the Deconsolidation), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the years ended December 31, 2022, 2021, and 2020.

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

	For the Years Ended December 31,
	2022	2021	2020
Revenues, net	$272	$994	$611
Operating income	$199	$316	$147
Net income	$161	$465	$23

	As of December 31,
	2022	2021
Current assets	$161	$468
Noncurrent assets	$1,169	$4,259
Current liabilities	$145	$184
Noncurrent liabilities	$412	$2,030

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment, which was recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment was included within income (loss) from equity method investments in our consolidated statements of operations. We recorded income of $10 million, $41 million, and $6 million related to our investment for the years ended December 31, 2022, 2021, and 2020, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the year ended December 31, 2022, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

At December 31, 2022 and 2021, we held $234 million and $402 million, respectively, in investments measured at fair value and $190 million and $147 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $145 million, a loss of $42 million, and a gain of $156 million during the years ended December 31, 2022, 2021, and 2020, respectively, associated with these securities, which is reflected in other (expense) income, net in our consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $18 million, net of $7 million of cumulative impairments, as of both December 31, 2022 and December 31, 2021. We recorded no impairments related to these investments for the years ended December 31, 2022, 2021, and 2020.

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

As of December 31, 2022 and 2021, our unfunded commitments related to certain equity investments totaled $128 million and $111 million, respectively, including $88 million and $81 million, respectively, related to investments measured at NAV.

Note Receivable

On November 5, 2021, we purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH, by making a payment to the lenders equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. The maximum facility limit availability under the A/R Facility is $400 million and has a maturity date of September 23, 2024. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer intercompany transactions and, therefore, are reflected in our consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. As of December 31, 2022, the note receivable due to the Company is approximately $193 million, which is recorded within other assets in our consolidated balance sheets.

7. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including "finance leases to affiliates") consisted of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
STG Bank Credit Agreement:
Term Loan B-1, due January 3, 2024 (a)	$—	$379
Term Loan B-2, due September 30, 2026	1,258	1,271
Term Loan B-3, due April 1, 2028	729	736
Term Loan B-4, due April 21, 2029 (a)	746	—
DSG Bank Credit Agreement (b):
Term Loan, due August 24, 2026	—	3,226
STG Notes:
5.875% Unsecured Notes, due March 15, 2026 (a)	—	348
5.125% Unsecured Notes, due February 15, 2027 (c)	282	400
5.500% Unsecured Notes, due March 1, 2030	500	500
4.125% Senior Secured Notes, due December 1, 2030	750	750
DSG Notes (b):
12.750% Senior Secured Notes, due December 1, 2026	—	31
5.375% Senior Secured Notes, due August 15, 2026	—	3,050
6.625% Unsecured Notes, due August 15, 2027	—	1,744
Debt of variable interest entities	8	9
Debt of non-media subsidiaries	16	17
Finance leases	23	28
Finance leases - affiliate	9	9
Total outstanding principal	4,321	12,498
Less: Deferred financing costs and discounts	(56)	(158)
Less: Current portion	(35)	(66)
Less: Finance leases - affiliate, current portion	(3)	(3)
Net carrying value of long-term debt	$4,227	$12,271

(a)In April 2022, STG raised Term B-4 Loans in an aggregate principal amount of $750 million, the proceeds of which were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. See STG Bank Credit Agreement below.
(b)The debt of DSG, a wholly-owned subsidiary of DSIH, was deconsolidated from our balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(c)During the year ended December 31, 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the year ended December 31, 2022 were canceled immediately following their acquisition. See STG Notes below.

Debt under the STG Bank Credit Agreement, notes payable, and finance leases as of December 31, 2022 matures as follows (in millions):

	Notes and Bank Credit Agreement	Finance Leases	Total
2023	$31	$9	$40
2024	29	7	36
2025	43	7	50
2026	1,234	7	1,241
2027	299	4	303
2028 and thereafter	2,653	6	2,659
Total minimum payments	4,289	40	4,329
Less: Deferred financing costs and discounts	(56)	—	(56)
Less: Amount representing future interest	—	(8)	(8)
Net carrying value of debt	$4,233	$32	$4,265

Interest expense in our consolidated statements of operations was $296 million, $618 million, and $656 million for the years ended December 31, 2022, 2021, and 2020, respectively. Interest expense included amortization of deferred financing costs, debt discounts, and premiums of $12 million, $30 million, and $31 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2022 and 2021:

		Weighted Average Effective Rate
	Stated Rate	2022	2021
STG Bank Credit Agreement:
Term Loan B-1 (a)	LIBOR plus 2.25%	—%	2.36%
Term Loan B-2 (d)	LIBOR plus 2.50%	4.62%	2.77%
Term Loan B-3 (d)	LIBOR plus 3.00%	4.88%	3.89%
Term Loan B-4 (a) (e)	SOFR plus 3.75%	8.21%	—%
Revolving Credit Facility (b) (e)	SOFR plus 2.00%	—%	—%
DSG Bank Credit Agreement (c):
Term Loan	LIBOR plus 3.25%	—%	3.62%
STG Notes:
5.875% Unsecured Notes (a)	5.88%	—%	6.09%
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%
DSG Notes (c):
12.750% Secured Notes	12.75%	—%	11.95%
5.375% Secured Notes	5.38%	—%	5.73%
6.625% Unsecured Notes	6.63%	—%	7.00%

(a)In April 2022, STG raised Term B-4 Loans in an aggregate principal amount of $750 million, the proceeds of which were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. See STG Bank Credit Agreement below.
(b)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. The STG Revolving Credit Facility is priced at LIBOR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the STG Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2022 and 2021, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the STG Revolving Credit Facility. See STG Bank Credit Agreement below for further information.
(c)The debt of DSG, a wholly-owned subsidiary of DSIH, was deconsolidated from our balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(d)The STG Term Loan B-2 will convert to using the Secured Overnight Financing Rate ("SOFR") upon the complete phase-out of LIBOR on June 30, 2023 and will be subject to customary credit spread adjustments set at the time of the rate conversion. The STG Term Loan B-3 has LIBOR to SOFR conversion terms, including the applicable credit spread adjustments, built into the existing agreement.
(e)Interest rate terms on the STG Term Loan B-4 and revolving credit facility include additional customary credit spread adjustments.

We recorded a $23 million original issuance discount during the year ended December 31, 2022, $4 million of debt issuance costs during the year ended December 31, 2021, and $19 million of debt issuance costs and a $25 million original issuance premium during the year ended December 31, 2020. Debt issuance costs and original issuance discounts and premiums are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to our STG Revolving Credit Facility and DSG Revolving Credit Facility (prior to the Deconsolidation), which are presented within other assets in our consolidated balance sheets.

STG Bank Credit Agreement

We have a syndicated credit facility which includes both revolving credit and issued term loans (the "STG Bank Credit Agreement").

The STG Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the "STG Bank Credit Agreement"), which requires the ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2022, the STG first lien leverage ratio was below 4.5x. The financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the STG Revolving Credit Facility, measured as of the last day of each quarter, is utilized under the STG Revolving Credit Facility as of such date. Since there was no utilization under the STG Revolving Credit Facility as of December 31, 2022, STG was not subject to the financial maintenance covenant under the STG Bank Credit Agreement. The STG Bank Credit Agreement contains other restrictions and covenants which we were in compliance with as of December 31, 2022.

On December 4, 2020, we entered into an amendment to the STG Bank Credit Agreement to extend the maturity date of the STG Revolving Credit Facility to December 4, 2025.

On April 1, 2021, STG amended the STG Bank Credit Agreement to raise additional term loans in an aggregate principal amount of $740 million ("STG Term Loan B-3"), with an original issuance discount of $4 million, the proceeds of which were used to refinance a portion of the STG Term Loan B-1 maturing in January 2024. The STG Term Loan B-3 matures in April 2028 and bears interest at LIBOR (or "successor rate") plus 3.00%.

On April 21, 2022, STG entered into the Fourth Amendment (the "Fourth Amendment") to the STG Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the "Guarantors") and the lenders and other parties thereto.

Pursuant to the Fourth Amendment, STG raised Term B-4 Loans (as defined in the STG Bank Credit Agreement) in an aggregate principal amount of $750 million, which mature on April 21, 2029 (the "STG Term Loan B-4"). The STG Term Loan B-4 was issued at 97% of par and bears interest, at STG’s option, at Term SOFR plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding STG Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026 (the "STG 5.875% Notes"). In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the STG Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025. For the year ended December 31, 2022, we capitalized an original issuance discount of $23 million associated with the issuance of the STG Term Loan B-4, which is reflected as a reduction to the outstanding debt balance and will be recognized as interest expense over the term of the outstanding debt utilizing the effective interest method. We recognized a loss on extinguishment of $10 million for the year ended December 31, 2022.

The STG Term Loan B-2, STG Term Loan B-3, and STG Term Loan B-4 amortize in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loan, with the balance being payable on the maturity date.

STG Notes

On December 4, 2020, we issued $750 million aggregate principal amount of senior secured notes, which bear interest at a rate of 4.125% per annum and mature on December 1, 2030 ("the STG 4.125% Secured Notes"). The net proceeds of the STG 4.125% Secured Notes were used, plus cash on hand, to redeem $550 million aggregate principal amount of STG's 5.625% senior unsecured notes due 2024 ("the STG 5.625% Notes") for a redemption price, including the outstanding principal amount of the STG 5.625% Notes, accrued and unpaid interest, and a call premium, of $571 million and to prepay $200 million outstanding under the STG Term Loan B-1. We recognized a loss on extinguishment of the STG 5.625% Notes and prepayment of the STG Term Loan B-1 of $15 million for the year ended December 31, 2020.

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

STG’s obligations under the STG 4.125% Secured Notes are secured on a first-lien basis by substantially all tangible and intangible personal property of STG and each wholly-owned subsidiary of STG or the Company that guarantees the STG Bank Credit Agreement ("the Guarantors") and on a pari passu basis with all of STG's and the Guarantor's existing and future debt that is secured by a first-priority lien on the collateral securing the STG 4.125% Secured Notes, including the debt under the STG Bank Credit Agreement, subject to permitted liens and certain other exceptions.

During the year ended December 31, 2022, we purchased $118 million aggregate principal amount of STG's 5.125% senior notes due 2027 (the "STG 5.125% Notes") in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the year ended December 31, 2022 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG 5.125% Notes of $13 million for the year ended December 31, 2022.

Upon issuance, the STG 5.125% Notes were redeemable up to 35%. We may redeem 100% of the notes upon the date set forth in the indenture of the notes. The price at which we may redeem the notes is set forth in the indenture of the notes. Also, if we sell certain of our assets or experience specific kinds of changes of control, the holders of these notes may require us to repurchase some or all of the outstanding notes.

DSG Bank Credit Agreement and Notes

The debt of DSG, a wholly-owned subsidiary of DSIH, was deconsolidated from our balance sheet as part of the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Debt of variable interest entities and guarantees of third-party obligations

We jointly, severally, unconditionally, and irrevocably guaranteed $2 million and $39 million of debt of certain third parties as of December 31, 2022 and 2021, respectively, of which $2 million and $9 million, net of deferred financing costs, related to consolidated VIEs is included in our consolidated balance sheets as of December 31, 2022 and 2021, respectively. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $112 million with annual escalations of 4% for the next seven years. As of December 31, 2022, we have determined that it is not probable that we would have to perform under any of these guarantees.

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

The following table presents lease expense we have recorded in our consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 (in millions):

	2022	2021	2020
Finance lease expense:
Amortization of finance lease asset	$3	$3	$3
Interest on lease liabilities	3	3	4
Total finance lease expense	6	6	7
Operating lease expense (a)	41	60	64
Total lease expense	$47	$66	$71

(a)Includes variable lease expense of $7 million for each of the years ended December 31, 2022, 2021, and 2020 and short-term lease expense of $1 million for each of the years ended December 31, 2021 and 2020.

The following table summarizes our outstanding operating and finance lease obligations as of December 31, 2022 (in millions):

	Operating Leases	Finance Leases	Total
2023	$33	$9	$42
2024	27	7	34
2025	26	7	33
2026	24	7	31
2027	22	4	26
2028 and thereafter	96	6	102
Total undiscounted obligations	228	40	268
Less imputed interest	(51)	(8)	(59)
Present value of lease obligations	$177	$32	$209

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2022 and December 31, 2021 (in millions, except lease term and discount rate):

	2022			2021
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$145	$16	(a)	$207	$18	(a)

Lease liabilities, current	$23	$6		$35	$5
Lease liabilities, non-current	154	26		205	32
Total lease liabilities	$177	$32		$240	$37

Weighted average remaining lease term (in years)	8.68	5.76		8.39	7.71
Weighted average discount rate	5.8%	8.0%		5.4%	7.9%

(a)Finance lease assets are reflected in property and equipment, net in our consolidated balance sheets.

The following table presents other information related to leases for the years ended December 31, 2022, 2021, and 2020 (in millions):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$52	$55
Operating cash flows from finance leases	$3	$3	$3
Financing cash flows from finance leases	$6	$5	$5
Leased assets obtained in exchange for new operating lease liabilities	$15	$50	$20
Leased assets obtained in exchange for new finance lease liabilities	$1	$4	$6

9. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2022 were as follows (in millions):

2023	$83
2024	8
2025	2
Total	93
Less: Current portion	(83)
Long-term portion of program contracts payable	$10

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $17 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $34 million as of December 31, 2022.

10. REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, Diamond Sports Holdings, LLC ("DSH"), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity ("the Redeemable Subsidiary Preferred Equity") for $1,025 million.

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

We may redeem some or all of the Redeemable Subsidiary Preferred Equity from time to time thereafter at a price equal to $1,000 per unit plus the amount of dividends per unit previously paid in kind ("the Liquidation Preference"), multiplied by the applicable premium as follows (presented as a percentage of the Liquidation Preference): (i) on or after November 22, 2019 until February 19, 2020: 100%; (ii) on or after February 20, 2020 until August 22, 2020: 102%; (iii) on or after August 23, 2020 but prior to August 23, 2021: at a customary "make-whole" premium representing the present value of 103% plus all required dividend payments due on such Redeemable Subsidiary Preferred Equity through August 23, 2021; (iv) on or after August 23, 2021 until August 22, 2022: 103%; (v) on or after August 23, 2022 until August 22, 2023: 101%; and (vi) August 23, 2023 and thereafter: 100%, in each case, plus accrued and unpaid dividends.

The Redeemable Subsidiary Preferred Equity accrues an initial quarterly dividend equal to 1-Month LIBOR (with a 0.75% floor) plus 8.0% (8.5% if paid in kind) per annum on the sum of (i) $1,025 million ("the Aggregate Liquidation Preference") plus (ii) the amount of aggregate accrued and unpaid dividends as of the end of the immediately preceding dividend accrual period, payable, at DSH's election, in cash or, to the extent not paid in cash, by automatically increasing the Aggregate Liquidation Preference, whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds legally available for the payment of dividends. The Redeemable Subsidiary Preferred Equity dividend rate is subject to rate step-ups of 0.5% per annum, beginning on August 23, 2022; provided that, and subject to other applicable increases in the dividend rate described below, the cumulative dividend rate will be capped at 1-Month LIBOR plus 10.5% per annum until (a) on February 23, 2028, the Redeemable Subsidiary Preferred Equity dividend rate will increase by 1.50% with further increases of 0.5% on each six month anniversary thereafter and (b) the Redeemable Subsidiary Preferred Equity dividend rate will increase by 2% if we do not redeem the Redeemable Subsidiary Preferred Equity, to the extent elected by holders of the Redeemable Subsidiary Preferred Equity, upon a change of control; provided, in each case, that the cumulative dividend rate will be capped at 1-Month LIBOR plus 14% per annum.

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

We redeemed no Redeemable Subsidiary Preferred Equity during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, we redeemed 550,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate redemption price equal to $550 million plus accrued and unpaid dividends, representing 100% of the unreturned capital contribution with respect to the units redeemed, plus accrued and unpaid dividends with respect to the units redeemed up to, but not including, the redemption date, and after giving effect to any applicable rebates.

Dividends accrued during the years ended December 31, 2022, 2021, and 2020 were $13 million, $14 million, and $36 million, respectively, and are reflected in net income attributable to redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during 2022 and during the 2nd, 3rd, and 4th quarters of 2021 were paid in kind and added to the liquidation preference. The balance of the Redeemable Subsidiary Preferred Equity, net of issuance costs, was $194 million and $181 million as of December 31, 2022 and 2021, respectively. The liquidation preference of the Redeemable Subsidiary Preferred Equity was $198 million and $185 million as of December 31, 2022 and 2021, respectively.

In connection with the Redeemable Subsidiary Preferred Equity, the Company provides a guarantee of collection of distributions.

On February 10, 2023, we entered into an agreement to facilitate the purchase of the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase. See Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

11. COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to our board of directors until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2022, no Class B Common Stock shares were converted into Class A Common Stock shares. During 2021, 952,626 Class B Common Stock shares were converted into Class A Common Stock shares.

The STG Bank Credit Agreement and some of our subordinate debt instruments have restrictions on our ability to pay dividends on our common stock unless certain specific conditions are satisfied, including but not limited to:
•no event of default then exists under each indenture or certain other specified agreements relating to our debt; and
•after taking into account the dividends payment, we are within certain restricted payment requirements contained in each indenture.

During 2022 and 2021, our Board of Directors declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. Total dividend payments for the years ended December 31, 2022 and 2021 were $1.00 per share and $0.80 per share, respectively. In February 2023, our Board of Directors declared a quarterly dividend of $0.25 per share. Future dividends on our common shares, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant. The Class A Common Stock and Class B Common Stock holders have the same rights related to dividends.

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2022, we repurchased approximately 4.9 million shares of Class A Common Stock for $120 million. As of December 31, 2022, the total remaining repurchase authorization was $698 million. All shares were repurchased under a Rule 10b5-1 plan.

12. INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2022, 2021, and 2020 (in millions):

	2022	2021	2020
Current provision (benefit) for income taxes:
Federal	$6	$(78)	$(126)
State	3	2	9
	9	(76)	(117)
Deferred provision (benefit) for income taxes:
Federal	868	(93)	(584)
State	36	(4)	(19)
	904	(97)	(603)
Provision (benefit) for income taxes	$913	$(173)	$(720)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments:
State income taxes, net of federal tax benefit (a)	2.0%	(4.2)%	4.0%
Valuation allowance (b)	1.6%	(1.5)%	(6.1)%
Noncontrolling interest (c)	0.2%	2.6%	0.7%
Federal tax credits (d)	(0.2)%	10.6%	1.7%
Net Operating Loss Carryback (e)	—%	7.5%	1.9%
Other	0.7%	(1.3)%	(0.3)%
Effective income tax rate	25.3%	34.7%	22.9%

(a)Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers, tax elections, law changes and/or impact of changes in apportionment.
(b)Our 2022 income tax provision includes a net $56 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets resulting from the Deconsolidation. Our 2021 income tax provision includes a net $8 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets as a result of the changes in estimate of the state apportionment. Our 2020 income tax provision includes a $192 million addition related to an increase in valuation allowance primarily due to the change in judgement in the realizability of certain deferred tax assets resulting from the reduction in forecast of future operating income and the RSN impairment.
(c)Our 2022, 2021, and 2020 income tax provisions include a $9 million expense and a $13 million and a $23 million benefit, respectively, related to noncontrolling interest of various partnerships.
(d)Our 2021 and 2020 income tax provisions include a benefit of $40 million and $42 million, respectively, related to investments in sustainability initiatives whose activities qualify for federal income tax credits through 2021.
(e)Our 2021 and 2020 income tax provisions include a benefit of $38 million and $61 million, respectively, as result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to the pre-2018 years when the federal tax rate was 35%.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Deferred Tax Assets:
Net operating losses:
Federal	$14	$16
State	131	120
Goodwill and intangible assets	2	6
Basis in DSH	—	704
DSH's interest expense carryforward	212	110
Investment in Bally's securities	70	28
Tax Credits	79	87
Other	96	80
	604	1,151
Valuation allowance for deferred tax assets	(312)	(256)
Total deferred tax assets	$292	$895

Deferred Tax Liabilities:
Goodwill and intangible assets	$(384)	$(397)
Property & equipment, net	(110)	(165)
Basis in DSH	(356)	—
Other	(52)	(40)
Total deferred tax liabilities	(902)	(602)
Net deferred tax (liabilities) assets	$(610)	$293

At December 31, 2022, the Company had approximately $68 million and $2.9 billion of gross federal and state net operating losses, respectively. Except for those without an expiration date, these losses will expire during various years from 2023 to 2042, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish valuation allowances in accordance with the guidance related to accounting for income taxes. As of December 31, 2022, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, interest expense carryforwards under the IRC Section 163(j) and a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future. During the year ended December 31, 2022, we increased our valuation allowance by $56 million to $312 million. The increase in valuation allowance was primarily due to uncertainty in the realizability of deferred tax assets related to interest expense carryforwards under the IRC Section 163(j), offset by a change in the realizability of certain state deferred tax assets. During the year ended December 31, 2021, we increased our valuation allowance by $4 million to $256 million. The increase in valuation allowance was primarily due to uncertainty in the realizability of deferred tax assets related to interest expense carryforwards under the IRC Section 163(j), offset by a change in the realizability of certain state deferred tax assets.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in millions):

	2022	2021	2020
Balance at January 1,	$15	$11	$11
Additions related to prior year tax positions	2	1	5
Additions related to current year tax positions	1	3	3
Reductions related to prior year tax positions	—	—	(1)
Reductions related to settlements with taxing authorities	—	—	(4)
Reductions related to expiration of the applicable statute of limitations	(1)	—	(3)
Balance at December 31,	$17	$15	$11

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Our 2014 through 2020 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. We do not anticipate the resolution of these matters will result in a material change to our consolidated financial statements. In addition, we believe that our liability for unrecognized tax benefits could be reduced by up to $4 million, in the next twelve months, as a result of expected statute of limitations expirations and the resolution of examination issues and settlements with tax authorities.

13. COMMITMENTS AND CONTINGENCIES:

Other Liabilities

Prior to the Deconsolidation, other liabilities included certain fixed payment obligations which were payable through 2027. As of December 31, 2021, $32 million was recorded within other current liabilities and $71 million was recorded within other long-term liabilities in our consolidated balance sheets. Interest expense of $1 million, $6 million, and $8 million was recorded for the years ended December 31, 2022, 2021, and 2020, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Prior to the Deconsolidation, other liabilities included certain variable payment obligations which were payable through 2030. These contractual obligations were based upon the excess cash flow of certain RSNs. As of December 31, 2021, $8 million was recorded within other current liabilities and $23 million was recorded within other long-term liabilities in our consolidated balance sheets. We recorded a measurement adjustment loss of $3 million and gains of $15 million and $159 million for the years ended December 31, 2022, 2021, and 2020, respectively, recorded within other (expense) income, net in our consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, reaffirming the forfeiture order and dismissing (and in the alternative, denying) the Petition for Reconsideration. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of December 31, 2022, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the DOJ. This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the Defendants’ motion to dismiss on November 6, 2020. Since then, the Plaintiffs have served the Defendants with written discovery requests and have begun taking depositions of the employees of the defendants and certain third parties. The Court has set a pretrial schedule which currently requires discovery to be completed by April 15, 2023 and briefing on class certification to be completed by September 1, 2023. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

In 1999, the FCC established a local television ownership rule that made certain LMAs attributable. The FCC adopted policies to exempt from attribution "legacy" LMAs that were entered into prior to November 5, 1996 and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated it would conduct a case-by-case review of legacy LMAs and assess the appropriateness of extending the exemption periods. The FCC did not initiate any review of legacy LMAs in 2004 or as part of its subsequent quadrennial reviews. We do not know when, or if, the FCC will conduct any such review of legacy LMAs. Currently, all of our LMAs are exempt from attribution under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the exemption for these LMAs, we would have to terminate or modify these LMAs.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the "totality of the circumstances test" for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a "marquee sports or entertainment event," restrictions on online access to broadcast programming during negotiation impasses, broadcasters' ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters' ability to invoke the FCC's exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the rulemaking or take other action.

In August 2016, the FCC completed both its 2010 and 2014 quadrennial reviews of its media ownership rules and issued an order ("Ownership Order") which left most of the existing multiple ownership rules intact, but amended the rules to provide for the attribution of JSAs under certain circumstances. Certain existing JSAs were later exempted from attribution until 2025. On November 20, 2017, the FCC released an Ownership Order on Reconsideration that, among other things, eliminated the JSA attribution rule. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit’s decision on April 1, 2021 and the Ownership Order on Reconsideration is currently in effect.

On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC's national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. We cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all our present stations we reach approximately 24% of U.S. households. Changes to the national ownership cap could limit our ability to make television station acquisitions.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules. With respect to the local television ownership rule specifically, among other things, the Notice of Proposed Rulemaking seeks comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the top-four prohibition; and the implications of multicasting, satellite stations, low power stations and the next generation standard. In addition, the Notice of Proposed Rulemaking examines further several diversity related proposals raised in the last quadrennial review proceeding. On July 16, 2021, the FCC extended the comment deadline and the comment and reply comment deadline closed on October 1, 2021. The proceeding remains pending. On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review, seeking comment on the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule. Comments are due on March 3, 2023 and reply comments are due March 20, 2023. We cannot predict the outcome of the rulemaking proceedings. Changes to these rules could impact our ability to make radio or television station acquisitions.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$43
Accounts receivable, net	47	83
Prepaid sports rights	—	2
Other current assets	3	4
Total current asset	50	132

Property and equipment, net	10	17
Operating lease assets	—	5
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	40	47
Other assets	—	1
Total assets	$115	$217

LIABILITIES
Current liabilities:
Other current liabilities	$15	$62

Long-term liabilities:
Notes payable, finance leases, and commercial bank financing, less current portion	7	—
Operating lease liabilities, less current portion	—	4
Program contracts payable, less current portion	1	2
Other long term liabilities	3	4
Total liabilities	$26	$72

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $130 million and $127 million as of December 31, 2022 and December 31, 2021, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2022, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 7. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $187 million and $175 million as of December 31, 2022 and 2021, respectively, and are included in other assets in our consolidated balance sheets. See Note 6. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other equity investments are recorded in income (loss) from equity method investments and other (expense) income, net, respectively, in our consolidated statements of operations. We recorded a gains of $58 million and $37 million and a loss of $38 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to these investments.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in our loss of voting control over DSIH. We hold substantially all of the equity of DSIH and provide certain management and general and administrative services to DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support. We are also party to an A/R facility held by an indirect wholly-owned subsidiary of DSIH which had an outstanding balance of approximately $193 million as of December 31, 2022. See Note Receivable within Note 6. Other Assets. The amounts drawn under the A/R facility represent our maximum loss exposure.

15. RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, "the controlling shareholders") are brothers and hold substantially all of the Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $6 million for the year ended December 31, 2022 and $5 million for each of the years ended December 31, 2021 and 2020.

Finance leases payable related to the aforementioned relationships were $9 million, net of $1 million interest as of both December 31, 2022 and 2021. The finance leases mature in periods through 2029. For further information on finance leases to affiliates, see Note 7. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $0.4 million for the year ended December 31, 2022 and $1 million for each of the years ended December 31, 2021 and 2020.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 14. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2023 and there are two additional five-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $5 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $61 million and $58 million as of December 31, 2022 and 2021, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2022 and 2021. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $10 million, $11 million, and $8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between May 2023 and November 2029, and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $159 million, $144 million, and $157 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to the Cunningham Stations.

 We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million which increases by 3% on each anniversary and which expires in November 2024.

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $1 million for the year ended December 31, 2022 and $2 million for each of the years ended December 31, 2021 and 2020 under these agreements.

Atlantic Automotive Corporation

We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2022, 2021, and 2020.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, we accounted for our equity interest in DSIH as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2022 is $75 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next five years. Pursuant to this agreement, excluding the amounts deferred as part of the Transaction, the Broadcast segment recorded $60 million of revenue for the year ended December 31, 2022 related to both the contractual and incentive fees, of which $24 million was eliminated in consolidation prior to the Deconsolidation. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $7 million for the year ended December 31, 2022.

Note receivable. For the year ended December 31, 2022, we received payments totaling $60 million from DSPV and funded an additional $40 million related to the note receivable associated with the A/R facility.

For the year ended December 31, 2022, we recorded revenue of $15 million within other related to certain other transactions between DSIH and the Company.

Other equity method investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million, $6 million, and $5 million for the years ended December 31, 2022, 2021, and 2020, respectively. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million, $45 million, and $19 million for the years ended December 31, 2022, 2021, and 2020, respectively.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million and $17 million for the years ended December 31, 2022 and 2021, respectively.

Sports Programming rights

Affiliates of six professional teams have non-controlling equity interests in certain of DSIH's regional sports networks. DSIH paid $61 million, $424 million, and $168 million, net of rebates, for the years ended December 31, 2022, 2021, and 2020, respectively, under sports programming rights agreements covering the broadcast of regular season games associates with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith. Frederick Smith is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.6 million, consisting of salary and bonus, for the year ended December 31, 2022 and $0.2 million, consisting of salary and bonus, for each of the years ended December 31, 2021 and 2020, and was granted RSAs with respect to 2,239 shares and 355 shares, vesting over two years, for the years ended December 31, 2022 and 2021, respectively. Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith. J. Duncan Smith is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of $0.1 million, consisting of salary and bonus, for each of the years ended December 31, 2022, 2021, and 2020. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson. Donald Thompson is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.1 million, consisting of salary and bonus, for the year ended December 31, 2022 and $0.2 million, consisting of salary and bonus, for each of the years ended December 31, 2021 and 2020. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley. Christopher Ripley is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of $0.2 million, consisting of salary, for each of the years ended December 31, 2022 and 2021 and $0.1 million, consisting of salary, for the year ended December 31, 2020 and was granted RSAs with respect to 302 shares, vesting over two years, for the year ended December 31, 2022.

Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. Frederick Smith received total compensation of $1 million for each of the years ended December 31, 2022, 2021, and 2020, consisting of salary, bonus, and earnings related to Frederick Smith’s participation in the Company's deferred compensation plan. J. Duncan Smith, a Vice President of the Company and Secretary of the Company’s Board of Directors, is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Frederick Smith, a Vice President of the Company and a member of the Company’s Board of Directors; and Robert Smith, a member of the Company’s Board of Directors. J. Duncan Smith received total compensation of $1 million for each of the years ended December 31, 2022, 2021, and 2020, consisting of salary and bonus.

16. EARNINGS PER SHARE:

The following table reconciles income ("numerator") and shares ("denominator") used in our computations of earnings per share for the years ended December 31, 2022, 2021, and 2020 (in millions, except share amounts which are reflected in thousands):

	2022	2021	2020
Income ("Numerator")
Net income (loss)	$2,701	$(326)	$(2,429)
Net income attributable to the redeemable noncontrolling interests	(20)	(18)	(56)
Net (income) loss attributable to the noncontrolling interests	(29)	(70)	71
Numerator for basic and diluted earnings per common share available to common shareholders	$2,652	$(414)	$(2,414)

Shares ("Denominator")
Basic weighted-average common shares outstanding	70,653	75,050	79,924
Dilutive effect of stock settled appreciation rights and outstanding stock options	3	—	—
Diluted weighted-average common and common equivalent shares outstanding	70,656	75,050	79,924

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

	2022	2021	2020
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,370	1,973	3,288

17. SEGMENT DATA:

During the year ended December 31, 2022, we measured segment performance based on operating income (loss). Prior to the Deconsolidation on March 1, 2022, we had two reportable segments: broadcast and local sports. Our broadcast segment provides free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Prior to the Deconsolidation, our local sports segment provided viewers with live professional sports content and included the Bally RSNs, Marquee, and a minority equity interest in the YES Network. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the years ended December 31, 2022, 2021, and 2020 (in millions):

As of December 31, 2022	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$—	$72	$—	$2,088
Assets	4,436	—	2,268	—	6,704

As of December 31, 2021	Broadcast	Local sports	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$—	$72	$—	$2,088
Assets	4,793	5,769	2,009	(30)	12,541

For the year ended December 31, 2022	Broadcast		Local sports (d)	Other & Corporate		Eliminations		Consolidated
Revenue	$3,071	(e)	$482	$473		$(98)	(c)	$3,928
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	240		54	30		(3)		321
Amortization of sports programming rights (a)	—		326	—		—		326
Amortization of program contract costs	72		—	18		—		90
Corporate general and administrative expenses	117		1	42		—		160
Gain on deconsolidation of subsidiary	—		—	(3,357)	(f)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(15)	(b)	—	(49)		—		(64)
Operating income (loss)	607	(b)	(4)	3,377		—		3,980
Interest expense including amortization of debt discount and deferred financing costs	3		72	235		(14)		296
Income from equity method investments	—		10	46		—		56
Capital expenditures	96		2	7		—		105

For the year ended December 31, 2021	Broadcast		Local sports		Other & Corporate	Eliminations		Consolidated
Revenue	$2,757		$3,056		$481	$(160)	(c)	$6,134
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	247		316		31	(3)		591
Amortization of sports programming rights (a)	—		2,350		—	—		2,350
Amortization of program contract costs	76		—		17	—		93
Corporate general and administrative expenses	147		10		13	—		170
Gain on asset dispositions and other, net of impairment	(24)	(b)	(43)	(b)	(4)	—		(71)
Operating income (loss)	374	(b)	(317)	(b)	39	(1)		95
Interest expense including amortization of debt discount and deferred financing costs	4		436		192	(14)		618
Income (loss) from equity method investments	—		49		(4)	—		45
Capital expenditures	52		16		12	—		80

For the year ended December 31, 2020	Broadcast		Local sports	Other & Corporate	Eliminations		Consolidated
Revenue	$2,922		$2,686	$451	$(116)	(c)	$5,943
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	239		410	27	(2)		674
Amortization of sports programming rights (a)	—		1,078	—	—		1,078
Amortization of program contract costs	83		—	3	—		86
Corporate general and administrative expenses	119		10	19	—		148
(Gain) loss on asset dispositions and other, net of impairment	(118)	(b)	—	3	—		(115)
Impairment of goodwill and definite-lived intangible assets	—		4,264	—	—		4,264
Operating income (loss)	789	(b)	(3,602)	47	(6)		(2,772)
Interest expense including amortization of debt discount and deferred financing costs	5		460	203	(12)		656
Income (loss) from equity method investments	—		6	(42)	—		(36)
Capital expenditures	101		24	32	—		157

(a)The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations.
(b)Includes gains of $4 million related to reimbursements for spectrum repack costs, $67 million related to the fair value of equipment that we received for the C-Band spectrum repack and reimbursements for spectrum repack costs, and $90 million related to reimbursements for spectrum repack costs for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 2. Acquisitions and Dispositions of Assets.
(c)Includes $26 million, $111 million, and $100 million of revenue for the years ended December 31, 2022, 2021, and 2020, respectively, for services provided by broadcast to local sports and other and $58 million for the year ended December 31, 2022 for services provided by other to broadcast, which are eliminated in consolidation.
(d)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(e)Includes $39 million for the year ended December 31, 2022 of revenue for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(f)Represents the gain recognized on the Deconsolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our financial assets and liabilities as of December 31, 2022 and 2021 (in millions):

	2022		2021
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$6	N/A	$5
Deferred compensation assets	$41	41	$48	48
Deferred compensation liabilities	35	35	38	38
STG:
Money market funds	N/A	741	N/A	265
DSG (a):
Money market funds	N/A	—	N/A	101
Level 2:
Investments in equity securities (b)	N/A	153	N/A	114
STG (c):
5.875% Senior Notes due 2026 (d)	—	—	348	357
5.500% Senior Notes due 2030	500	347	500	489
5.125% Senior Notes due 2027 (e)	282	230	400	391
4.125% Senior Secured Notes due 2030	750	560	750	712
Term Loan B-1, due January 3, 2024 (d)	—	—	379	373
Term Loan B-2, due September 30, 2026	1,258	1,198	1,271	1,239
Term Loan B-3, due April 1, 2028	729	692	736	722
Term Loan B-4, due April 21, 2029 (d)	746	709	—	—
DSG (a) (c):
12.750% Senior Secured Notes due 2026	—	—	31	17
6.625% Senior Notes due 2027	—	—	1,744	490
5.375% Senior Secured Notes due 2026	—	—	3,050	1,525
Term Loan, due August 24, 2026	—	—	3,226	1,484
Debt of variable interest entities (c)	8	8	9	9
Debt of non-media subsidiaries (c)	16	16	17	17
Level 3:
Investments in equity securities (f)	N/A	75	N/A	282

N/A - Not applicable
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
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing costs, which are excluded in the above table, of $56 million and $158 million as of December 31, 2022 and 2021, respectively.

(d)In April 2022, STG raised Term B-4 Loans in an aggregate principal amount of $750 million, the proceeds of which were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. See STG Bank Credit Agreement within Note 7. Notes Payable and Commercial Bank Financing.
(e)During the year ended December 31, 2022, we purchased $118 million aggregate principal amount of the STG 5.125% Notes in open market transactions for consideration of $104 million. The STG 5.125% Notes acquired during the nine months ended September 30, 2022 were canceled immediately following their acquisition. See STG Notes within Note 7. Notes Payable and Commercial Bank Financing.
(f)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the years ended December 31, 2022, 2021, and 2020, we recorded a fair value adjustment loss of $112 million, loss of $50 million, and gain of $133 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity adjusted for a 16% discount for lack of marketability ("DLOM") as of December 31, 2021. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share, and a DLOM of 16% as of December 31, 2021. There are certain restrictions surrounding the sale and ownership of common stock through the second anniversary of the agreement. The Company is also precluded from owning more than 4.9% of the outstanding common shares of Bally's, inclusive of shares obtained through the exercise of the warrants and options described above. See Note 6. Other Assets for further discussion.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Options and Warrants
Fair Value at December 31, 2020	$332
Measurement adjustments	(50)
Fair Value at December 31, 2021	282
Measurement adjustments	(112)
Transfer to Level 2	(95)
Fair Value at December 31, 2022	$75

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under STG's Bank Credit Agreement and the STG Notes. Our Class A Common Stock and Class B Common Stock as of December 31, 2022, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under the STG Notes. As of December 31, 2022, our consolidated total debt of $4,265 million included $4,249 million of debt related to STG and its subsidiaries of which SBG guaranteed $4,216 million.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries ("guarantor subsidiaries"), have fully and unconditionally guaranteed, subject to certain customary automatic release provisions, all of STG’s obligations.  Those guarantees are joint and several. There are certain contractual restrictions on the ability of SBG, STG or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

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

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2022
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$47	$750	$1	$86	$—	$884
Accounts receivable, net	—	—	555	57	—	612
Other current assets	32	42	159	19	(65)	187
Total current assets	79	792	715	162	(65)	1,683

Property and equipment, net	—	31	668	51	(22)	728

Investment in equity of consolidated subsidiaries	962	3,463	—	—	(4,425)	—
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	935	42	(31)	946
Other long-term assets	542	938	512	573	(1,456)	1,109
Total assets	$1,583	$5,224	$5,047	$849	$(5,999)	$6,704

Accounts payable and accrued liabilities	$—	$80	$300	$18	$(1)	$397
Current portion of long-term debt	—	28	6	5	(1)	38
Other current liabilities	4	8	139	87	(65)	173
Total current liabilities	4	116	445	110	(67)	608

Long-term debt	—	4,181	24	387	(365)	4,227
Other long-term liabilities	831	52	1,120	314	(1,323)	994
Total liabilities	835	4,349	1,589	811	(1,755)	5,829

Redeemable noncontrolling interests	—	—	—	194	—	194
Total Sinclair Broadcast Group equity (deficit)	748	875	3,458	(86)	(4,247)	748
Noncontrolling interests in consolidated subsidiaries	—	—	—	(70)	3	(67)
Total liabilities, redeemable noncontrolling interests, and equity	$1,583	$5,224	$5,047	$849	$(5,999)	$6,704

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2021
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$2	$316	$2	$496	$—	816
Accounts receivable, net	—	—	649	596	—	1,245
Other current assets	10	82	293	136	(111)	410
Total current assets	12	398	944	1,228	(111)	2,471

Property and equipment, net	1	31	664	161	(24)	833

Investment in equity of consolidated subsidiaries	451	3,448	—	—	(3,899)	—
Restricted cash	—	—	—	3	—	3
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets	—	—	1,105	4,019	(36)	5,088
Other long-term assets	331	1,956	427	1,853	(2,659)	1,908
Total assets	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

Accounts payable and accrued liabilities	$31	$85	$295	$279	$(35)	$655
Current portion of long-term debt	—	20	5	45	(1)	69
Other current liabilities	2	6	155	392	(77)	478
Total current liabilities	33	111	455	716	(113)	1,202

Long-term debt	915	4,317	33	8,488	(1,482)	12,271
Investment in deficit of consolidated subsidiaries	1,605	—	—	—	(1,605)	—
Other long-term liabilities	12	69	1,426	468	(1,398)	577
Total liabilities	2,565	4,497	1,914	9,672	(4,598)	14,050

Redeemable noncontrolling interests	—	—	—	197	—	197
Total Sinclair Broadcast Group (deficit) equity	(1,770)	1,336	3,443	(2,644)	(2,135)	(1,770)
Noncontrolling interests in consolidated subsidiaries	—	—	—	60	4	64
Total liabilities, redeemable noncontrolling interests, and equity	$795	$5,833	$5,357	$7,285	$(6,729)	$12,541

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2022
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$65	$3,349	$681	$(167)	$3,928

Media programming and production expenses	—	5	1,485	530	(78)	1,942
Selling, general and administrative	41	140	790	80	(79)	972
Gain on deconsolidation of subsidiary	(3,357)	—	—	—	—	(3,357)
Depreciation, amortization and other operating (gains) expenses	(32)	6	329	98	(10)	391
Total operating (gains) expenses	(3,348)	151	2,604	708	(167)	(52)

Operating income (loss)	3,348	(86)	745	(27)	—	3,980

Equity in earnings of consolidated subsidiaries	16	575	—	—	(591)	—
Interest expense	(4)	(222)	(3)	(85)	18	(296)
Other income (expense)	26	6	8	(104)	(6)	(70)
Total other income (expense), net	38	359	5	(189)	(579)	(366)

Income tax (provision) benefit	(734)	58	(170)	(67)	—	(913)
Net income (loss)	2,652	331	580	(283)	(579)	2,701
Net income attributable to the redeemable noncontrolling interests	—	—	—	(20)	—	(20)
Net income attributable to the noncontrolling interests	—	—	—	(29)	—	(29)
Net income (loss) attributable to Sinclair Broadcast Group	$2,652	$331	$580	$(332)	$(579)	$2,652
Comprehensive income (loss)	$2,652	$334	$580	$(280)	$(579)	$2,707

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2021
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$111	$2,979	$3,251	$(207)	$6,134

Media programming and production expenses	—	4	1,425	2,916	(54)	4,291
Selling, general and administrative	12	160	715	336	(145)	1,078
Depreciation, amortization and other operating expenses	1	8	327	341	(7)	670
Total operating expenses	13	172	2,467	3,593	(206)	6,039

Operating (loss) income	(13)	(61)	512	(342)	(1)	95

Equity in (loss) earnings of consolidated subsidiaries	(350)	435	—	—	(85)	—
Interest expense	(13)	(180)	(3)	(450)	28	(618)
Other (expense) income	(63)	16	(24)	111	(16)	24
Total other (expense) income, net	(426)	271	(27)	(339)	(73)	(594)

Income tax benefit (provision)	25	35	(44)	157	—	173
Net (loss) income	(414)	245	441	(524)	(74)	(326)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(18)	—	(18)
Net income attributable to the noncontrolling interests	—	—	—	(70)	—	(70)
Net (loss) income attributable to Sinclair Broadcast Group	$(414)	$245	$441	$(612)	$(74)	$(414)
Comprehensive (loss) income	$(414)	$246	$441	$(517)	$(74)	$(318)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2020
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$100	$3,081	$2,946	$(184)	$5,943

Media programming and production expenses	—	3	1,284	1,519	(71)	2,735
Selling, general and administrative	18	122	658	279	(97)	980
Impairment of goodwill and definite-lived intangible assets	—	—	—	4,264	—	4,264
Depreciation, amortization and other operating expenses	2	8	211	525	(10)	736
Total operating expenses	20	133	2,153	6,587	(178)	8,715

Operating (loss) income	(20)	(33)	928	(3,641)	(6)	(2,772)

Equity in (loss) earnings of consolidated subsidiaries	(2,409)	877	—	—	1,532	—
Interest expense	(13)	(191)	(3)	(474)	25	(656)
Other income (expense)	27	4	(41)	303	(14)	279
Total other (expense) income, net	(2,395)	690	(44)	(171)	1,543	(377)

Income tax benefit	1	51	3	665	—	720
Net (loss) income	(2,414)	708	887	(3,147)	1,537	(2,429)
Net income attributable to redeemable noncontrolling interests	—	—	—	(56)	—	(56)
Net loss attributable to the noncontrolling interests	—	—	—	71	—	71
Net (loss) income attributable to Sinclair Broadcast Group	$(2,414)	$708	$887	$(3,132)	$1,537	$(2,414)
Comprehensive (loss) income	$(2,414)	$707	$887	$(3,154)	$1,537	$(2,437)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2022
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$6	$(210)	$600	$401	$2	$799

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(4)	(100)	(5)	4	(105)
Deconsolidation of subsidiary cash		—	—	(315)	—	(315)
Proceeds from the sale of assets	—	—	5	4	—	9
Purchases of investments	(48)	(1)	(4)	(22)	—	(75)
Distributions from investments	64	—	10	25	—	99
Spectrum repack reimbursements	—	—	4	—	—	4
Other, net	—	3	(1)	—	—	2
Net cash flows from (used in) investing activities	16	(2)	(86)	(313)	4	(381)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	728	—	—	—	728
Repayments of notes payable, commercial bank financing and finance leases	—	(855)	(5)	(3)	—	(863)
Dividends paid on Class A and Class B Common Stock	(70)	—	—	—	—	(70)
Repurchase of outstanding Class A Common Stock	(120)	—	—	—	—	(120)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	(12)	—	(12)
Increase (decrease) in intercompany payables	214	781	(510)	(479)	(6)	—
Other, net	(1)	(8)	—	—	—	(9)
Net cash flows from (used in) financing activities	23	646	(515)	(501)	(6)	(353)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	45	434	(1)	(413)	—	65
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	2	316	2	499	—	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$47	$750	$1	$86	$—	$884

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2021
(In million)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(5)	$(216)	$583	$(46)	$11	$327

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(2)	(64)	(18)	4	(80)
Acquisition of businesses, net of cash acquired	—	—	(4)	—	—	(4)
Proceeds from the sale of assets	—	—	34	9	—	43
Purchases of investments	(9)	(9)	(46)	(192)	—	(256)
Spectrum repack reimbursements	—	—	24	—	—	24
Other, net	(183)	—	(1)	28	183	27
Net cash flows used in investing activities	(192)	(11)	(57)	(173)	187	(246)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	341	—	46	(30)	357
Repayments of notes payable, commercial bank financing and finance leases	—	(362)	(6)	(51)	(182)	(601)
Dividends paid on Class A and Class B Common Stock	(60)	—	—	—	—	(60)
Repurchases of outstanding Class A Common Stock	(61)	—	—	—	—	(61)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(95)	—	(95)
Distributions to redeemable noncontrolling interests	—	—	—	(6)	—	(6)
Increase (decrease) in intercompany payables	333	106	(518)	65	14	—
Other, net	(13)	—	—	(40)	—	(53)
Net cash flows from (used in) financing activities	199	85	(524)	(86)	(198)	(524)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2	(142)	2	(305)	—	(443)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	458	—	804	—	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$2	$316	$2	$499	$—	$819

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2020
(In millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(119)	$(75)	$864	$875	$3	$1,548

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(8)	(130)	(26)	7	(157)
Acquisition of businesses, net of cash acquired	—	—	(16)	—	—	(16)
Spectrum repack reimbursements	—	—	90	—	—	90
Proceeds from the sale of assets	—	—	36	—	—	36
Purchases of investments	(43)	(8)	(43)	(45)	—	(139)
Other, net	1	—	(2)	28	—	27
Net cash flows used in investing activities	(42)	(16)	(65)	(43)	7	(159)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,398	—	421	—	1,819
Repayments of notes payable, commercial bank financing and finance leases	—	(1,434)	(4)	(301)	—	(1,739)
Dividends paid on Class A and Class B Common Stock	(63)	—	—	—	—	(63)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(36)	—	(36)
Repurchase of outstanding Class A Common Stock	(343)	—	—	—	—	(343)
Redemption of redeemable subsidiary preferred equity	—	—	—	(547)	—	(547)
Debt issuance costs	—	(11)	—	(8)	—	(19)
Distributions to noncontrolling interests	—	—	—	(32)	—	(32)
Distributions to redeemable noncontrolling interests	—	—	—	(383)	—	(383)
Increase (decrease) in intercompany payables	565	239	(798)	4	(10)	—
Other, net	2	—	—	(119)	—	(117)
Net cash flows from (used in) financing activities	161	192	(802)	(1,001)	(10)	(1,460)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	101	(3)	(169)	—	(71)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	357	3	973	—	1,333
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$458	$—	$804	$—	$1,262

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In millions, except per share data)

	For the Quarter Ended
	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Total revenues	$1,288	$837	$843	$960
Operating income	$3,466	$107	$154	$253
Net income (loss)	$2,616	$(6)	$29	$62
Net income (loss) attributable to Sinclair Broadcast Group	$2,587	$(11)	$21	$55
Basic earnings (loss) per common share	$35.85	$(0.17)	$0.32	$0.79
Diluted earnings (loss) per common share	$35.84	$(0.17)	$0.32	$0.79

	For the Quarter Ended
	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Total revenues	$1,511	$1,612	$1,535	$1,476
Operating income (loss)	$35	$(178)	$73	$165
Net income (loss)	$26	$(328)	$17	$(41)
Net (loss) income attributable to Sinclair Broadcast Group	$(12)	$(332)	$19	$(89)
Basic (loss) earnings per common share	$(0.16)	$(4.41)	$0.25	$(1.18)
Diluted (loss) earnings per common share	$(0.16)	$(4.41)	$0.25	$(1.18)