Form 10-Q
period 2023-03-31
SINCLAIR BROADCAST GROUP INC
filed 2023-05-10
CIK 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding as of
Title of each class	May 5, 2023
Class A Common Stock	39,263,914
Class B Common Stock	23,775,056

PART I. FINANCIAL INFORMATION

SINCLAIR BROADCAST GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

ITEM 1.  FINANCIAL STATEMENTS

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$623	$884
Accounts receivable, net of allowance for doubtful accounts of $5 as of both periods	603	612
Income taxes receivable	5	5
Prepaid expenses and other current assets	216	182
Total current assets	1,447	1,683
Property and equipment, net	725	728
Operating lease assets	138	145
Goodwill	2,082	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	424	444
Other definite-lived intangible assets, net	480	502
Other assets	990	964
Total assets (a)	$6,436	$6,704

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$402	$397
Current portion of notes payable, finance leases, and commercial bank financing	37	38
Current portion of operating lease liabilities	21	23
Current portion of program contracts payable	68	83
Other current liabilities	77	67
Total current liabilities	605	608
Notes payable, finance leases, and commercial bank financing, less current portion	4,221	4,227
Operating lease liabilities, less current portion	148	154
Program contracts payable, less current portion	10	10
Deferred tax liabilities	407	610
Other long-term liabilities	214	220
Total liabilities (a)	5,605	5,829
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	—	194
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 44,360,502 and 45,847,879 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	602	624
Retained earnings	289	122
Accumulated other comprehensive (loss) income	(2)	1
Total Sinclair Broadcast Group shareholders’ equity	890	748
Noncontrolling interests	(59)	(67)
Total equity	831	681
Total liabilities, redeemable noncontrolling interests, and equity	$6,436	$6,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of March 31, 2023 and December 31, 2022 include total assets of variable interest entities ("VIE") of $83 million and $115 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of March 31, 2023 and December 31, 2022 include total liabilities of VIEs of $17 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Media revenues	$766	$1,275
Non-media revenues	7	13
Total revenues	773	1,288

OPERATING EXPENSES:
Media programming and production expenses	398	758
Media selling, general and administrative expenses	191	220
Amortization of program contract costs	22	25
Non-media expenses	12	13
Depreciation of property and equipment	24	28
Corporate general and administrative expenses	58	47
Amortization of definite-lived intangible assets	41	93
Gain on deconsolidation of subsidiary	—	(3,357)
Loss (gain) on asset dispositions and other, net of impairment	6	(5)
Total operating expenses (gains)	752	(2,178)
Operating income	21	3,466

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(74)	(115)
Income from equity method investments	31	12
Other income (expense), net	11	(60)
Total other expense, net	(32)	(163)
(Loss) income before income taxes	(11)	3,303
INCOME TAX BENEFIT (PROVISION)	204	(687)
NET INCOME	193	2,616
Net loss (income) attributable to the redeemable noncontrolling interests	4	(4)
Net income attributable to the noncontrolling interests	(12)	(25)
NET INCOME ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP	$185	$2,587

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR BROADCAST GROUP:
Basic earnings per share	$2.65	$35.85
Diluted earnings per share	$2.64	$35.84
Basic weighted average common shares outstanding (in thousands)	69,744	72,164
Diluted weighted average common and common equivalent shares outstanding (in thousands)	69,864	72,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$193	$2,616
Unrealized loss on interest rate swap	(3)	—
Share of other comprehensive income of equity method investments	—	3
Comprehensive income	190	2,619
Comprehensive loss (income) attributable to the redeemable noncontrolling interests	4	(4)
Comprehensive income attributable to the noncontrolling interests	(12)	(25)
Comprehensive income attributable to Sinclair Broadcast Group	$182	$2,590

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

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2023
		Sinclair Broadcast Group Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Class A Common Stock	—	(3,583,213)	—	—	—	(53)	—	—	—	(53)
Class A Common Stock issued pursuant to employee benefit plans	—	2,095,836	—	—	—	31	—	—	—	31
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net (loss) income	(4)	—	—	—	—	—	185	—	12	197
BALANCE, March 31, 2023	$—	44,360,502	$1	23,775,056	$—	$602	$289	$(2)	$(59)	$831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193	$2,616
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of sports programming rights	—	326
Amortization of definite-lived intangible and other assets	41	93
Depreciation of property and equipment	24	28
Amortization of program contract costs	22	25
Stock-based compensation	23	29
Deferred tax (benefit) provision	(207)	689
Loss (gain) on asset dispositions and other, net of impairment	6	(5)
Gain on deconsolidation of subsidiary	—	(3,357)
Income from equity method investments	(31)	(12)
Loss from investments	2	54
Distributions from investments	28	25
Sports programming rights payments	—	(325)
Rebate payments to distributors	—	(15)
Change in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
Decrease in accounts receivable	4	16
Increase in prepaid expenses and other current assets	(42)	(99)
Increase in accounts payable and accrued and other current liabilities	21	5
Net change in net income taxes payable/receivable	—	(3)
Decrease in program contracts payable	(23)	(26)
Other, net	1	6
Net cash flows from operating activities	62	70

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(20)	(21)
Spectrum repack reimbursements	1	1
Proceeds from sale of assets	—	4
Deconsolidation of subsidiary cash	—	(315)
Purchases of investments	(33)	(5)
Distributions from investments	8	70
Net cash flows used in investing activities	(44)	(266)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing, and finance leases	(9)	(7)
Repurchase of outstanding Class A Common Stock	(53)	(68)
Dividends paid on Class A and Class B Common Stock	(18)	(18)
Dividends paid on redeemable subsidiary preferred equity	—	(1)
Repurchase of redeemable subsidiary preferred equity	(190)	—
Distributions to noncontrolling interests, net	(4)	(3)
Other, net	(5)	(5)
Net cash flows used in financing activities	(279)	(102)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(261)	(298)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	884	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$623	$521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, Inc. ("SBG," the "Company," or sometimes referred to as "we" or "our") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platforms, and, prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), regional sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and, prior to the Deconsolidation, college and professional sports. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage and/or operate technical and software services companies, research and development for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

For the quarter ended March 31, 2023, we had one reportable segment for accounting purposes, broadcast. Prior to the Deconsolidation, as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC, we had two reportable segments for accounting purposes, broadcast and local sports. The broadcast segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 637 channels as of March 31, 2023. For the purpose of this report, these 185 stations and 637 channels are referred to as "our" stations and channels. The local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, SBG's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH"), completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations for the fiscal quarter ended March 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations for the three months ended March 31, 2022. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in DSIH under the equity method of accounting. See Note 2. Other Assets for more information.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity (deficit) and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this guidance during the first quarter of 2023. The impact of the adoption did not have a material impact on our consolidated financial statements.

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

Sports Programming Rights

DSIH has multi-year program rights agreements that provide DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, we amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

The National Basketball Association ("NBA") and the National Hockey League ("NHL") postponed games in the fourth quarter of 2021 and rescheduled these games to be played in the first quarter of 2022. The sports rights expense associated with these seasons was recognized over the modified term of these seasons.

Hedge Accounting

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on the Secured Overnight Financing Rate ("SOFR").

We have determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive (loss) income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in our consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in our consolidated statements of cash flows. See Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $3 million and $5 million for the three months ended March 31, 2023 and 2022, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the three months ended March 31, 2022. Non-cash investing activities included property and equipment purchases of $6 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, we received warrants in an investment valued at $1 million in exchange for an equivalent value of advertising spots.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2023	Broadcast	Other	Eliminations	Total
Distribution revenue	$380	$46	$—	$426
Advertising revenue	268	46	(5)	309
Other media, non-media, and intercompany revenues	28	12	(2)	38
Total revenues	$676	$104	$(7)	$773

For the three months ended March 31, 2022	Broadcast	Local sports	Other	Eliminations	Total
Distribution revenue	$392	$433	$48	$—	$873
Advertising revenue	282	44	68	(23)	371
Other media, non-media, and intercompany revenues	47	5	18	(26)	44
Total revenues	$721	$482	$134	$(49)	$1,288

Distribution Revenue. We have agreements with multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors"). We generate distribution revenue through fees received from these Distributors for the right to distribute our stations, other properties, and, prior to the Deconsolidation, RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions within our broadcast television, digital platforms, and, prior to the Deconsolidation, RSNs.

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $198 million and $200 million as of March 31, 2023 and December 31, 2022, respectively, of which $139 million and $144 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the three months ended March 31, 2023 and 2022, included in the deferred revenue balance as of December 31, 2022 and 2021, was $19 million and $29 million, respectively.

For the three months ended March 31, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. For the three months ended March 31, 2022, three customers accounted for 17%, 17%, and 14%, respectively, of our total revenues. As of March 31, 2023, three customers accounted for 12%, 11%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2023 and 2022 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2023 was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). Our effective income tax rate for the three months ended March 31, 2022 approximated the statutory rate.

We believe that our liability for unrecognized tax benefits could be reduced by up to $1 million, in the next twelve months, as a result of expected statute of limitations expirations and the resolution of examination issues and settlements with tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the three months ended March 31, 2023, we repurchased approximately 3.6 million shares of Class A Common Stock for $53 million. As of March 31, 2023, the total remaining purchase authorization was $646 million. As of May 5, 2023, we repurchased an additional 5.2 million shares of Class A Common Stock for $99 million since March 31, 2023. All shares were repurchased under an SEC Rule 10b5-1 plan.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

Subsequent Events

In April 2023, we filed documents with the SEC detailing our plan to implement a reorganization of the Company in which a new holding company, Sinclair, Inc. would become the publicly-traded parent of SBG.

In May 2023, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on June 15, 2023 to holders of record at the close of business on May 30, 2023.

2.              OTHER ASSETS:

Other assets as of March 31, 2023 and December 31, 2022 consisted of the following (in millions):

	As of March 31, 2023	As of December 31, 2022
Equity method investments	$137	$113
Other investments	445	442
Note receivable	193	193
Post-retirement plan assets	42	41
Other	173	175
Total other assets	$990	$964

Equity Method Investments

We have a portfolio of investments, including our investment in DSIH (subsequent to the Deconsolidation), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the three months ended March 31, 2023 and 2022, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment. We recorded income of $10 million for the three months ended March 31, 2022 related to this investment, which is reflected in income from equity method investments in our consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of both March 31, 2023 and December 31, 2022, we held $234 million in investments measured at fair value. As of March 31, 2023 and December 31, 2022, we held $191 million and $190 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $1 million for the three months ended March 31, 2023 and a fair value adjustment loss of $56 million for the three months ended March 31, 2022 associated with these investments, which are reflected in other income (expense), net in our consolidated statements of operations. As of March 31, 2023 and December 31, 2022, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $86 million and $88 million, respectively.

Investments accounted for utilizing the measurement alternative were $20 million, net of $7 million of cumulative impairments, as of March 31, 2023, and $18 million, net of $7 million of cumulative impairments, as of December 31, 2022. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three months ended March 31, 2023 or 2022.

Note Receivable

On November 5, 2021, we purchased and assumed the lenders’ and the administrative agent’s rights and obligations under the Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH, by making a payment to the lenders equal to approximately $184 million, representing 101% of the aggregate outstanding principal amount of the loans under the A/R Facility, plus any accrued interest and outstanding fees and expenses. The maximum facility limit availability under the A/R Facility is $400 million and has a maturity date of September 23, 2024. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer intercompany transactions and, therefore, are reflected in our consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. As of both March 31, 2023 and December 31, 2022, the note receivable due to the Company was approximately $193 million, which is reflected in other assets in our consolidated balance sheets.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly owned subsidiary of the Company, (the "Bank Credit Agreement") includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of March 31, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of March 31, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2023.

Finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million as of both March 31, 2023 and December 31, 2022. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $5 million and $6 million as of March 31, 2023 and December 31, 2022, respectively. See Note 9. Related Person Transactions.

Debt of variable interest entities and guarantees of third-party obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both March 31, 2023 and December 31, 2022, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both March 31, 2023 and December 31, 2022. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $112 million with annual escalations of 4% for the next seven years. We have determined that, as of March 31, 2023, it is not probable that we would have to perform under any of these guarantees.

Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on the Secured Overnight Financing Rate ("SOFR"). See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of March 31, 2023, the fair value of the interest rate swap was a liability of $3 million, which is recorded in other current liabilities in our consolidated balance sheets.

4.              REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, Diamond Sports Holdings LLC ("DSH"), an indirect parent of Diamond Sports Group, LLC ("DSG") and indirect wholly-owned subsidiary of the Company, issued preferred equity (the "Redeemable Subsidiary Preferred Equity").

Dividends accrued during both the three months ended March 31, 2023 and 2022 were $3 million and are reflected in net income attributable to the redeemable noncontrolling interests in our consolidated statements of operations. The dividends paid in cash accrue at a rate equal to 1-month LIBOR (with a 0.75% floor) plus 8.0%, which is 0.5% lower than the rate payable if the dividends were paid-in-kind during the quarter. Dividends accrued during both the three months ended March 31, 2023 and 2022 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

The balance, net of issuance costs, and the liquidation preference of the Redeemable Subsidiary Preferred Equity were $194 million and $198 million, respectively, as of December 31, 2022. On February 10, 2023, we purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million, representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.

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

FCC Litigation Matters

On May 22, 2020, the Federal Communications Commission ("FCC") released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of March 31, 2023, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice ("DOJ"). This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the Defendants’ motion to dismiss on November 6, 2020. Since then, the Plaintiffs have served the Defendants with written discovery requests and have begun taking depositions of the employees of the defendants and certain third parties. On March 13, 2023, the Court vacated a pretrial schedule that would have required discovery to be completed by April 15, 2023 and briefing on class certification to be completed by September 1, 2023. The Court has not yet set an amended pretrial schedule. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended March 31,
	2023	2022
Income (Numerator)
Net income	$193	$2,616
Net loss (income) attributable to the redeemable noncontrolling interests	4	(4)
Net income attributable to the noncontrolling interests	(12)	(25)
Numerator for basic and diluted earnings per common share available to common shareholders	$185	$2,587

Shares (Denominator)
Basic weighted-average common shares outstanding	69,744	72,164
Dilutive effect of stock-settled appreciation rights and outstanding stock options	120	12
Diluted weighted-average common and common equivalent shares outstanding	69,864	72,176

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,645	2,545

7.              SEGMENT DATA:

During the period ended March 31, 2023, we measured segment performance based on operating income (loss). For the quarter ended March 31, 2023, we had one reportable segment, broadcast. Prior to the Deconsolidation, we had two reportable segments, broadcast and local sports. Our broadcast segment provides free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our local sports segment provided viewers with live professional sports content and included our Bally RSNs, Marquee, and our investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of original networks and content, including Tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2023	Broadcast	Other & Corporate		Eliminations	Consolidated
Assets	$4,379	$2,057	(d)	$—	$6,436

For the three months ended March 31, 2023	Broadcast		Other & Corporate	Eliminations		Consolidated
Revenue	$676	(b)	$104	$(7)	(a)	$773
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59		7	(1)		65
Amortization of program contract costs	17		5	—		22
Corporate general and administrative expenses	33		25	—		58
(Gain) loss on asset dispositions and other, net of impairment	(2)		8	—		6
Operating income (loss)	51		(30)	—		21
Interest expense including amortization of debt discount and deferred financing costs	1		76	(3)		74
Income from equity method investments	—		31	—		31

For the three months ended March 31, 2022	Broadcast		Local sports (c)	Other & Corporate	Eliminations		Consolidated
Revenue	$721	(b)	$482	$134	$(49)	(a)	$1,288
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60		54	8	(1)		121
Amortization of sports programming rights	—		326	—	—		326
Amortization of program contract costs	20		—	5	—		25
Corporate general and administrative expenses	43		1	3	—		47
Gain on deconsolidation of subsidiary	—		—	(3,357)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(5)		—	—	—		(5)
Operating income (loss)	97		(4)	3,372	1		3,466
Interest expense including amortization of debt discount and deferred financing costs	1		72	47	(5)		115
Income from equity method investments	—		10	2	—		12

(a)Includes $5 million and $22 million for the three months ended March 31, 2023 and 2022, respectively, of revenue for services provided by other to broadcast, which is eliminated in consolidation, and $1 million and $24 million for the three months ended March 31, 2023 and 2022, respectively, of revenue for services provided by broadcast to other and local sports, which is eliminated in consolidation.
(b)Includes $10 million and $5 million for the three months ended March 31, 2023 and 2022, respectively, of revenue for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(c)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(d)Includes the note receivable due to the Company outstanding under the A/R facility of approximately $193 million. See Note Receivable within Note 2. Other Assets.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Accounts receivable, net	$17	$47
Other current assets	2	3
Total current assets	19	50

Property and equipment, net	11	10
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	38	40
Total assets	$83	$115

LIABILITIES
Current liabilities:
Other current liabilities	$14	$15

Notes payable, finance leases and commercial bank financing, less current portion	6	7
Program contracts payable, less current portion	1	1
Other long-term liabilities	3	3
Total liabilities	$24	$26

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $131 million and $130 million as of March 31, 2023 and December 31, 2022, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2023, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $196 million and $187 million as of March 31, 2023 and December 31, 2022, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded gains of $35 million for the three months ended March 31, 2023 and gains of $20 million for the three months ended March 31, 2022 related to these investments.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in our loss of voting control over DSIH. We hold substantially all of the equity of DSIH and provide certain management and general and administrative services to DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support. We are also party to an A/R facility held by an indirect wholly-owned subsidiary of DSIH which had an outstanding balance of approximately $193 million as of both March 31, 2023 and December 31, 2022. See Note Receivable within Note 2. Other Assets. The amounts drawn under the A/R facility represent our maximum loss exposure.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million for both the three months ended March 31, 2023 and 2022. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $0.1 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the "Cunningham Stations"). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 8. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $62 million and $61 million as of March 31, 2023 and December 31, 2022, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2023 and December 31, 2022, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million for both the three months ended March 31, 2023 and 2022.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between August 2023 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $36 million for the three months ended March 31, 2023 and $34 million for the three months ended March 31, 2022 related to the Cunningham Stations.

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

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.5 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022 under these agreements.

MileOne Autogroup Inc.

We sell advertising time to certain operating subsidiaries of MileOne Autogroup, Inc. ("MileOne"), including automobile dealerships, body shops, and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, MileOne. We received payments for advertising totaling less than $0.1 million for each of the three months ended March 31, 2023 and 2022.

Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.4 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, we accounted for our equity interest in DSIH as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2023 is $78 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next five years. Pursuant to this agreement, the Broadcast segment recorded $9 million and $28 million of revenue for the three months ended March 31, 2023 and 2022, respectively, of which $24 million for the three months ended March 31, 2022 was eliminated in consolidation prior to the Deconsolidation. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $1 million during the three months ended March 31, 2022.

Note receivable. We received payments totaling $3 million and $50 million from DSPV during the three months ended March 31, 2023 and 2022, respectively, related to the note receivable associated with the A/R facility.

We recorded revenue of $5 million and $1 million during the three months ended March 31, 2023 and 2022, respectively, within other related to certain other transactions between DSIH and the Company.

Other equity method investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which we provide certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million for the three months ended March 31, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the three months ended March 31, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million for the three months ended March 31, 2022.

Sports Programming Rights

Affiliates of six professional teams have non-controlling equity interests in certain of DSIH's RSNs. DSIH paid $61 million for the three months ended March 31, 2022 under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, consisting of salary and bonus. Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of less than $0.1 million for both the three months ended March 31, 2023 and 2022, consisting of salary and bonus, and was granted 1,252 shares of restricted stock, vesting over two years, during the three months ended March 31, 2023. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.1 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively, consisting of salary and bonus. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for both the three months ended March 31, 2023 and 2022, consisting of salary, and was granted 516 and 302 shares of restricted stock, vesting over two years, during the three months ended March 31, 2023 and 2022, respectively.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Robert Smith, a member of the Company’s Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2023 and 2022, consisting of salary and bonus. J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2023 and 2022, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2023		As of December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$5	N/A	$6
Money market funds	N/A	450	N/A	741
Deferred compensation assets	42	42	41	41
Deferred compensation liabilities	37	37	35	35

Level 2:
Investments in equity securities (a)	N/A	154	N/A	153
Interest rate swap (b)	N/A	3	N/A	—
STG (c):
5.500% Senior Notes due 2030	500	399	500	347
5.125% Senior Notes due 2027	282	244	282	230
4.125% Senior Secured Notes due 2030	750	608	750	560
Term Loan B-2, due September 30, 2026	1,255	1,148	1,258	1,198
Term Loan B-3, due April 1, 2028	727	656	729	692
Term Loan B-4, due April 21, 2029	744	676	746	709
Debt of variable interest entities (c)	8	8	8	8
Debt of non-media subsidiaries (c)	16	16	16	16

Level 3:
Investments in equity securities (d)	N/A	75	N/A	75

N/A - Not applicable
(a)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. The fair value of the interest rate swap was a liability as of March 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $54 million and $56 million as of March 31, 2023 and December 31, 2022, respectively.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's Corporation ("Bally's") and received warrants and options to acquire common equity in the business. During the three months ended March 31, 2022 we recorded a fair value adjustment loss of $56 million related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended March 31, 2023 and 2022 (in millions):

Options and Warrants
Three Months Ended March 31, 2023
Fair value at December 31, 2022	$75
Measurement adjustments	—
Fair value at March 31, 2023	$75

Options and Warrants
Three Months Ended March 31, 2022
Fair value at December 31, 2021	$282
Measurement adjustments	(56)
Fair value at March 31, 2022	$226

11.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the Bank Credit Agreement, 5.125% Notes, 5.500% Notes, and 4.125% Secured Notes (collectively, the notes are referred to as the "STG Notes"). Our Class A Common Stock and Class B Common Stock as of March 31, 2023, were obligations or securities of SBG and not obligations or securities of STG. SBG is a guarantor under the STG Notes. As of March 31, 2023, our consolidated total debt, net of deferred financing costs and debt discounts, of $4,258 million included $4,243 million related to STG and its subsidiaries of which we guaranteed $4,211 million.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG’s wholly-owned subsidiaries ("guarantor subsidiaries") have fully and unconditionally guaranteed, subject to certain customary automatic release provisions, all of STG’s obligations. Those guarantees are joint and several. There are certain contractual restrictions on the ability of SBG, STG, or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2023
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$48	$461	$1	$113	$—	$623
Accounts receivable, net	—	—	581	22	—	603
Other current assets	26	57	165	25	(52)	221
Total current assets	74	518	747	160	(52)	1,447

Property and equipment, net	—	30	666	50	(21)	725

Investment in equity of consolidated subsidiaries	1,091	3,492	—	—	(4,583)	—
Goodwill	—	—	2,081	1	—	2,082
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	894	38	(28)	904
Other long-term assets	536	944	550	736	(1,638)	1,128
Total assets	$1,701	$4,984	$5,074	$999	$(6,322)	$6,436

Accounts payable and accrued liabilities	$—	$70	$315	$18	$(1)	$402
Current portion of long-term debt	—	28	6	4	(1)	37
Other current liabilities	3	11	123	79	(50)	166
Total current liabilities	3	109	444	101	(52)	605

Long-term debt	—	4,176	23	389	(367)	4,221
Other long-term liabilities	808	54	1,116	305	(1,504)	779
Total liabilities	811	4,339	1,583	795	(1,923)	5,605

Total Sinclair Broadcast Group equity	890	645	3,491	267	(4,403)	890
Noncontrolling interests in consolidated subsidiaries	—	—	—	(63)	4	(59)
Total liabilities and equity	$1,701	$4,984	$5,074	$999	$(6,322)	$6,436

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2022
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Cash and cash equivalents	$47	$750	$1	$86	$—	$884
Accounts receivable, net	—	—	555	57	—	612
Other current assets	32	42	159	19	(65)	187
Total current assets	79	792	715	162	(65)	1,683

Property and equipment, net	—	31	668	51	(22)	728

Investment in equity of consolidated subsidiaries	962	3,463	—	—	(4,425)	—
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	935	42	(31)	946
Other long-term assets	542	938	512	573	(1,456)	1,109
Total assets	$1,583	$5,224	$5,047	$849	$(5,999)	$6,704

Accounts payable and accrued liabilities	$—	$80	$300	$18	$(1)	$397
Current portion of long-term debt	—	28	6	5	(1)	38
Other current liabilities	4	8	139	87	(65)	173
Total current liabilities	4	116	445	110	(67)	608

Long-term debt	—	4,181	24	387	(365)	4,227
Other long-term liabilities	831	52	1,120	314	(1,323)	994
Total liabilities	835	4,349	1,589	811	(1,755)	5,829

Redeemable noncontrolling interests	—	—	—	194	—	194
Total Sinclair Broadcast Group equity (deficit)	748	875	3,458	(86)	(4,247)	748
Noncontrolling interests in consolidated subsidiaries	—	—	—	(70)	3	(67)
Total liabilities, redeemable noncontrolling interests, and equity	$1,583	$5,224	$5,047	$849	$(5,999)	$6,704

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$10	$739	$43	$(19)	$773

Media programming and production expenses	—	3	376	34	(15)	398
Selling, general and administrative expenses	25	35	187	5	(3)	249
Depreciation, amortization and other operating expenses	1	1	82	22	(1)	105
Total operating expenses	26	39	645	61	(19)	752

Operating (loss) income	(26)	(29)	94	(18)	—	21

Equity in earnings of consolidated subsidiaries	207	69	—	—	(276)	—
Interest expense	—	(73)	(1)	(3)	3	(74)
Other (expense) income	(3)	8	—	37	—	42
Total other income (expense)	204	4	(1)	34	(273)	(32)

Income tax benefit (provision)	7	19	(23)	201	—	204
Net income (loss)	185	(6)	70	217	(273)	193
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4	—	4
Net income attributable to the noncontrolling interests	—	—	—	(12)	—	(12)
Net income (loss) attributable to Sinclair Broadcast Group	$185	$(6)	$70	$209	$(273)	$185
Comprehensive income (loss)	$185	$(9)	$70	$217	$(273)	$190

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
Net revenue	$—	$29	$791	$531	$(63)	$1,288

Media programming and production expenses	—	—	362	412	(16)	758
Selling, general and administrative expenses	3	48	199	63	(46)	267
Gain on deconsolidation of subsidiary	(3,357)	—	—	—	—	(3,357)
Depreciation, amortization and other operating expenses	—	2	84	70	(2)	154
Total operating (gains) expenses	(3,354)	50	645	545	(64)	(2,178)

Operating income (loss)	3,354	(21)	146	(14)	1	3,466

Equity in (loss) earnings of consolidated subsidiaries	(38)	100	—	—	(62)	—
Interest expense	(4)	(44)	(1)	(75)	9	(115)
Other income (expense)	4	1	3	(50)	(6)	(48)
Total other (expense) income	(38)	57	2	(125)	(59)	(163)

Income tax (provision) benefit	(729)	20	(47)	69	—	(687)
Net income (loss)	2,587	56	101	(70)	(58)	2,616
Net income attributable to the redeemable noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to the noncontrolling interests	—	—	—	(25)	—	(25)
Net income (loss) attributable to Sinclair Broadcast Group	$2,587	$56	$101	$(99)	$(58)	$2,587
Comprehensive income (loss)	$2,587	$56	$101	$(67)	$(58)	$2,619

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(26)	$(74)	$83	$77	$2	$62

NET CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	—	—	(19)	(1)	—	(20)
Spectrum repack reimbursements	—	—	1	—	—	1
Purchases of investments	(2)	—	(21)	(10)	—	(33)
Distributions from investments	—	—	—	8	—	8
Net cash flows used in investing activities	(2)	—	(39)	(3)	—	(44)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments of notes payable, commercial bank financing and finance leases	—	(7)	(1)	(1)	—	(9)
Repurchase of outstanding Class A Common Stock	(53)	—	—	—	—	(53)
Dividends paid on Class A and Class B Common Stock	(18)	—	—	—	—	(18)
Redemption of redeemable subsidiary preferred equity	—	—	—	(190)	—	(190)
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Increase (decrease) in intercompany payables	105	(208)	(43)	148	(2)	—
Other, net	(5)	—	—	—	—	(5)
Net cash flows from (used in) financing activities	29	(215)	(44)	(47)	(2)	(279)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1	(289)	—	27	—	(261)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	47	750	1	86	—	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$48	$461	$1	$113	$—	$623

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(5)	$(45)	$327	$(209)	$2	$70

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of property and equipment	—	(1)	(18)	(2)	—	(21)
Spectrum repack reimbursements	—	—	1	—	—	1
Proceeds from the sale of assets	—	—	4	—	—	4
Deconsolidation of subsidiary cash	—	—	—	(315)	—	(315)
Purchases of investments	(2)	(1)	(1)	(1)	—	(5)
Distributions from investments	50	—	10	10	—	70
Net cash flows from (used in) investing activities	48	(2)	(4)	(308)	—	(266)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments of notes payable, commercial bank financing and finance leases	—	(5)	(1)	(1)	—	(7)
Repurchase of outstanding Class A Common Stock	(68)	—	—	—	—	(68)
Dividends paid on Class A and Class B Common Stock	(18)	—	—	—	—	(18)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	(3)	—	(3)
Increase (decrease) in intercompany payables	100	151	(323)	74	(2)	—
Other, net	(5)	—	—	—	—	(5)
Net cash flows from (used in) financing activities	9	146	(324)	69	(2)	(102)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	52	99	(1)	(448)	—	(298)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	2	316	2	499	—	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$54	$415	$1	$51	$—	$521

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

Regulatory risks

•The FCC task force appointed to help ensure a smoother roll-out of NextGen TV could impact business-use cases for the NextGen TV technology and the timeframe for the discontinuance of ATSC 1.0;
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
•our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results;
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
•our ability to identify media business investment opportunities and to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, other original programming, mobile DTV, and FAST channels;
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
•natural disasters and pandemics (such as the outbreak and worldwide spread of COVID-19) that impact our employees, Distributors, advertisers, suppliers, stations and networks; and
•cybersecurity incidents, data privacy, and other information technology failures have, and in the future, may, adversely affect us and disrupt our operations.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended March 31, 2023 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenues and expenses for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2023.

Summary of Significant Events

Content and Distribution
•In February 2023, we announced that our free, over-the-air multicast networks COMET, CHARGE!, and TBD will add 2.4 million households through upgraded local broadcast affiliates and linear carriage. This brings the total new coverage since the start of 2022 to nearly 17 million households.
•In April 2023, we announced a distribution agreement with YouTube TV to add carriage of Tennis Channel, T2, CHARGE!, and TBD to YouTube TV's service offerings beginning June 1, 2023 and to extend YouTube TV's existing carriage of our CBS and MyNetworkTV affiliated television broadcast stations.
•In March 2023, we entered into an agreement with fuboTV for carriage of our CBS stations.
•In April 2023, we entered into an agreement with Hulu to resume carriage of our ABC stations.

Environmental, Social, and Governance
•To date in 2023, our newsrooms have won a total of 44 journalism awards, including two Investigative Reporters and Editors (IRE) awards.
•In March 2023, we announced a multi-year, national agreement with USC Shoah Foundation—The Institute for Visual History and Education to assist with the recording of interviews with genocide survivors as part of the Institute’s Last Chance Testimony Collection Initiative, an effort to collect testimonies from the last living survivors and witnesses to the Holocaust and other genocides. Under the agreement, we will provide our production facilities to film testimonies via high-definition video and audio recordings taken with state-of-the-art equipment at our broadcast television stations around the US.
•In April 2023, we announced that Project Baltimore, the special investigative reporting unit of WBFF/Fox 45 News, was honored by Investigative Reporters and Editors for its reporting on Baltimore’s public school system, exposing how Baltimore City Schools denied students with disabilities a proper education, and in doing so, violated their federal education rights.
•In April 2023, we celebrated our first Sinclair Day of Service whereby all employees were encouraged to volunteer that day for charitable causes. Thousands of employees eagerly turned out to help out in their communities.

NextGen Broadcasting (ATSC 3.0)
•In April 2023, we and our partners CAST.ERA, SK Telecom, and Saankhya Labs, announced we will build and operate an innovative and interconnected broadcast platform to provide commercial services and solutions for national data distribution using NextGen Broadcast (ATSC 3.0) network technology. The NextGen Broadcast Data Distribution Core Network will provide a wireless broadcast backbone for IP (Internet Protocol) data delivery across the country.
•In April 2023, the Metropolitan Washington Council of Governments and our subsidiary, ONE Media 3.0, launched the nation’s first pilot project to use Next Generation Broadcast to disseminate Advanced Emergency Information. The pilot program provides an efficient, instantaneous and simultaneous delivery of emergency messaging sent by local governments to all users for free, utilizing the over-the-air broadcast platform. The pilot also demonstrated delivery of enhanced, rich media supplements to those emergency messages that meet its newsworthy criteria.

•In 2023, we, in coordination with other broadcasters, and led by BitPath, our joint venture with another broadcaster, have deployed NextGen TV, powered by ATSC 3.0, in the 2 additional markets below. This brings the total number of our markets in which NextGen TV has been deployed to 39:

Month	Market	Number of Stations	Company Stations
March 2023	Rochester, NY	4	WHAM-TV(a) (ABC), WUHF (FOX)
March 2023	Des Moines, IA	4	KDSM-TV (FOX)

(a)The license and programming assets for this station are currently owned by a third party. We provide certain non-programming related sales, operational, and administrative services to this station pursuant to a service agreement, such as a JSA and SSA.

Financing, Capital Allocation, and Shareholder Returns
•In February 2023, we purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.
•For the three months ended March 31, 2023, we repurchased approximately 3.6 million shares of Class A Common Stock for $53 million. As of May 5, 2023, we repurchased an additional 5.2 million shares of Class A Common Stock, for $99 million since March 31, 2023. All shares were repurchased under an SEC Rule 10b5-1 plan.
•In February 2023 and May 2023, we declared a quarterly cash dividend of $0.25 per share.

RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. For the quarter ended March 31, 2023, we have one reportable segment, "broadcast," that is disclosed separately from our other and corporate activities. Prior to the Deconsolidation, we had two reportable segments, "broadcast" and "local sports," that were disclosed separately from our other and corporate activities.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Media revenues	$766	$1,275
Non-media revenues	7	13
Total revenues	773	1,288
Media programming and production expenses	398	758
Media selling, general and administrative expenses	191	220
Depreciation and amortization expenses	65	121
Amortization of program contract costs	22	25
Non-media expenses	12	13
Corporate general and administrative expenses	58	47
Gain on deconsolidation of subsidiary	—	(3,357)
Loss (gain) on asset dispositions and other, net of impairment	6	(5)
Operating income	$21	$3,466
Net income attributable to Sinclair Broadcast Group	$185	$2,587

BROADCAST SEGMENT

The following table sets forth our revenue and expenses for our broadcast segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2023	2022
Revenue:
Distribution revenue	$380	$392	(3)%
Advertising revenue	268	282	(5)%
Other media revenues (a)	28	47	(40)%
Media revenues	$676	$721	(6)%

Operating Expenses:
Media programming and production expenses	$358	$350	2%
Media selling, general and administrative expenses (b)	160	156	3%
Depreciation and amortization expenses	59	60	(2)%
Amortization of program contract costs	17	20	(15)%
Corporate general and administrative expenses	33	43	(23)%
Gain on asset dispositions and other, net of impairment	(2)	(5)	(60)%
Operating income	$51	$97	(47)%

(a)Includes $1 million and $24 million for three months ended March 31, 2023 and 2022, respectively, of intercompany revenue related to certain services provided to other and local sports, prior to the Deconsolidation, under management services agreements, which is eliminated in consolidation, and $10 million and $5 million of revenue for the three months ended March 31, 2023 and 2022, respectively, for services provided by broadcast under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $5 million and $16 million for the three months ended March 31, 2023 and 2022, respectively, of intercompany expense related to certain services provided to broadcast from other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents payments from Distributors for our broadcast signals, decreased $12 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a decrease in subscribers, partially offset by increases in contractual rates.
Advertising revenue. Advertising revenue decreased $14 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a decrease in political advertising revenue as 2022 was a political year, compared to 2023 which is a non-political year.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended March 31,
	2023	2022
Local news	34%	34%
Syndicated/Other programming	24%	26%
Network programming	19%	21%
Sports programming	19%	15%
Paid programming	4%	4%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels (a)	2023	2022
ABC	40	29%	30%
FOX	55	28%	23%
CBS	30	21%	21%
NBC	25	12%	16%
CW	46	5%	5%
MNT	40	4%	4%
Other	401	1%	1%
Total	637

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Me TV, Quest, Rewind, Stadium, TBD, TCN, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenues. Other media revenues decreased $19 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a decrease in revenue from the local sports segment and other related to providing certain services under a management services agreement.

Expenses

Media programming and production expenses. Media programming and production expenses increased $8 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a $6 million increase in fees pursuant to network affiliation agreements.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $4 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a $3 million increase in information technology costs and a $2 million increase in employee compensation costs, partially offset by a $1 million decrease in national sales commissions.

Amortization of program contract costs. The amortization of program contract costs decreased $3 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily related to reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net of impairments. For both the three months ended March 31, 2023 and 2022 we recorded gains of $1 million related to reimbursements from the spectrum repack. For the three months ended March 31, 2022, we recorded a gain of $3 million related to the sale of assets of one of our stations.

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

The following table sets forth our revenue and expenses for our local sports segment for the period presented (in millions):

Three Months Ended March 31,
2022
Revenue:	(b)
Distribution revenue	$433
Advertising revenue	44
Other media revenue	5
Media revenue	$482

Operating Expenses:
Media programming and production expenses	$376
Media selling, general and administrative expenses (a)	55
Depreciation and amortization expenses	54
Corporate general and administrative	1
Operating loss (a)	$(4)
Income from equity method investments	$10

(a)Includes $24 million for three months ended March 31, 2022 of intercompany expense related to certain services provided by the broadcast segment under a management services agreement, which is eliminated in consolidation.
(b)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

The revenue and expense items noted above for the three months ended March 31, 2022 represents activity prior to the Deconsolidation which occurred on March 1, 2022, thus there is no activity presented for periods subsequent to the first quarter of 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further discussion.

OTHER

The following table sets forth our revenues and expenses for our owned networks and content, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2023	2022
Revenue:
Distribution revenue	$46	$48	(4)%
Advertising revenue	46	68	(32)%
Other media revenues	4	4	—%
Media revenues (a)	$96	$120	(20)%
Non-media revenues (b)	$8	$14	(43)%

Operating Expenses:
Media expenses (c)	$77	$89	(13)%
Non-media expenses (d)	$12	$14	(14)%
Amortization of program contract costs	$5	$5	—%
Operating (loss) income	$(5)	$18	n/m
Income from equity method investments	$31	$2	n/m

n/m - not meaningful
(a)Media revenues for the three months ended March 31, 2023 and 2022 include $5 million and $21 million, respectively, of intercompany revenue related to certain services and sales provided to the broadcast segment, which is eliminated in consolidation.
(b)Non-media revenues for both the three months ended March 31, 2023 and 2022 include $1 million of intercompany revenue related to certain services and sales provided to the broadcast segment, which is eliminated in consolidation.
(c)Media expenses for the three months ended March 31, 2023 and 2022 include $2 million and $5 million, respectively, of intercompany expense primarily related to certain services provided by the broadcast segment, which is eliminated in consolidation.
(d)Non-media expenses for the three months ended March 31, 2022 include $1 million of intercompany expense related to certain services and sales provided by the broadcast segment, which is eliminated in consolidation.

Revenue. Media revenues decreased $24 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a decrease in advertising revenue related to our owned networks. Non-media revenues decreased $6 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to lower sales within our consolidated real estate investments.

Expenses. Media expenses decreased $12 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to selling, general and administrative expenses related to our content. Non-media expenses decreased $2 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to our real estate investments.

Income from equity method investments. During the three months ended March 31, 2023, we recognized a gain of $33 million on the sale of two of our real estate investments, which is included in income from equity method investments in our consolidated statements of operations.

CORPORATE AND UNALLOCATED EXPENSES

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2023	2022
Corporate general and administrative expenses	$58	$47	23%
Gain on deconsolidation of subsidiary	$—	$(3,357)	n/m
Interest expense including amortization of debt discount and deferred financing costs	$74	$115	(36)%
Other income (expense), net	$11	$(60)	n/m
Income tax benefit (provision)	$204	$(687)	n/m
Net loss (income) attributable to the redeemable noncontrolling interests	$4	$(4)	n/m
Net income attributable to the noncontrolling interests	$(12)	$(25)	(52)%

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased by $11 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a $4 million increase in employee compensation cost and a $3 million increase in both insurance expenses, primarily related to our cyber insurance policy, and legal, consulting, and regulatory costs.

Gain on deconsolidation of subsidiary. For the three months ended March 31, 2023, we recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. The table above and explanation that follows cover total consolidated interest expense. Interest expense decreased by $41 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a decrease in DSG interest expense of $72 million due to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. Excluding the impact of the Deconsolidation, interest expense increased by $31 million primarily due to increased interest expense related to our variable rate debt.

Other income (expense), net. Other income increased by $71 million for the three months ended March 31, 2023, when compared to the same periods in 2022, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 2. Other Assets within the Consolidated Financial Statements for further information.

Income tax benefit (provision). The effective tax rate for the three months ended March 31, 2023 was a benefit of 1870.7% as compared to a provision of 20.8% during the same period in 2022. The increase in the effective tax rate for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

Net loss (income) attributable to the redeemable noncontrolling interests. Net income attributable to the redeemable noncontrolling interests decreased by $8 million during the three months ended March 31, 2023, when compared to the same period in 2022, primarily as a result of the repurchase of the remaining Redeemable Subsidiary Preferred Equity, which occurred in the first quarter of 2023. See Redeemable Subsidiary Preferred Equity under Note 5: Redeemable Noncontrolling Interests within the Consolidated Financial Statements for further information.

Net income attributable to the noncontrolling interests. Net income attributable to the noncontrolling interests decreased $13 million during the three months ended March 31, 2023, when compared to the same period in 2022, primarily as a result of the Deconsolidation, which occurred during the first quarter of 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had net working capital of approximately $842 million, including $623 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by our operations, and borrowing capacity under the Bank Credit Agreement are used as our primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of March 31, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of March 31, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2023.
During the three months ended March 31, 2023, there were no material changes to our contractual cash obligations as of March 31, 2023.

We anticipate that existing cash and cash equivalents, cash flow from our operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy our debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, and other geopolitical matters, natural disasters and pandemics (such as the outbreak and worldwide spread of COVID-19), and their resulting effect on the economy, our advertisers, and our Distributors and their subscribers, could affect our liquidity and our first lien leverage ratio which could affect our ability to access the full borrowing capacity under the Bank Credit Agreement. For our long-term liquidity needs, in addition to the sources described above, we may rely upon various sources, such as but not limited to, the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of Company assets. However, there can be no assurance that additional financing or capital or buyers of our Company assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash flows from operating activities	$62	$70

Cash flows used in investing activities:
Acquisition of property and equipment	$(20)	$(21)
Proceeds from the sale of assets	—	4
Purchases of investments	(33)	(5)
Deconsolidation of subsidiary cash	—	(315)
Distributions from investments	8	70
Spectrum repack reimbursements	1	1
Net cash flows used in investing activities	$(44)	$(266)

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing, and finance leases	$(9)	$(7)
Dividends paid on Class A and Class B Common Stock	(18)	(18)
Repurchase of outstanding Class A Common Stock	(53)	(68)
Repurchase of redeemable subsidiary preferred equity	(190)	—
Distributions to noncontrolling interests, net	(4)	(3)
Other, net	(5)	(6)
Net cash flows used in financing activities	$(279)	$(102)

Operating Activities

Net cash flows from operating activities decreased during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to a decrease in cash collections from Distributors and an increase in production and overhead costs, as well as the partial period impact related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Investing Activities

Net cash flows used in investing activities decreased during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to the removal of DSIH's cash balance as a result of the Deconsolidation in the first quarter of 2022, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements, partially offset by a decrease in distributions from investments and increased purchases of investments during the three months ended March 31, 2023.

Financing Activities

Net cash flows used in financing activities increased during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to the repurchase of the Redeemable Subsidiary Preferred Equity during the three months ended March 31, 2023.

In February and May 2023, our Board of Directors declared a quarterly dividend of $0.25 per share. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as described below, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026. The swap agreement has a notional amount of $600 million and bears a fixed interest rate of 3.9%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2023.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the risk factor discussed below.

Diamond Sports Group has filed for bankruptcy protection, the results of which could have a material adverse effect on our financial condition and results of operations.

On March 14, 2023, DSG, our independently managed and unconsolidated subsidiary, filed for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Although we have engaged in negotiations with DSG and its creditors regarding a restructuring support agreement, including a mutual release of claims, we cannot be assured that any agreement will be reached with DSG or its creditors. As part of DSG’s Chapter 11 case, DSG’s independent directors and the committee of unsecured creditors of DSG each are conducting an investigation into certain alleged claims against us, including fraudulent conveyance claims, and depending on the outcome of the investigation DSG or other parties in interest could bring or seek to bring legal actions against us. In addition, the ultimate court-approved structure and organization of DSG post-bankruptcy could result in adverse tax consequences to us. These potential consequences could materially and adversely affect our financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our stock in the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
01/01/23 - 01/31/23	—	$—	—	$—
02/01/23 - 02/28/23	—	$—	—	$—
03/01/23 - 03/31/23	3,583,213	$14.67	3,583,213	$646

(a)All repurchases were made in open-market transactions and were repurchased under an SEC Rule 10b5-1 plan.
(b)On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of March 31, 2023, the remaining authorization under the program was $646 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Form of Restricted Stock Award Agreement - March 2023 Grants.
10.2*	Form of Stock Appreciation Rights Agreement - March 2023 Grants.
31.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended March 31, 2023 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2023.

SINCLAIR BROADCAST GROUP, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)